Form 10-Q
period 1994-12-31
ACETO CORP
filed 1995-02-08
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1994 Commission file number 0-4217
                                ACETO CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                        11-1720520
 (State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)    Identification Number)

 One Hollow Lane, Lake Success, NY            11042
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:
(516) 627-6000

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No____

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 5,010,697

                 ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                    For Six Months Ended
                                                        Dec. 31st

                                              1994                   1993

Net sales                                    74,460               $ 65,269
Cost of sales                                63,911                 56,094
     Gross profit                            10,549                  9,175

Selling, general and administrative
     expenses                                 6,510                  5,557

     Operating profit                         4,039                  3,618

Other income net of interest expense            665                    385

Income before income taxes                    4,704                  4,003

Provision for income taxes                    1,807                  1,492

Net income                                 $  2,897               $  2,511

Net income per common share:
  Primary                                  $   0.56               $   0.48

  Fully diluted                            $   0.56               $   0.48

See accompanying notes to condensed consolidated financial statements.

                 ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                  For Three Months Ended
                                                        Dec. 31st

                                              1994                   1993

Net sales                                  $ 38,418               $ 33,679
Cost of sales                                32,518                 28,705
     Gross profit                             5,900                  4,974

Selling, general and administrative
     expenses                                 3,304                  2,908

     Operating profit                         2,596                  2,066


Other income net of interest expense            358                    287

Income before income taxes                    2,954                  2,353

Provision for income taxes                    1,122                    883

Net income                                 $  1,832               $  1,470

Net income per common share:
  Primary                                  $   0.35               $   0.28

  Fully diluted                            $   0.35               $   0.28

See accompanying notes to condensed consolidated financial statements.

                 ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                   Dec. 31st     June 30th
                                                     1994           1994

Assets

Current assets:
 Cash and cash equivalents                        $    714       $  5,122
 Short-term investments                              5,781          6,794

 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $206; June $176)                          30,101         23,579
   Other                                               522            755

                                                    30,623         24,334

 Inventories                                        27,281         26,613
 Prepaid expenses                                      398            548
 Deferred income tax benefit                         1,652          1,652
 Property held for sale                                632            644

     Total current assets                           67,081         65,707

Long-term investments                               17,696         14,617
Long-term notes receivable                             198            213
Property and equipment, at cost:
 Land                                                  140            140
 Buildings and building improvements                   886            886
 Equipment                                           1,524          1,462
                                                     2,550          2,488

 Less accumulated depreciation and
 amortization                                        1,508          1,418
                                                     1,042          1,070

Other assets                                           191            191

Total assets                                      $ 86,208       $ 81,798

See accompanying notes to condensed consolidated financial statements.

                 ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                         (In thousands except par value)

                                                  Dec. 31st       June 30th
                                                     1994            1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $    963        $  1,350
  Current installments on long-term debt              250             250
  Accounts payable                                  4,656           2,811
  Accrued merchandise purchases                     9,561           8,845
  Accrued compensation                              3,817           3,323
  Accrued plant shut-down costs                     1,190           1,670
  Other accrued expenses                            3,230           2,033
  Income taxes payable                              1,077           1,819
          Total current liabilities                24,744          22,101

Long-term debt, excluding current installments      1,750           2,000
Deferred income taxes                                  30              30
Redeemable preferred stock (note 4)                   821             821

Shareholders' equity (note 3):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Dec., 5,530 shares; June,                 55              55
     5,530 shares; outstanding: Dec.,
     5,011 shares; June, 5,005 shares

  Capital in excess of par value                   50,167          50,168
  Retained earnings                                14,799          12,842

                                                   65,021          63,065
   Less:
     Cost of common stock held in treasury;
     Dec., 519 shares;  June, 524 shares            6,158           6,219

          Total shareholders' equity               58,863          56,846

Total liabilities and shareholders' equity       $ 86,208        $ 81,798

See accompanying notes to condensed consolidated financial statements.

                 ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                        Six Months Ended
                                                            Dec. 31st.
                                                         1994          1993
Operating activities:
  Net income                                          $ 2,897       $ 2,511
  Adjustments to reconcile net income to net
    cash used in operating activities:
     Depreciation and amortization                        146           155
     Write-down of assets to net realizable value          --           161
     Loss on sale of assets                                --           145
     Effect of market value over original
       option price for options exercised                  20            19
     Increase in allowance for doubtful accounts           30            30
     Changes in operating assets and liabilities:
       Decrease in investments - trading securities     1,079            --
       Increase in trade accounts receivable           (6,552)       (2,369)
       Decrease in other receivables                      233           132
       Decrease (increase) in inventories                (668)        6,390
       Decrease (increase) in prepaid expenses            150          (248)
       Decrease (increase) in notes receivable             15          (224)
       Increase (decrease) in drafts and
        acceptances payable                              (387)            7
       Increase (decrease) in accounts payable          1,845          (539)
       Increase (decrease) in accrued merchandise
        purchases                                         715        (4,051)
       Increase (decrease) in accrued compensation        494          (162)
       Decrease in accrued plant shut-down costs         (480)       (1,260)
       Increase (decrease) in other accrued expenses    1,197          (442)
       Decrease in income taxes payable                  (742)         (336)
Net cash used in operating activities                      (8)          (81)

Investing activities:
  Purchases of investments - held-to-maturity          (5,556)      (26,623)
  Proceeds from investments - held-to-maturity          2,411        23,162
  Purchases of equipment                                 (106)          (72)
  Proceeds from sale of plant and equipment                --           301
Net cash used in investing activities                  (3,251)       (3,232)

Financing activities:
  Payments of long-term debt                             (250)         (250)
  Payments of cash dividends                             (939)          (38)
  Proceeds from exercise of stock options                  68            71
  Payments for purchases of treasury stock                (28)           --
Net cash used in financing activities                  (1,149)         (217)

Net decrease in cash and cash equivalents              (4,408)       (3,530)

Cash and cash equivalents at beginning of period        5,122         5,616

Cash and cash equivalents at end of period            $   714       $ 2,086

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands except amounts and par value per share)

Note 1:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at December 31, 1994 and June 30, 1994 and the results of operations and statements of cash flows for the six months ended December 31, 1994 and December 31, 1993. The results are not necessarily indicative of those to be expected for the full fiscal year.

Note 2:  Interest and Other Income

                              For Six Months       For Three Months
                                  Ended                  Ended
                                December 31            December 31
                             1994        1993       1994         1993

Dividends                  $   11      $   28     $   10       $   27
Interest on investments       760         647        390          328
Net gain (loss) on
   investments                (56)        (87)        25          (47)
Miscellaneous other
   income (loss)               54         (76)       (16)          43
                           $  769      $  512     $  409       $  351

Note 3:  Income per Common Share

Income per common share is determined based on the weighted average number of common and common equivalent shares outstanding (primary 5,075 and 5,107 fully diluted, 5,170 and 5,203 for the quarters ended Dec. 31,1994 and Dec. 31, 1993, respectively; primary 5,077 and 5,108 fully diluted, 5,172 and 5,204 for the six months ended Dec. 31, 1994 and Dec. 31, 1993, respectively). Fully diluted income per share calculations also include the shares issuable upon conversion of preferred stock, if dilutive.

Note 4:  Redeemable Preferred Stock

The Company has 2,000,000 authorized shares of convertible preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. Redeemable preferred stock outstanding at December 31, 1994 and June 30, 1994 consists of the following:

                      Shares       Par Value
Second series         28,316       $   71
Third series         100,000          250
Fourth series         40,000          100
Fifth series          40,000          100
Sixth series          40,000          100
Seventh series        40,000          100
Eighth series         40,000          100
                                   $  821

The second, third, fourth, fifth, sixth, seventh and eighth series of preferred stock are convertible beginning on the date of issue into the Company's common stock at ratios of 8.4, 6.4, 6.4, 5.1, 6.0, 6.0 and 4.2 shares of preferred stock to 1 share of common stock, respectively, subject to antidilution provisions. The second, third and sixth series pay 10%, the fourth and fifth series pay 8%, the seventh series pays 9.5% and the eighth series pays 9% annual cumulative cash dividends on par value. All series have voting rights. In the event of liquidation of the Company, all series share ratably in the remaining proceeds.

Note 5:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the six months ended December 31, 1994 and 1993 are as follows:

                              1994                 1993

          Interest          $  103               $  130
          Income taxes       2,537                1,830

Note 6:  Investments

Investments at December 31, 1994 and 1993 consist of U.S. Treasury, corporate debt and equity securities. The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities as of July 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts over the life of the related security.

At December 31, 1994, short-term investments consisted of $5,557 trading securities and $224 held-to-maturity securities.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 1994 and June 30, 1994 the Company's cash and short-term investments totalled $6.5 million and $11.9 million and working capital was $42.3 million and $43.6 million, respectively. Additionally, the Company had liquid long-term investments of $17.7 million at December 31, 1994 and $14.6 million at June 30, 1994. The significant working capital position and the ability to generate cash from operations are considered adequate to cover both short-term and long-term liquidity.

Cash and cash equivalents were $0.7 million and $5.1 million and trade receivables were $30.1 million and $23.6 million at December 31, 1994 and June 30, 1994, respectively. The granting of extended payment terms for sales of some of our agricultural products to meet competition was the major reason for the increase in trade receivables and decrease in cash and cash equivalents.
The shutdown of the Company's manufacturing facility has reduced the amount of cash required for working capital and capital expenditures. As a result, the increase in long-term investments to $17.7 million at December 31, 1994 compared to $14.6 million at June 30, 1994 can be attributed partially to the reduced capital requirement allowing a small shift of short-term investments to longer maturities.

The increases in accounts payable and accrued merchandise purchases to $4.7 million and $9.6 million at December 31, 1994 compared to $2.8 and $8.8 million at June 30, 1994 was primarily due to the timing of payments for inventory purchases. The decrease in income taxes payable to $1.1 million at December 31, 1994 compared to $1.8 million at June 30, 1994 related to the timing of estimated tax payments.

RESULTS OF OPERATIONS:

The increase in net sales of $9.2 million (14%) in the six months ended December 31, 1994 compared to the same period last year can be attributed to improved sales levels in most of our product areas. The increase of $4.7 million (14%) in the three month comparable periods was mostly the result of stronger sales of our agricultural products.

Although gross profit margins for the comparable six month periods were at similar levels, the margins for the three months ended December 31, 1994 improved to 15.4% compared to 14.8% for the same period last year. The increase in sales of our agricultural products, some of which are sold at higher margins, accounted for the improvement.

Selling, general and administrative expenses were $6.5 million and $3.3 million for the six and three months ended December 31, 1994 compared to $5.6 million and $2.9 million for the same periods last year. Although recurring expenses increased by approximately 6%, mostly attributable to higher compensation, an insurance recovery of $0.6 million received in September 1993 was the major factor for the lower level of expenses in the prior year's six months ended December 31, 1993. The increase of $0.4 million in the three month comparable periods again can be attributed mostly to higher compensation.

The increases in other income for both the six and three months ended December 31, 1994 compared to the same periods last year resulted from higher levels of cash available for investment in addition to higher investment rates. During the prior year's three months ended Sept. 30, 1993, the Company recognized a loss on the sale of real estate of $145,000 which also contributed to the lower level in last years six month period.

The effective tax rates increased slightly to 38.4% and 38.0% from 37.3% and 37.5% in the six and three months ended December 31, 1994 compared to the same periods last year. The lower rates last year were due primarily to the use of state carryover tax losses by certain subsidiary companies.

Item 4:   Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 1, 1994, the matter of the election of nine directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

The nominees for directors were: Arnold Frankel; Robert E. Parsont; Samuel I. Hendler; Anthony Baldi; Thomas Brunner; Donald Horowitz; Leonard Schwartz; Stephen M. Goldstein; and Robert A. Wiesen. The election of said nominees was uncontested.

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:

                                    VOTES
                       VOTES      AGAINST OR                  BROKER
NOMINEE                 FOR        WITHHELD    ABSTENTIONS    NON-VOTES

Arnold Frankel        4,561,004       5,903     29,062          -
Robert E. Parsont     4,562,012       4,895     29,062          -
Samuel I. Hendler     4,549,349      17,558     29,062          -
Anthony Baldi         4,560,451       6,456     29,062          -
Thomas Brunner        4,560,655       6,252     29,062          -
Donald Horowitz       4,560,535       6,372     29,062          -
Leonard Schwartz      4,560,233       6,674     29,062          -
Stephen M. Goldstein  4,557,547       9,360     29,062          -
Robert A. Wiesen      4,557,867       9,040     29,062          -

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION
(Registrant)


1/31/95                            Donald Horowitz
                                   (Signature)

1/31/95                            Arnold Frankel
                                   (Signature)