Form 10-Q
period 1995-03-31
ACETO CORP
filed 1995-05-10
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1995 Commission file number 0-
4217
                       ACETO CORPORATION
    (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 4,988,783

        ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF INCOME

           (In thousands, except per share amounts)

                                        For Nine Months Ended
                                              March 31st
                                       1995              1994

Net sales                              $120,969      $109,541
Cost of sales                           103,456        93,398
     Gross profit                        17,513        16,143

Selling, general and administrative
     expenses                             9,713         8,870

     Operating profit                     7,800         7,273

Other income net of interest expense      1,130           612

Income before income taxes                8,930         7,885

Provision for income taxes                3,443         2,846

Net income                             $  5,487      $  5,039

Net income per common share:
  Primary                              $   1.07      $   0.98

  Fully diluted                        $   1.06      $   0.97

See accompanying notes to condensed consolidated financial statements.

        ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

          CONDENSED CONSOLIDATED STATEMENTS OF INCOME

           (In thousands, except per share amounts)

                                       For Three Months Ended
                                             March 31st
                                   1995                      1994

Net sales                          $ 46,509               $44,272
Cost of sales                        39,545                37,304
     Gross profit                     6,964                 6,968

Selling, general and administrative
     expenses                         3,203                 3,313

   Operating profit                   3,761                 3,655

Other income net of interest expense    464                   226

Income before income taxes            4,225                 3,881

Provision for income taxes            1,635                 1,354

Net income                         $  2,590              $  2,527

Net income per common share:
  Primary                          $   0.51              $   0.50

  Fully diluted                    $   0.50              $   0.49

See accompanying notes to condensed consolidated financial statements.

        ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                        (In thousands)

                                              Mar. 31st     June 30th
                                                 1995          1994

Assets

Current assets:
 Cash and cash equivalents                      $  1,578  $  5,122
 Short-term investments                            6,096     6,794

 Receivables:
   Trade, less allowance for doubtful accounts:
   (March $221; June $176)                        29,684    23,579
   Other                                             342       755
                                                  30,026    24,334

 Inventories                                      28,062    26,613
 Prepaid expenses                                    155       548
 Deferred income tax benefit                       1,281     1,652
 Property held for sale                              625       644

     Total current assets                         67,823    65,707

Long-term investments                             16,418    14,617
Long-term notes receivable                           192       213
Property and equipment, at cost:
 Land                                                140       140
 Buildings and building improvements                 886       886
 Equipment                                         1,539     1,462
                                                   2,565     2,488

 Less accumulated depreciation and amortization    1,576     1,418
                                                     989     1,070

Other assets                                         191       191

Total assets                                    $ 85,613  $ 81,798

See accompanying notes to condensed consolidated financial statements.

        ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

             CONDENSED CONSOLIDATED BALANCE SHEETS

                (In thousands except par value)

                                               Mar. 31st    June 30th
                                                 1995          1994

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $  1,372    $  1,350
  Current installments on long-term debt            500         250
  Accounts payable                                3,832       2,811
  Accrued merchandise purchases                   8,323       8,845
  Accrued compensation                            3,676       3,323
  Accrued plant shut-down costs                     956       1,670
  Other accrued expenses                          1,921       2,033
  Income taxes payable                            1,630       1,819
          Total current liabilities              22,210      22,101

Long-term debt, excluding current installments    1,500       2,000
Deferred income taxes                                30          30
Redeemable preferred stock (note 4)                 821         821

Shareholders' equity (note 3):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Mar., 5,530 shares; June,               55          55
     5,530 shares; outstanding: Mar.,
     4,989 shares; June, 5,005 shares

  Capital in excess of par value                 50,163      50,168
  Retained earnings                              17,389      12,842

                                                 67,607      63,065
   Less:
     Cost of common stock held in treasury;
     Mar., 541 shares;  June, 524 shares          6,555       6,219

          Total shareholders' equity             61,052      56,846

Total liabilities and shareholders' equity     $ 85,613    $ 81,798

See accompanying notes to condensed consolidated financial statements.

        ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)
                                                     Nine Months Ended
                                                         Mar. 31st.
                                                     1995           1994
Operating activities:
  Net income                                          $ 5,487   $ 5,039
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        220       234
     Write-down of assets to net realizable value          --       161
     Loss on sale of assets                                --       145
     Effect of market value over original
       option price for options exercised                 240       133
     Increase in provision for
       losses on accounts receivable                       45       102
     Changes in operating assets and liabilities:
       Decrease in investments - trading securities     1,003        --
       Increase in trade accounts receivable           (6,150)  (11,994)
       Decrease in other receivables                      413       358
       Decrease(increase)in inventories                (1,449)    5,746
       Decrease(increase)in prepaid expenses              393      (403)
       Decrease(increase)in notes receivable               21      (218)
       Decrease in deferred tax benefit                   371        --
       Increase in drafts and acceptances payable          22        67
       Increase in current installments on
        long-term debt                                    250       250
       Increase in accounts payable                     1,021     2,537
       Increase in accrued compensation                   353       164
       Increase (decrease) in accrued merchandise
        purchases                                        (522)      271
       Decrease in accrued plant shut-down costs         (714)   (1,675)
       Decrease in other accrued expenses                (112)     (655)
       Increase(decrease)in current taxes payable        (189)      808
Net cash provided by operating activities                 703     1,070

Investing activities:
  Purchases of investments - held-to-maturity          (5,784)  (42,589)
  Proceeds from investments - held-to-maturity          3,678    43,032
  Purchases of equipment                                 (120)      (92)
   Proceeds from sale of plant and equipment               --       301
Net cash provided by (used in) investing activities    (2,226)      652

 Financing activities:
  Payments of long-term debt                             (500)     (500)
  Payments of cash dividends                             (940)     (843)
  Proceeds from exercise of stock options                 158       254
  Payments for purchases of treasury stock               (739)     (793)
Net cash used in financing activities                  (2,021)   (1,882)

Net decrease in cash and cash equivalents              (3,544)     (160)

Cash and cash equivalents at beginning of period        5,122     5,616

Cash and cash equivalents at end of period           $  1,578   $ 5,456

See accompanying notes to condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Dollars in thousands except amounts and par value per share)

Note 1:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995 and June 30, 1994 and the results of operations and statements of cash flows for the nine months ended March 31, 1995 and March 31, 1994. The results are not necessarily indicative of those to be expected for the full fiscal year.

Note 2:  Interest and Other Income

                            For Nine Months      For Three Months
                                  Ended                Ended
                               March  31             March 31
                           1995        1994       1995      1994

Dividends                $   15      $   29     $    4    $    1
Interest on investments   1,154         965        394       319
Net gain (loss) on
   investments              (17)       (166)        39       (80)
Miscellaneous other
   income (loss)            127         (29)        73        46
                         $1,279      $  799     $  510    $  286

Note 3:  Income per Common Share

Income per common share is determined based on the weighted average number of common and common equivalent shares outstanding (primary 5,068 and 5,087 fully diluted, 5,165 and 5,187 for the quarters ended March 31,1995 and March 31, 1994, respectively; primary 5,074 and 5,101 fully diluted, 5,170 and 5,198 for the nine months ended March 31, 1995 and March 31, 1994, respectively). Fully diluted income per share calculations also include the shares issuable upon conversion of preferred stock, if dilutive.

Note 4:  Redeemable Preferred Stock

The Company has 2,000,000 authorized shares of convertible preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. Redeemable preferred stock outstanding at March 31, 1995 and June 30, 1994 consists of the following:

                      Shares       Par Value

Second series         28,316       $   71
Third series         100,000          250
Fourth series         40,000          100
Fifth series          40,000          100
Sixth series          40,000          100
Seventh series        40,000          100
Eighth series         40,000          100
                                   $  821

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Note 5:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the nine months ended March 31, 1995 and 1994 are as follows:

                              1995                 1994

          Interest          $  150               $  190
          Income taxes       3,152                1,916

Note 6:  Investments

Investments at March 31, 1995 and 1994 consist of U.S.Treasury, corporate debt and equity securities. The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities as of July 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts over the life of the related security.

At March 31, 1995, short-term investments consisted of $5,873 trading securities and $223 held-to-maturity securities.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At March 31, 1995 and June 30, 1994 the Company's cash and short-term investments totaled $7.7 million and $11.9 million and working capital was $45.6 million and $43.6 million, respectively. Additionally, the Company had liquid long-term investments of $16.4 million at March 31, 1995 and $14.6 million at June 30, 1994.

The significant increase in trade receivables to $29.7 million at March 31, 1995 from $23.6 million at June 30, 1994 can be attributed mostly to the granting of extended payment terms for sales of some of our agricultural products to meet competition. This increase in trade receivables is reflected somewhat in the decrease in cash and cash equivalents to $1.6 million at March 31, 1995 compared to $5.1 million at June 30, 1994.

The shut-down of the Company's manufacturing facility has reduced the amount of cash required for working capital and capital expenditures. As a result, the increase in long-term investments to $16.4 million at March 31, 1995 compared to $14.6 million at June 30, 1994 can be attributed partially to the reduced capital requirement allowing a small shift of short-term investments to longer maturities.

Expenditures relating mostly to environmental compliance accounted for the decrease in accrued plant shut-down costs to $1.0 million at March 31, 1995 compared to $1.7 million at June 30, 1994.

RESULTS OF OPERATIONS:

The increase in net sales of $11.4 million (10%) for the nine month period ended March 31, 1995 compared to the same period last year was the result of stronger sales of our agricultural, dye intermediate and industrial chemical products. The $2.2 million (5%) improvement in the three month comparable periods can be attributed to increased sales of agricultural and dye intermediate products.

Gross profit margins declined slightly to 14.5% and 15.0% from 14.7% and 15.7% for the nine and three months ended
March 31, 1995 compared to the same periods last year.
Increased sales of a low margin agricultural herbicide accounted for the declines.

Selling, general and administrative expenses were $9.7 million and $8.9 million for the nine months ended March 31, 1995 compared to March 31, 1994. An insurance recovery of $0.6 million received in September 1993 was the major factor for the lower level of expenses during last year's nine month period. The balance of expenses other than this non-recurring item were only slightly higher. For the three months ended March 31, 1995 expenses actually declined from the same period last year. Reductions in the amount accrued for compensation and prior period accruals for claims resulted in the decrease in expenses. Without these two adjustments expenses were virtually unchanged in the comparable three month periods.

Realized and unrealized gains on trading securities of $55,000 and $53,000 for the nine and three months ended
March 31, 1995 compared to losses of $166,000 and $75,000 for the same periods last year were the major factors for the increase in other income for both comparable periods.
In addition, last year's nine month period included a loss on the sale of real estate of $145,000 which contributed to last year's lower level.

The effective tax rates increased to 38.6% and 38.7% from 36.1% and 35.0% in the nine and three months ended March 31, 1995 compared to the same periods last year. The lower rates last year were due primarily to the use of state carryover tax losses by certain subsidiary companies. In addition, both the nine and three months ended March 31, 1994 included an adjustment of the prior year's tax accrual which was also a factor in last year's lower effective tax rate.

Item 5:  Other Information

On February 10, 1995, the U.S. Department of Justice sent a letter and a draft complaint to Pfaltz & Bauer, Inc., a wholly owned subsidiary of Aceto Corporation, alleging that Pfaltz & Bauer had violated the Resource Conservation and Recovery Act (RCRA) with respect to the storage of certain hazardous wastes at Pfaltz & Bauer's Waterbury, Connecticut facility in 1991 - 1993. The letter indicated that if a settlement was not reached the government contemplated filing a lawsuit against Pfaltz & Bauer seeking civil penalties. The draft complaint did not allege that Pfaltz & Bauer's actions resulted in any discharge of hazardous materials to the environment, or in any harm to human health or the environment. While Pfaltz & Bauer believes that it has defenses to the allegations in the draft complaint, it has begun negotiations with the government to settle the matter. Negotiations are continuing, and the government has not filed its complaint with a court.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ACETO CORPORATION

DATE    April 28, 1995         BY  (signed) / by Donald Horowitz
                               Donald Horowitz, Chief Financial Officer

DATE    April 28, 1995         BY  (signed) / by Arnold Frankel
                               Arnold Frankel, Chief Executive Officer