Form 10-K
period 1995-06-30
ACETO CORP
filed 1995-09-27
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                      ________________
                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1995
                    Commission file number 0-4217

                      ACETO CORPORATION
     _______________________________________________________
     (Exact name of registrant as specified in its charter)

       New York                         11-1720520
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       identification No.)

     One Hollow Lane, Suite 201         11042
     Lake Success, New York
     (Address of principal           (Zip Code)
      executive offices)

Registrant's telephone number, including area code:(516)627-6000

Securities registered pursuant to Section 12 (b) of the Act:

 Title of each class              Name of each exchange
                                   on which registered
           None
_______________________________________________________


Securities registered pursuant to Section 12 (g) of the Act:

                Common Stock, par value $.01
_______________________________________________________
                      (Title of Class)
_______________________________________________________
                      (Title of Class)


                  [Cover page 1 of 2 pages]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the close of the
period covered by this report.   4,839,603

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of September 1, 1995 was $70,321,986.

     Documents incorporated by reference:  Registrant's
Proxy Statement for the annual meeting of Registrant's shareholders to be held on December 7, 1995. (See Part III herein).

                  [Cover page 2 of 2 pages]

                           PART I

Item 1.  Business

     Registrant, which was incorporated in 1947, is

primarily engaged in the marketing of fine and industrial

chemicals used principally in the agricultural, color

producing, pharmaceutical and surface coating industries.

Registrant sells over 600 chemicals used in these and other

fields.

     Registrant's manufacturing facility ceased operations

in the early part of fiscal 1994.  Most of the chemicals

distributed by Registrant are purchased abroad mainly for

sale throughout the United States; to a minor extent, some

chemicals are sold abroad.

     During the fiscal year ended June 30, 1995

approximately 50% of the Registrant's purchases of chemicals came from Europe and approximately 35% came from Asia.

     There were no significant changes in the kinds of

products sold by Registrant or in the markets served or

methods of distribution used by it, other than the

aforementioned closure of its manufacturing operation.

     The chemical industry is highly competitive.  Most of

the chemicals that Registrant sells are in competition with

the products of chemical manufacturers, including the

largest chemical companies, who have substantially greater

resources than Registrant.  However, in the Registrant's

opinion, based on reports from its customers and suppliers,

its competitive position is enhanced by the following:  the

chemical products that it offers are prime quality products,

many produced by major chemical companies, some of whom are

the largest chemical companies in Europe and Asia, which

products are offered by the Registrant at attractive and

competitive prices.  For the most part the Registrant

warehouses the inventories of the chemicals which it sells

at public warehouses strategically located throughout the

United States, and can therefore fill orders rapidly from

inventory.  The Registrant has developed ready access to key purchasing, research and technical executives of both its

customers and suppliers, and therefore one of its salient

competitive strengths is its ability to obtain quick

decisions, when necessary, because of such access.  The

technical support and services that the Registrant provides

to its customers is also a strength.  The Registrant does

not consider itself to be a significant factor in the

chemical industry taken as a whole.

     During the fiscal years ended June 30, 1995 and 1994,

one bulk pharmaceutical chemical product accounted for

approximately 10% and 11% of the Registrant's consolidated

revenues, respectively; and sales of said product to Baker

Norton Pharmaceuticals, Inc. accounted for approximately 10%

and 11% of the Registrant's sales for the same years.  In

the prior fiscal year, ended June 30, 1993, no single

chemical product accounted for as much as 10% of the

Registrant's consolidated revenues; and no sales to any one

customer accounted for as much as 10% of the Registrant's

sales.

     Certain of the chemicals purchased by the Registrant

are supplied to it on an exclusive basis, including the

aforementioned bulk pharmaceutical product.  Based on its

relationships with its vendors, Registrant believes its

vendors will continue to supply such chemicals on an

exclusive basis.

     The Registrant holds no patents, trademarks, licenses,

franchises or concessions which it considers to be material

to its operations.

     Sales of certain of Registrant's chemicals are higher

in the last six months of the fiscal year than at other

times of the year.  For the most part, Registrant warehouses the products that it sells and fills orders from inventory.

It, therefore, does not consider information concerning

backlogs to be applicable.

     A subsidiary of the Registrant markets certain

agricultural chemicals and contracts for the manufacture of

other agricultural chemicals which are subject to the

Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).

FIFRA requires that test data be provided to the

Evironmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products.  The EPA

requires that follow-on registrants of these products

compensate the initial registrant for the cost of producing

the necessary test data on a basis prescribed in the FIFRA

regulations.  Follow-on registrants do not themselves

generate or contract for the data.  However, when FIFRA

requirements mandate the generation of new test data to

enable all registrants to continue marketing a pesticide

product, often both the initial and follow-on registants

establish a task force to jointly undertake the testing

effort.  The Registrant is presently a member of two such

task force groups.  The Registrant estimates the cost of

test data at the time it is first required, which estimates

are amortized over a period of up to five years, updated

annually; and are included in cost of sales.

     Liability under FIFRA would arise if the Company failed

to compensate the initial registrant for the cost of

producing the necessary test data.  Since the Registrant

markets no pesticide products which are not registered, and

compensates initial registrants for the cost of producing

test data, it believes it does not subject itself to

contingent liabilities in such regard.

     Compliance with Federal, State and local provisions

which have been enacted or adopted regulating the discharge

of materials into the environment will have no material

effect on the capital expenditures and competitive position

of the Registrant.  However, Registrant incurred a $1,500,000 charge to operations in fiscal 1993 to cover the estimated

costs of compliance with environmental regulations relating

to the shut-down of its manufacturing facility.  Registrant

does not anticipate any further material effect on earnings.

     At June 30, 1995, Registrant employed approximately 100

persons, none of whom were covered by a collective

bargaining agreement.

Item 2.  Properties

     Registrant's general headquarters and main sales office

occupy approximately 20,000 square feet of leased space in a modern office building in Lake Success, New York.  The

present lease expires in April 2001.

     Registrant's former manufacturing facility is located

on an 11-acre parcel in Carlstadt, New Jersey, owned by the

Registrant.  This parcel contains one building with

approximately 5,000 square feet of office space.  The

property is held for sale.

     Registrant owns three parcels in Long Island City, New

York totalling 15,000 square feet.  Two parcels, totalling

7,500 square feet, are currently leased to tenants, and all

three parcels are held for sale.

     Registrant owns a parcel in Waterbury, Connecticut

which contains a brick building of approximately 65,000

square feet on a six-acre site.  It is principally used for

offices and warehousing of Registrant's research chemical

division, with approximately 25,000 square feet available

for lease.  Another area of this site is leased to a

commercial tenant.

Item 3.  Legal Proceedings.

     (None)

Item 4. Submission of Matters to a Vote of Security Holders.

     (None)

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         The Registrant's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 1995              HIGH               LOW
First Quarter            16                 13 3/4
Second Quarter           14 3/4             13 1/4
Third Quarter            15 3/4             13 1/2
Fourth Quarter           15 5/8             14 1/4

FISCAL 1994              HIGH               LOW
First Quarter            14 1/2             12 3/4
Second Quarter           14                 12 3/4
Third Quarter            17 1/2             13 1/4
Fourth Quarter           16                 14

*The above prices represent high and low prices for actual transactions.

Cash dividends of $0.18 per common share were paid in January and June of the fiscal year ended June 30, 1995 and $0.16 per common share in January and June of the fiscal year ended June 30, 1994.

As of September 1, 1995, there were approximately 825 holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data

             (In thousands, except per share amounts)

Years Ended
June 30       1995        1994         1993          1992       1991

Net sales   $164,783    $149,847     $155,267      $146,654   $132,783

Net income     7,756       6,994        1,899(2)      5,870      5,288

Net income per
common and
common
equivalent
share (1)       1.52        1.36         0.36(2)       1.15       0.98

Total assets  86,116      81,798       76,352        77,256     71,355

Working
capital       48,289      43,606       41,998        38,270     33,575

Long-term debt 1,500       2,000        2,500         3,000      3,500

Redeemable
preferred stock  821         821          821           957      1,050

Shareholders'
 equity       60,143       56,846       51,901       50,756     46,832

Number of
common
shares
outstanding at
year end (1)   4,840        5,005        5,023        4,941      5,004

Book value
per common
share  (1)  $  12.43     $  11.36     $  10.33       $10.27    $  9.36

Cash dividends
declared
per common
share       $   0.36     $   0.32     $   0.28       $ 0.28    $  0.28

(1)  Adjusted for all subsequent stock dividends.
(2) Includes an after-tax charge of $4.8 million or $0.94 per share to cover plant shut-down costs.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

     The Registrant's cash and short-term investments

totalled $11.3 million and $11.9 million and working capital was $48.3 million and $43.6 million at June 30, 1995 and

1994, respectively.  In addition, the Registrant's long-term investments totalled $12.8 million and $14.6 million for the same periods.  These investments are highly liquid and can

be used for working capital if needed. The Registrant also

has lines of credit available from two banks of $6.5 million each.  These lines have only been used for letter of credit

issuance, steamship guarantees and foreign currency hedging

and such use has not exceeded $10.0 million at any one time

during the last two years.  Liquidity has traditionally been derived from cash generated from operations and use of bank

lines of credit.  The Registrant's ability to generate cash

and the significant working capital position are considered

adequate to cover both short-term and long-term liquidity.

Additionally, while the Registrant has no current intention

to do so, it has been informed by investment bankers that,

because of its financial condition, it has access to other

funds available in the capital markets.

     During fiscal 1995, the Registrant continued its stock

buyback program, whereby $3.1 million was expended to

repurchase 211,000 shares.  These treasury stock purchases

were responsible for the decrease in the total of cash,

short-term and long-term investments to $24.1 million at

June 30, 1995 compared to $26.5 million at June 30, 1994.

     The increase in trade receivables to $26.1 million at

June 30, 1995 from $23.6 million at June 30, 1994 can be

attributed to an increase in shipments to South America for

which extended payment terms were granted in addition to the timing of sales and accounts receivable collections.

     An increase of approximately $4.0 million in inventory

in transit was the predominant factor for the increase in

accrued merchandise purchases to $11.4 million at June 30,

1995 from $8.8 million at June 30, 1994.

     The decrease of $700,000 in accrued plant shut-down

costs is attributable to payments for environmental

compliance, severance pay and property maintenance.

RESULTS OF OPERATIONS.

     Net sales improved to $164.8 million in fiscal 1995 up

from $149.8 million in fiscal 1994 and $155.3 million in

fiscal 1993.  Stronger sales of dye intermediate, industrial chemical and agricultural products accounted for the

increase in fiscal 1995.  In fiscal 1994, sales of a

marginally profitable agricultural herbicide were sharply

reduced from fiscal 1993 levels but increased moderately in

fiscal 1995.  Sales of bulk pharmaceuticals and

pharmaceutical intermediates increased significantly in

fiscal 1994 compared to fiscal 1993.  These higher levels

were sustained in fiscal 1995.  Sales in fiscal 1993 to a

major beverage producer did not continue in fiscal 1994 and

1995 due to process changes which reduced the requirement

for our product.  The Registrant expects sales of this

product to this customer to resume in fiscal 1996 as their

inventory levels diminish.

     Gross profits as a percentage of sales were 15.1%,

15.2% and 14.4% in fiscal 1995, 1994 and 1993, respectively.

The improvements in fiscal 1995 and 1994 compared to fiscal

1993 can be attributed primarily to the reduction in sales

of the aforementioned agricultural herbicide which was sold

at only marginally profitable levels.

     Selling, general and administrative expenses were $13.8

million in fiscal 1995 compared to $12.3 million in fiscal

1994.  Several factors accounted for the 12% increase.

Compensation and related expenses were up $700,000 and costs related to improvements in and the disposal of obsolete and

unwanted inventories from the Registrant's Pfaltz & Bauer

subsidiary in Waterbury, Connecticut amounted to $400,000.

In addition, fiscal 1994 expenses were reduced by a $600,000 insurance recovery for property claims incurred in fiscal

1992.  The remaining selling, general and admistrative

expenses in total were virtually unchanged during the two

year period.  Fiscal 1993 expenses amounted to $12.9 million and included $1.2 million of expense related to the

operations of the Registrant's manufacturing facility, which was shut down in the early part of fiscal 1994.  Exclusive

of the manufacturing expenses, the increase from fiscal 1993 to fiscal 1994 can be attributed to $500,000 in compensation and related costs and $100,000 in bad debts.  Other expenses increased by normal inflationary factors.

     Interest expense, which primarily relates to long-term

debt, was $197,000, $245,000 and $274,000 in fiscal 1995,

1994 and 1993, respectively.  The interest on long-term debt continues to decline as scheduled payments reduce the

principal balance.

     Other income increased to $1.8 million in fiscal 1995

from $1.1 million in fiscal 1994 and $1.7 million in fiscal

1993.  Among the factors contributing to the lower level in

fiscal 1994 were losses on sales of real estate and

investments of $270,000.  These losses compared to gains of

$232,000 in fiscal 1993. The increase in fiscal 1995

compared to fiscal 1994, in addition to the above, is

attributable to increases in commission income of $100,000

and interest income of $400,000.  The higher levels of cash

available for investment for most of fiscal 1995, invested

at higher rates, resulted in the increase in interest

income.

     The effective tax rates were 38.5%, 36.0% and 42.4% in

fiscal 1995, 1994 and 1993, respectively.  The rate in

fiscal 1994 benefited from certain plant shut-down costs

which were not entirely deductible for state tax purposes in fiscal 1993, but were available to offset fiscal 1994 state

taxes.  Fiscal 1995 was not affected by any unusual tax

circumstances and represents the Registrant's traditional

effective tax rate.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements required by this item 8 are set forth at the end of this report.  The following is the applicable

supplementary data:

                      QUARTERLY FINANCIAL DATA (Unaudited)
                    (In thousands except per share amounts)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1995 and 1994.

                                     Year ended June 30, 1995
                                          Quarter Ended

                      Sept.30,1994   Dec.31,1994  Mar.31,1995  June 30,1995

Net sales                  $36,043       $38,418     $46,509     $43,814
Gross profit                 4,649         5,900       6,964       7,321
Net income                   1,066         1,832       2,590       2,269
Net income per common and
  common equivalent share     0.21          0.35        0.51        0.45

                                      Year ended June 30, 1994
                                               Quarter Ended

                       Sept.30,1993  Dec.31,1993  Mar.31,1994  June 30,1994

Net sales                   $31,590      $33,679     $44,272     $40,306
Gross profit                  4,201        4,974       6,968       6,678
Net income                    1,041        1,470       2,527       1,955
Net income per common and
  common equivalent share      0.20         0.28        0.50        0.38

Cost of sales during interim periods is determined by gross profit rates based upon the mix of products sold during each quarter.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

     Registrant's proxy statement relating to the annual meeting of the Registrant's shareholders to be held on December 7, 1995,

which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the

"Proxy Statement"), is hereby incorporated by reference.

     Based solely on its review of the copies of such forms

received by it, the Registrant believes that during the fiscal year covered by this Form 10-K all filing requirements applicable to its officers, directors, and greater than ten-percent

beneficial owners were complied with.

Item 11.  Executive Compensation.

     Registrant's Proxy Statement is hereby incorporated by

reference.

Item 12.  Security Ownership of Certain Beneficial Owners and

Management.

     Registrant's Proxy Statement is hereby incorporated by

reference.

Item 13.  Certain Relationships and Related Transactions.

     Registrant's Proxy Statement is hereby incorporated by

reference.

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on

Form 8-K.

     (a)  See Index to Consolidated Financial Statements and
          Schedules included elsewhere herein.

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1995.

     (c)  Exhibits

     3(I)      Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8 ("S-8 2-70623")).

     3(ii) Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986 (1986 10-K)).

     3(iii) By-laws (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1981).

     3(iii)(a) By-laws as presently in effect (incorporated by reference to Exhibit 1 to Registrant's Quarterly
               Report on Form 10-Q for the quarter ended December 31,
               1991).

     10(i)     Note Agreement dated December 10, 1987 with the
               Prudential Insurance Company of America (incorporated by reference to Exhibit 10(i) to Registrant's Annual
               Report on Form 10-K for the fiscal year ended June 30, 1987).

     10(ii) Profit Sharing Plan, as amended and restated effective July 1, 1984 (incorporated by reference to Exhibit 10(ii) to 1986 10-K).

     10(ii)(a) Profit Sharing Plan, as amended and restated effective
               July 1, 1989

     10(iv)    Excess Benefit Plan, effective June 30, 1985
               (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

     10(iv)(a) Supplemental Executive Retirement Plan, effective
               June 30, 1985, as amended and restated, effective July 1, 1992 (incorporated by reference to Exhibit 10(iv)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

     10(v)     1980 Stock Option Plan (incorporated by reference to
               Item 4(a)(ii) of S-8 2-70623).

     10(v)(a) 1980 Stock Option Plan (as amended and restated effective as of September 19, 1990) (incorporated by reference to exhibit 4(c) to Registration Statement No. 33-38679 on Form S-8).

     10(v)(b) Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992)
               (incorporated by reference to Exhibit 10(v)(b) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

     10(vi)    Lease between Aceto Corporation and M. Parisi &
               Son Construction Co., Inc. for office space at One
               Hollow Lane, Lake Success, New York dated May 24, 1990 (incorporated by reference to Exhibit 10(vi) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

     10(vii) Arsynco, Inc. Severance Plan for employees not covered by the Collective Bargaining Agreement dated January 1993 (incorporated by reference to Exhibit 10(vii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

     21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

     24        Consent of KPMG Peat Marwick LLP.

Exhibit 10(ii)(a)

                        ACETO CORPORATION

                       PROFIT SHARING PLAN

table of contents

ARTICLE I - DEFINITIONS                                      1
ARTICLE II - TOP HEAVY AND ADMINISTRATION                    8
2.1  TOP HEAVY PLAN REQUIREMENTS                             8
2.2  DETERMINATION OF TOP HEAVY STATUS                       8
2.3  POWERS AND RESPONSIBILITIES OF THE EMPLOYER            11
2.4  ASSIGNMENT AND DESIGNATION OF ADMINISTRATIVE AUTHORITY 12
2.5  ALLOCATION AND DELEGATION OF RESPONSIBILITIES          12
2.6  POWERS AND DUTIES OF THE ADMINISTRATOR                 12
2.7  RECORDS AND REPORTS                                    13
2.8  APPOINTMENT OF ADVISERS                                13
2.9  INFORMATION FROM EMPLOYER                              13
2.10 PAYMENT OF EXPENSES                                    14
2.11 MAJORITY ACTIONS                                       14
2.12 CLAIMS PROCEDURE                                       14
2.13 CLAIMS REVIEW PROCEDURE                                14
ARTICLE III - ELIGIBILITY                                   15
3.1  CONDITIONS OF ELIGIBILITY                              15
3.2  DETERMINATION OF ELIGIBILITY                           15
3.3  TERMINATION OF ELIGIBILITY                             15
3.4  OMISSION OF ELIGIBLE EMPLOYEE                          15
3.5  INCLUSION OF INELIGIBLE EMPLOYEE                       16
ARTICLE IV - CONTRIBUTION AND ALLOCATION                    16
4.1  DETERMINING EMPLOYER'S CONTRIBUTION                    16
4.2  AMOUNT OF EMPLOYER'S CONTRIBUTION                      16
4.3  TIME OF PAYMENT OF EMPLOYER'S CONTRIBUTION             16
4.4  ALLOCATION OF CONTRIBUTION, EARNINGS AND FORFEITURES   17
4.5  MAXIMUM ANNUAL ADDITIONS                               20
4.6  ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS              24
ARTICLE V - VALUATIONS                                      25
5.1  VALUATION OF THE TRUST FUND                            25
5.2  METHOD OF VALUATION                                    25
ARTICLE VI - DETERMINATION AND DISTRIBUTION OF BENEFITS     25
6.1  DETERMINATION OF BENEFITS UPON RETIREMENT              25
6.2  DETERMINATION OF BENEFITS UPON DEATH                   26
6.3  DETERMINATION OF BENEFITS IN EVENT OF DISABILITY       27
6.4  DETERMINATION OF BENEFITS UPON TERMINATION             27
6.5  DISTRIBUTION OF BENEFITS                               30
6.6  DISTRIBUTION OF BENEFITS UPON DEATH                    33
6.7  TIME OF SEGREGATION OR DISTRIBUTION                    35
6.8  DISTRIBUTION FOR MINOR BENEFICIARY                     35
6.9  LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN         36
6.10 LIMITATIONS ON BENEFITS AND DISTRIBUTIONS              36
6.11 LOANS TO PARTICIPANTS                                  36
6.12 DIRECT ROLLOVERS                                       37
ARTICLE VII - AMENDMENT, TERMINATION, AND MERGERS           38
7.1  AMENDMENT                                              38
7.2  TERMINATION                                            38
7.3  MERGER OR CONSOLIDATION                                38
ARTICLE VIII - MISCELLANEOUS                                39
8.1  PARTICIPANT'S RIGHTS                                   39
8.2  ALIENATION                                             39
8.3  CONSTRUCTION OF PLAN                                   40
8.4  GENDER AND NUMBER                                      40
8.5  LEGAL ACTION                                           40
8.6  PROHIBITION AGAINST DIVERSION OF FUNDS                 40
8.7  BONDING                                                40
8.8  EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE             41
8.9  INSURER'S PROTECTIVE CLAUSE                            41
8.10 RECEIPT AND RELEASE FOR PAYMENTS                       41
8.11 ACTION BY THE EMPLOYER                                 41
8.12 NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY     41
8.13 HEADINGS                                               42
8.14 APPROVAL BY INTERNAL REVENUE SERVICE                   42
8.15 UNIFORMITY                                             43
ARTICLE IX - PARTICIPATING EMPLOYERS                        43
9.1  ADOPTION BY OTHER EMPLOYERS                            43
9.2  REQUIREMENTS OF PARTICIPATING EMPLOYERS                43
9.3  DESIGNATION OF AGENT                                   44
9.4  EMPLOYEE TRANSFERS                                     44
9.5  PARTICIPATING EMPLOYERS CONTRIBUTION                   44
9.6  AMENDMENT                                              44
9.7  DISCONTINUANCE OF PARTICIPATION                        44
9.8  ADMINISTRATORS AUTHORITY                               45
9.9  PARTICIPATING EMPLOYER CONTRIBUTION FOR AFFILIATE      45

                      ACETO CORPORATION
                     PROFIT SHARING PLAN

          THIS PLAN, hereby amended and restated this 12th day of June, 1995, by Aceto Corporation (herein referred to as the "Employer").

                    W I T N E S S E T H:

          WHEREAS, the Employer heretofore established a Profit Sharing Plan effective November 30, 1967 (hereinafter called the"Effective Date"), known as Aceto Corporation Profit Sharing Plan (herein referred to as the "Plan") in recognition of the contribution made to its successful operation by its employees and for the exclusive benefit of its eligible employees; and

          WHEREAS, under the terms of the Plan, the Employer has the ability to amend the Plan, provided the Trustee joins in such amendment if the provisions of the Plan affecting the Trustee are amended; and

          WHEREAS, the Plan has been amended several times;
and

          WHEREAS, the Plan must be amended to continue to qualify under the Internal Revenue Code of 1986;

          NOW, THEREFORE, effective July 1, 1989, the
Employer in accordance with the provisions of the Plan pertaining to amendments thereof, hereby amends the Plan in its entirety and restates the Plan to provide as follows:

                          ARTICLE I
                         DEFINITIONS

     1.1 "Act" means the Employee Retirement Income
Security Act of 1974, as it may be amended from time to time.

     1.2 "Administrator" means the person designated by the Employer pursuant to Section 2.4 to administer the Plan on behalf of the Employer.

     1.3 "Aggregate Account" means, with respect to each Participant, the value of all accounts maintained on behalf of a Participant, subject to the provisions of Section 2.2.

     1.4  "Anniversary Date" means July 1st.

     1.5 "Beneficiary" means the person to whom the share of a deceased Participant's total account is payable, subject to the restrictions of Sections 6.2 and 6.6.

     1.6 "Code" means the Internal Revenue Code of 1986, as amended, or replaced from time to time.

     1.7 "Compensation Base" shall mean an amount equal to $19,500 for the Plan Year ending June 30, 1984. The amount specified in the preceding sentence increased by $1,500 each succeeding Plan Year until June 30, 1989 but in no event did such amount exceed the Taxable Wage Base for such year. Effective July 1, 1989 for Plan years ending June 30, 1990 through June 30, 1994, "Compensation Base" was $37,800. Effective for Plan Years on or after July 1, 1994, "Compensation Base" means $60,600.

     1.8 "Compensation" with respect to any Participant means compensation paid by the Employer for a Plan Year, limited to regular salary and wages, overtime pay, bonuses and commissions. Amounts contributed by the Employer under the within Plan and any non-taxable fringe benefits shall not be considered as Compensation.

          Effective for Plan Years beginning after 1988 but before January 1, 1994, an Employee's Compensation shall not exceed $200,000 (or such higher amount as determined by the Secretary of the Treasury in accordance with Section 401(a)(17) of the Code to reflect increases in the cost of living).

          Effective for Plan Years beginning on or after January 1, 1994, an Employee's Compensation shall not exceed
$150,000 (or such higher amount as determined by the Secretary of the Treasury in accordance with Section
401(a)(17) of the Code to reflect increases in the cost of living).

          Compensation shall be recognized as of the first day of the Plan Year in which an Employee became a Participant.

     1.9 "Disability Retirement Date" means the first day of the month following the date a Participant who has incurred a Total and Permanent Disability becomes eligible for disability benefits under the Federal Social Security
Acts.

     1.10 "Early Retirement Date" means the first day of the month (prior to the Normal Retirement Date) coinciding with or following the date on which a Participant or Former Employee attains his 55th birthday or any first of the month thereafter until reaching Normal Retirement Date.

     1.11 "Eligible Employee" means any Employee who has satisfied the provisions of Section 3.1.

          Employees whose employment is governed by the terms of a collective bargaining agreement between Employee representatives (within the meaning of Code Section 7701
(a)(46)) and the Employer under which retirement benefits were the subject of good faith bargaining between the parties, unless such agreement expressly provides for such coverage in this Plan, will not be eligible to participate in this Plan.

     1.12 "Employee" shall mean any employee of the Employer, or any other employer required to be aggregated with the Employer under Section 414(b), (c), (m) or (o) of the Code.

          The term Employee shall also include any Leased
Employee deemed to be an employee of any Employer described in the previous paragraph as provided in Sections 414(n) or
(o) of the Code.

     1.13 "Employer" means: Aceto Corporation, a corporation, with principal offices in the State of New York, and any Participating Employer (as defined in Section 9.1) which shall adopt this Plan; any successor which shall maintain this Plan; and any predecessor which has maintained this Plan, and any Employer who is required to be aggregated with Aceto Corporation under Sections 414(b), (c), (m) or
(o) of the Code.

     1.14 "Fiduciary" means any person who (a) exercises any discretionary authority or discretionary control respecting management of the Plan or exercises any authority or control respecting management or disposition of its assets, (b) renders investment advice for a fee or other compensation, direct or indirect with respect to any monies or other property of the Plan or has any authority or responsibility to do so, or (c) has any discretionary authority or discretionary responsibility in the administration of the Plan, including, but not limited to, the Trustee, the Employer and its representative body, and the Administrator.

     1.15 "Fiscal Year" means the Employer's accounting year of 12 months commencing on July 1st of each year and ending the following June 30th.

     1.16 "Forfeiture" means that portion of a Participant's
Account that is not Vested, and occurs on the earlier of:

          (a)   when the entire Vested portion of a
Participant's Account, is eligible for distribution or

          (b) the last day of the Plan Year in which the Participant incurs five (5) consecutive 1-Year Breaks in Service.

     1.17 "Former Employee" means a person who has been an Employee, but who has ceased to be an Employee for any reason.

     1.18 "Former Participant" means a person who has been a Participant, but who has ceased to be a Participant for any reason.

     1.19 "415 Compensation" means compensation as defined in Section 4.5(d) of the Plan.

     1.20 "Hour of Service" shall mean (1) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer for the performance of duties during the applicable computation period; (2) each hour for which an Employee is directly or indirectly compensated or entitled to compensation by the Employer (irrespective of whether the employment relationship has terminated) for reasons other than performance of duties (such as vacation, holidays, sickness, jury duty, disability, lay-off, military duty or leave of absence) during the applicable computation period; (3) each hour for which back pay is awarded or agreed to by the Employer without regard to mitigation of damages.

          Notwithstanding the above, (i) no more than 501 Hours of Service are required to be credited to an Employee on account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single computation period); (ii) an hour for which an Employee is directly or indirectly paid, or entitled to payments on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable worker's compensation or unemployment compensation or disability insurance laws; and (iii) Hours of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee.

          For purposes of this Section, a payment shall be deemed to be made by or due from the Employer regardless of whether such payment is made by or due from the Employer directly, or indirectly through, among others, a trust fund, or insurer, to which the Employer contributes or pays premiums and regardless of whether contributions made or due to the trust fund, insurer, or other entity are for the benefit of particular Employees or are on behalf of a group of Employees in the aggregate.

          An Hour of Service must be counted for the purpose of determining a Year of Service, a year of participation for purposes of accrued benefits, a 1-Year Break in Service, and employment commencement date (or reemployment commencement date). The provisions of Department of Labor regulations 2530.200b-2(b) and (c) are incorporated herein by reference.

     1.21 "Investment Manager" means any person, firm or corporation who is a registered investment adviser under the Investment Advisers Act of 1940, a bank or an insurance company, and (a) who has the power to manage, acquire, or dispose of Plan assets, and (b) who acknowledges in writing his fiduciary responsibility to the Plan.

     1.22 "Key Employee" means those Employees defined in Code Section 416(i) and the Treasury regulations thereunder. Generally, they shall include any Employee or Former Employee (and his Beneficiaries) who, at any time during the Plan Year or any of the preceding four (4) Plan Years, is:

          (a) an officer of the Employer (as that term is defined within the meaning of the regulations under Code
Section 416) having annual "415 compensation" greater than 50 percent of the amount in effect under Code Section
415(c)(1)(A) for any such Plan Year.

          (b) one of the ten employees having annual "415 compensation" from the Employer for a Plan Year greater than the dollar limitation in effect under Code Section 415(c)(1)(A) for the calendar year in which such Plan Year ends and owning (or considered as owning within the meaning of Code Section 318) both more than one-half percent interest and the largest interests in the Employer.

          (c)  a "five percent owner" of the Employer.
"Five percent owner" means any person who owns (or is considered as owning within the meaning of Code Section 318) more than five percent (5%) of the outstanding stock of the Employer or stock possessing more than five percent (5%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than five percent (5%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c), and (m) shall be treated as separate employers.

          (d) a "one percent owner" of the Employer having an annual "4l5 compensation" from the Employer of more than $150,000. "One percent owner" means any person who owns (or is considered as owning within the meaning of Code Section
318) more than one percent (1%) of the outstanding stock of the Employer or stock possessing more than one percent (1%) of the total combined voting power of all stock of the Employer or, in the case of an unincorporated business, any person who owns more than one percent (1%) of the capital or profits interest in the Employer. In determining percentage ownership hereunder, employers that would otherwise be aggregated under Code Sections 414(b), (c), and (m) shall be treated as separate employers. However, in determining whether an individual has "415 compensation" of more than $150,000, "415 compensation" from each employer required to be aggregated under Code Sections 414(b), (c), and (m) shall be taken into account.

     1.23 "Late Retirement Date" means the first day of the month coinciding with or next following a Participant's actual Retirement Date after having reached his Normal
Retirement Date.

     1.24 "Leased Employee" means any person (other than an Employee of the Employer) who pursuant to an agreement between the Employer and any other person ("leasing organization") has performed services for the Employer (or for the Employer and related persons determined in accordance with Section 414(n)(6) of the Code) on a substantially full time basis for a period of at least one year, and such services are of a type historically performed by employees in the business field of the Employer. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the Employer shall be treated as provided by the Employer.

          A Leased Employee shall not be considered an employee of the Employer if: (i) such employee is covered by a money purchase pension plan providing: (1) a nonintegrated employer contribution rate of at least 10 percent of compensation, as defined in Section 415(c)(3) of the Code, but including amounts contributed pursuant to a salary reduction agreement which are excludable from the employee's gross income under Section 125, Section
402(e)(3), Section 402(h)(1)(B) or Section 403(b) of the
Code, (2) immediate participation, and (3) full and immediate vesting; and (ii) Leased Employees do not constitute more than 20 percent of the Employer's nonhighly compensated work force.

     1.25 "Month of Service" shall mean a calendar month during any part of which an Employee completed an Hour of Service. Except, however, a Participant shall be credited with a Month of Service for each month during the 12 month computation period in which he has not incurred a 1-Year
Break in Service.

     1.26 "Net Profit" means with respect to any Fiscal Year the Employer's net income or profit for such Fiscal Year determined upon the basis of the Employer's books of account in accordance with generally accepted accounting principles without any reduction for taxes based upon income, or for contributions made by the Employer to this Plan.

     1.27 "Non-Key Employee" means any Employee or Former
Employee (and his Beneficiaries) who is not a Key Employee.

     1.28 "Normal Retirement Date" means the first day of the month coinciding with or next following the Participant's Normal Retirement Age (65th birthday).

     1.29 "l-Year Break in Service" means a Plan Year during which an Employee has not completed more than 500 Hours of Service with the Employer. An Employee shall not incur a 1-Year Break in Service for the Plan Year in which he becomes a Participant, dies, retires or suffers Total and Permanent Disability. Further, solely for the purpose of determining whether a Participant has incurred a 1-Year Break in Service, Hours of Service shall be recognized for "authorized leaves of absence" and "maternity and paternity leaves of absence."

          "Authorized leave of absence" means an unpaid, temporary cessation from active employment with the Employer pursuant to an established nondiscriminatory policy, whether occasioned by illness, military service, or any other reason.

          A "maternity or paternity leave of absence" shall mean, for Plan Years beginning after December 31, 1984, an absence from work for any period by reason of the Employee's pregnancy, birth of the Employee's child, placement of a child with the Employee in connection with the adoption of such child, or any absence for the purpose of caring for such child for a period immediately following such birth or placement. For this purpose, Hours of Service shall be credited for the computation period in which the absence from work begins, only if credit therefor is necessary to prevent the Employee from incurring a 1-Year Break in Service, or, in any other case, in the immediately following computation period. The Hours of Service credited for a "maternity or paternity leave of absence" shall be those which would normally have been credited but for such absence, or, in any case in which the Administrator is unable to determine such hours normally credited, eight (8) Hours of Service per day. The total Hours of Service required to be credited for a "maternity or paternity leave of absence" shall not exceed 501.

     1.30 "Participant" shall mean any Eligible Employee or a Former Employee who participates in the Plan as provided in Sections 3.1, 3.2 and 3.3.

     1.31 "Participant's Account" shall mean the account established and maintained by the Administrator for each Participant with respect to his total interest in the Plan and Trust.

     1.32 "Plan" shall mean this instrument, including all amendments thereto.

     1.33 "Plan Year" means the Plan's accounting year of twelve (12) months commencing on July 1st of each year and ending the following June 30th.

     1.34 "Regulation" means the Income Tax Regulations as promulgated by the Secretary of the Treasury or his delegate, and as amended from time to time.

     1.35 "Retired Participant" means a person who has been a Participant, and who has become entitled to retirement benefits under the Plan.

     1.36 "Retirement Date" means the date as of which a Participant retires for reasons other than Total and Permanent Disability, whether such retirement occurs on a Participant's Normal Retirement Date, Early or Late
Retirement Date (see Section 6.1).

     1.37 "Super Top Heavy Plan" means a plan described in
Section 2.2(b).

     1.38 "Taxable Wage Base" means, with respect to any year, the maximum amount of earnings which may be considered wages for such year under Code Section 3121(a)(1).

     1.39 "Terminated Participant" means a person who has been a Participant, but whose employment has been terminated other than by death, Total and Permanent Disability or retirement.

     1.40 "Top Heavy Plan" means a plan described in Section
2.2(a).

     1.41 "Top Heavy Plan Year" means that, for a particular
Plan Year commencing after December 31, 1983, the Plan is a
Top Heavy Plan.

     1.42 "Total and Permanent Disability" means a physical or mental condition of a Participant resulting from bodily injury, disease, or mental disorder which renders him incapable of continuing any gainful occupation and which condition constitutes total disability under the federal
Social Security Acts.

     1.43 "Trustee" means the entity, person or persons named as trustee or trustees herein or in any separate trust forming a part of this Plan, and any successors.

     1.44 "Trust Fund" means the assets of the Plan and Trust as the same shall exist from time to time.

     1.45 "Valuation Date" means June 30th and December 31st and such other date deemed necessary by the Administrator.

     1.46 "Vested" means the portion of a Participant's
Account that is nonforfeitable.

     1.47 "Year of Service" shall mean the computation period of twelve (12) consecutive months, herein set forth, during which an Employee has at least 1000 Hours of Service.

          Except, however, the 1000 hour requirement set forth above shall be disregarded for the Employee's eligibility computation period.

          For purposes of eligibility for participation, the initial computation period shall begin with the date on which the Employee first performs an Hour of Service. The participation computation period beginning after a 1-Year Break in Service shall be measured from the date on which an Employee again performs an Hour of Service. The participation computation period shall shift to the Plan Year which includes the anniversary of the date on which the Employee first performed an Hour of Service.

          For vesting purposes a Year of Service shall be a Plan Year in which an Employee completes 1000 Hours of Service.

          Years of Service with any corporation, trade or business which is a member of a controlled group of corporations or under common control (as defined by Code
Sections 414(b) and 414(c)) or is a member of an affiliated service group (as defined by Code Section 414(m)) shall be recognized.

                         ARTICLE II
                TOP HEAVY AND ADMINISTRATION

     2.1  TOP HEAVY PLAN REQUIREMENTS

          (a) For any Top Heavy Plan Year, the Plan shall provide the following:

               (1)  special vesting provisions as set forth
in Section 6.4 of the Plan;

               (2)  special minimum allocation requirements
of Code Section 416(c) pursuant to Section 4.4 of the Plan;

     2.2  DETERMINATION OF TOP HEAVY STATUS

          (a) This Plan shall be a Top Heavy Plan for any Plan Year commencing after December 31, 1983, in which, as of the Determination Date, (1) the Present Value of Accrued Benefits of Key Employees and (2) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds sixty percent (60%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

               If any Participant is a Non-Key Employee for any Plan Year, but such Participant was a Key Employee for any prior Plan Year, such Participant's Present Value of Accrued Benefit and/or Aggregate Account balance shall not be taken into account for purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan (or whether any Aggregation Group which includes this Plan is a Top Heavy Group). In addition, for Plan Years beginning after December 31, 1984, if a Participant or Former Participant has not received any 415 compensation, from any Employer maintaining the Plan (other than benefits under the Plan) at any time during the five year period ending on the Determination Date, the Aggregate Account and/or Present Value of Accrued Benefit for such Participant or Former Participant shall not be taken into account for the purposes of determining whether this Plan is a Top Heavy or Super Top Heavy Plan.

          (b) This Plan shall be a Super Top Heavy Plan for any Plan Year commencing after December 31, 1983 in which, as of the Determination Date, (1) the Present Value of Accrued Benefits of Key Employees and (2) the sum of the Aggregate Accounts of Key Employees under this Plan and all plans of an Aggregation Group, exceeds ninety percent (90%) of the Present Value of Accrued Benefits and the Aggregate Accounts of all Key and Non-Key Employees under this Plan and all plans of an Aggregation Group.

          (c)  Aggregate Account: A Participant's Aggregate
Account as of the Determination Date is the sum of:

               (1)  his Participant's Account balance as of
the most recent valuation occurring within a twelve (12) month period ending on the Determination Date;

               (2)  an adjustment for any contributions due
as of the Determination Date. Such adjustment shall be the amount of any contributions actually made after the valuation date but on or before the Determination Date, except for the first Plan Year when such adjustment shall also reflect the amount of any contributions made after the Determination Date that are allocated as of a date in that first Plan Year.

               (3)  any Plan distributions made within the
Plan Year that includes the Determination Date or within the four (4) preceding Plan Years. However, in the case of distributions made after the valuation date and prior to the Determination Date, such distributions are not included as distributions for top heavy purposes to the extent that such distributions are already included in the Participant's Aggregate Account balance as of the valuation date. Notwithstanding anything herein to the contrary all distributions, including distributions made prior to January l, 1984, and distributions under a terminated plan which if it had not been terminated would have been required to be included in an Aggregation Group, will be counted. Further distributions from the Plan (including the cash value of life insurance policies) of a Participant's account balance because of death shall be treated as a distribution for the purposes of this paragraph.

               (4)  any Employee contributions, whether
voluntary or mandatory. However, amounts attributable to tax deductible qualified deductible employee contributions shall not be considered to be a part of the Participant's
Aggregate Account balance.

               (5)  with respect to unrelated rollovers and
plan-to-plan transfers (ones which are both initiated by the Employee and made from a plan maintained by one employer to a plan maintained by another employer), if this Plan provides the rollovers or plan-to-plan transfers, it shall always consider such rollover or plan-to-plan transfer as a distribution for the purposes of this Section. If this Plan is the plan accepting such rollovers or plan-to-plan transfers it shall not consider such rollovers or plan-to-plan transfers accepted after December 31, 1983 as part of the Participant's Aggregate Account balance. However, rollovers or plan-to-plan transfers accepted prior to January l, 1984 shall be considered as part of the Participant's Aggregate Account balance.

               (6)  with respect to related rollovers and
plan-to-plan transfers (ones either not initiated by the Employee or made to a plan maintained by, the same employer), if this Plan provides the rollover or plan-to-plan transfer it shall not be counted as a distribution for purposes of this Section. If this Plan is the plan accepting such rollover or plan-to-plan transfer, it shall consider such rollover or plan-to-plan transfer as part of the Participant's Aggregate Account balances irrespective of the date on which such rollover or plan-to-plan transfer is accepted.

               (7)  For the purposes of determining whether
two employers are to be treated as the same employer in (5) and (6) above, all employers aggregated under Code Section
414(b), (c) or (m) are treated as the same employer.

          (d)  "Aggregation Group" means either a Required
Aggregation Group or a Permissive Aggregation Group as hereinafter determined.

               (1)  Required Aggregation Group: In
determining a Required Aggregation Group hereunder, each plan of the Employer in which a Key Employee is a participant in the Plan Year containing the Determination Date or any of the four preceding Plan Years, and each other plan of the Employer which enables any plan in which a Key Employee anticipates to meet the requirements of Code Sections 401(a)(4) or 410, will be required to be aggregated. Such group shall be known as a Required Aggregation Group.

                    In the case of a Required Aggregation
Group, each plan in the group will be considered a Top Heavy Plan if the Required Aggregation Group is a Top Heavy Group. No plan in the Required Aggregation Group will be considered a Top Heavy Plan if the Required Aggregation Group is not a Top Heavy Group.

               (2)  Permissive Aggregation Group: The
Employer may also include any other plan not required to be included in the Required Aggregation Group, provided the resulting group, taken as a whole, would continue to satisfy the provisions of Code Sections 401(a)(4) and 410. Such group shall be known as a Permissive Aggregation Group.

                    In the case of a Permissive Aggregation
Group, only a plan that is part of the Required Aggregation
Group will be considered a Top Heavy Plan if the Permissive
Aggregation Group is a Top Heavy Group.  No plan in the
Permissive Aggregation Group will be considered a Top Heavy
Plan if the Permissive Aggregation Group is not a Top Heavy
Group.

               (3)  Only those plans of the Employer in
which the Determination Dates fall within the same calendar year shall be aggregated in order to determine whether such plans are Top Heavy Plans.

               (4)  An Aggregation Group shall include any
terminated plan of the Employer if it was maintained within the last five (5) years ending on the Determination Date.

          (e) "Determination Date" means (a) the last day of the preceding Plan Year, or (b) in the case of the first
Plan Year, the last day of such Plan Year.

          (f) Present Value of Accrued Benefit: In the case of a defined benefit plan, a Participant's Present Value of Accrued Benefit shall be as determined under the provisions of the applicable defined benefit plan.

          (g) "Top Heavy Group" means an Aggregation Group in which, as of the Determination Date, the sum of:

               (1)  the Present Value of Accrued Benefits of
Key Employees under all defined benefit plans included in the group, and

               (2)  the Aggregate Accounts of Key Employees
under all defined contribution plans included in the group,

exceeds sixty percent (60%) of a similar sum determined for all Participants.

     2.3  POWERS AND RESPONSIBILITIES OF THE EMPLOYER

          (a) The Employer shall be empowered to appoint and remove the Trustee and the Administrator from time to time as it deems necessary for the proper administration of the Plan to assure that the Plan is being operated for the exclusive benefit of the Participants and their Beneficiaries in accordance with the terms of the Plan, the Code, and the Act.

          (b)  The Employer shall establish a "funding
policy and method," i.e., it shall determine whether the Plan has a short run need for liquidity (e.g., to pay benefits) or whether liquidity is a long run goal and investment growth (and stability of same) is a more current need, or shall appoint a qualified person to do so. The Employer or its delegate shall communicate such needs and goals to the Trustee, who shall coordinate such Plan needs with its investment policy. The communication of such a "funding policy and method" shall not, however, constitute a directive to the Trustee as to investment of the Trust Funds. Such "funding policy and method" shall be consistent with the objectives of this Plan and with the requirements of Title I of the Act.

          (c) The Employer may in its discretion appoint an Investment Manager to manage all or a designated portion of the assets of the Plan. In such event, the Trustee shall follow the directive of the Investment Manager in investing the assets of the Plan managed by the Investment Manager.

          (d) The Employer shall periodically review the performance of any Fiduciary or other person to whom duties have been delegated or allocated by it under the provisions of this Plan or pursuant to procedures established hereunder. This requirement may be satisfied by formal periodic review by the Employer or by a qualified person specifically designated by the Employer, through day-to-day conduct and evaluation or through other appropriate ways.

     2.4  ASSIGNMENT AND DESIGNATION OF ADMINISTRATIVE
          AUTHORITY

          The Employer shall appoint one or more
Administrators. Any persons including but not limited to the Employees of the Employer, shall be eligible to serve as an Administrator. Any person so appointed shall signify his acceptance by filing written acceptance with the Employer. An Administrator may resign by delivering his written resignation to the Employer or be removed by the Employer by delivery of written notice of removal, to take effect at a date specified therein, or upon delivery to the Administrator if no date is specified. The Employer, upon the resignation or removal of an Administrator, shall promptly designate in writing a successor to this position. If the Employer does not appoint an Administrator, the Employer will function as the Administrator.

     2.5  ALLOCATION AND DELEGATION OF RESPONSIBILITIES

          If more than one person is appointed as
Administrator, the responsibilities of each Administrator may be specified by the Employer and accepted in writing by each Administrator. In the event that no such delegation is made by the Employer, the Administrators may allocate the responsibilities among themselves, in which event the Administrators shall notify the Employer and the Trustee in writing of such action and specify the responsibilities of each Administrator. The Trustee thereafter shall accept and rely upon any documents executed by the appropriate Administrator until such time as the Employer or the Administrators file with the Trustee a written revocation of such designation.

     2.6  POWERS AND DUTIES OF THE ADMINISTRATOR

          The primary responsibility of the Administrator is to administer the Plan for the exclusive benefit of the Participants and their Beneficiaries, subject to the specific terms of the Plan. The Administrator shall administer the Plan in accordance with its terms and shall have the power, in the absolute discretion of the Administrator, to determine all questions arising in connection with the administration, interpretation, and application of the Plan. Any such determination and application of discretion by the Administrator shall be conclusive and binding upon all persons. The Administrator may establish procedures, correct any defect, supply any information, or reconcile any inconsistency in such manner and to such extent as shall be deemed necessary or advisable to carry out the purpose of the Plan; provided however, that any procedure, discretionary act, interpretation or construction shall, in the opinion of the Administrator, be consistent with the intent that the Plan shall continue to be deemed a qualified plan under the terms of Code Section 401(a), and shall comply with the terms of the Act and all regulations issued pursuant thereto. The Administrator shall have all powers necessary or appropriate to accomplish his duties under this Plan.

          The Administrator shall be charged with the duties of the general administration of the Plan, including, but not limited to, the following:

          (a) to determine all questions relating to the eligibility of Employees to participate or remain a Participant hereunder;

          (b) to compute, certify, and direct the Trustee with respect to the amount and the kind of benefits to which any Participant shall be entitled hereunder;

          (c) to authorize and direct the Trustee with respect to all nondiscretionary or otherwise directed disbursements from the Trust;

          (d) to maintain all necessary records for the administration of the Plan;

          (e) to interpret the provisions of the Plan and to make and publish such rules for regulation of the Plan as are consistent with the terms hereof;

          (f)  to determine the size and type of any
Contract to be purchased from any insurer, and to designate the insurer from which such Contract shall be purchased;

          (g) to compute and certify to the Employer and to the Trustee from time to time the sums of money necessary or desirable to be contributed to the Trust Fund;

          (h) to consult with the Employer and the Trustee regarding the short and long-term liquidity needs of the Plan in order that the Trustee can exercise any investment discretion in a manner designed to accomplish specific objectives;

          (i)  to assist any Participant regarding his
rights, benefits or elections available under the Plan.

     2.7  RECORDS AND REPORTS

          The Administrator shall keep a record of all actions taken and shall keep all other books of account, records, and other data that may be necessary for proper administration of the Plan and shall be responsible for supplying all information and reports to the Internal
Revenue Service, Department of Labor, Participants,
Beneficiaries and others as required by law.

     2.8  APPOINTMENT OF ADVISERS

          The Administrator, or the Trustee with the consent of the Administrator, may appoint counsel, specialists, advisers and other persons as the Administrator or the Trustee deems necessary or desirable in connection with the administration of this Plan.

     2.9  INFORMATION FROM EMPLOYER

          To enable the Administrator to perform his functions, the Employer shall supply full and timely information to the Administrator on all matters relating to the Compensation of all Participants, their Hours of Service, their Years of Service, their retirement, death, disability or termination of employment and such other pertinent facts as the Administrator may require; and the Administrator shall advise the Trustee of such of the foregoing facts as may be pertinent to the Trustee's duties under the Plan. The Administrator may rely upon such information as is supplied by the Employer and shall have no duty or responsibility to verify such information.

     2.10 PAYMENT OF EXPENSES

          All expenses of administration may be paid out of the Trust Fund unless paid by the Employer. Such expenses shall include any expenses incident to the functioning of the Administrator, including, but not limited to, fees of accountants counsel, and other specialists and their agents, and other costs of administering the Plan. Until paid, the expenses shall constitute a liability of the Trust Fund. However, the Employer may reimburse the Trust Fund for any administration expense incurred. Any administration expense paid to the Trust Fund as a reimbursement shall not be considered an Employer contribution.

     2.11 MAJORITY ACTIONS

          Except where there has been an allocation and delegation of administrative authority pursuant to Section
2.5, if there shall be more than one Administrator, they shall act by a majority of their numbers but may authorize one or more of them to sign all papers on their behalf.

     2.12 CLAIMS PROCEDURE

          Claims for benefits under the Plan may be filed with the Administrator on forms supplied by the Employer. Written notice of the disposition of a claim shall be furnished to the claimant within 90 days after the application is filed. In the event the claim is denied, the reasons for the denial shall be specifically set forth in the notice in language calculated to be understood by the claimant, pertinent provisions of the Plan shall be cited, and, where appropriate, an explanation as to how the claimant can perfect the claim will be provided. In addition, the claimant shall be furnished with an explanation of the Plan's claims review procedure.

     2.13 CLAIMS REVIEW PROCEDURE

          Any Employee, Former Employee, or Beneficiary of either, who has been denied a benefit by a decision of the Administrator pursuant to Section 2.12 shall be entitled to request the Administrator to give further consideration to his claim by filing with the Administrator (on a form which may be obtained from the Administrator) a request for a hearing. Such requests together with a written statement of the reasons why the claimant believes his claim should be allowed, shall be filed with the Administrator no later than 60 days after receipt of the written notification provided for in Section 2.12. The Administrator shall then conduct a hearing within the next 60 days, at which the claimant may be represented by an attorney or any other representative of his choosing and at which the claimant shall have an opportunity to submit written and oral evidence and arguments in support of his claim. At the hearing (or prior thereto upon 5 business days written notice to the Administrator) the claimant or his representative shall have an opportunity to review all documents in the possession of the Administrator which are pertinent to the claim at issue and its disallowance. Either the claimant or the Administrator may cause a court reporter to attend the hearing and record the proceedings. In such event, a complete written transcript of the proceedings shall be furnished to both parties by the court reporter. The full expense of any such court reporter and such transcripts shall be borne by the party causing the court reporter to attend the hearing. A final decision as to the allowance of the claim shall be made by the Administrator within 60 days of receipt of the appeal (unless there has been an extension of 60 days due to special circumstances, provided the delay and the special circumstances occasioning it are communicated to the claimant within the 60 day period).
Such communication shall be written in a manner calculated to be understood by the claimant and shall include specific reasons for the decision and specific references to the pertinent Plan provisions on which the decision is based.

                         ARTICLE III
                         ELIGIBILITY

     3.1  CONDITIONS OF ELIGIBILITY

          Any Employee who was a Participant in the Plan prior to the Effective Date of this Amendment shall be eligible to participate in the Plan. Thereafter, any Employee who has an Hour of Service prior to January 1 shall become a Participant on the June 30th immediately following, provided they are still an Employee. Any Employee who does not have an Hour of Service until after December 31 will become a Participant on the July 1st immediately following, provided he is an Employee at that time.

     3.2  DETERMINATION OF ELIGIBILITY

          The Administrator shall determine the eligibility of each Employee for participation in the Plan based upon information furnished by the Employer. Such determination shall be conclusive and binding upon all persons, as long as the same is made in accordance with the Plan and the Act. Such determination shall be subject to review per Section 2.13.

     3.3  TERMINATION OF ELIGIBILITY

          In the event a Participant shall go from a classification of an Eligible Employee to a noneligible Employee, such Participant shall continue to vest in his interest in the Plan for each Year of Service completed while a noneligible Employee, until such time as his Participant's Account shall be forfeited or distributed pursuant to the terms of the Plan. Additionally, his interest in the Plan shall continue to share in the earnings of the Trust Fund.

     3.4  OMISSION OF ELIGIBLE EMPLOYEE

          If, in any Fiscal Year, any Employee who should be included as a Participant in the Plan is erroneously omitted and discovery of such omission is not made until after a contribution by his Employer for the year has been made, the Employer shall make a subsequent contribution with respect to the omitted Employee in the amount which the said Employer would have contributed with respect to him had he not been omitted. Such contribution shall be made regardless of whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code.

     3.5  INCLUSION OF INELIGIBLE EMPLOYEE

          If, in any Fiscal Year, any person who should not have been included as a Participant in the Plan is, by good faith mistake of fact, included and discovery of such incorrect inclusion is not made until after a contribution for the year has been made, the Employer shall be entitled to recover the contribution made with respect to the ineligible person, provided the amount is returned within one year of its being contributed to the Plan, regardless of whether or not a deduction is allowable with respect to such contribution. In the event the amount is not returned to the Employer, it shall constitute a Forfeiture for the Fiscal Year in which the discovery is made.

                         ARTICLE IV
                 CONTRIBUTION AND ALLOCATION

     4.1  DETERMINING EMPLOYER'S CONTRIBUTION

          (a) For the Fiscal Year during which the Plan is adopted and each Fiscal Year thereafter the Employer shall contribute to the Plan out of its current or accumulated Net Profit such amount as shall be determined by the Employer.

          (b) Notwithstanding the foregoing, however, the Employer's contribution for any Fiscal Year shall not exceed the maximum amount allowable as a deduction to the Employer under the provisions of Code Section 404. All contributions by the Employer shall be made in cash or in such property as is acceptable to the Trustee.

          (c) Except, however, to the extent necessary to provide the top heavy minimum allocations, the Employer shall not be required to make a contribution if it exceeds current or accumulated Net Profit or the amount which is deductible under Code Section 404.

     4.2  AMOUNT OF EMPLOYER'S CONTRIBUTION

          The Employer shall determine the amount of any profit sharing contribution to be made to the Plan. In determining such contribution, the Employer shall be entitled to rely upon an estimate of its Net Profit, of the total Compensation for all Participants, and of the amounts contributable by it. The Employer's determination of such contribution shall be binding on all Participants, the Employer, and the Trustee. Such determination shall be final and conclusive and shall not be subject to change as a result of a subsequent audit by the Internal Revenue Service or as a result of any subsequent adjustment of the Employer's records. The Trustee shall have no right or duty to inquire into the amount of the Employer's contribution or the method used in determining the amount of the Employer's contribution, but shall be accountable only for funds actually received by the Trustee.

     4.3  TIME OF PAYMENT OF EMPLOYER'S CONTRIBUTION

          The Employer shall pay to the Trustee its contribution to the Plan for each Fiscal Year within the time prescribed by law, including extensions of time, for the filing of the Employer's federal income tax return for the Fiscal Year.

     4.4  ALLOCATION OF CONTRIBUTION, EARNINGS AND
          FORFEITURES

          (a)  The Administrator shall establish and
maintain an account in the name of each Participant to which the Administrator shall credit as of each Anniversary Date all amounts allocated to each such Participant as hereafter set forth. However, the Administrator may separately account for that portion of each Participant's Account attributable to Top Heavy Plan Years and Non-Top Heavy Plan Years.

          (b) The Employer shall provide the Administrator with all information required by the Administrator to make a proper allocation of the Employer's contribution for each Fiscal Year. Within 45 days after the date of receipt by the Administrator of such information, the Administrator shall allocate such contribution as follows:

               i.   For Plan Years ending on or before June
30, 1989:

                    (1)  A dollar amount, equal to the
Employer's Old Age Survivors and Disability Income tax rate in effect at the beginning of the Plan Year (as provided in Code Section 3111(a)) multiplied by a Participant's Compensation for the Plan Year in excess of the Compensation Base for that year (herein referred to as "Excess Compensation"), shall be allocated to each Participant's Account.

                    (2)  If the Employer does not contribute
an amount equal to the above stated percentage of "Excess Compensation" for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his "Excess Compensation" bears to the total "Excess Compensation" of all Participants for that year.

                    (3)  The balance of the Employer's
contribution over the amount allocated under subparagraph
(1) hereof shall be allocated to each Participant's Account in the same proportion that his total Compensation for the Year bears to the total Compensation of all Participants for such year.

               ii. Effective for Plan Years beginning after June 30, 1989 and ending on or before June 30, 1994:

                    (1)  A dollar amount, equal to 5.7%
multiplied by a Participant's Compensation for the Plan Year up to the Compensation Base for that year shall be allocated to each Participant's account.

                    (2)  If the Employer does not contribute
an amount equal to the above stated percentage of Compensation up to the Compensation Base for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his Compensation, up to the Compensation Base, bears to the total Compensation up to the Compensation Base, of all Participants for that year.

                    (3)  The balance of the Employer's
contribution over the amount allocated under subparagraph
(1) hereof shall be allocated to each Participant's account in a dollar amount equal to 10.0% multiplied by a Participant's Compensation for the Plan Year in excess of the Compensation Base for the year (herein referred to as "Excess Compensation"). If the Employer does not contribute an amount equal to the above stated percentage of "Excess Compensation" for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his "Excess Compensation" bears to the total "Excess Compensation" of all Participants for that year.

               iii. Effective for Plan Years beginning after June 30, 1994:

                    (1)  A dollar amount, equal to 7.6%
multiplied by a Participant's Compensation for the Plan Year up to the Compensation Base for that year shall be allocated to each Participant's account.

                    (2)  If the Employer does not contribute
an amount equal to the above stated percentage of Compensation up to the Compensation Base for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his Compensation, up to the Compensation Base, bears to the total Compensation up to the Compensation Base, of all Participants for that year.

                    (3)  The balance of the Employer's
contribution over the amount allocated under subparagraph
(1) hereof shall be allocated to each Participant's account in a dollar amount equal to 13.0% multiplied by a Participant's Compensation for the Plan Year in excess of the Compensation Base for the year (herein referred to as "Excess Compensation"). If the Employer does not contribute an amount equal to the above stated percentage of "Excess Compensation" for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his "Excess Compensation" bears to the total "Excess Compensation" of all Participants for that year.

               iv.  The minimum allocation to any
Participant shall be the sum of $10; however, if the Employer's contribution for any Fiscal Year shall be insufficient to permit such minimum allocation to each Participant, the Employer's contribution shall be allocated equally among the Participants. For this purpose, Employees becoming Participants for the first time as of such date, shall be treated in the same manner as all other Participants hereunder.

                    Notwithstanding anything to the contrary above, a Participant who performs less than a Year of Service during any Plan Year shall not share in the Employer's contribution for that year, unless required pursuant to Section 4.4(h); except, however, a Participant who is eligible for Early, Normal, Late or Disability retirement and who elects to retire at any date other than June 30 shall receive a pro-rata share of the Employer's contribution for that plan year, as determined in this
Section 4.4. The Participant's account shall be credited with this partial year of contribution on the next June 30 following the Participant's Retirement Date, and shall be determined and distributed in accordance with Article VI of this Plan.

          (c) As of each Valuation Date, before allocation of Forfeitures and Employer contributions, any earnings or losses (net appreciation or net depreciation) of the Trust
Fund shall be allocated in the same proportion that each Participant's and Former Participant's nonsegregated accounts (as adjusted for outstanding loans) bear to the total of all Participant's and Former Participant's nonsegregated accounts (as adjusted for outstanding loans) as of the preceding Valuation Date.

          (d) As of each Anniversary Date any amounts which become Forfeitures since the last Anniversary Date shall first be made available to reinstate previously forfeited account balances of Former Participants, if any, in accordance with Section 6.4(f). The remaining Forfeitures, if any, shall be allocated among the Participants' Accounts in the same proportion that each such Participant's allocation under subparagraph (b) above for the year bears to the total allocation under subparagraph (b) above of all Participants for the year. Provided, however, that in the event the allocation of Forfeitures provided herein shall cause the "annual addition" (as defined in Section 4.5) to any Participant's Account to exceed the amount allowable by the Code, the excess shall be reallocated in accordance with
Section 4.6. Except, however, a Participant who performs less than a Year of Service during any Plan Year shall not share in the Plan Forfeitures for that year, unless required pursuant to Section 4.4(h).

          (e) Minimum Allocations Required for Top Heavy Plan Years: Notwithstanding the foregoing, for any Top Heavy Plan Year, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Non-Key Employee shall be equal to at least three percent (3%) of such Non-Key Employee's "415 compensation."
However, if (i) the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Key Employee for such Top Heavy Plan Year is less than three percent (3%) of each Key Employee's "415 compensation" and
(ii) this Plan is not required to be included in an Aggregation Group to enable a defined benefit plan to meet the requirements of Code Section 401(a)(4) or 410, the sum of the Employer's contributions and Forfeitures allocated to the Participant's Account of each Non-Key Employee shall be equal to the largest percentage allocated to the Participant's Account of each Key Employee.

               Except, however, no such minimum allocation shall be required in this Plan for any Non-Key Employee who participates in another defined contribution plan subject to Code Section 412 providing such benefits included with this Plan in a Required Aggregation Group.

          (f) For any Plan Year when (1) the Plan is a Top Heavy Plan but not a Super Top Heavy Plan and (2) a Key Employee is a Participant in both this Plan and a defined benefit plan included in a Required Aggregation Group which is top heavy, the extra minimum allocation (required by Sections 4.5(m)(5) and 4.5(n) to provide higher limitations) shall be provided for each Non-Key Employee who is a Participant only in this Plan by substituting four percent (4%) for three percent (3%) in the paragraph above.

          (g) For purposes of the minimum allocations set forth above, the percentage allocated to the Participant's Account of any Key Employee shall be equal to the ratio of the sum of the Employer's contribution and Forfeitures allocated on behalf of such Key Employee divided by the "415 compensation" for such Key Employee.

          (h) For any Top Heavy Plan Year, the minimum allocations set forth above shall be allocated to the Participant's Account of all Non-Key Employees who are Participants and who are employed by the Employer on the last day of the Plan Year, including Non-Key Employees who have (1) failed to complete a Year of Service; (2) declined to make mandatory contributions (if required) to the Plan;
and (3) been excluded from participation because of their level of Compensation.

          (i) In lieu of the above, if a Non-Key Employee participates in this Plan and a defined benefit pension plan included in a Required Aggregation Group which is top heavy, a minimum allocation of five percent (5%) of "415 compensation" shall be provided under this Plan.

               However, for any Plan Year when (1) the Plan is a Top Heavy Plan but not a Super Top Heavy Plan and (2) a Key Employee is a Participant in both this Plan and a defined benefit plan included in a Required Aggregation Group which is top heavy, seven and one-half percent (7-1/2%) shall be substituted for five percent (5%), and the extra minimum allocation (required by Sections 4.5(m)(5) and 4.5(n) to provide higher limitations) shall be provided in this Plan.

          (j)  For the purposes of this Section, "415
compensation" shall be as defined in Section 4.5(d), and shall be limited to $200,000, as adjusted by the Secretary of the Treasury in accordance with Section 401(a)(17) of the Code in Top Heavy Plan Years beginning prior to December 31, 1993. For Plan Years beginning on or after January 1, 1994, the limit will be $150,000, as adjusted by the Secretary of the Treasury in accordance with Section 401(a)(17) of the Code.

          (k) Any Participant who terminated employment during the Plan Year for reasons other than death, Total and Permanent Disability or retirement shall share only in the allocations of earnings or losses as provided in Section 4.4(c). However, if any nonsegregated account of a Participant has been distributed prior to the subsequent Anniversary Date or other valuation date, no earnings and losses shall be credited.

          (l) If a Former Participant is reemployed after five (5) consecutive 1-Year Breaks in Service, then separate accounts shall be maintained as follows:

               (i)  one account for nonforfeitable benefits
               attributable to pre-break service; and

               (ii) one account representing his status in the Plan attributable to post-break service.

     4.5  MAXIMUM ANNUAL ADDITIONS

          (a) Notwithstanding the foregoing, the maximum "annual additions" credited to a Participant's accounts for any "limitation year" shall equal the lesser of: (1) $30,000, or such higher amount as may be permitted under regulations promulgated by the Secretary of the Treasury in accordance with Section 415(c) of the Code; or (2) twenty-five percent (25%) of the Participant's "415 compensation" for such "limitation year."

          (b) For purposes of applying the limitations of Code Section 415, "annual additions" means the sum credited to a Participant's accounts for any "limitation year" of (1) Employer contributions, (2) the lesser of employee contributions in excess of six percent (6%) of "415 compensation" or one-half (1/2) of employee contributions,
(3) Forfeitures, (4) amounts allocated, after March 31, 1984, to an individual medical account, as defined in Code
Section 415(l)(1) which is part of a defined benefit plan maintained by the Employer and (5) amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after such date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee (as defined in Code
Section 419A(d)(3)) under a welfare benefit plan (as defined in Code Section 419(e)) maintained by the Employer.

          (c) For purposes of applying the limitations of Code Section 415, the following are not "annual additions":
(1) transfer of funds from one qualified plan to another;
(2) rollover contributions (as defined in Code Sections 402(a)(5), 403(a)(4), 408(d)(3) and 409(b)(3)(C)); (3)
repayments of loans made to a Participant from the Plan; (4) repayments of distributions received by an Employee pursuant to Code Section 411(a)(7)(B) (cash-outs); (5) repayments of distributions received by an Employee pursuant to Code
Section 411(a)(3)(D) (mandatory contributions); (6) Employee contributions to a simplified employee pension allowed as a deduction under Code Section 219(a); and (7) deductible Employee contributions to a qualified plan.

          (d) For purposes of applying the limitations of Code Section 415, "415 compensation" shall include the Participant's wages, salaries, fees for professional service and other amounts for personal services actually rendered in the course of employment with an Employer maintaining the Plan (including, but not limited to, commissions paid salesmen, compensation for services on the basis of a percentage of profits, commissions on insurance premiums, tips and bonuses and in the case of a Participant who is an Employee within the meaning of Code Section 401(c)(1) and the regulations thereunder, the Participant's earned income (as described in Code Section 401(c)(2) and the regulations thereunder), paid during the "limitation year." "415 compensation" shall exclude (1)(A) contributions made by the Employer to a plan of deferred compensation to the extent that, before the application of the Code Section 415 limitations to the Plan, the contributions are not includable in the gross income of the Employee for the taxable year in which contributed, (B) Employer contributions made on behalf of an Employee to a simplified employee pension plan described in Code Section 408(k) (a),
(C) any distributions from a plan of deferred compensation regardless of whether such amounts are includable in the gross income of the Employee when distributed, except that any amounts received by an Employee pursuant to an unfunded non-qualified plan to the extent such amounts are includable in the gross income of the Employee; (2) amounts realized from the exercise of a non-qualified stock option or when restricted stock (or property) held by an Employee either becomes freely transferable or is no longer subject to a substantial risk of forfeiture; (3) amounts realized from the sale, exchange or other disposition of stock acquired under a qualified stock option; and (4) other amounts which receive special tax benefits, such as premiums for group term life insurance (but only to the extent that the premiums are not includable in the gross income of the Employee), or contributions made by the Employer (whether or not under a salary reduction agreement) towards the purchase of any annuity contract described in Code Section 403(b) (whether or not the contributions are excludable from the gross income of the Employee).

          (e) For purposes of applying the limitations of Code Section 415, the "limitation year" shall be the Plan
Year.

          (f) The limitation stated in paragraph (a)(1) above shall be adjusted annually as provided in Code Section 415(d) pursuant to the regulations prescribed by the Secretary of the Treasury. The adjusted limitation is effective as of January 1st of each calendar year and is applicable to "limitation years" beginning with or within that calendar year.

          (g)  For the purpose of this Section, all
qualified defined benefit plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined benefit plan, and all qualified defined contribution plans (whether terminated or not) ever maintained by the Employer shall be treated as one defined contribution plan.

          (h)  For the purpose of this Section, if the
Employer is a member of a controlled group of corporations, trades or businesses under common control (as defined by Code Section 1563(a) or Code Section 414(b) as modified by Code Section 415(h)) or is a member of an affiliated service group (as defined by Code Section 414(m)), all Employees of such Employers shall be considered to be employed by a single Employer.

          (i) For the purpose of this Section, if this Plan is a Code Section 413(c) plan, all Employers of a Participant who maintain this Plan will be considered to be a single Employer.

          (j)  1.   If a Participant participates in more
than one defined contribution plan maintained by the Employer which have different Anniversary Dates, the maximum "annual additions" under this Plan shall equal the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited to such Participant's accounts during the "limitation year."

               2.   If a Participant participates in both a
defined contribution plan subject to Code Section 412 and defined contribution plan not subject to Code Section 412 maintained by the Employer which have the same Anniversary
Date, "annual additions" will be credited to the Participant's accounts under the defined contribution plan subject to Code Section 412 prior to crediting "annual additions" to the Participant's accounts under the defined contribution plan not subject to Code Section 412.

               3.   If a Participant participates in more
than one defined contribution plan not subject to Code
Section 412 maintained by the Employer which have the same Anniversary Date, the maximum "annual additions" under this Plan shall equal the product of (A) the maximum "annual additions" for the "limitation year" minus any "annual additions" previously credited under subparagraphs (1) or
(2) above, multiplied by (B) a fraction (i) the numerator of which is the "annual additions" which would be credited to such Participant's accounts under this Plan without regard to the limitations of Code Section 415 and (ii) the denominator of which is such "annual additions" for all plans described in this paragraph.

          (k) Subject to the exception in Section 4.5(p) below, if an Employee is (or has been) a Participant in one or more defined benefit plans and one or more defined contribution plans maintained by the Employer, the sum of the defined benefit plan fraction and the defined contribution plan fraction for any "limitation year" may not exceed 1.0.

          (l)  1.   The defined benefit plan fraction for
any "limitation year" is a fraction (A) the numerator of which is the "projected annual benefit" of the Participant under the Plan (determined as of the close of the "limitation year"), and (B) the denominator of which is the greater of the product of 1.25 multiplied by the "protected current accrued benefit" or the lesser of: (i) the product of 1.25 multiplied by the maximum dollar limitation provided under Code Section 415(b)(1)(A) for such "limitation year," or (ii) the product of 1.4 multiplied by the amount which may be taken into account under Code Section 415(b)(1)(B) for such "limitation year."

               2. For purposes of applying the limitations of Code Section 415, the "projected annual benefit" for any Participant is the benefit, payable annually, under the terms of the Plan determined pursuant to Regulation 1.415-7(b)(3).

               3. For purposes of applying the limitations of Code Section 415, "protected current accrued benefit" for any Participant in a defined benefit plan in existence on July 1, 1982, shall be the accrued benefit, payable annually, provided for under question T-3 of Internal
Revenue Service Notice 83-10.

          (m)  1.   The defined contribution plan fraction
for any "limitation year" is a fraction (A) the numerator of which is the sum of the "annual additions" to the Participant's accounts as of the close of the "limitation year" and (B) the denominator of which is the sum of the lesser of the following amounts determined for such year and each prior year of service with the Employer: (i) the product of 1.25 multiplied by the dollar limitation in effect under Code Section 415(c)(1)(A) for such "limitation year" (determined without regard to Code Section 415(c)(6)), or (ii) the product of 1.4 multiplied by the amount which may be taken into account under Code Section 415(c)(1)(B) for such "limitation year."

               2.   Notwithstanding the foregoing, the
numerator of the defined contribution plan fraction shall be adjusted pursuant to Regulation 1.415-7(d)(1) and questions T-6 and T-7 of the Internal Revenue Service Notice 83-10.

               3. For defined contribution plans in effect on or before July 1, 1982, the Administrator may elect, for any "limitation year" ending after December 31, 1982, that the amount taken into account in the denominator for every Participant for all "limitation years" ending before January 1, 1983 shall be an amount equal to the product of (A) the denominator for the "limitation year" ending in 1982 determined under the law in effect for the "limitation year" ending in 1982 multiplied by (B) the "transition fraction."

               4. For purposes of the preceding paragraph, the term "transition fraction" shall mean a fraction (A) the numerator of which is the lesser of (i) $51,875 or (ii) 1.4 multiplied by twenty-five percent (25%) of the Participant's "415 compensation" for the "limitation year" ending in 1981, and (B) the denominator of which is the lesser of (i) $41,500 or (ii) twenty-five percent (25%) of the Participant's "415 compensation" for the "limitation year" ending in 1981.

               5.   Notwithstanding the foregoing, for any
"limitation year" in which the Plan is a Top Heavy Plan, $41,500 shall be substituted for $51,875 in determining the "transition fraction" unless the extra minimum allocation is being provided pursuant to Section 4.4. However, for any "limitation year" in which this Plan is Super Top Heavy, $41,500 shall be substituted for $51,875 in any event.

          (n)  Notwithstanding the foregoing, for any
"limitation year" in which the Plan is a Top Heavy Plan, 1.0 shall be substituted for 1.25 in any event.

          (o)  If the sum of the defined benefit plan
fraction and the defined contribution plan fraction shall exceed 1.0 in any "limitation year" for any Participant in this Plan for reasons other than described in (p) below, the Administrator shall adjust the numerator of the defined benefit plan fraction so that the sum of both fractions shall not exceed 1.0 in any "limitation year" for such Participant.

          (p) If (1) the substitution of 1.00 for 1.25 and $41,500 for $51,875 above or (2) the excess benefit accruals or "annual additions" provided for in Internal Revenue Service Notice 82-19 cause the 1.0 limitation to be exceeded for any Participant in any "limitation year," such Participant shall be subject to the following restrictions for each future "limitation year" until the 1.0 limitation is satisfied: (A) the Participant's accrued benefit under the defined benefit plan shall not increase (B) no "annual additions" may be credited to a Participant's accounts and
(C) no Employee contributions (voluntary or mandatory) shall be made under any defined benefit plan or any defined contribution plan of the Employer.

     4.6  ADJUSTMENT FOR EXCESSIVE ANNUAL ADDITIONS

          (a)  If as a result of the allocation of
Forfeitures, a reasonable error in estimating a Participant's Compensation or other facts and circumstances to which Regulation 1.415-6(b)(6) shall be applicable, the "annual additions" under this Plan would cause the maximum
"annual additions" to be exceeded for any Participant, the Administrator shall (1) return any voluntary Employee contributions credited for the "limitation year" to the extent that the return would reduce the "excess amount" in the Participant's accounts (2) hold any "excess amount" remaining after the return of any voluntary Employee contributions in a "Section 415 suspense account" (3) allocate and reallocate the "Section 415 suspense account" in the next "limitation year" (and succeeding "limitation years" if necessary) to all Participants in the Plan before any Employer or Employee contributions which would constitute "annual additions" are made to the Plan for such "limitation year" (4) reduce Employer contributions to the Plan for such "limitation year" by the amount of the "Section 415 suspense account" allocated and reallocated during such "limitation year."

          (b) For purposes of this Article, "excess amount" for any Participant for a "limitation year" shall mean the excess, if any, of (1) the "annual additions" which would be credited to his account under the terms of the Plan without regard to the limitations of Code Section 415 over (2) the maximum "annual additions" determined pursuant to Section 4.5.

          (c) For purposes of this Section, "Section 415 suspense account" shall mean an unallocated account equal to the sum of "excess amounts" for all Participants in the Plan during the "limitation year." The "Section 415 suspense account" shall not share in any earnings or losses of the Trust Fund.

          (d) The Plan may not distribute "excess amounts" to Participants or Former Participants.


                          ARTICLE V
                         VALUATIONS

     5.1  VALUATION OF THE TRUST FUND

          The Administrator shall direct the Trustee, as of each Valuation Date to determine the net worth of the assets comprising the Trust Fund as it exists on the Valuation Date prior to taking into consideration any contribution to be allocated for that Plan Year. In determining such net worth, the Trustee shall value the assets comprising the Trust Fund at their fair market value as of the Valuation Date and shall deduct all expenses for which the Trustee has not yet obtained reimbursement from the Employer or the Trust Fund.

     5.2  METHOD OF VALUATION

          In determining the fair market value of securities held in the Trust Fund which are listed on a registered stock exchange, the Administrator shall direct the Trustee to value the same at the last bid price on such exchange on the Valuation Date. Any unlisted security held in the Trust Fund shall be valued at its last bid price on the Valuation Date, which bid price shall be obtained from a registered broker or an investment banker. If any security, listed or unlisted, is not traded on the Valuation Date, or if the exchange on which it is traded was not open for business on the Valuation Date, then the security shall be valued at the last bid price available prior to the Valuation Date. In determining the fair market value of assets other than securities for which trading or bid prices can be obtained, the Trustee may appraise such assets itself, or in its discretion, employ one or more appraisers for that purpose and rely on the values established by such appraiser or appraisers.


                         ARTICLE VI
         DETERMINATION AND DISTRIBUTION OF BENEFITS

     6.1  DETERMINATION OF BENEFITS UPON RETIREMENT

          Every Participant may terminate his employment with the Employer and, following a 90 day notice, retire for the purposes hereof on his Normal Retirement Date, Early Retirement Date, or Late Retirement Date. Such Participant shall have his account valued, along with all other Participants, as of the Valuation Date next succeeding the Normal, Early or Late Retirement Date. Should a Participant retire within sixty (60) days after a Valuation Date, however, the Participant's account shall be valued as of the Valuation Date immediately preceding the Retirement Date. Upon such Retirement Date, or Valuation Date, whichever is later, the vested portion of such Participant's account shall become distributable.

          The Trustee shall, within ninety (90) days of the appropriate Valuation Date, or as soon as practicable, if longer, segregate the amount of the Vested portion of such Retired Participant's account and invest these funds in a separate, federally insured savings account, certificate of deposit, or U.S. government obligations. All segregated funds shall not share in Trust fund earnings nor be taken into consideration for purposes of Section 4.4(c) but shall be credited or charged with interest, dividends and appreciation or depreciation in market value attributable to such segregated funds, for distribution to the Retiree.

          A Participant who has reached his Normal
Retirement Date may postpone the termination of his employment with the Employer to a later date, in which event the participation of such Participant in the Plan shall continue until his Late Retirement Date, and any such Participant shall continue to receive allocations pursuant to Section 4.4 until his Late Retirement Date. Such Participant has the option of receiving distributions while employed. Any such distribution will be made in accordance with Sections 6.4 and 6.5 as if the Participant had retired on his Normal Retirement Date, or any date thereafter until his Late Retirement Date. Upon a Participant's Late Retirement Date, the Trustee shall distribute all amounts remaining in such Participant's Account in accordance with Sections 6.4 and 6.5. A Participant who has reached his Normal Retirement Age (65th birthday) shall be fully vested in his Account.

     6.2  DETERMINATION OF BENEFITS UPON DEATH

          (a) Upon the death of a Participant before his Retirement Date or other separation from service, all amounts credited to such Participant's Account shall become fully Vested. The Valuation of such Participant's account shall be determined in accordance with Section 6.1 as if the Participant had retired as of the date of death and the date of death shall be considered the Normal Retirement Date. Pursuant to Sections 6.5 and 6.6, the Administrator shall direct the Trustee to commence distribution of the deceased Participant's Account to the Participant's Beneficiary.

          (b) Upon the death of a Former Employee who is still a Participant, the deceased Participant will be considered to have reached his Normal Retirement Date and such account shall be distributed to the deceased
Participant's Beneficiary in accordance with Sections 6.5 and 6.6 as if the deceased Participant had reached his Normal Retirement Date.

          (c) The Administrator may require such proper proof of death and such evidence of the right of any person to receive payment of the value of the account of a deceased Participant as the Administrator may deem desirable. The Administrator's determination of death and of the right of any person to receive payment shall be conclusive.

          (d) The Beneficiary of the death benefit payable pursuant to this Section shall be the Participant's spouse.
Except, however, the Participant may designate a Beneficiary other than his spouse if:

               (i)  the spouse has waived her right to be
                    the Participant's Beneficiary, or

               (ii) the Participant has no spouse, or

               (iii)the spouse cannot be located.

               In such event, the designation of a
Beneficiary shall be made on a form satisfactory to the Administrator. A Participant may at any time revoke his designation of a Beneficiary or change his Beneficiary by filing written notice of such revocation or change with the Administrator. However, the Participant's spouse must again consent in writing to any such change or revocation. In the event no valid designation of Beneficiary exists at the time of the Participant's death, the death benefit shall be payable to his estate.

          (e) Any consent by the Participant's spouse to waive any rights to the death benefit must be in writing, must acknowledge the effect of such waiver, and be witnessed by a Plan representative or a notary public. Further, the spouse's consent must be irrevocable and must acknowledge the specific nonspouse Beneficiary.

     6.3  DETERMINATION OF BENEFITS IN EVENT OF DISABILITY

          In the event of a Participant's Total and Permanent Disability prior to his Retirement Date or separation from service, all amounts credited to such Participant's Account shall become fully vested. The Valuation of such Participant's account shall be determined in accordance with Section 6.1 as if the Participant had retired as of the Disability Retirement Date and such date shall be considered the Normal Retirement Date. Pursuant to
Section 6.5 of the Administrator shall direct the Trustee to commence distribution of such Participant's account.

     6.4  DETERMINATION OF BENEFITS UPON TERMINATION

          (a) If a Terminated Participant's Vested Benefit does not exceed $25,000 on the Valuation date coinciding with or subsequent to the termination of a Participant's employment for any reason other than Death, Total and Permanent Disability, Normal, Early or Late Retirement, the cash value thereof shall be liquidated and paid to the Participant in a single lump sum within 90 days following the next Valuation Date. If the Participant's account exceeds $25,000, he can elect a distribution up to $25,000. The Participant's vested benefit in excess of the distribution shall remain in the Plan and share in gains and losses of the Trust and be distributed in accordance with
Section 6.5(a)(i). If such Participant should once again become an Employee prior to having a One-Year Break in Service, the Participant shall have the right to repay the amount of such single sum hereunder to the Trustee, and have such repaid amount credited to his Participant's Account. The amount of the Terminated Participant's Account which is not Vested shall be allocated to the accounts of the remaining Participants in accordance with the terms of the Plan at such time as the amount becomes a Forfeiture.

               However, no distribution of a Participant's vested benefits shall be made under this Section 6.4(a) if the non-forfeitable value of those benefits exceeds $3,500, unless the Participant and the Participant's spouse consents in writing to such distribution. The Participant may defer, in writing, receipt of a distribution exceeding $3,500 until any time up to the time he attains his Normal Retirement Date. Failure of a Participant and the Participant's spouse to consent shall be deemed to be an election to defer commencement of payment of the benefit.

          (b)  (i)  The Vested portion of any Participant's
Account shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                      Vesting Schedule

        Years of Service                  Percentage
                1                              10%
                2                              20%
                3                              30%
                4                              40%
                5                              50%
                6                              60%
                7                              70%
                8                              80%
                9                              90%
               10                             100%

               (ii) For any Participant with at least one
Hour of Service after June 30, 1989, the Vested portion of any Participant's Account shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                      Vesting Schedule
  (For Participants With At Least One Hour of Service After
                       June 30, 1989)

        Years of Service                  Percentage
                1                              20%
                2                              40%
                3                              60%
                4                              80%
                5                             100%

          (c)  Notwithstanding the vesting schedule in
paragraph (b) above, for any Top Heavy Plan Year, the Vested portion of the Participant's Account of any Participant who has an Hour of Service after the Plan becomes top heavy shall be a percentage of the total amount credited to his Participant's Account determined on the basis of the Participant's number of Years of Service according to the following schedule:

                      Vesting Schedule

        Years of Service                   Percentage
                1                              20%
                2                              40%
                3                              60%
                4                              80%
                5                             100%

               If in any subsequent Plan Year, the Plan ceases to be a Top Heavy Plan, the Administrator shall revert to the vesting schedule set forth in (b) above. Any such reversion shall be treated as a Plan amendment pursuant to the terms of the Plan.

          (d) Notwithstanding the vesting schedule above, the Vested percentage of a Participant's Account shall not be less than the Vested percentage attained as of the later of the effective date or adoption date of this Amendment and restatement.

          (e)  The computation of a Participant's
nonforfeitable percentage of his interest in the Plan shall not be reduced as the result of any direct or indirect amendment to this Article. In the event that the Plan is amended to change or modify any vesting schedule, a Participant with at least five (5) Years of Service as of the expiration date of the election period may elect to have his nonforfeitable percentage computed under the Plan without regard to such amendment. If a Participant fails to make such election, then such Participant shall be subject to the new vesting schedule. The Participant's election period shall commence on the adoption date of the amendment and shall end 60 days after the latest of:

               (i)  the adoption date of the amendment,

               (ii) the effective date of the amendment, or

               (iii)     the date the Participant receives
               written notice of the amendment from the Employer or Administrator.

          (f)  1.   If any Former Participant shall be
reemployed by the Employer before a 1-Year Break in Service occurs, he shall continue to participate in the Plan in the same manner as if such termination had not occurred.

               2.   If any Former Participant shall be
reemployed by the Employer before five (5) consecutive 1-Year Breaks in Service, and such Former Participant had received a distribution of his entire Vested interest prior to his reemployment, his forfeited account shall be reinstated only if he repays the full amount distributed to him before the end of a period of five (5) consecutive 1-Year Breaks in Service. In the event the Former Participant does repay the full amount distributed to him, the undistributed portion of the Participant's Account must be restored in full, unadjusted by any gains or losses occurring subsequent to the Anniversary Date or other valuation date preceding his termination.

               3.   If any Former Participant is reemployed
after a 1-Year Break in Service has occurred, Years of Service shall include Years of Service prior to his 1-Year
Break in Service subject to the following rules:

                    (i)  If a Former Participant has a 1-
                    Year Break in Service, his pre-break and post-break service shall be used for computing Years of Service for eligibility and for vesting purposes only after he has been employed for one
                    (1) Year of Service following the date
                    of his reemployment with the Employer;

                    (ii) Each non-vested Former Participant
                    shall lose credits otherwise allowable
                    under (i) above if his consecutive 1-
                    Year Breaks in Service equal or exceed
                    the greater of (A) five (5) or (B) the
                    aggregate number of his pre-break Years
                    of Service;

                    (iii)     After five (5) consecutive 1-
                    Year Breaks in Service, a Former
                    Participant's Vested Account balance
                    attributable to pre-break service shall
                    not be increased as a result of post-
                    break service;

                    (iv) If a Former Participant completes
                    one (1) Year of Service for eligibility
                    purposes following his reemployment with the Employer, he shall participate in the Plan retroactively from his date of reemployment;

                    (v)  If a Former Participant completes a
                    Year of Service (a 1-Year Break in
                    Service previously occurred, but
                    employment had not terminated), he shall participate in the Plan retroactively from the first day of the Plan Year during which he completes one (1) Year of Service.

          (g) In determining Years of Service for purposes of Section 6.4(b), Years of Service attributable to the following shall be excluded:

               (i)  Years of Service prior to the Effective
               Date of the Plan.

     6.5  DISTRIBUTION OF BENEFITS

          (a) The Administrator, pursuant to the election of the Participant, shall direct the Trustee to distribute to a Participant or his Beneficiary any amount to which he is entitled under the Plan in the form of (a) a lump sum payment or (b) periodic payments. The period over which such periodic payment(s) shall be made shall be not less than that specified by the appropriate portion of Section 6.5(a) nor more than the Participant's life expectancy (or the life expectancy of the Participant and his designated beneficiary). The amount of any installment payments to be distributed must be at least an amount equal to the quotient obtained by dividing the Participant's entire interest by the life expectancy of the Participant or the joint and last survivor expectancy of the Participant and his designated Beneficiary. All distributions shall be eligible to begin within ninety (90) days following the Valuation Date which determines the amount of Vested Benefits to be distributed. Notification of the desire to receive a distribution, and all elections regarding distributions pursuant to this section should be submitted in writing to the Administrator at least 90 days prior to the expected distribution date. Such election will become effective upon the later of 90 days prior to the expected distribution date or two business days after its submission to the Administrator. The Administrator will direct the Trustee to distribute the appropriate funds as soon as practicable, but not longer than 90 days after the election becomes effective.

               (i)  A Participant who terminates his
employment prior to his 55th birthday, other than for reasons of death or disability, who is entitled to an additional distribution pursuant to Section 6.4(a) may elect to receive a distribution of the vested portion of his benefits (as determined pursuant to Section 6.4) from the following options:

                    (a)  receive the entire nonforfeitable
               share of his account in a single lump sum to be distributed on the first anniversary of his 55th birthday;

                    (b)  (1)  receive one-third (1/3) of the
               value of such vested benefits, determined as of the next Valuation Date succeeding his 55th birthday, to be paid within 90 days or as soon as practicable following that Valuation Date;

                         (2)  one-half (1/2) of the unpaid
               balance of such vested benefits shall be paid on the first anniversary of the initial payment date; and

                         (3)  the Value of the balance of
               his vested benefit shall be paid on the
               second anniversary of the initial payment date.

                    (c)  to receive, at any time subsequent
               to the Participant's 56th birthday and prior to the Participant's 65th birthday, the balance of the entire non-forfeitable share of his vested benefit by submitting a written election at least 90 days prior to the date on which the Participant desires to receive the distribution.

               However, no distribution of a Participant's
Vested Benefits shall be made under this Section 6.5(a)(i) if the non-forfeitable value of those benefits exceeds $3,500, unless the Participant and the Participant's spouse consent in writing to such distribution. The Participant may defer receipt of a distribution exceeding $3,500 until any time up to the time he attains his Normal Retirement Date. Failure of a Participant and the Participant's spouse to consent shall be deemed to be an election to defer commencement of payment of the benefit.

               (ii) An active Participant who retires on an Early Retirement Date shall elect to receive a distribution of the vested portion of his benefits from the following options:

                    (a)  receive the entire non-forfeitable
               share of his account in a single lump sum to be distributed on the first anniversary of his Early Retirement Date.

                    (b)  (1)  the greater of the value of
               such vested benefits up to $25,000, or one-third (1/3) of the value of such vested benefits as determined pursuant to Section
               6.1 within 90 days following the Valuation
               Date which determines the amount of Vested
               Benefits to be distributed.

                         (2)  one-half (1/2) of the unpaid
               balance of his vested benefits shall be paid on the first anniversary of the initial payment date;

                         (3)  the balance of the value of
               his vested benefits shall be paid on the second anniversary of the original payment date.

                    (c)  receive approximately equal
               periodic payments for a length of time
               greater than that specified in (b) above but not to exceed the Participant's life expectancy (or the life expectancy of the Participant and his designated beneficiary).

                    (d)  to receive, at any time subsequent
               to the first anniversary of the Participant's Early Retirement Date and prior to the Participant's 65th birthday, the balance of the entire non-forfeitable share of his vested benefit by submitting a written election at least 90 days prior to the date on which the Participant desires to receive the distribution.

               However, no distribution of a Participant's
Vested Benefits shall be made under this Section 6.5(a)(ii) if the non-forfeitable value of those benefits exceeds $3,500, unless the Participant and the Participant's spouse consent in writing to such distribution. The Participant may defer receipt of a distribution exceeding $3,500, until any time up to the time he attains his Normal Retirement Date. Failure of a Participant and the Participant's spouse to consent shall be deemed to be an election to defer commencement of payment of the benefit.

               A Participant may elect to change his
distribution method at any time by notifying the Administrator in writing. However, a Participant who has received his first distribution may not change his election to a lump sum payment until the second anniversary of his Early Retirement Date.

               (iii)     A Participant who retires on a
Normal, Late or Disability Retirement Date is entitled to receive the entire Vested Portion of his account as determined pursuant to Section 6.1 and subject to the Participant's election pursuant to Section 6.5. The
Participant may further elect, however, to defer commencement of the distribution (either lump-sum or periodic payments) by up to one year, subject to the provisions of 6.5(b).

          (b) Notwithstanding any provision in the Plan to the contrary, a Participant's benefits shall be distributed to him no later than the April 1 following the calendar year in which he attains age seventy and one-half (70-1/2), regardless of whether or not his employment had terminated in such year.

               However, for a five percent (5%) owner (as defined in Section 1.22(c)) and a Participant who is not a five percent (5%) owner who attained age 70-1/2 prior to 1988, the following special rules apply:

               (1)  A Participant who was a five percent
               (5%) owners prior to April 1, 1990, shall have his benefits distributed to him no later than the calendar year in which he attained age 70-1/2.

               (2)  A Participant other than a five percent
               (5%) owner who attained age 70-1/2 prior to 1988 shall begin receiving benefits no later than the April 1 following the calendar year in which he terminated employment.

               All distributions made pursuant to this
Section 6.5(b) shall be at least equal to the required minimum distributions under Code Section 401(a)(9). If payment is to be made in installments, the amount of any amount to be distributed each year must be at least an amount equal to the quotient obtained by dividing the Participant's entire interest by the life expectancy of the Participant or the joint and last survivor expectancy of the Participant and his designated Beneficiary.

               If the Participant dies after distributions to him have begun but before his entire interest has been distributed to him, the remaining portion of his interest shall be distributed from the Plan at least as rapidly as under the method of distribution previously established for him, if such method is irrevocable at the time of his death.

          (c)  For purposes of this Section, the life
expectancy of a Participant and a Participant's spouse may be re-determined, but not more frequently than annually, and in accordance with such rules as may be prescribed by Treasury regulations. Further, life expectancy and joint and last survivor expectancy shall be computed using the return multiples of Regulation 1.72-9. If the Participant's spouse is not the designated Beneficiary, the method of distribution selected must ensure that at least 50% of the present value of the amount available for distribution is paid within the life expectancy of the Participant.

          (d) The restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have his retirement benefit paid in an alternative method acceptable under Code
Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982. Any such written designation made by a Participant shall be binding upon the Plan Administrator notwithstanding any contrary provision of Section 6.5.

     6.6  DISTRIBUTION OF BENEFITS UPON DEATH

          (a)  1.   The death benefit payable pursuant to
Section 6.2 shall be distributed to the Participant's
Beneficiary as follows:

                    (i)  One lump-sum payment  or,

                    (ii) Periodic payments  commencing no
                    later than the December 31st of the
                    calendar year following the calendar
                    year in which the Participant died in
                    installments for a period no longer than the Beneficiary's life expectancy. The amount of any installment payments to be distributed must be at least an amount equal to that obtained by dividing the deceased Participant's entire interest by the life expectancy of the Beneficiary. However, if the
                    Beneficiary is the surviving spouse of
                    the deceased Participant, the spouse may elect to have the distributions commence on the December 31st of the calendar year in which the Participant would have attained age 70 and one-half, or if, later, the December 31st of the calendar year following the calendar year in which the Participant died.

               2.   All death benefits payable pursuant to
Section 6.2 and 6.6(a)(1) shall, within 90 days following the Valuation Date which determines the amount of Vested
Benefits to be distributed, be segregated as described in
Section 6.1.

               3. A Participant may specify the method by which payment shall be made to his Beneficiary pursuant to
Section 6.6(a), and subject to the spousal consent requirement as stated in Section 6.2. A Participant may revoke the selection by filing a new selection in writing with the Administrator, provided the applicable spousal consent requirements, as set forth in 6.2(a), are satisfied. After the Participant's death, the Beneficiary may revoke the selection by filing a written request for such change with the Administrator. The Administrator will allow such revocation only if the Administrator finds mitigating circumstances exist which support such revocation. After such revocation, the Beneficiary may request an alternate method of payment.

               4.   Notwithstanding the foregoing, in the
absence of a Participant's election, the Beneficiary will be paid in a lump sum.

          (b)  If the distribution of a Participant's
interest has begun in accordance with a method selected in
Section 6.5 and the Participant dies before his entire interest has been distributed to him, the remaining portion of such interest shall be distributed at least as rapidly as under the method of distribution selected pursuant to
Section 6.5 as of his date of death.

          (c) If a Participant dies before he has begun to receive any distributions of his interest under the Plan, his death benefit shall be distributed to his Beneficiaries within one year after his death.

          (d)  The one-year distribution requirement of
Section 6.6(c) shall not apply to any portion of the deceased Participant's interest which is payable to or for the benefit of a designated Beneficiary. In such event, such portion may be distributed over the life of such designated Beneficiary (or over a period not extending beyond the life expectancy of such designated Beneficiary) provided such distribution begins not later than one (1) year after the date of the Participant's death (or such later date as may be prescribed by Treasury regulations).

               Except, however, in the event the
Participant's spouse is his Beneficiary, the requirement that distributions commence within one year of a Participant's death shall not apply. In lieu thereof, such distribution must commence no later than the date on which the deceased Participant would have attained age seventy and one-half (70-1/2). If the surviving spouse dies before the distributions to such spouse begin, then the one year distribution requirement of Section 6.6(c) shall apply as if the spouse were the Participant.

          (e) For the purpose of this Section, the life expectancy of a Participant and a Participant's spouse may be re-determined, but not more frequently than annually and in accordance with such rules as may be prescribed by Treasury regulations. Further, life expectancy and joint and last survivor expectancy shall be computed using the return multiples of Regulation 1.72-9.

          (f) Subject to the spouse's right of consent afforded under the Plan, the restrictions imposed by this Section shall not apply if a Participant has, prior to January 1, 1984, made a written designation to have his death benefits paid in an alternative method acceptable under Code Section 401(a) as in effect prior to the enactment of the Tax Equity and Fiscal Responsibility Act of 1982.

     6.7  TIME OF SEGREGATION OR DISTRIBUTION

          Except as limited by Sections 6.5 and 6.6, whenever the Trustee is to make a distribution or to commence a series of payments on or as of an Anniversary Date, the distribution or series of payments may be made or begun on such date or as soon thereafter as is practicable, but in no event later than 180 days after the Anniversary Date. Except, however, unless a Participant elects in writing to defer the receipt of benefits (such election may not result in a death benefit that is more than incidental), the payment of benefits shall begin not later than the 60th day after the close of the Plan Year in which the latest of the following events occurs:

               (1)  the date on which the Participant
attains the earlier of age 65 or the Normal Retirement Age specified herein,

               (2)  the 10th anniversary of the year in
which the Participant commenced participation in the Plan, or

               (3)  the date the Participant terminates his
service with the Employer.

     6.8  DISTRIBUTION FOR MINOR BENEFICIARY

          In the event a distribution is to be made to a minor, then the Administrator shall direct that such distribution be paid to the legal guardian of such Minor
Beneficiary. Such payment(s) to the legal guardian of a Minor Beneficiary shall discharge the Trustee, Employer and Plan from further liability on account thereof.

     6.9  LOCATION OF PARTICIPANT OR BENEFICIARY UNKNOWN

          In the event that all, or any portion, of the distribution payable to a Participant or his Beneficiary hereunder shall, at the expiration of five (5) years after it shall become payable, remain unpaid solely by reason of the inability of the Administrator, after sending a registered letter, return receipt requested, to the last known address, and after further diligent effort, to ascertain the whereabouts of such Participant or his Beneficiary, the amount so distributable shall be reallocated in the same manner as a Forfeiture pursuant to the Plan. In the event a Participant or Beneficiary is located subsequent to his benefit being reallocated, such benefit shall be restored.

     6.10 LIMITATIONS ON BENEFITS AND DISTRIBUTIONS

          All rights and benefits, including elections, provided to a Participant in this Plan shall be subject to the rights afforded to any "alternate payee" under a "qualified domestic relations order" as those terms are defined in Code Section 414(p).

     6.11 LOANS TO PARTICIPANTS

          (a) Upon the application of any Participant who has been a member of the plan for more than two years and with the written approval thereof by the Administrator in accordance with uniform and non-discriminatory policies, the Administrator shall direct the Trustees to make a loan or loans to such Participant. The maximum amount in total of any such loan or loans shall be the lesser of (i) $50,000 or
(ii) 50% of the value of the Participant's Vested portion of the Participant's Account. The $50,000 limit is reduced by the excess of the highest outstanding balance of loans from the Plan to the Participant in the one year period ending on the day before the loan is made over the outstanding balance of loans from the Plan to the Participant on the date the loan is made. As a condition for the granting of such loan or loans, the Participant shall execute and deliver to the Administrator a note payable to the Trustees in the amount of such loan or loans in a form prescribed by the Administrator and approved by the Trustees.

          (b) Any loan pursuant to paragraph (a) of this section of Article VI will be charged against the individual Participant's Account to whom the loan is made, subject to such restrictions and limitations as shall be established by the Administrator as to any such Participant's Account. The Participant's note shall thereupon be considered as an investment of the particular Participant's Account. All repayments of principal and interest on the Participant's note shall be credited to the Participant's Account and shall not be credited to the account of any Participant other than the borrower.

          (c) Effective January 1, 1991, the note for any loan under paragraph (a) hereof shall bear interest at a reasonable rate as provided in IRC Section 4975(d)(i) and as shall be determined by the Administrator provided, however, that such rate shall never exceed any applicable maximum rate permitted by law. Any Participant may prepay unpaid principal and accrued interest on any loan at any time. The term of such note shall not be for a period longer than five years. Such loan shall not be renewable. Each Participant to whom such a loan is made shall receive a clear statement of the charges involved in such loan. This statement shall include the dollar amount and initial annual interest rate of the finance charge. As a condition of granting the loan, the Administrator may require repayment by payroll deduction. Any loan outstanding at the time of a final distribution will be deducted from the final distribution. Repayment of loans outstanding while the distribution of benefits is occurring may be adjusted so that the loan remains adequately secured as required by law.

     6.12 DIRECT ROLLOVERS

          (a) This Section applies to distributions made on or after January 1, 1993. Notwithstanding any provision of the Plan to the contrary that would otherwise limit a distributee's election under this part, a distributee may elect, at the time and in the manner prescribed by the Plan Administrator, to have any portion of an eligible rollover distribution paid directly to an eligible retirement plan specified by the distributee in a direct rollover.

          (b)  Definitions

               (i)  "Eligible rollover distribution":  An
eligible rollover distribution is any distribution of all or any portion of the balance to the credit of the distributee, except that an eligible rollover distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the distributee or the joint lives (or joint life expectancies) of the distributee and the distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Section 401(a)(9) of the Internal Revenue Code; the portion of any other distribution(s) that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

               (ii) "Eligible retirement plan": An eligible retirement plan is an individual retirement account described in Section 408(a) of the Code, an individual retirement annuity described in Section 408(b) of the Code, an annuity plan described in Section 403(a) of the Code, or a qualified plan described in Section 401(a) of the Code, that accepts the distributee's eligible rollover distribution. However, in the case of an eligible rollover distribution to the surviving spouse, an eligible retirement plan is an individual retirement account or individual retirement annuity.

               (iii)     "Distributee":  A distributee
includes an employee or Former Employee. In addition, the employee's or Former Employee's surviving spouse and the employee's or Former Employee's spouse or former spouse who is the alternate payee under a qualified domestic relations order, as defined in Section 414(p) of the Code, are distributees with regard to the interest of the spouse or former spouse.

               (iv) "Direct rollover": A direct rollover is a payment by the Plan to the eligible retirement plan specified by the distributee.

                         ARTICLE VII
             AMENDMENT, TERMINATION, AND MERGERS

     7.1  AMENDMENT

          The Employer, by written resolution signed by the Chairman of the Board of Directors, shall have the right at any time to amend the Plan. However, no such amendment shall authorize or permit any part of the Trust Fund (other than such part as is required to pay taxes and administration expenses) to be used for or diverted to purposes other than for the exclusive benefit of the Participants or their Beneficiaries or estates; no such amendment shall cause any reduction in the amount credited to the account of any Participant or cause or permit any portion of the Trust Fund to revert to or become the property of the Employer; and no such amendment which affects the rights, duties or responsibilities of the Trustee and Administrator may be made without the Trustee's and Administrator's written consent. Any such amendment shall become effective as provided therein upon its execution. The Trustee shall not be required to execute any such amendment unless the Trust provisions contained herein are a part of the Plan and the amendment affects the duties of the Trustee hereinunder.

          For purposes of this Section, a Plan amendment which has the effect of eliminating or reducing an early retirement benefit or eliminating an optional form of benefit (as provided in Treasury regulations) shall be treated as reducing the amount credited to the account of a Participant.

     7.2  TERMINATION

          The Employer, by written resolution signed by the Chairman of the Board of Directors, shall have the right at any time to terminate the Plan by delivering to the Trustee and Administrator written notice of such termination. A complete discontinuance of the Employer's contributions to the Plan shall be deemed to constitute a termination. Upon any termination (full or partial) or complete discontinuance of contributions, all amounts credited to the affected Participants' Accounts shall become 100% Vested and shall not thereafter be subject to forfeiture and all unallocated amounts shall be allocated to the accounts of all Participants in accordance with the provisions hereof. Upon such termination of the Plan, the Employer, by written notice to the Trustee and Administration, may direct either:

          (a) complete distribution of the assets in the Trust Fund to the Participants, in cash or in kind, in one
"qualified total distribution" (as such term is defined in the Code) as soon as the Trustee deems it to be in the best interests of the Participants, but in no event later than two years after such termination; or,

          (b) continuation of the Trust created by this agreement and the distribution of benefits at such time and in such manner as though the Plan had not been terminated.

     7.3  MERGER OR CONSOLIDATION

          This Plan and Trust may be merged or consolidated with, or its assets and/or liabilities may be transferred to any other Plan and Trust only if the benefits which would be received by a Participant of this Plan, in the event of a termination of the Plan immediately after such transfer, merger or consolidation, are at least equal to the benefits the Participant would have received if the Plan had terminated immediately before the transfer, merger or consolidation.

                        ARTICLE VIII
                        MISCELLANEOUS

     8.1  PARTICIPANT'S RIGHTS

          This Plan shall not be deemed to constitute a contract between the Employer and any Participant or to be a consideration or an inducement for the employment of any Participant or Employee. Nothing contained in this Plan shall be deemed to give any Participant or Employee the right to be retained in the service of the Employer or to interfere with the right of the Employer to discharge any Participant or Employee at any time regardless of the effect which such discharge shall have upon him as a Participant of this Plan.

     8.2  ALIENATION

          (a) Subject to the exceptions provided below, no benefit which shall be payable out of the Trust Fund to any person (including a Participant or his Beneficiary) shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance, or charge, and any attempt to anticipate, alienate, sell, transfer, assign, pledge, encumber, or charge the same shall be void; and no such benefit shall in any manner be liable for, or subject to, the debts, contracts, liabilities, engagements, or torts of any such person, nor shall it be subject to attachment or legal process for or against such person, and the same shall not be recognized by the Trustee, except to such extent as may be required by law.

          (b) This provision shall not apply to the extent a Participant or Beneficiary is indebted to the Plan, for any reason, under any provision of the Plan. At the time a distribution is to be made to or for a Participant's or Beneficiary's benefit, such proportion of the amount distributed as shall equal such indebtedness shall be paid by the Trustee to the Trustee or the Administrator, at the direction of the Administrator, to apply against or discharge such indebtedness. Prior to making a payment, however, the Participant or Beneficiary must be given written notice by the Administrator that such indebtedness is to be so paid in whole or part from his Participant's
Account. If the Participant or Beneficiary does not agree that the indebtedness is a valid claim against his Vested
Participant's Account, he shall be entitled to a review of the validity of the claim in accordance with procedures provided in Sections 2.12 and 2.13.

          (c)  This provision shall not apply to a
"qualified domestic relations order" defined in Code Section 414(p), and those other domestic relations orders permitted to be so treated by the Administrator under the provisions of the Retirement Equity Act of 1984. The Administrator shall establish a written procedure to determine the qualified status of domestic relations orders and to administer distributions under such qualified orders. Further, to the extent provided under a "qualified domestic relations order," a former spouse of a Participant shall be treated as the spouse or surviving spouse for all purposes under the Plan.

     8.3  CONSTRUCTION OF PLAN

               This Plan shall be construed and enforced according to the Act and the laws of the State of New York, other than its laws respecting choice of law, to the extent not preempted by the Act.

     8.4  GENDER AND NUMBER

               Wherever any words are used herein in the masculine, feminine or neuter gender, they shall be construed as though they were also used in another gender in all cases where they would so apply, and whenever any words are used herein in the singular or plural form, they shall be construed as though they were also used in the other form in all cases where they would so apply.

     8.5  LEGAL ACTION

               The Trustees or Administrator shall be
reimbursed by the Employer for all costs, attorneys fees, or other expenses incurred in defending any claim, suit or proceeding brought against the Trustee, Administrator, Plan or Trust provided there is no holding that the Trustee or Administrator breached any duty owed to the Plan or Trust. Nothing in this section will act to relieve the Trustee or Administrator from any responsibility, or liability for any responsibility, obligation or duty under the Code or ERISA.

     8.6  PROHIBITION AGAINST DIVERSION OF FUNDS

               (a)  Except as provided below and otherwise
specifically permitted by law, it shall be impossible by operation of the Plan or of the Trustee, by termination of either, by power of revocation or amendment, by the happening of any contingency, by collateral arrangement or by any other means, for any part of the corpus or income of any trust fund maintained pursuant to the Plan or any funds contributed thereto to be used for, or diverted to, purposes other than the exclusive benefit of Participants, Retired Participants, or their Beneficiaries.

               (b)  In the event the Employer shall make an
excessive contribution under a mistake of fact pursuant to
Section 403(c)(2)(A) of the Act, the Employer may demand repayment of such excessive contribution at any time within one (1) year following the time of payment and the Trustees shall return such amount to the Employer within the one (1) year period. Earnings of the Plan attributable to the excess contributions may not be returned to the Employer but any losses attributable thereto must reduce the amount so returned.

     8.7  BONDING

          Every Fiduciary, except a bank or an insurance company, unless exempted by the Act and regulations thereunder shall be bonded in an amount not less than 10% of the amount of the funds such Fiduciary handles; provided, however, that the minimum bond shall be $1,000 and the maximum bond, $500,000. The amount of funds handled shall be determined at the beginning of each Plan Year by the amount of funds handled by such persons groups or class to be covered and their predecessors if any, during the preceding Plan Year, or if there is no preceding Plan Year, then by the amount of the funds to be handled during the then current year. The bond shall provide protection to the Plan against any loss by reason of acts of fraud or dishonesty by the Fiduciary alone or in connivance with others. The surety shall be a corporate surety company (as such term is used in Section 412(a)(2) of the Act), and the bond shall be in a form approved by the Secretary of Labor. Notwithstanding anything in the Plan to the contrary, the cost of such bonds shall be an expense of and may, at the election of the Administrator, be paid from the Trust Fund or by the Employer.

     8.8  EMPLOYER'S AND TRUSTEE'S PROTECTIVE CLAUSE

          Neither the Employer nor the Trustee, nor their successors shall be responsible for the validity of any Contract issued hereunder or for the failure on the part of the insurer to make payments provided by any such Contract, or for the action of any person which may delay payment or render a Contract null and void or unenforceable in whole or in part.

     8.9  INSURER'S PROTECTIVE CLAUSE

          Any insurer who shall issue Contracts hereunder shall not have any responsibility for the validity of this Plan or for the tax or legal aspects of this Plan. The insurer shall be protected and held harmless in acting in accordance with any written direction of the Trustee, and shall have no duty to see to the application of any funds paid to the Trustee, nor be required to question any actions directed by the Trustee. Regardless of any provision of this Plan, the insurer shall not be required to take or permit any action or allow any benefit or privilege contrary to the terms of any Contract which it issues hereunder or the rules of the insurer.

     8.10 RECEIPT AND RELEASE FOR PAYMENTS

          Any payment to any Participant, his legal representative Beneficiary, or to any guardian or committee appointed for such Participant or Beneficiary in accordance with the provisions of the Plan shall, to the extent thereof, be in full satisfaction of all claims hereunder against the Trustee and the Employer, either of whom may require such Participant, legal representative Beneficiary, guardian or committee, as a condition precedent to such payment, to execute a receipt and release thereof in such form as shall be determined by the Trustee or Employer.

     8.11 ACTION BY THE EMPLOYER

          Whenever the Employer under the terms of the Plan is permitted or required to do or perform any act or matter or thing, it shall be done and performed by a person duly authorized by its legally constituted authority.

     8.12 NAMED FIDUCIARIES AND ALLOCATION OF RESPONSIBILITY

          The "named Fiduciaries" of this Plan are (1) the Employer, (2) the Administrator, (3) the Trustee and (4) any Investment Manager appointed hereunder. The named Fiduciaries shall have only those specific powers, duties, responsibilities, and obligations as are specifically given them under the Plan. In general, the Employer shall have the sole responsibility for making the contributions provided for under Section 4.1; and shall have the sole authority to appoint and remove the Trustee, the Administrator, and any Investment Manager which may be provided for under the Plan; to formulate the Plan's "funding policy and method"; and to amend or terminate, in whole or in parts the Plan. The Administrator shall have the sole responsibility for the administration of the Plan, which responsibility is specifically described in the Plan. The Trustee shall have the sole responsibility of management of the assets held under the Trustee, except those assets, the management of which has been assigned to an Investment Manager, who shall be solely responsible for the management of the assets assigned to it, all as specifically provided in the Plan. Each named Fiduciary warrants that any directions given, information furnished, or action taken by it shall be in accordance with the provisions of the Plan, authorizing or providing for such direction, information or action. Furthermore, each named Fiduciary may rely upon any such direction, information or action of another named Fiduciary as being proper under the Plan, and is not required under the Plan to inquire into the propriety of any such direction, information or action. It is intended under the Plan that each named Fiduciary shall be responsible for the proper exercise of its own powers, duties, responsibilities and obligations under the Plan. No named Fiduciary shall guarantee the Trust Fund in any manner against investment loss or depreciation in asset value. Any person or group may serve in more than one Fiduciary capacity.

     8.13 HEADINGS

          The headings and subheadings of this Plan have been inserted for convenience of reference and are to be ignored in any construction of the provisions hereof.

     8.14 APPROVAL BY INTERNAL REVENUE SERVICE

          (a)  Notwithstanding anything herein to the
contrary, if, pursuant to an application filed by or in behalf of the Plan, the Commissioner of Internal Revenue
Service or his delegate should determine that the Plan as amended and restated does not qualify as a tax-exempt plan and trust under Sections 401 and 501 of the Code, and such determination is not contested or if contested is finally upheld, then the Plan shall operate as if it had not been amended and restated.

          (b)  Notwithstanding any provisions to the
contrary except Sections 3.6 and 4.1(c), any contribution by the Employer to the Trust Fund is conditioned upon the deductibility of the contribution by the Employer under the Code and, to the extent any such deduction is disallowed the Employer may within one (1) year following a final determination of the disallowance, whether by agreement with the Internal Revenue Service or by final decision of a court of competent jurisdiction demand repayment of such disallowed contribution and the Trustee shall return such contribution within one (1) year following the disallowance. Earnings of the Plan attributable to the excess contribution may not be returned to the Employer, but any losses attributable thereto must reduce the amount so returned.

     8.15 UNIFORMITY

          All provisions of this Plan shall be interpreted and applied in a uniform, nondiscriminatory manner.

                         ARTICLE IX
                   PARTICIPATING EMPLOYERS

     9.1  ADOPTION BY OTHER EMPLOYERS

          Notwithstanding anything herein to the contrary, with the consent of the Employer and Trustee, any other corporation or entity (provided an Owner-Employee of such entity does not participate in the Plan for Plan Years beginning before January 1, 1984), whether an affiliate or subsidiary or not, may adopt this Plan and all of the provisions hereof, and participate herein and be known as a Participating Employer, by a properly executed document evidencing said intent and will of such Participating
Employer.

     9.2  REQUIREMENTS OF PARTICIPATING EMPLOYERS

          (a) Each such Participating Employer shall be required to use the same Trustee as provided in this Plan.

          (b) The Trustee may, but shall not be required to commingle, hold and invest as one Trust Fund all contributions made by Participating Employers, as well as all increments thereof.

          (c) The transfer of any Participant from or to an Employer participating in this Plan, whether he be an Employee of the Employer or a Participating Employer, shall not affect such Participant's rights under the Plan, and all amounts credited to such Participant's Account as well as his accumulated service time with the transferor or predecessor, and his length of participation in the Plan, shall continue to his credit.

          (d)  All rights and values forfeited by
termination of employment shall inure only to the benefit of the Employee-Participants of the Participating Employer by which the forfeiting Participant was employed, except if the Forfeiture is for an Employee whose Employer is a member of an affiliated or controlled group, then said Forfeiture shall be allocated based on the allocation under 4.4(b) to all Participant Accounts of Participating Employers who are members of the affiliated or controlled group. Should an Employee of one ("First") Employer be transferred to an associated ("Second") Employer (the Employer, an affiliate or subsidiary), such transfer shall not cause his Account balance (generated while an Employee of "First" Employer) in any manner, or by any amount to be forfeited. Such Employee's Participant Account balance for all purposes of the Plan, including length of services shall be considered as though he had always been employed by the "Second" Employer and as such had received contributions, forfeitures, earnings or losses, and appreciation or depreciation in value of assets totaling amount so transferred.

          (e) Any expenses of the Trust which are to be paid by the Employer or borne by the Trust Fund shall be paid by each Participating Employer in the same proportion that the total amount standing to the credit of all Participants employed by such Employer bears to the total standing to the credit of all Participants.

     9.3  DESIGNATION OF AGENT

          Each Participating Employer shall be deemed to be a part of this Plan; provided however, that with respect to all of its relations with the Trustee and Administrator for the purpose of this Plan, each Participating Employer shall be deemed to have designated irrevocably the Employer as its agent. Unless the context of the Plan clearly indicates the contrary the word "Employer" shall be deemed to include each Participating Employer as related to its adoption of the Plan.

     9.4  EMPLOYEE TRANSFERS

          It is anticipated that an Employee may be transferred between Participating Employers, and in the event of any such transfer the Employee involved shall carry with him his accumulated service and eligibility. No such transfer shall effect a termination of employment hereunder and the Participating Employer to which the Employee is transferred shall thereupon become obligated hereunder with respect to such Employee in the same manner as was the Participating Employer from whom the Employee was-transferred.

     9.5  PARTICIPATING EMPLOYERS CONTRIBUTION

          Any contribution or Forfeiture subject to allocation during each Plan Year shall be allocated among all Participants of all Participating Employers in accordance with the provisions of this Plan. On the basis of the information furnished by the Administrator, the Trustee shall keep separate books and records concerning the affairs of each Participating Employer hereunder and as to the accounts and credits of the Employees of each Participating Employer. The Trustee may, but need not, register Contracts so as to evidence that a particular Participating Employer is the interested Employer hereunder but in the event of an Employee transfer from one Participating Employer to another, the employing Employer shall immediately notify the Trustee thereof.

     9.6  AMENDMENT

          Amendment of this Plan by the Employer at any time when there shall be a Participating Employer hereunder shall only be by the written action of each and every Participating Employer and with the consent of the Trustee where such consent is necessary in accordance with the terms of this Plan.

     9.7  DISCONTINUANCE OF PARTICIPATION

          Any Participating Employer shall be permitted to discontinue or revoke its participation in the Plan. At the time of any such discontinuance or revocation satisfactory evidence thereof and of any applicable conditions imposed shall be delivered to the Trustee. The Trustee shall thereafter transfer, deliver and assign Contracts and other Trust Fund assets allocable to the Participants of such Participating Employer to such new Trustee as shall have been designated by such Participating Employer, in the event that it has established a separate pension plan for its Employees. If no successor is designated, the Trustee shall retain such assets for the Employees of said Participating Employer pursuant to the provisions of Article VII hereof. In no such event shall any part of the corpus or income of the Trust as it relates to such Participating Employer be used for or diverted for purposes other than for the exclusive benefit of the Employees of such Participating Employer.

     9.8  ADMINISTRATOR'S AUTHORITY

          The Administrator shall have authority to make any and all necessary rules or regulations binding upon all Participating Employers and all Participants, to effectuate the purpose of this Article.

     9.9  PARTICIPATING EMPLOYER CONTRIBUTION FOR AFFILIATE

          If any Participating Employer is prevented in whole or in part from making a contribution to the Trust Fund which it would otherwise have made under the Plan by reason of having no current or accumulated earnings or profits, or because such earnings or profits are less than the contribution which it would otherwise have made, then, pursuant to Code Section 404(a)(3)(B), so much of the contribution which such Participating Employer was so prevented from making may be made, for the benefit of the participating employees of such Participating Employer, by the other Participating Employers who are members of the same affiliated group within the meaning of Code Section 1504 to the extent of their current or accumulated earnings or profits, except that such contribution by each such other Participating Employer shall be limited to the proportion of its total current and accumulated earnings or profits remaining after adjustment for its contribution to the Plan made without regard to this paragraph which the total prevented contribution bears to the total current and accumulated earnings or profits of all the Participating Employers remaining after adjustment for all contributions made to the Plan without regard to this paragraph.

          A Participating Employer on behalf of whose employees a contribution is made under this paragraph shall not reimburse the contributing Participating Employers.

          IN WITNESS WHEREOF, this restated Plan has been executed the day and year first above written.

                                   ACETO CORPORATION

                                   By:

                                   Arnold Frankel
                                   Chairman, Board of Directors

                                   ATTEST_________________________
                                        Terry Steinberg

Exhibit 24

                Independent Auditors' Consent

The Board of Directors
Aceto Corporation:

We consent to incorporation by reference in the Registration Statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 18, 1995, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows and related financial statement schedule VIII for each of the years in the three-year period ended June 30, 1995, which report appears in the June 30, 1995 annual report on Form 10-K of Aceto Corporation.

                                   KPMG PEAT MARWICK LLP

Jericho, New York
September 22, 1995


                         SIGNATURES

Pursuant to the requirements of Section 13 or 5 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION
(Registrant)

By   /s/Arnold Frankel              /s/Donald Horowitz
     Arnold Frankel                 Donald Horowitz
     Chairman of the Board          Secretary/Treasurer
     and Director                   (Chief Financial Officer)

Date:   September 14, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                    Date

/s/Arnold Frankel       Chairman of the Board       9-14-95
Arnold Frankel          and Director
                        (Chief Executive Officer)

/s/Robert Parsont       President and Director      9-14-95
Robert Parsont          (Chief Operating Officer)

/s/Donald Horowitz      Secretary/Treasurer         9-14-95
Donald Horowitz         and Director
                        (Chief Financial Officer)

/s/Anthony Baldi        Director                    9-14-95
Anthony Baldi

/s/Thomas Brunner       Director                    9-14-95
Thomas Brunner

/s/Samuel I. Hendler    Director                    9-14-95
Samuel I. Hendler

/s/Leonard Schwartz     Director                    9-14-95
Leonard Schwartz


             ACETO CORPORATION AND SUBSIDIARIES

         Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated financial statements:
     Consolidated balance sheets as of June 30, 1995 and 1994 Consolidated statements of income for the years ended
      June 30, 1995, 1994 and 1993
     Consolidated statements of shareholders' equity for the
      years ended June 30, 1995, 1994 and 1993
     Consolidated statements of cash flows for the years
      ended June 30, 1995, 1994 and 1993
     Notes to consolidated financial statements

Schedules:
     VIII - Valuation and qualifying accounts

     All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                Independent Auditors' Report

The Board of Directors
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of the Aceto Corporation and subsidiaries as of June 30, 1995 and 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Aceto Corporation and subsidiaries as of June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1995 in conformity with generally accepted accounting principles.


                                   KPMG PEAT MARWICK LLP

Jericho, New York
August 18, 1995

Aceto Corporation and Subsidiaries
Consolidated Balance Sheets
Years ended June 30, 1995 and 1994

Assets                                             1995        1994
                                                    (In thousands)
Current assets:
     Cash and cash equivalents                  $ 1,644     $ 5,122
     Short-term investments                       9,669       6,794
     Receivables:
       Trade, less allowance for doubtful
        accounts 1995,$204; 1994,$176            26,092      23,579
       Other                                      1,161         755
                                                 27,253      24,334

     Inventories                                 30,963      26,613
     Prepaid expenses                               227         548
     Deferred income tax benefit (note 3)         1,542       1,652
     Property held for sale (note 8)                619         644

          Total current assets                   71,917      65,707

Long-term investments                            12,813      14,617
Note receivable                                     188         213
Property and equipment, at cost:
     Land                                           140         140
     Buildings and building improvements            886         886
     Equipment                                    1,587       1,462
                                                  2,613       2,488

     Less accumulated depreciation and
       amortization                               1,606       1,418
                                                  1,007       1,070

Other assets                                        191         191

Total Assets                                    $86,116     $81,798

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Balance Sheets
Years ended June 30, 1995 and 1994

Liabilities and Shareholders' Equity               1995        1994
                                         (In thousands except par value)

Current liabilities:
  Drafts and acceptances payable                 $   929       $ 1,350
  Current installments on long-term debt (note 2)    250           250
  Accounts payable                                 2,580         2,811
  Accrued merchandise purchases                   11,355         8,845
  Accrued compensation                             3,593         3,323
  Accrued plant shut-down costs (note 8)             985         1,670
  Other accrued expenses                           2,255         2,033
  Income taxes payable                             1,681         1,819
     Total current liabilities                    23,628        22,101

Long-term debt, excluding current
     installments (note 2)                         1,500         2,000
Deferred income taxes (note 3)                        24            30
Redeemable preferred stock (note 4)                  821           821

Commitments and contingencies (note 10)

Shareholders' equity (notes 4 and 6):
  Common stock, $.01 par value per share;
     Authorized 10,000 shares;
       issued: 1995,5,530; 1994,5,530                 55            55
       outstanding: 1995,4,840; 1994,5,005
  Capital in excess of par value                  50,168        50,168
  Retained earnings                               18,747        12,842
                                                  68,970        63,065
  Less:
    Cost of common shares held in treasury;
       1995,690 shares; 1994,524 shares            8,827         6,219

       Total shareholders' equity                 60,143        56,846

Total Liabilities and Shareholders' Equity       $86,116       $81,798

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements Of Income
Years ended June 30, 1995, 1994 and 1993


                                     1995          1994          1993
                                 (In thousands except per share amounts)

Net sales                        $164,783      $149,847      $155,267
Cost of sales                     139,949       127,026       132,907
     Gross profit                  24,834        22,821        22,360

Selling, general and
  administrative expenses          13,847        12,323        12,947
Provision for plant shut-down
  costs (note 8)                       -            395         7,491

     Operating profit              10,987        10,103         1,922

Other income (deductions):
  Interest expense                   (196)         (245)         (274)
  Interest and other
     income (note 7)                1,824         1,077         1,651
                                    1,628           832         1,377
  Income before income taxes       12,615        10,935         3,299

Income taxes (note 3):
  Federal:
    Current                         4,016         2,601         3,094
    Deferred                           89           894        (2,013)
  State and local:
    Current                           738           446           518
    Deferred                           16            -           (199)
                                    4,859         3,941         1,400

Net Income                        $ 7,756       $ 6,994       $ 1,899

Net income per common and
   common equivalent share:       $  1.52       $  1.36       $  0.36

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years ended June 30, 1995, 1994 and 1993
                                                 1995       1994       1993
                                                       (In thousands)
Operating activities:
 Net income                                    $7,756     $6,994      $1,899
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                299        315         878
     Write-down of property and equipment
      to net realizable value                      -         161       4,394
     Loss (gain) on sale of assets                 -         145         (19)
     Stock distribution to employees                1         12         -
     Effect of market value over original
           option price for options exercised     272        140         265
     Increase (decrease) in allowance for
      doubtful accounts                            28        (10)        -
     Decrease (increase) in deferred income
       tax benefit                                110        894      (2,212)
     Changes in operating assets and liabilities:
     Decrease in investments
      - trading securities                      1,044         -          -
      Decrease (increase) in trade accounts
        receivable                             (2,540)    (3,588)      2,318
      Decrease (increase) in other receivables   (406)       131        (104)
      Decrease (increase) in inventories       (4,350)      (763)      1,750
      Decrease (increase) in prepaid expenses     321       (393)        (37)
     Decrease (increase) in note receivable        25       (213)        -
     Increase (decrease) in drafts &
          acceptances payable                    (421)       714        (741)
      Increase (decrease) in accounts payable    (231)       746      (1,607)
      Increase (decrease) in accrued
          merchandise purchases                 2,510        982      (1,650)
      Increase (decrease)in accrued compensation  270        (91)        122
      Increase (decrease)in accrued plant
          shut-down costs                        (685)    (1,175)      2,845
      Increase (decrease) in other accrued
          expense                                 222       (991)        639
      Increase (decrease)in income taxes payable (138)       800        (371)
      Decrease in deferred taxes payable           (6)        -           -
Net cash provided by operating activities       4,081      4,810       8,369

Investing activities:
  Purchases of investments - held-to-maturity  (7,083)   (65,220)    (31,712)
  Proceeds from investments - held-to-maturity  4,968     62,435      25,864
  Purchases of equipment net of insurance
     reimbursement                               (212)      (119)       (278)
  Proceeds from sale of plant and equipment        -         301          19
Net cash used in investing activities          (2,327)    (2,603)     (6,107)

Financing activities:
  Payments of long-term debt                     (500)      (500)       (500)
  Payments of cash dividends                   (1,851)    (1,682)     (1,487)
  Proceeds from exercise of stock options         258        274         333
  Payments for purchases of treasury stock     (3,139)      (793)         -
Net cash used in financing activities          (5,232)    (2,701)     (1,654)
Net increase (decrease) in cash and
      cash equivalents                         (3,478)      (494)        608
Cash and cash equivalents at beginning of year  5,122      5,616       5,008

Cash and cash equivalents at end of year      $ 1,644    $ 5,122     $ 5,616

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)
                                    Capital in              Common Stock
                     Common Stock   Excess of    Retained   Held in
                       Issued       Par Value    Earnings   Treasury   Total

Balance at June 30, 1992  $47       $38,691      $18,815    $(6,797)  $50,756
Net income                 -             -         1,899          -     1,899
Stock dividend paid
  (835,000 shares)          8        11,688      (11,702)         -        (6)
Cash dividends:
  Common stock             -             -        (1,405)         -    (1,405)
  Preferred stock          -             -           (77)         -       (77)
Exercise of stock options
  (50,000 shares)          -           (241)          -          660      419
Federal income tax benefit
  from 1980 stock option
   plan                    -            178           -          -        178
Conversion of redeemable
  preferred stock
  (20,000 shares)          -           (128)           -         265      137

Balance at June 30, 1993   55        50,188        7,530      (5,872)  51,901
Net income                 -             -         6,994          -     6,994
Stock distribution to employees
  (750 shares)                            3            -           9       12
Cash dividends:
  Common stock             -             -        (1,605)          -   (1,605)
  Preferred stock          -             -           (77)          -      (77)
Exercise of stock options
  (38,000 shares)          -           (136)          -           437     301
Federal income tax benefit
 from 1980 stock option
   plan                    -            113           -            -      113
Purchase of treasury stock
  (57,000 shares)          -             -            -         (793)    (793)

Balance at June 30, 1994   55        50,168       12,842      (6,219)  56,846
Net income                 -             -         7,756           -    7,756
Stock distribution to
 employees (100 shares)    -             -            -            1        1
Cash dividends:
  Common stock             -             -        (1,774)          -   (1,774)
  Preferred stock          -             -           (77)          -      (77)
Exercise of stock options
  (45,000 shares)          -           (136)          -           530     394
Federal income tax benefit
  from 1980 stock option
  plan                     -            136           -           -       136
Purchase of treasury stock
  (211,000 shares)         -             -            -       (3,139)  (3,139)

Balance at June 30, 1995  $55       $50,168      $18,747     $(8,827) $60,143

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Notes to consolidated financial statements
Years ended June 30, 1995, 1994 and 1993

(Dollars in thousands except amounts and par value per share)

(1)  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Aceto Corporation and all subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition

Revenue is recognized at the time goods are sold and shipped.

Inventories

Inventories consist of finished goods and are stated at the lower of cost (principally specific identification) or market (net realizable value). These goods are sold on a specific identification basis.

Property and Equipment

The Company depreciates buildings and equipment using principally the straight-line method. The range of estimated useful lives used in depreciating buildings and equipment is as follows:

     Buildings and building improvements      18 to 20 years
     Equipment                                 3 to 10 years

The costs of additions and improvements which significantly extend the useful life of existing buildings and equipment are capitalized. Maintenance and repair costs are charged to expense as incurred. Effects on income arising from sales or retirements are reflected in income, except for trade-ins, in which case the cost of the newly acquired asset is adjusted for any gain or loss.

Income Taxes

The Company and its wholly owned subsidiaries file a consolidated Federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to reverse.

Income Per Common and Common Equivalent Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for fiscal years ended June 30, 1995, 1994 and 1993 were 5,041,000, 5,095,000 and 5,091,000 and included common stock equivalents of 63,000, 82,000 and 96,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not dilutive during the three year period.

Cash and Cash Equivalents

Cash equivalents of $990 and $2,957 at June 30, 1995 and 1994, respectively, consist of U.S. Treasury bills and commercial paper. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities

Investments at June 30, 1995 and 1994 consist of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. As of July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No.
115, Accounting for Certain Investments in Debt and Equity Securities, and the cumulative effect of this change in the method of accounting for investments was immaterial. Under Statement 115, the Company classifies its debt and equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities are recorded at their fair market value of $5,831 and are classified as short-term investments.
Unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. The cost of held-to-maturity securities approximates their fair market value.

Held-to-maturity securities at June 30, 1995, consist of:

                       Due in less          Due after one year
                       than one year        through three years


U.S. Treasury securities      $  223         $    4,019
Corporate debt securities      3,015              8,794
Municipal obligations            600                ---
                              $3,838            $12,813

(2) Long-term Debt

(a) Long-term debt outstanding at June 30, 1995 and 1994 was as follows:

                                          1995       1994

Note payable to the Prudential
 Insurance Company of America
 in equal semi-annual installments
 of $250 maturing Jan. 1, 1999,
 plus interest at 9.10% payable
 quarterly.                             $1,750     $2,250

Less current installments                  250        250
                                        $1,500     $2,000

(b) The agreement underlying the long-term debt contains certain defined restrictive covenants, including limitations on corporate acquisitions and mergers and additional debt, minimum working capital and debt/equity ratios and the acquisition of the Company's stock.

(c) In addition to the long-term debt, the Company has lines of credit available which provide for short-term loans and/or commercial credits totaling $13,000 as of June 30, 1995. The lines of credit are with two banks in which operating balances are maintained. The credit arrangements do not: (i) restrict withdrawals of funds; (ii) have a formal requirement relating to compensating balances for either credit utilized or available; or (iii) provide for commitment fees. However, there are informal arrangements under which the Company maintains compensating balances.
The compensating balance arrangements at June 30, 1995 and for the year then ended were satisfied by collected balances.

There were no short-term loans outstanding at any time during the fiscal years ended June 30, 1995, 1994 and 1993.

(3) Income Taxes

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at June 30, 1995 and 1994 are presented below:

                                           1995         1994
Deferred tax assets:
     Plant shut-down costs
      not currently deductible         $   394      $    668
     Accrued compensation                  596           575
     Additional costs inventoried for
      tax purposes pursuant to the
      Tax Reform Act of 1986               331           337
     Allowance for doubtful accounts
       receivable                           82            72
     Other                                 139             -

          Net deferred tax asset       $ 1,542       $ 1,652
Deferred tax liabilities:
     Differences in depreciation
      and amortization of property
      and equipment                    $   (24)      $   (30)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $3,900. Taxable income for the years ended June 30, 1995 and 1994 was approximately $12,168 and $9,626, respectively. Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at June 30, 1995.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 1995, 1994 and 1993 is as follows:

                                 1995         1994        1993

Federal statutory tax rate       34.0%        34.0%       34.0%
State and local taxes, net
 of Federal income tax
 benefit                          3.9          2.7         6.4
Other                             0.6         (0.7)        2.0
Effective tax rate               38.5%        36.0%       42.4%

(4)  Redeemable Preferred Stock

The Company has 2,000,000 authorized shares of redeemable preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. All of the outstanding preferred stock is held by the Aceto Corporation Profit Sharing Plan. Redeemable preferred stock outstanding at both June 30, 1995 and 1994 consists of the following:

                              Shares      Par Value

Second series                  28,000        $ 71
Third series                  100,000         250
Fourth series                  40,000         100
Fifth series                   40,000         100
Sixth series                   40,000         100
Seventh series                 40,000         100
Eighth series                  40,000         100
                                             $821

(a) The second, third, fourth, fifth, sixth, seventh and eighth series of preferred stock are convertible beginning on the date of issue into the Company's common stock at ratios of 8.4, 6.4, 6.4, 5.1, 6.0, 6.0 and 4.2 shares of preferred stock to 1 share of common stock, respectively, subject to antidilution provisions. The second, third and sixth series pay 10%, the fourth and fifth series pay 8%, the seventh series pays 9.5% and the eighth series pays 9% annual cumulative cash dividends on par value. All series have voting rights. In the event of liquidation of the Company, all series share ratably in the remaining proceeds.

(b) On November 20, 1992 the Aceto Corporation Profit Sharing Plan converted 26,000 shares of first series preferred stock of Aceto Corporation into 10,000 shares of Aceto Corporation common stock. On December 1, 1992, the Plan converted an additional 17,000 shares of first series preferred stock and 12,000 shares of second series preferred stock into 10,000 shares of Aceto Corporation common stock.

(5) Supplemental Cash Flow Information

Cash paid for interest and income taxes during the years ended June 30, 1995, 1994 and 1993 are as follows:

                              1995        1994        1993

     Interest               $  196      $  245      $  302
     Income taxes            4,762       2,122       3,838

(6)  Stock Option Plan

(a) Under the Company's 1980 stock option plan, the option price is determined by the Board of Directors and can be greater or less than the market value of the stock on the date the options are granted. These options become exercisable in whole or in part, as determined by the Board of Directors, beginning on the date of the grant, and must be exercised no later than five years after the date they become exercisable.

Through June 30, 1995, options were granted to officers and key employees who own less than 10% of the Company's stock.
At June 30, 1995, options to purchase 268,000 shares were available for grant.

(b) The following tabulations summarize the shares of common stock under option at June 30, 1995, 1994 and 1993 as adjusted only for stock dividends, if any, occurring in that year, and the activity with respect to options for the respective years then ended.

                              No. of         Option Price
                              Shares           Per Share

Shares under option
 and exercisable:
 June 30, 1995                110,000        $2.27 - 12.50
 June 30, 1994                110,000         2.27 - 12.50
 June 30, 1993                104,000         2.24 - 12.50

Shares under option
 but not exercisable:
 June 30, 1995                  --                 $   --
 June 30, 1994                32,000                  5.85
 June 30, 1993                66,000                  5.92

Options granted during
 year ended:
 June 30, 1995                13,000               $ 12.50
 June 30, 1994                12,000                 13.50
 June 30, 1993                10,000                 12.50

Options exercised during
 year ended:
 June 30, 1995                45,000         $2.27 - 12.50
 June 30, 1994                38,000          2.24 - 12.50
 June 30, 1993                50,000          2.69 - 11.14

At June 30, 1995, the average option price for the 110,000 options outstanding under the 1980 stock option plan was $8.41 with expiration dates ranging from December 31, 1995 to December 31, 1999.

(c) Under the Company's 1980 stock option plan, upon exercise of options, the excess of the option price over the par value is credited to capital in excess of par value. When treasury stock is issued upon the exercise of options, the difference between the option price and the cost of treasury stock is recorded in capital in excess of par value. Under the plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $86, $89 and $83 in 1995, 1994 and 1993, respectively.

(7) Interest and Other Income

Interest and other income earned during the fiscal years
ended June 30, 1995, 1994 and 1993 was comprised of the
following:
                               1995          1994       1993

Dividends                    $   20        $   34     $  143
Interest                      1,547         1,156      1,061
Net gain (loss) on investments   (5)         (125)        92
Miscellaneous other income      262            12        355

                             $1,824        $1,077     $1,651

(8) Plant Shut-Down Costs

The Company's manufacturing subsidiary, Arsynco, Inc. discontinued all of its operations during the early part of fiscal 1994 and is preparing its property for sale. In fiscal 1995 the Company paid the balance of amounts accrued for severance pay and property maintenance of $258. In addition, payments of $427 for sampling, waste removal and closure preparation were charged against the reserve for environmental compliance. There were no charges to operations in fiscal 1995. The Company incurred a charge to operations of $395 in fiscal 1994 and $7,491 in fiscal 1993. The charge in fiscal 1994 related primarily to asbestos and waste removal and additional severance payments, not previously reserved. The charge in fiscal 1993 covered the write-down of machinery and equipment, severance payments to approximately 90 employees, compliance with environmental regulations and maintenance of the property after shut-down.

At June 30, 1995 and 1994, accrued plant shut-down costs
consisted of the following:
                                         1995          1994

     Environmental compliance          $  985        $1,412
     Severance pay                         -            170
     Property maintenance                  -             88
                                       $  985        $1,670

(9) Profit-Sharing and Pension Plans

The Company has profit-sharing plans in which employees of the parent company and subsidiaries are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of compensation paid. The Company also contributed to a pension plan administered by a union prior to the shut-down of its manufacturing operations. The Company's provisions for profit sharing and pension contributions amounted to $668 in fiscal 1995, $534 in fiscal 1994, and $725 in fiscal 1993.

(10) Commitments and Contingencies

(a) A subsidiary of the Company manufactures and markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).
FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The
EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrant's to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually; and are included in cost of sales.

Liability under FIFRA would arise if the Company marketed pesticide products not registered under FIFRA, or failed to compensate the initial registrant for the cost of producing the necessary test data. Since the Company markets no pesticide products which are not registered, and compensates initial registrants for the cost of producing test data, it believes it does not subject itself to contingent liabilities in such regard.

(b) The Company and its subsidiaries are subject to various claims which have arisen in the course of their business.
While any claim has an element of uncertainty, it is the opinion of management that the ultimate outcome of such matters will not have a material effect, if any, upon the Company's financial condition.

(c) The Company enters into foreign exchange contracts primarily as hedges relating to foreign inventory purchase commitments. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on the foreign exchange contracts are reported as a component of the related transaction. At June 30, 1995 the Company had contracts maturing at various dates through June 14, 1996 to purchase approximately $18,128 in foreign currencies (primarily British Pounds, Belgian Francs and Japanese Yen). The difference between the exchange rates agreed to under the contracts and the actual exchange rates at June 30, 1995 is not material.

(d) At June 30, 1995, the Company had non-negotiated letters of credit of approximately $5,635.

(e) The Company currently leases an office facility under an operating lease expiring April 2001. The minimum annual payment under this lease is as follows:

               Fiscal year
                 ending
                June 30                 Amount

                   1996                 $  504
                   1997                    507
                   1998                    507
                   1999                    507
                   2000                    507
                   Thereafter              402

Total rental expense relating to the current office facility amounted to approximately $470 for each of the years in the three-year period ended June 30, 1995. The Company has no capitalized leases as defined by Financial Accounting
Standards Board Statement No. 13.

(11) Segment Information

The Company's operations, which principally consist of the marketing of chemicals, are considered to be one industry segment as defined by Financial Accounting Standards Board Statement No. 14. One of the Company's customers accounted for 10% of revenues in fiscal 1995 and 11% in fiscal 1994. None of the Company's customers accounted for as much as 10% of revenues in fiscal 1993.

                                        Schedule VIII


                ACETO CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts

             Years ended June 30, 1995, 1994 and 1993




                            Balance at   Charged to              Balance
                            beginning    costs and     Deduc-    at end
      Description           of year      expenses      tions     of year



Year ended June 30, 1995:
  Allowance for doubtful
     accounts               $ 176,366     111,191      83,191(a) $ 204,366


Year ended June 30, 1994:
  Allowance for doubtful
     accounts               $ 186,366      91,718     101,718(a) $ 176,366


Year ended June 30, 1993:
  Allowance for doubtful
     accounts               $ 186,366       4,768       4,768(a) $ 186,366

(a)  Specific accounts written off as uncollectible.