Form 10-Q
period 1995-09-30
ACETO CORP
filed 1995-11-13
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995 Commission file number 0-4217 ACETO CORPORATION
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 4,812,123

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

                                                (Unaudited)
                                             For Three Months Ended
                                                    Sept. 30th

                                           1995                   1994

Net sales                               $ 40,389               $ 36,043
Cost of sales                             35,629                 31,393
Gross profit                               4,760                  4,650

Selling, general and administrative
     expenses                              3,199                  3,207

     Operating profit                      1,561                  1,443

Other income (deductions):
   Interest expense                          (40)                   (52)
   Interest and other income (note 5)        398                    360
                                             358                    308

Income before income taxes                 1,919                  1,751

Provision for income taxes                   757                    685

Net income                              $  1,162               $  1,066

Net income per common and common
  equivalent share                      $   0.24               $   0.21

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

                                                  (Unaudited)
                                                  Sept.  30th    June 30th
                                                     1995           1995

Assets

Current assets:
 Cash and cash equivalents                        $  2,407       $  1,644
 Short-term investments                             12,986          9,669

 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept. $213; June $204)                          23,465         26,092
   Other                                               566          1,161
                                                    24,031         27,253

 Inventories                                        30,289         30,963
 Prepaid expenses                                      181            227
 Deferred income tax benefit                         1,542          1,542
 Property held for sale                                614            619

     Total current assets                           72,050         71,917

Long-term investments                               10,715         12,813
Long-term notes receivable                             179            188
Property and equipment, at cost:
 Land                                                  140            140
 Buildings and building improvements                   886            886
 Equipment                                           1,589          1,587

                                                     2,615          2,613
 Less accumulated depreciation and
 amortization                                        1,666          1,606
                                                       949          1,007

Other assets                                           191            191

Total assets                                      $ 84,084       $ 86,116

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except par value)

                                                (Unaudited)
                                                Sept.  30th       June 30th
                               	                  1995              1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $ 1,040         $    929
  Current installments on long-term debt             500              250
  Accounts payable                                 2,238            2,580
  Accrued merchandise purchases                    9,764           11,355
  Accrued compensation                             3,190            3,593
  Accrued plant shut-down costs                      949              985
  Other accrued expenses                           1,977            2,255
  Income taxes payable                             1,429            1,681
          Total current liabilities               21,087           23,628

Long-term debt, excluding current installments     1,250            1,500
Deferred income taxes                                 24               24
Redeemable preferred stock                           821              821

Shareholders' equity (note 2):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Sept., 5,530 shares; June,               55               55
     5,530 shares; outstanding: Sept.,
     4,812 shares; June, 4,840 shares

  Capital in excess of par value                  50,173           50,168
  Retained earnings                               19,908           18,747

                                                  70,136           68,970
   Less:
     Cost of common stock held in treasury;
     Sept., 718 shares;  June, 690 shares          9,234            8,827

          Total shareholders' equity              60,902           60,143

Total liabilities and shareholders' equity      $ 84,084         $ 86,116

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                        (Unaudited)
                                                     Three Months Ended
                                                       September 30th
                                                      1995          1994
Operating activities:
  Net income                                       $ 1,162       $ 1,066
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      65            70
     Effect of market value over original
       option price for options exercised                9             2
     Increase in allowance for doubtful accounts         8            15
     Changes in operating assets and liabilities:
       Decrease (increase) in investments -
         trading securities                           (109)        1,171
       Decrease in trade accounts receivable         2,618            57
       Decrease in other receivables                   595           417
       Decrease in inventories                         674         2,406
       Increase in other assets                          -            (2)
       Decrease in prepaid expenses                     46            39
       Decrease in notes receivable                      9             6
       Increase (decrease) in drafts and
        acceptances payable                            111          (147)
	      Increase in current installments on
        long-term debt                                 250           250
       Increase (decrease) in accounts payable        (342)        2,205
       Decrease in accrued merchandise purchases    (1,591)       (2,872)
       Decrease in accured compensation               (403)         (195)
       Decrease in accrued plant shut-down costs       (36)         (171)
       Decrease in other accrued expenses             (278)         (210)
       Decrease in income taxes payable               (252)         (670)
Net cash provided by operating activities            2,536         3,437

Investing activities:
  Purchases of investments - held-to-maturity       (1,504)       (5,406)
  Proceeds from investments - held-to-maturity         394         2,293
  Purchases of equipment                                (2)          (75)
Net cash used in investing activities               (1,112)       (3,188)

Financing activities:
  Payments of long-term debt                          (250)         (250)
  Proceeds from exercise of stock options               24             7
  Payments for purchases of treasury stock            (435)          (28)
Net cash used in financing activities                 (661)         (271)

Net increase (decrease) in cash and cash equivalents   763           (22)

Cash and cash equivalents at beginning of period     1,644         5,122

Cash and cash equivalents at end of period         $ 2,407       $ 5,100

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except amounts and par value per share)

Note 1:

The consolidated balance sheet as of September 30, 1995 and the consolidated statements of income and cash flows for the three months ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

These financial statements do not include all disclosures associated with annual statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1995.

Note 2:  Income per Common Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for the quarters ended Sept. 30, 1995 and 1994, were 4,866,000 and 5,079,000 and included common stock equivalents of 48,000 and 73,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not dilutive during these three month periods.

Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the three months ended September 30, 1995 and 1994 are as follows:

                              1995                 1994

          Interest          $   40               $   52
          Income taxes       1,004                1,356

Note 4:  Marketable Investment Securities

Investments at September 30, 1995 and 1994 consist of U.S. Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities are recorded at their fair market value and are classified as short-term investments. Unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. The cost of held-to-maturity securities approximates their fair market value.

At September 30, 1995, short-term investments include $5,941 trading securities and $7,045 held-to-maturity securities.

Note 5:  Interest and Other Income

                         For Three Months Ended
                             September 30th
                           1995        1994

Interest on investments  $  379	     $  370
Net gain (loss) on sale
   of investments             5         (81)
Miscellaneous other
   income                    14          71
                         $  398      $  360

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At September 30, 1995 and June 30, 1995 cash and short-term investments totalled $15.4 million and $11.3 million and working capital was $51.0 million and $48.3 million, respectively. In addition, the Company had liquid long-term investments of $10.7 million at September 30, 1995 and $12.8 million at June 30, 1995.

The total of cash and cash equivalents, short-term and long-term investments was $26.1 million compared to $24.1 million at September 30, 1995 and June 30, 1995, respectively. The decrease in receivables to $24.0 million at September 30, 1995 from $27.3 million at June 30, 1995 was due to the timing of sales and accounts receivable collections which accounted for the increase in the cash and investment balances. This increase was partially offset by purchases of 30,000 shares of treasury stock during the quarter ended September 30, 1995 at a cost of $435,000.

RESULTS OF OPERATIONS:

Net sales increased by 12% in the quarter ended September 30, 1995 compared to the same period last year. The increase is attributed to improved sales in most of our product areas.

Gross margins as a percentage of sales declined to 11.8% for the three months ended September 30, 1995 compared to 12.9% for the same three month period last year. Sales of certain agricultural products sold at less than traditional margins accounted for most of the decline.

Selling, general and administrative expenses were $3.2 million for each of the quarters ended September 30, 1995 and September 30, 1994 and none of the components of expenses changed significantly.

Other income increased to $398,000 for the three months ended September 30, 1995 compared to $360,000 for the same period last year. The increase was mostly due to a combined net gain (loss) on sales of investments and miscellaneous other income in the quarter ended September 30, 1995 of $19,000 as compared to ($10,000) for the three months ended September 30, 1994.

The effective tax rates of 39.5% and 39.1% for the quarters ended September 30, 1995 and September 30, 1994, respectively, approximated the Company's traditional levels.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION

DATE  November 8, 1995            	BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  November 8, 1995             BY  (signed) / by Arnold Frankel
                                     Arnold Frankel, Chief Executive
                                             Officer