Form 10-Q
period 1995-12-31
ACETO CORP
filed 1996-02-08
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1995 Commission file number 0-4217 ACETO CORPORATION
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report. Common Stock - 5,189,236

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                 For Six Months Ended
                                                      Dec. 31st
                                            1995                  1994

Net sales                                $ 87,683               $ 74,460
Cost of sales                              76,328                 63,911
Gross profit                               11,355                 10,549
Selling, general and administrative
     expenses                               6,708                  6,510

     Operating profit                       4,647                  4,039

Other income net of interest expense          788                    665

Income before income taxes                  5,435                  4,704

Provision for income taxes                  2,108                  1,807

Net income                               $  3,327               $  2,897

Net income per common and
        common equivalent share:         $   0.62               $   0.51

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)

                                                 For Three Months
                                                  Ended Dec. 31st

                                             1995                   1994
Net sales                                $ 47,294               $ 38,418
Cost of sales                              40,699                 32,518
Gross profit                                6,595                  5,900

Selling, general and administrative
     expenses                               3,509                  3,304

     Operating profit                       3,086                  2,596

Other income net of interest expense          430                    358

Income before income taxes                  3,516                  2,954

Provision for income taxes                  1,351                  1,122

Net income                               $  2,165               $  1,832

Net income per common and
        common equivalent share:         $   0.40               $   0.32

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

                                                 Dec. 31st     June 30th
                                                    1995           1995

Assets

Current assets:
 Cash and cash equivalents                      $  1,560       $  1,644
 Short-term investments                            8,328          9,669

 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec. $234; June $204)                         30,363         26,092
   Other                                             429          1,161
                                                  30,792         27,253

 Inventories                                      29,940         30,963
 Prepaid expenses                                  1,155            227
 Deferred income tax benefit                       1,542          1,542
 Property held for sale                              608            619

     Total current assets                         73,925         71,917
Long-term investments                             11,778         12,813
Long-term notes receivable                           173            188
Property and equipment, at cost:
 Land                                                140            140
 Buildings and building improvements                 886            886
 Equipment                                         1,597          1,587
                                                   2,623          2,613

 Less accumulated depreciation and
       amortization                                1,726          1,606
                                                     897          1,007

Other assets                                         191            191

Total assets                                    $ 86,964       $ 86,116

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

                                              Dec. 31st       June 30th
                                                1995             1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    647         $  929
  Current installments on long-term debt            250            250
  Accounts payable                                4,239          2,580
  Accrued merchandise purchases                  10,631         11,355
  Accrued compensation                            3,962          3,593
  Accrued plant shut-down costs                     901            985
  Other accrued expenses                          1,838          2,255
  Cash dividend distributable                       934             --
  Income taxes payable                              891          1,681
          Total current liabilities              24,293         23,628

Long-term debt, excluding current installments    1,250          1,500
Deferred income taxes                                24             24
Redeemable preferred stock                          821            821

Shareholders' equity (note 2):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Dec., 6,001 shares; June,               60            55
     5,530 shares; outstanding: Dec.,
     5,189 shares; June, 4,840 shares

  Capital in excess of par value                 57,480        50,168
  Retained earnings                              13,788        18,747
                                                 71,328        68,970
   Less:
     Cost of common stock held in treasury;
     Dec., 812 shares;  June, 690 shares         10,752         8,827

          Total shareholders' equity             60,576        60,143

Total liabilities and shareholders' equity     $ 86,964      $ 86,116

See accompanying notes to condensed consolidated financial statements.

ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
                                                      Six Months Ended
                                                          Dec. 31st.
                                                      1995         1994
Operating activities:
  Net income                                       $ 3,327      $ 2,897
  Adjustments to reconcile net income to net
    cash provided by(used in)operating activities:
     Depreciation and amortization                     132          146
     Effect of market value over original
       option price for options exercised               32           20
     Increase in allowance for doubtful accounts        30           30
     Changes in operating assets and liabilities:
       Decrease in investments - trading securities  2,723        1,079
       Increase in trade accounts receivable        (4,301)      (6,552)
       Decrease in other receivables                   732          233
       Decrease (increase) in inventories            1,023         (668)
       Decrease (increase) in prepaid expenses        (928)         150
       Decrease in notes receivable                     15           15
       Decrease in drafts and acceptances payable     (282)        (387)
       Increase in accounts payable                  1,659        1,845
       Increase (decrease) in accrued merchandise
           purchases                                  (724)         715
       Increase in accrued compensation                369          494
       Decrease in accrued plant shut-down costs       (84)        (480)
       Increase (decrease) in other accrued
           expenses                                   (417)       1,197
       Decrease in income taxes payable               (790)        (742)
Net cash provided by (used in) operating activities  2,516           (8)

Investing activities:
  Purchases of investments - held-to-maturity       (2,724)      (5,556)
  Proceeds from investments - held-to-maturity       2,375        2,411
  Purchases of equipment                                (9)        (106)
Net cash used in investing activities                 (358)      (3,251)

Financing activities:
  Payments of long-term debt                          (250)        (250)
  Payments of cash dividends                           (38)        (939)
  Proceeds from exercise of stock options               77           68
Payments for purchases of treasury stock            (2,031)         (28)
Net cash used in financing activities               (2,242)      (1,149)
Net decrease in cash and cash equivalents              (84)      (4,408)
Cash and cash equivalents at beginning of period     1,644        5,122
Cash and cash equivalents at end of period         $ 1,560      $   714

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except amounts and par value per share)

Note 1:

The consolidated balance sheet as of December 31, 1995 and the consolidated statements of income and cash flows for the six months ended December 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

These financial statements do not include all disclosures associated with annual statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1995.

Note 2:  Income per Common Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for the quarters ended Dec. 31, 1995 and 1994, were 5,282,000 and 5,582,000 and included common stock equivalents of 52,000 and 68,000, respectively. Weighted average common shares outstanding for the six months ended December 31, 1995 and 1994, were 5,317,000 and 5,585,000 and included common stock equivalents of 50,000 and 71,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not dilutive during these six month periods.

Note 3:  Stock Dividend

On December 7, 1995, the Company's Board of Directors declared a ten percent stock divdend for holders of record on December 18, 1995 with a payment date of January 2, 1996. Earnings per share and weighted average common shares have been adjusted to include the ten percent stock dividend. Outstanding shares at December 31, 1995 have also been adjusted.

Note 4:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the six months ended December 31, 1995 and 1994 are as follows:

                              1995                 1994

          Interest          $   81               $  103
          Income taxes       2,871                2,537

Note 5:  Marketable Investment Securities

Investments at December 31, 1995 and 1994 consist of U.S. Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

At December 31, 1995, short-term investments include $3,106 trading securities and $5,222 held-to-maturity securities.

Note 6:  Interest and Other Income

                                For Six Months          For Three Months
                                    Ended                    Ended
                                  December 31             December 31
                               1995        1994        1995        1994

Dividends                     $   9       $  11       $   9       $  10
Interest on investments         750         760         371         390
Net gain (loss) on investments   57         (56)         52          25
Miscellaneous other
   income (loss)                 53          54          39         (16)
                              $ 869       $ 769       $ 471       $ 409

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At December 31, 1995 and June 30, 1995 cash and short-term investments totalled $9.9 million and $11.3 million and working capital was $49.6 million and $48.3 million, respectively. In addition, the Company had liquid long-term investments of $11.8 million at December 31, 1995 and $12.8 million at June 30, 1995.

The total of cash and cash equivalents, short-term and long-term investments was $21.7 million compared to $24.1 million at December 31, 1995 and June 30, 1995, respectively. The decrease of $2.4 million was mostly due to the purchase of 131,000 shares of treasury stock during the six months ended December 31, 1995 at a cost of $2.0 million.

The increase in receivables to $30.8 million at December 31, 1995 from $27.3 million at June 30, 1995 can be attributed to significantly higher sales during the quarter and month ended December 31, 1995 compared to the same periods last year. Prepaid expenses at December 31, 1995 included a payment of $.9 million to our dividend disbursing agent to cover the cash dividend payable January 2, 1996. Accounts payable increased to $4.2 million at December 31, 1995 compared to $2.6 million at June 30, 1995. The timing of payments for merchandise purchases accounted for the increase. The decrease in income taxes payable to $.9 million at December 31, 1995 compared to $1.7 million at June 30, 1995 related to the timing of estimated tax payments.

RESULTS OF OPERATIONS:

Net sales increased by 18% and 23% during the six and three months ended December 31, 1995 compared to the same periods last year. Higher sales of bulk pharmaceuticals, pharmaceutical intermediates and industrial chemicals accounted for the significant increase in both periods.

Gross margins as a percentage of sales declined to 13.0% and 13.9% for the six and three months ended December 31, 1995 from 14.2% and 15.4% for the same periods last year. Sales of certain large volume products sold at less than traditional margins accounted for most of the declines.

Selling, general and administrative expenses were only modestly higher in both the six and three month periods ended December 31, 1995 compared to December 31, 1994. The increases were mostly due to higher compensation and legal costs somewhat offset by a reduction in the cost of liability insurance.

Interest income which is the predominant component of other income decreased slightly in both comparable periods due to lower investment rates. The total of net gains (losses) on sales of investments and miscellaneous other income was $110,000 and $91,000 for the six and three months ended December 31, 1995 compared to ($2,000) and $9,000 for the same periods last year and accounted for the total increases in other income.

The effective tax rates for the six and three month periods ranged from 38.0% to 38.8% and approximated the Company's traditional levels.


Item 4: Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 7, 1995, the matter of the election of nine directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

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

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:

                                   VOTES
                       VOTES     AGAINST OR                     BROKER
NOMINEE                 FOR       WITHHELD    ABSTENTIONS      NON-VOTES

Arnold Frankel        4,445,437     4,919        27,367           -
Robert E. Parsont     4,445,437     4,919        27,367           -
Samuel I. Hendler     4,446,141     4,215        27,367           -
Anthony Baldi         4,445,469     4,887        27,367           -
Thomas Brunner        4,445,469     4,887        27,367           -
Donald Horowitz       4,445,469     4,887        27,367           -
Leonard Schwartz      4,445,181     5,175        27,367           -
Stephen M. Goldstein  4,442,703     7,653        27,367           -
Robert A. Wiesen      4,441,504     8,852        27,367           -

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE  February 1, 1996             BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  February 1, 1996             BY  (signed) / by Robert E. Parsont
                                     Robert E. Parsont, Chief Operating
                                             Officer