Form 10-Q
period 1996-03-31
ACETO CORP
filed 1996-05-07
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                          Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1996 Commission file number
0-4217
                      ACETO CORPORATION
   (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 5,208,904

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                       For Nine Months Ended
                                            March 31st
                                       1996            1995

Net sales                          $139,901        $120,969
Cost of sales                       121,693         103,456
     Gross profit                    18,208          17,513

Selling, general and administrative
     expenses                        10,104           9,713

     Operating profit                 8,104           7,800

Other income net of interest expense  1,091           1,130

Income before income taxes            9,195           8,930

Provision for income taxes            3,576           3,443

Net income                         $  5,619        $  5,487

Net income per common share and
  common equivalent share:         $   1.05        $   0.97

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                             For Three Months Ended
                                                   March 31st
                                           1996                 1995

Net sales                               $ 52,218              $46,509
Cost of sales                             45,365               39,545
     Gross profit                          6,853                6,964

Selling, general and administrative
     expenses                              3,396                3,203

Operating profit                           3,457                3,761

Other income net of interest expense         304                  464

Income before income taxes                 3,761                4,225

Provision for income taxes                 1,468                1,635

Net income                              $  2,293              $ 2,590

Net income per common and
     common equivalent share            $   0.43              $  0.46

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands)
                                                 Mar. 31st      June 30th
                                                   1996            1995

Assets

Current assets:
 Cash and cash equivalents                        $  4,041        $  1,644
 Short-term investments                              8,943           9,669

 Receivables:
   Trade, less allowance for doubtful accounts:
   (March $227; June $204)                          33,046          26,092
   Other                                               205           1,161

                                                    33,251          27,253

 Inventories                                        27,407          30,963
 Prepaid expenses                                      138             227
 Deferred income tax benefit                         1,542           1,542
 Property held for sale                                601             619

     Total current assets                           75,923          71,917

Long-term investments                               11,983          12,813
Long-term notes receivable                             166             188
Property and equipment, at cost:
 Land                                                  140             140
 Buildings and building improvements                   886             886
 Equipment                                           1,601           1,587
                                                     2,627           2,613
 Less accumulated depreciation and
 amortization                                        1,758           1,606
                                                       869           1,007

Other assets                                           191             191

Total assets                                      $ 89,132        $ 86,116

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands except par value)

                                                Mar. 31st       June 30th
                                                   1996           1995

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $    791     $   929
  Current installments on long-term debt              500         250
  Accounts payable                                  6,363       2,580
  Accrued merchandise purchases                     8,328      11,355
  Accrued compensation                              3,929       3,593
  Accrued plant shut-down costs                       859         985
  Other accrued expenses                            1,905       2,255
  Income taxes payable                              1,430       1,681
          Total current liabilities                24,105      23,628

Long-term debt, excluding current installments      1,000       1,500
Deferred income taxes                                 175          24
Redeemable preferred stock (note 4)                   821         821

Shareholders' equity (note 3):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Mar., 6,001 shares; June,                 60          55
     5,530 shares; outstanding: Mar.,
     5,209 shares; June, 4,840 shares

  Capital in excess of par value                   57,425      50,168
  Retained earnings                                16,081      18,747

                                                   73,566      68,970
   Less:
     Cost of common stock held in treasury;
     Mar., 792 shares;  June, 690 shares           10,535       8,827

          Total shareholders' equity               63,031      60,143

Total liabilities and shareholders' equity       $ 89,132    $ 86,116

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                                                     Nine Months Ended
                                                          Mar. 31st.
                                                       1996      1995
Operating activities:
  Net income                                         $ 5,619   $ 5,487
  Adjustments to reconcile net income to net
    cash provided by operating activities:
          Depreciation and amortization                  199       220
     Effect of market value over original
       option price for options exercised                118       240
          Increase in provision for
      losses on accounts receivable                       23        45
          Changes in operating assets and liabilities:
      Decrease in investments - trading securities     2,868     1,003
       Increase in trade accounts receivable          (6,977)   (6,150)
       Decrease in other receivables                     956       413
       Decrease(increase)in inventories                3,556    (1,449)
       Decrease in prepaid expenses                       89       393
       Decrease in notes receivable                       22        21
       Decrease in deferred tax benefit                   -        371
       Increase(decrease)in drafts and acceptances
       payable                                          (138)       22
       Increase in current installments on long-term
       debt                                              250       250
       Increase in accounts payable                    3,783     1,021
       Increase in accrued compensation                  336       353
       Decrease in accrued merchandise purchases      (3,027)     (522)
       Decrease in accrued plant shut-down costs        (126)     (714)
       Decrease in other accrued expenses               (350)     (112)
       Decrease in current taxes payable                (251)     (189)
      Increase in deferred taxes payable                 151        -
Net cash provided by operating activities              7,101       703

Investing activities:
  Purchases of investments - held-to-maturity         (4,081)   (5,784)
  Proceeds from investments - held-to-maturity         2,769     3,678
  Purchases of equipment                                 (42)     (120)
Net cash used in investing activities                 (1,354)   (2,226)

 Financing activities:
  Payments of long-term debt                            (500)     (500)
  Payments of cash dividends                            (977)     (940)
  Proceeds from exercise of stock options                159       158
  Payments for purchases of treasury stock            (2,031)     (739)
Net cash used in financing activities                 (3,349)   (2,021)

Net increase(decrease)in cash and cash equivalents     2,398    (3,544)

Cash and cash equivalents at beginning of period       1,643     5,122

Cash and cash equivalents at end of period           $ 4,041   $ 1,578

See accompanying notes to condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except amounts and par value per share)

Note 1:

In the opinion of management, the accompanying unaudited condensed consolidated financial statements included all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position at March 31, 1995 and June 30, 1995 and the results of operations and statements of cash flows for the nine months ended March 31, 1996 and March 31, 1995. The results are not necessarily indicative of those to be expected for the full fiscal year.

Note 2:  Interest and Other Income

                             For Nine Months      For Three Months
                                  Ended                 Ended
                                March  31             March 31
                             1996        1995       1996     1995

Dividends                  $    9      $   15    $    -    $    4
Interest on investments     1,097       1,154        347      394
Net gain (loss) on
   investments                 31         (17)       (25)      39
Miscellaneous other
   income                      70         127         16       73
                           $1,207      $1,279     $  338   $  510

Note 3:  Income per Common Share

Income per common share is determined based on the weighted average number of common and common equivalent shares outstanding (primary 5,277 and 5,575 fully diluted, 5,381 and 5,682 for the quarters ended March 31,1996 and March 31, 1995, respectively; primary 5,304 and 5,581 fully diluted, 5,410 and 5,686 for the nine months ended March 31, 1996 and March 31, 1995, respectively). Fully diluted income per share calculations also include the shares issuable upon conversion of preferred stock, if dilutive.

Note 4:  Redeemable Preferred Stock

The Company has 2,000,000 authorized shares of convertible
preferred stock with a par value of $2.50 per share.  The
stock is redeemable at the option of either the holder or
issuer at par.  Redeemable preferred stock outstanding at
March 31, 1996 and June 30, 1995 consists of the following:
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

Note 5:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the nine months ended March 31, 1996 and 1995 are as follows:

                              1996                 1995

          Interest          $  116               $  150
          Income taxes       3,569                3,152

Note 6:  Investments

Investments at March 31, 1996 and 1995 consist of U.S. Treasury, corporate debt and equity securities. The Company adopted the provision of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities as of July 1, 1994. Under Statement 115, the Company classifies its debt and marketable equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities are recorded at fair value. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost, adjusted for the amortization or accretion of premiums or discounts over the life of the related security.

At March 31, 1996, short-term investments consisted of $2,964 trading securities and $5,979 held-to-maturity securities.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At March 31, 1996 and June 30, 1995 cash and short-term investments totaled $13.0 million and $11.3 million and working capital was $51.8 million and $48.3 million, respectively. In addition, the Company had liquid long-term investments of $12.0 million at March 31, 1996 and $12.8 million at June 30, 1995.

The total of cash and cash equivalents, short-term and long-term investments was $25.0 million compared to $24.1 million at March 31, 1996 and June 30, 1995, respectively. The increase of $.9 million can be attributed to cash provided from operations, much of which was offset by the purchase of treasury stock, payment of a cash dividend and the scheduled payment of long-term debt.

The increase in receivables to $33.3 million at March 31, 1996 from $27.3 million at June 30, 1995 was mostly due to significantly higher sales during the quarter and month ended March 31, 1996 compared to the quarter and month ended June 30, 1995. In addition, the granting of extended payment terms for sales of some of our agricultural products to meet competition added to the higher receivable balance at March 31, 1996.

The combined total of accounts payable and accrued merchandise purchases of $14.7 million at March 31, 1996 is slightly higher than the $13.9 million at June 30, 1995. This higher balance and the variations in the two individual accounts can be attributed to the timing of payments for merchandise purchases.

RESULTS OF OPERATIONS:

Net sales increased by 16% and 12% during the nine and three months ended March 31, 1996 compared to the same periods last year. Higher sales of bulk pharmaceuticals, pharmaceutical intermediates and industrial chemicals accounted for the significant increases in both the nine and three month periods.

Although sales increases were significant, gross margins declined to 13.0% and 13.1% for the nine and three months ended March 31, 1996 compared to 14.5% and 15.0% for the same periods last year. Increased competition in many of our business areas accounted for most of the erosion in margins.

Selling, general and administrative expenses were modestly higher during both the nine and three month periods ended March 31, 1996 compared to the same periods last year.
There were no significant increases in any particular category of expense but somewhat higher compensation and legal costs in addition to an increase in selling expenses accounted for the overall higher level of expenses. The increases were partially offset by reductions in the cost of liability insurance and telecommunications.

Other income, which is predominantly interest on investments decreased to $1.2 million and $.3 million from $1.3 million and $.5 million for the nine and three months ended March 31, 1996 compared to March 31, 1995. Lower investment rates accounted for most of the decline in both periods although a decrease in commission income was also a contributing factor.

The effective tax rates for the three and nine month periods ranged from 38.6% to 39.0% and approximated the Company's traditional levels.

Item 1:  Legal Proceedings

On February 10, 1995, the U.S. Department of Justice sent a letter and a draft complaint to Pfaltz & Bauer, Inc., a wholly owned subsidiary of Aceto Corporation. This event was reported on Form 10-Q, Item 5. Other Information, for the quarter ended March 31, 1995. On February 23, 1996, the complaint was filed in the federal District Court in Connecticut, United States v. Pfaltz & Bauer, Inc., no. 396CV00305/PCD (D. Conn.). The complaint alleges that Pfaltz & Bauer had violated the Resource Conservation and Recovery Act (RCRA) with respect to the storage of certain hazardous wastes at Pfaltz & Bauer's Waterbury, Connecticut facility in 1991 - 1993, and seeks civil penalties. Pfaltz & Bauer believes that it has defenses to the allegations in the complaint and substantial arguments that would in the opinion of management, mitigate against the assessment of material penalties. Pfaltz & Bauer is negotiating with the government in an attempt to settle this matter.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ACETO CORPORATION

DATE    May 2, 1996             BY  (signed) / by Donald Horowitz
                                Donald Horowitz, Chief Financial Officer

DATE    May 2, 1996             BY  (signed) / by Arnold Frankel
                                Arnold Frankel, Chief Executive Officer