Form 10-K
period 1996-06-30
ACETO CORP
filed 1996-09-27
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                      ________________
                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1996
                    Commission file number 0-4217

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

 Title of each class              Name of each exchange
                                   on which registered
           None
___________________________________________________________
Securities registered pursuant to Section 12 (g) of the Act:

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

     Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the close of the
period covered by this report.   5,187,967

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of September 2, 1996 was $58,404,295.

     Documents incorporated by reference:  Registrant's
Proxy Statement for the annual meeting of Registrant's shareholders to be held on December 5, 1996. (See Part III herein).

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

    During the fiscal year ended June 30, 1996 approximately 55% of Registrant's purchases of chemicals came from Europe and approximately 30% from Asia.

     There were no significant changes in the kinds of products sold by Registrant or in the markets served or methods of distribution used by it.

     The chemical industry is highly competitive. Most of the chemicals that Registrant sells are in competition with the products of chemical manufacturers, including the largest chemical companies, who have substantially greater resources than Registrant. However, in Registrant's opinion, based on reports from its customers and suppliers, its competitive position is enhanced by the following: the chemical products that it offers are prime quality products, many produced by major chemical companies, some of whom are the largest chemical companies in Europe and Asia, which products are offered by Registrant at attractive and competitive prices. For the most part Registrant warehouses the inventories of the chemicals which it sells at public warehouses strategically located throughout the United States, and can therefore fill orders rapidly from inventory. Registrant has developed ready access to key purchasing, research and technical executives of both its customers and suppliers, and therefore one of its salient competitive strengths is its ability to obtain quick decisions, when necessary, because of such access. The technical support and services that Registrant provides to its customers is also a strength. Registrant does not consider itself to be a significant factor in the chemical industry taken as a whole.

     During fiscal year ended June 30, 1996, no single chemical product accounted for as much as 10% of Registrant's consolidated revenues; and no sales to any one customer accounted for as much as 10% of Registrant's sales. During the fiscal years ended June 30, 1995 and 1994, one bulk pharmaceutical chemical product accounted for 10% and 11% of Registrant's consolidated revenues, respectively; and sales of said product to Baker Norton Pharmaceuticals, Inc. accounted for 10% of Registrant's sales for each year.

     During fiscal years ended June 30, 1996, 1995 and 1994, one of Registrant's suppliers accounted for 25%, 20% and 19% of total purchases, respectively.

     Certain of the chemicals purchased by Registrant are supplied to it on an exclusive basis, including the aforementioned bulk pharmaceutical product. Based on its relationships with its vendors, Registrant believes its vendors will continue to supply such chemicals on an exclusive basis.

     Registrant holds no patents, trademarks, licenses, franchises or concessions which it considers to be material to its operations.

     Sales of certain of Registrant's chemicals are higher in the last six months of the fiscal year. For the most part, Registrant warehouses the products that it sells and fills orders from inventory. It, therefore, does not consider information concerning backlogs to be applicable.

     A subsidiary of Registrant markets certain agricultural chemicals and contracts for the manufacture of other agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Evironmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registants establish a task force to jointly undertake the testing effort. Registrant is presently a member of two such task force groups.
Registrant estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually; and are included in cost of sales.

     Liability under FIFRA would arise if Registrant failed to compensate the initial registrant for the cost of producing the necessary test data. Since Registrant markets no pesticide products which are not registered, and compensates initial registrants for the cost of producing test data, it believes it does not subject itself to contingent liabilities in such regard.

     Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment will have no material effect on the capital expenditures and competitive position of Registrant. During fiscal 1993 Registrant announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by Registrant to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1,500,000. At June 30, 1996 the balance of the current liability was $790,000. Registrant believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the consolidated financial position or consolidated cash flows of Registrant. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that Registrant's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, Registrant is not aware of any material environmental liabilities.

     At June 30, 1996, Registrant employed approximately 75 persons, none of whom were covered by a collective bargaining agreement.

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

     On June 19, 1996, Registrant sold the Waterbury,
Connecticut parcel it owned, along with the operation of its Pfaltz & Bauer, Inc. subsidiary. This parcel comprised six acres and contained a 65,000 square foot brick building.

Item 3.  Legal Proceedings.

     (None)

Item 4. Submission of Matters to a Vote of Security Holders.

     (None)

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters.

         The Registrant's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 1996               HIGH           LOW
First Quarter            14 3/8          13
Second Quarter           16 3/8          14 1/4
Third Quarter            17 1/2          15 1/4
Fourth Quarter           17 1/2          15

FISCAL 1995               HIGH           LOW
First Quarter            14 1/2          12 1/2
Second Quarter           13 3/8          12
Third Quarter            14 3/8          12 1/4
Fourth Quarter           14 1/4          13

*The above prices represent high and low prices for actual transactions.

A 10% stock dividend was paid in January 1996. The above prices have been adjusted for this dividend, as appropriate.

Cash dividends of $0.18 per common share were paid in January and June of the fiscal years ended June 30, 1996 and June 30, 1995.

As of September 1, 1996, there were approximately 800 holders of record of the Registrant's Common Stock.

Item 6.  Selected Financial Data

             (In thousands, except per share amounts)


Years Ended June 30     1996      1995      1994      1993     1992


Net sales           $183,163  $164,783  $149,847  $155,267  $146,654

Net income             7,154     7,756     6,994     1,899(1)  5,870

Net income per common   1.34      1.38     1.23       0.33(1)   1.05
 and common
equivalent
 share (2)

Total Assets          87,302    86,116   81,798     76,352    77,256

Working capital       50,907    48,289   43,606     41,998    38,270

Long-term debt         1,000     1,500    2,000      2,500     3,000

Redeemable preferred     750       821      821        821       957
  stock

Shareholders' equity  63,161    60,143   56,846     51,901     50,756

Number of common       5,188     5,324    5,506      5,526      5,435
 shares outstanding
  at year end (2)

Book value per common $12.17   $ 11.30  $ 10.32    $  9.39    $  9.34
  share (2)

Cash dividends        $0.36    $  0.36  $  0.32    $  0.28    $  0.28
 declared per
 common share

(1) Includes an after-tax charge of $4.8 million or $0.85(2) per share to cover plant shut-down costs.
(2)  Adjusted for all subsequent stock dividends, as appropriate.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

     Registrant's primary source of liquidity is cash provided from operating activities; $12.4 million in fiscal
1996 and $4.1 million in fiscal 1995. Cash and short-term investments totaled $16.0 million and $11.3 million and working capital was $50.9 million and $48.3 million at June
30, 1996 and 1995, respectively. In addition, Registrant's long-term investments totaled $12.7 million and $12.8 million for the same periods. These investments are highly liquid and can be used for working capital if needed.
Registrant has sufficient lines of credit available with banks, should any additional funds be required.

     Registrant's stock buyback program, which was extended through May 24, 1999, resulted in the repurchase of 171,000 shares for $2.6 million during fiscal 1996 and 211,000 shares for $3.1 million during fiscal 1995.

     In June 1996 Registrant ceased operations and sold certain assets of its subsidiary, Pfaltz & Bauer, Inc. This closure, along with the prior closings of the Registrant's two manufacturing facilities, has reduced the need for capital expenditures.

     The Registrant records environmental liabilities as a charge to operations at such time that the amount can be reasonably estimated. The provision for environmental remediation can be affected by various factors, such as the stage of site evaluation. The Company adjusts its accruals as new remediation information becomes available for which reasonable estimates can be made. At June 30, 1996, the Company's environmental accrual of $790,000 related to its closed manufacturing facility at the former Arsynco, Inc.
site. Registrant does not anticipate any significant environmental expenditures at any other site.

     Any funds required for additional stock buybacks, capital expenditures or environmental remediation will be funded by the aforementioned sources of liquidity.

RESULTS OF OPERATIONS.

     Net sales increased to $183.2 million or 11% in fiscal 1996, compared to the prior year. Most of the increase was due to higher sales of specialty chemical intermediates used in the manufacture of pharmaceuticals, dietary supplements and industrial chemicals. Although the volume of products sold was only slightly higher and selling prices of individual products were relatively stable, an increase in the sales of higher priced products led to the higher sales level. The increase in net sales to $164.8 million in fiscal 1995 compared to $149.8 million in fiscal 1994 can be attributed to stronger sales of dye intermediates, industrial chemicals and agricultural products. Fiscal 1994 included approximately $4.0 million of sales from Registrant's manufacturing facility which ceased operations during the early part of the year. Excluding these manufacturing sales, the increases from fiscal 1994 to fiscal 1995 were 13% in net sales and 24% in total volume. Once again, although selling prices remained relatively stable, the mix of products sold accounted for the difference in the sales and volume increases.

     Gross profit margins decreased to 13.0% in fiscal 1996, down from 15.1% in fiscal 1995 and 15.2% in fiscal 1994. Increased competition in many of our business areas accounted for most of the decline in fiscal 1996. In addition, sales of a marginally profitable agricultural herbicide were higher in fiscal 1996 compared to both fiscal 1995 and 1994 which contributed to the lower margin in fiscal 1996. Finally, demand for certain dye intermediate products slowed, creating lower prices and consequently lower margins on existing inventory.

     Selling, general and administrative expenses were 3% lower in fiscal 1996 compared to fiscal 1995. Several components increased, including compensation and selling expenses, but were partially offset by lower insurance and telecommunication costs. Also, fiscal 1995 included non-recurring costs of $400,000 relating to the preparation of Registrant's Pfaltz & Bauer subsidiary for sale. The increase in expenses by $1.5 million or 12% in fiscal 1995 compared to fiscal 1994 can be attributed to several factors. Compensation and related expenses were higher by $700,000 and the previously mentioned costs related to improvements in Registrant's Pfaltz & Bauer subsidiary totaled $400,000. In addition, fiscal 1994 expenses were reduced by a $600,000 insurance recovery for property claims incurred in fiscal 1992.

     Interest expense, which primarily relates to long-term debt, was $157,000, $196,000 and $245,000 in fiscal 1996,
1995 and 1994, respectively. The interest on long-term debt continues to decline as scheduled payments reduce the principal balance.

     Other income decreased to $1.5 million in fiscal 1996 compared to $1.8 million in fiscal 1995. Although other income is predominantly interest on investments, this component, due to slightly lower investment rates, accounted for only $80,000 of the decrease. A loss of $247,000 realized on the sale of certain assets of Registrant's subsidiary, Pfaltz & Bauer, Inc., was the major factor in the $300,000 decrease. The increase in fiscal 1995 to $1.8 million from $1.1 million in fiscal 1994 was the result of several factors. Fiscal 1994 included losses on sales of real estate and investments of $270,000. In addition, higher levels of cash available for investment for most of fiscal 1995, invested at higher rates, resulted in nearly a $400,000 increase in interest income. Finally, commission income increased by approximately $100,000 adding to the overall increase.

     The effective tax rates were 39.4%, 38.5% and 36.0% in fiscal 1996, 1995 and 1994, respectively. The rate in fiscal 1994 benefited from certain plant shut-down costs which were not entirely deductible for state tax purposes in fiscal 1993, but were available to offset fiscal 1994 state taxes. Fiscal 1996 and 1995 were not affected by any unusual tax circumstances and approximate Registrant's traditional effective tax rate.

IMPACT OF NEW
ACCOUNTING STANDARDS

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation," which must be adopted by Registrant in fiscal 1997. Registrant has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal 1997, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the statement.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

                      QUARTERLY FINANCIAL DATA (Unaudited)
                    (In thousands except per share amounts)

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1996 and 1995.

                                  Year ended June 30, 1996
                                         Quarter Ended

                       Sept.30,1995  Dec.31,1995  Mar.31,1996  June 30,1996

Net sales                  $40,389      $47,294       $52,218      $43,261
Gross profit                 4,760        6,595         6,853        5,666
Net income                   1,162        2,165         2,293        1,535
Net income per common and
  common equivalent share*    0.22         0.40          0.43         0.28

                                     Year ended June 30, 1995
                                          Quarter Ended

                       Sept.30,1994   Dec.31,1994  Mar.31,1995  June 30,1995

Net sales                  $36,043       $38,418     $46,509       $43,814
Gross profit                 4,649         5,900       6,964         7,321
Net income                   1,066         1,832       2,590         2,269
Net income per common and
  common equivalent share*    0.19          0.32        0.46          0.41

* Adjusted for all subsequent stock dividends, as appropriate.

Cost of sales during interim periods is determined by gross profit rates based upon the mix of products sold during each quarter.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                          PART III

Item 10.  Directors and Executive Officers of the Registrant

     Registrant's proxy statement relating to the annual meeting of the Registrant's shareholders to be held on December 5, 1996, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), is hereby incorporated by reference.

     Based solely on its review of the copies of such forms received by it, Registrant believes that during the fiscal year covered by this Form 10-K all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

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

     (b) No reports on Form 8-K were filed during the three months ended June 30, 1996.

     (c)  Exhibits

     3(i)      Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8
               ("S-8 2-70623")).

     3(ii) Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1986 ("1986 10-K")).

     3(iii) By-laws (incorporated by reference to Exhibit 3(ii) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1981).

     3(iii)(a) By-laws (incorporated by reference to Exhibit 1 to
               Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1991).

     3(iii)(b) By-laws as presently in effect.

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

     10(ii) Profit Sharing Plan, as amended and restated effective July 1, 1984 (incorporated by reference to Exhibit 10(ii) to 1986 10-K).

     10(ii)(a) Profit Sharing Plan, as amended and restated effective July 1, 1989 (incorporated by reference to Exhibit 10(iii)(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

     10(iv)    Excess Benefit Plan, effective June 30, 1985
               (incorporated by reference to Exhibit 10(iv) to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

     10(iv)(a) Supplemental Executive Retirement Plan, effective June 30, 1985, as amended and restated, effective July 1, 1992 (incorporated by reference to Exhibit 10(iv)(a) to Registrant's
               Annual Report on Form 10-K for the fiscal year ended June 30, 1993 ("1993 10-K")).

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

     10(vii) Arsynco, Inc. Severance Plan for employees not covered by the Collective Bargaining Agreement dated January 1993 (incorporated by reference to Exhibit 10(vii) to 1993 10-K).

     10(viii)  Consulting agreement dated July 1, 1996
               between Registrant and Robert E. Parsont.

     21 Subsidiaries of Registrant (incorporated by reference to Exhibit 21 to 1993 10-K).

     24        Consent of KPMG Peat Marwick LLP.

Exhibit 3(iii)(b)

                BY-LAWS OF ACETO CORPORATION
                          ARTICLE I
                   MEETING OF SHAREHOLDERS

     Sec. 1.   ANNUAL MEETINGS.  Meetings of shareholders
shall be held at the principal office of the Corporation, or at such place within or without the State of New York as the Board of Directors shall authorize. The Annual Meeting of the Shareholders shall be held within six (6) months from the date of the close of the Corporation's fiscal year, at such place and time as the Board of Directors shall authorize. The meeting shall be for purpose of electing officers and for the transaction of such business as may be brought before it. Notice of such meeting shall be given by the Secretary as required by law; by serving personally or mailing not less than ten (10) days and not more than fifty
(50) days previous to such meeting, postage prepaid, a copy of such notice, addressed to each shareholder entitled to vote at such meeting. Any and all notices of such meeting may be waived by any shareholder by written waiver or by attendance thereat, whether in person, or by proxy.

     Sec. 2.   SPECIAL MEETINGS.  Special meetings of the
shareholders may be called by the Board of Directors or by the President, and shall be called by the Chairman of the Board, the President or the Secretary at the request in writing of a majority of the Board of Directors or at the request in writing by shareholders owning a majority in amount of the shares issued and outstanding. Such request shall state the purposes of the proposed meeting. Business transacted at a Special meeting shall be confined to the purposes stated in the notice.

     Sec. 3.   NOTICE OF MEETING OF SHAREHOLDERS.  Written
notice of the time, place, purpose or purposes of every meeting of shareholders shall be given not less than ten
(10) nor more than sixty (60) days before the date of the meeting, either personally or by mail to each shareholder of record entitled to vote at the meeting.

     When a meeting is adjourned to another time or place, it shall not be necessary to give notice of the adjourned meeting if the time and place to which the meeting is adjourned are announced at the meeting at which the adjournment is taken, and at the adjourned meeting only such business is transacted as might have been transacted at the original meeting. However, if after the adjournment the Board of Directors fixes a new record date for the adjourned meeting, a notice of the adjourned meeting shall be given to each shareholder of record on the new record date entitled to notice.

     Sec. 4. FIXING THE RECORD DATE. For the purpose of determining the shareholders entitled to notice or to vote in any meeting of shareholders, or at any adjournment thereof, or for the purpose of determining shareholders entitled to receive payment of any dividend, or the allotment of any right, or for the purpose of any other action, the Board shall fix, in advance, a date as the record date for such determination of shareholders. Such date shall not be more than sixty (60) nor less than ten
(10) days before the date of such meeting nor more than sixty (60) days prior to any other action.

     Sec. 5. VOTING LIST. The officer or agent having charge of the stock transfer books for shares of the Corporation shall make and certify a complete list of the shareholders entitled to vote at a shareholders' meeting or any adjournment thereof.

     Such list shall (i) be produced at the time and place of the meeting, (ii) be subject to the inspection of any shareholder during the whole time of the meeting, and (iii) be prima facia evidence as who are the shareholders entitled to examine such list or to vote at any meeting.

     Sec. 6. PROXIES. Every shareholder entitled to vote at a meeting of shareholders may authorize another person or persons to act for such shareholder by proxy. Every proxy shall be revocable at the pleasure of the shareholder executing it, providing that the shareholder shall file written notice of such revocation with the Secretary of the meeting prior to the vote of such proxy.

     Sec. 7. QUORUM. At any meeting of the shareholders, the holders of one-third of the shares entitled to vote thereat shall constitute a quorum for the transaction of any business, provided that when a specified item or business is required to be voted on by a class or series, voting as a class, the holders of one-third of the shares of such class or series shall constitute a quorum for the transaction of such specified item of business. When a quorum is once present to organize a meeting, it is not thereby broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

     Sec. 8. SELECTION OF INSPECTORS. (a) The person presiding at a shareholders' meeting may, and on the request of any shareholder entitled to vote thereat, shall appoint one or more inspectors to act at the meeting or any adjournment thereof.

     (b) The requirement for inspectors at any shareholders' meeting is waived unless compliance therewith is requested by a shareholder entitled to vote at such meeting.

     (c) Each inspector before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting.

     (d) No person shall be elected a Director at a meeting at which he or she has served as an inspector.

     Sec. 9. DUTIES OF INSPECTORS. The inspectors shall determine the number of shares outstanding; the shares represented at the meeting; the existence of a quorum; the validity and effect of proxies; and shall receive votes or consents; hear and determine all challenges and questions arising with the right to vote; count and tabulate all votes or consents; determine the result; and do such acts as are proper to conduct the election or vote with fairness to all shareholders.

     Sec. 10. ELECTION OF DIRECTORS. Directors shall be elected by a plurality of the votes cast at an election, votes for Directors shall be non-cumulative.

     Sec. 11. ORDER OF BUSINESS. The order of business at all meetings of shareholders shall be as follows:

     1.   Roll Call.
     2.   Proof of notice of meeting or waiver of notice.
     3.   Designation of inspectors.
     4. Reading of minutes of preceding meetings, unless such reading is waived by the votes of a majority of shareholders present at the meeting.
     5.   Reports of officers.
     6.   Election of directors.
     7.   Unfinished business.
     8.   New business.

                         ARTICLE II

                         DIRECTORS

     Sec. 1. NUMBER. The affairs and business of this Corporation shall be managed by a Board of nine (9) directors, unless and until otherwise determined by vote of a majority of the entire Board of Directors. The number of Directors shall not be less than three (3). Directors need not be shareholders.

     Sec. 2. HOW ELECTED. At the annual meeting the persons duly elected by the votes cast at the election held thereat shall become Directors for the ensuing year.

     Sec. 3. TERM OF OFFICE. The term of office of each of the Directors shall be one year, and thereafter until his successor has been elected.

     Sec. 4. DUTIES OF DIRECTORS. The Board of Directors shall have control and general management of the affairs and business of the Corporation. Such Directors shall in all cases act as a Board, regularly convened, by a majority and they may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation, as they may deem proper, not inconsistent with these By-Laws and the Laws of the State of New York. The Board of Directors, by resolution adopted by a majority of the entire Board, may from time to time designate from among its members and Executive Committee and such other committees, and alternate members thereof, as they deem desirable, each consisting of three or more members, with such powers and authority (to the extent permitted by law) as may be provided in much resolution. Each such committee shall serve all the pleasure of the Board.

     Sec. 5. DIRECTORS' MEETINGS. Regular meetings of the Board of Directors shall be held immediately following the annual meeting of the stockholders, and at such other times as the Board of Directors may determine. Special meetings of the Board of Directors may be called by the Chairman of the Board or the President at any time, and shall be called by the Chairman of the Board, the President or the Secretary upon the written request of 2 Directors.

     Sec. 6. NOTICE OF MEETINGS. Notice of meetings, other than the regular annual meeting shall be given by service upon each Director in person or by mailing to him or her at his or her last known Post Office address, at least 10 days before the date therein designated for such meeting, including the day of mailing, or a written or printed notice thereof specifying the time and place of such meeting, and the business to be brought before the meeting and no business other than that specified in such notice shall be transacted at any special meeting. At any meeting at which every member of the Board of Directors shall be present, although held without notice, any business may be transacted which might have been transacted if the meeting had been duly called.

     Sec. 7. QUORUM. At any meeting of the Board of Directors, a majority of the Board shall constitute a quorum for the transaction of business; but in the event of a quorum not being present, a less number may adjourn the meeting to some future time, not more than 30 days later.

     Sec. 8. VOTING. At all meetings of the Board of Directors, each Director is to have one vote, irrespective of the number of shares of stock that he or she may hold.

     Sec. 9. VACANCIES. Whenever a vacancy shall occur in the Board of Directors by death, resignation, removal or otherwise, the same shall be filled without undue delay by a majority vote by ballot of the remaining members of the Board at a Special Meeting which shall be called for that purpose. Such election shall be held within sixty days after the occurrence of such vacancy. The person so chosen shall hold office until the next annual meeting or until his or her successor shall have been chosen at a special meeting of the stockholders.

     Sec. 10. REMOVAL OF DIRECTORS. Any one of more of the Directors may be removed either with or without cause, at any time by a vote of the stockholders holding 51% of the stock, at any special meeting called for the purpose, or at the annual meeting.

     Sec. 11. DIRECTOR ACTION BY CONFERENCE TELEPHONE. Any one or more members of the Board of Directors or of any Committee of the Board of Directors may participate in a meeting of such Board or Committee by means of a conference telephone or similar equipment which allows all persons participating in the meeting to hear each other at the same time. Participation by such means shall constitute presence in person at such a meeting.

     Sec. 12. INDEMNIFICATION OF DIRECTORS AND OFFICERS. The Corporation shall indemnify any person, made a party to an action by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she, his or her testator or intestate, is or was a director, officer, or employee of the Corporation, against the reasonable expenses, including attorneys' fees, actually and necessarily incurred by him or her in connection with the defense of such action, or in connection with an appeal therein, except in relation to matters as to which such director, officer, or employee is adjudged to have breached his or her duty to the Corporation. The Corporation shall indemnify any person, made, or threatened to be made, a party to an action or proceeding other than one by or in the right of the Corporation to procure a judgment in its favor, whether civil or criminal, including an action by or in the right of any other corporation of any type or kind, domestic or foreign, which any director, officer, or employee of the Corporation served in any capacity at the request of the Corporation, by reason of the fact that he or she, his or her testator or intestate, was a director, officer, or employee of the Corporation, or served such other Corporation in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such director, officer, or employee acted, in good faith, for a purpose which he or she reasonably believed to be in the best interests of the Corporation and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his or her conduct was unlawful. The foregoing right of indemnification shall not be exclusive of other rights to which he or she may be entitled.

The Corporation is empowered to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director of another corporation against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not the Corporation would have the power to indemnify him or her against such liability under the provisions of section 722 and 717 of the Business Corporation Law.

                         ARTICLE III

                           OFFICERS

     Sec. 1.  NUMBER OF OFFICERS.  The Officers of the
Corporation shall be a Chairman of the Board, a Chief
Executive Officer, a Vice Chairman, a President, a First
Vice-President, one or more Vice Presidents, a Treasurer, and a Secretary, and any Officer may hold more than one office, except the same person may not hold the offices of President and Secretary.

     The Board of Directors may appoint such other officers, agents and employees as in their sole discretion they shall deem advisable, who shall be subject to recall at all times by a majority vote of the Board of Directors.

     Sec. 2.  ELECTION OF OFFICERS.  The Officers of the
Corporation shall be elected annually by the Board of Directors at its meeting held immediately after the annual meeting of shareholders and shall hold office for one year and until their successors have been duly elected and qualified.

     Sec. 3. REMOVAL OF OFFICERS. Any officer elected by the Board of Directors may be removed, with or without cause, and a successor elected, by vote of the Board of Directors, regularly convened at a regular or special meeting.

     Sec. 4.  CHAIRMAN OF THE BOARD.  The Chairman of the
Board shall, if present, preside at all meetings of the Board of Directors and at all meetings of shareholders.

     Sec. 5.  CHIEF EXECUTIVE OFFICER.  The Chief Executive
Officer shall have general charge of the business, affairs and property of the Corporation, and shall have general supervision of its officers and agents. He may do and perform all acts incident to the office of Chief Executive
Officer of the Corporation.

     Sec. 6. VICE CHAIRMAN. The Vice Chairman shall in the absence or inability to act of the Chairman of the Board, if present, preside at all meetings of shareholders and at all meetings of the Board of Directors.

     Sec. 7. PRESIDENT. The President shall be the Chief Operating Officer of the Corporation and shall have general charge of the operations thereof, subject to the direction of the Board of Directors, and shall have general supervision over its operating officers and agents. He shall, if present, preside at all meetings of the Board of Directors or shareholders in the absence of the Chairman of the Board and Vice Chairman. He may do and perform all acts incident to the office of President. In the absence or inability of the Chief Executive Officer to act, the President shall perform the duties and exercise the powers of the Chief Executive Officer.

     Sec. 8. VICE-PRESIDENTS. In the absence of or inability of the President to act, the First Vice-President, and if there by no First Vice President, any Vice President designated by the Board shall perform the duties and exercise the powers of the President and shall perform such other functions as the Board of Directors may from time to time designate.

     Sec. 9. SECRETARY. The Secretary shall: a) Keep the minutes of the meetings of the Board of Directors and of the shareholders in appropriate books; b) Give and serve all notice of all meetings of the Corporation; c) Be custodian of the records and of the seal of the Corporation and affix the latter to such instruments or documents as may be authorized by the Board of Directors; d) Do and perform all other duties incident to the office of Secretary.

     Sec. 10. TREASURER. The Treasurer shall: a) Have the care and custody of and be responsible for all of the funds and securities of the Corporation and deposit of funds in the name and to the credit of the Corporation in such banks and safe deposit vaults as the Directors may designate; b) Exhibit at all reasonable times his books and accounts to any Director or shareholder of the Corporation upon application at the office of the Corporation during business hours; c) Render a statement of the condition of the finances of the Corporation at each stated meeting of the Board of Directors if called upon to do so. He shall keep at the office of the Corporation correct books of account as the Board of Directors may require. He shall do and perform all other duties incident to the office of Treasurer.

     Sec. 11. DUTIES OF OFFICERS MAY BE DELEGATED. In the case of the absence of any officer of the Corporation, or for any reason the Board or Chief Executive Officer may deem sufficient, the Board or Chief Executive Officer may, except as otherwise provided in these By-Laws, delegate the powers or duties of such officers to any other officer or any Director for the time being.

     Sec. 12. VACANCIES - HOW FILLED. Should any vacancy in any office occur by death, resignation, inability of an officer to act, or otherwise, the same shall be filled, without undue delay, by the Board of Directors at its next annual meeting, or at a special meeting called for that purpose.

     Sec. 13. COMPENSATION OF OFFICERS. The Officers shall receive such salary or compensation as may from time to time be fixed and determined by the Board of Directors. Any Officer may, with the concurrence of the Board of Directors, work less than full time, or serve as a consultant to the Corporation, upon such terms and such salaries, other compensation or consultant's fees as may from time to time be fixed and determined by the Board of Directors.

                         ARTICLE IV

     Sec. 1. SEAL. The seal of the Corporation shall be circular in form and bear the name of the Corporation, and the words "Seal 1947 New York". The Seal may be used by causing it to be impressed directly on the instrument or writing to be sealed, or upon adhesive substance affixed thereto. The seal on the certificates for shares or on any corporate obligation for the payment of money may be a facsimile, engraved or printed.

                         ARTICLE V

                   CERTIFICATE OF STOCK

     Sec. 1.  ISSUE OF CERTIFICATES REPRESENTING SHARES.
The Corporation shall cause to be issued to each shareholder one or more certificates, under the seal of the Corporation, signed by the Chairman of the Board, (or President) and the Treasurer (or Secretary) certifying the number of shares owned by such shareholder in the Corporation.

     Sec. 2. TRANSFER OF STOCK. (a) Transfer of shares of the Corporation shall be made on the share records of the corporation only by the holder of record thereof, in person or by duly authorized attorney, upon surrender for cancellation of the certificate or certificates representing such shares, with an assignment or power of transfer endorsed thereon or delivered therewith, duly executed, with such proof of the authenticity of the signature and of authority to transfer and of payment of transfer taxes as the Corporation or its agents may require.

     (b) The Corporation shall be entitled to treat the holder of record of any share or shares as the absolute owner thereof for all purposes and, accordingly, shall not be bound to recognize any legal, equitable or other claim to, or interest in, such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise expressly provided by law.

                         ARTICLE VI

                          DIVIDENDS

     Sec. 1. WHEN DECLARED. The Board of Directors shall by vote declare dividends from the surplus profits of the Corporation whenever, in their opinion, the condition of the Corporation's affairs will render it expedient for such dividends to be declared.

                         ARTICLE VII

                       BILLS, NOTES, ETC.

     Sec. 1. HOW MADE. All bills payable, notes, checks or other negotiable instruments of the Corporation shall be made in the name of the Corporation, and shall be signed by such officer or officers as the Board of Directors shall from time to time direct. No officer or agent of the Corporation, either singly or jointly with others, shall have the power to make any bill payable, note, check, draft or warrant or other negotiable instrument, or endorse the same in the name of the Corporation, or contract or cause to be contracted any debt or liability in the name or in behalf of the Corporation, except as herein expressly prescribed and provided.

                         ARTICLE VIII

                          AMENDMENTS

     Sec. 1. HOW AMENDED. These By-Laws may be amended, altered or added to by the vote of the Board of Directors of this Corporation at any regular meeting of said Board, or at a special meeting of Directors called for that purpose provided a quorum of the Directors is present at such regular or special meeting. These By-Laws, and any amendments thereto and new By-Laws added by the Directors may be amended, altered or replaced by the stockholders at any annual or special meeting of the stockholders. Whenever any provision of these By-Laws or any amendment thereto shall conflict with a provision in the Certificate of Incorporation (and amendment thereto then in effect), the applicable provisions in such certificate (so amended) shall prevail and control.

Exhibit 10(viii)

                    CONSULTING AGREEMENT

                AGREEMENT DATED AS OF 7/1/96
         BETWEEN ACETO CORP, A NEW YORK CORPORATION
  (THE "COMPANY") AND ROBERT E. PARSONT (THE "CONSULTANT")

Whereas, Mr. Parsont retired from his position as President of the Company on June 30, 1996; and

Whereas, the Company desires to retain his services as Consultant, as an independent contractor and adviser to the Company, and Consultant is willing to act in such capacity, on the terms and conditions set forth herein:

Now therefore, in consideration of the promises and of the mutual agreements set forth herein, the parties hereto agree as follows:

1.   Retention of Consultant.  the Company hereby engages
Consultant, and Consultant hereby accepts such engagement for a period of eighteen (18) months commencing on the date hereof (the "Consulting Term"), subject to extension by the written agreement of the parties as set forth in Section 8 below.

2. Services. (a) During the Consulting Term Consultant shall render consulting and advisory services to the senior executives of the Company.

     (i) Consultant shall make himself available to the Company for his services for up to 60 business days (as hereinafter defined) during the Consulting Term at the facilities of Aceto located at the principal offices of the Company in Lake Success, NY or at such other locations as the Company and Consultant may so agree.

     For the purposes hereof the term business day shall mean a weekday during the business hours of 9am to 5pm or any part thereof.

     (ii) The Company may also utilize Consultant's services by telephone and/or fax. Such time expended by Consultant shall be recorded in a log and submitted to the Company within 5 days after the end of each month, or as soon thereafter as Consultant's personal travel schedule permits. Such time will be credited to Consultant's service obligation to Company, using a formula where 8 such hours shall be the equivalent of one business day.

     (iii) Consultant agrees to remain on the Aceto Board of Directors, if elected, and serve as its Vice-Chairman, if elected, for the entire Consulting Term. Consultant fully intends to attend all Board meetings during the Consulting Term, subject only to the provisions of (b) below.

     (b) The Company will give due consideration to the convenience of Consultant in respect of the times and places at which the Company shall request the performance of Consultant's services hereunder. The failure or inability of Consultant, by reason of temporary illness, reasonable vacation time or other cause beyond his control, to respond to any request made by the Company for his consulting services hereunder shall not be deemed to constitute a default on his part in the performance of his obligation to render such services.

     (c) Consultant shall perform advisory and consulting services hereunder as an independent contractor, and not as an employee, of the Company.

3. Consultant Fee. (a) As compensation for Consultant's services specified above, the Company shall pay to consultant a fee of $192,600, in installments of $10,700 for each month for 18 months during the term of this Agreement. The fee payable hereunder shall be paid on the 15th of each month, whether or not the services of Consultant shall have been rendered during that month. So long as Consultant shall be willing and able to render his services for the Consulting Term in accordance with the provisions of this Agreement, the Company shall be required to pay Consultant.

     (b) In the event that Consultant renders service for more than 60 business days, as defined in sections 2(a)(i) and 2(a)(ii) above, Company shall pay Consultant an additional fee at the rate of $3,000 per day. Such fees shall be paid within 5 business days following the end of the month in which Consultant shall have rendered such additional services.

     (c) As a member of the Board of Directors who is not an employee of the Company, the Company will pay Consultant the fee it deems appropriate for service on the Board by an outside Director. As of this date, such fee is $7,500.

4. Expense reimbursement. The Company will promptly reimburse Consultant for all his travel expenses incurred in connection with his services rendered pursuant to Sections 2(a)(1), 2(a)(ii) and 2(a)(iii) hereof and shall reimburse Consultant for all other travel and other reasonable expenses or disbursements incurred in rendering his consulting services hereunder. For such purposes, Consultant shall submit to the Company reports of such expenses or disbursements. However, no reimbursement will be paid for travel to the Company's offices, or facilities in the Metropolitan NY-NJ area, if the Consultant resides within 50 miles of the Company's office.

5. Confidentiality. The Consultant covenants and agrees with the Company that he will not at any time, except in the performance of his obligations to the Company hereunder or with the prior written consent of the Company, directly or indirectly, disclose any Confidential Information that he has obtained or may obtain by reason of his past or present association with the Company or any of its subsidiaries and affiliates. The term "Confidential Information" means any information concerning or referring in any way to the business of the Company disclosed to or acquired by the Consultant through or as a consequence of the Consultant's past or present association with the company. For purposes of this Agreement, Confidential Information consists of information proprietary to the Company which is not generally known to the public and which in the ordinary course of business is maintained by the Company as confidential. By way of example and without limitation, Confidential Information consists of trade secrets, patents, inventions, copyrights, techniques, designs, and other technical information in any way concerning or referring to scientific, technical or mechanical aspects of the Company's products, concepts, processes, machines, engineering, research and development. Confidential Information also includes, without limitation, information in any way concerning or referring to the Company's business methods, business plans, forecasts and projections, operations, organizational structure, finances, customers, pricing, costing, marketing, purchasing, merchandising, employees or their compensation, data processing, and all other information designated by the Company as "confidential".

6. Non-Competition. The Consultant agrees that during the term of this Agreement and for a period of two years thereafter, the Consultant shall not: (i) conspire, plan or otherwise agree to organize or develop any business or entity that directly or indirectly competes with the Company; (ii) directly or indirectly organize, own, manage, operate or control any entity in direct or indirect competition with the Company, provided, however, that ownership by the Consultant of not more than 2% of the outstanding stock of an entity in direct or indirect competition with the Company shall not violate this clause;

(iii) divert or attempt to divert any business enjoyed or solicited by the Company during the term of this Agreement;
(iv) solicit or attempt to solicit, directly or indirectly, any of the Company's employees for any competitive service or business; (v) seek or accept any employment or other work with any company or other entity which competes with the Company.

7. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally or sent by registered mail, postage prepaid, if to the Company to Aceto Corporation, One Hollow Lane, Suite 201, Lake Success, New York 11042, Attention:
Arnold Frankel, Chairman, and if to Consultant, to Robert E. Parsont, 6 Easthaven Lane, White Plains, New York 10605, or to such other address as any party shall specify to the other party in writing.

8. Termination. a) Death. In the event of the death of Consultant during the Consulting Term, this Agreement shall terminate as of the date of his death, without further liability of any party, except in respect of liabilities incurred or accrued up to and including the date of such termination.

     b) Permanent Disability. In the event the Consultant becomes physically or mentally disabled so that he is unable to render the services required by this Agreement for a period of six consecutive months, or for shorter periods aggregating six months during any twelve month period, the Company may at any time after the last day of the six consecutive months of disability, or the day on which shorter periods of disability equal an aggregate of six months, terminate this Agreement by written notice to the Consultant. Thereafter, there shall be no further liability of any party, except in respect of liabilities incurred or accrued up to an including the date of termination. The Consultant will use his best efforts to cooperate with any physician engaged by the Company to determine whether or not a Permanent Disability exists.

     c) Cause. The Company may terminte this Agreement for "cause" by written notice to the Consultant. Thereafter, there shall be no further liability of any party, except in respect of liabilities incurred or accrued up to and including the date of termination. Cause shall include, without limitation, intentional misconduct, dishonesty and commission of a crime involving moral turpitude.

9. Arbitration. Any dispute over the interpretation, application or claimed violation of any term or provision of this agreement may be submitted to arbitration upon the written request of either party delivered to the other party within ten (10) days of the date that the party seeking arbitration knew or reasonably should have known of the existence of the dispute. The arbitrator shall be selected and the hearing shall be conducted under the auspices of and pursuant to the rules of the American Arbitration Association.

10. Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York.

11. Assignment. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their personal representatives, successors and assigns; provided, however, that this Agreement shall not be assignable by either party without the prior written consent of the other party.

12. Severability. If a court of competent jurisdiction determines that any term or provision hereof is invalid or unenforceable: (i) the remaining terms and provisions hereof shall be unimpaired; and (ii) such court shall have the authority to replace such invalid or unenforceable term or provision with a term or provision that is valid and enforceable and that comes closest to expressing the intention of the invalid or unenforceable term or provision.

13. Entire Agreement. This Agreement, contains the entire agreement among the parties hereto with respect to the matters set forth herein and therein, and supersedes and revokes all prior oral or written agreements and understandings with respect thereto. This Agreement may be amended or terminated, and the terms and conditions hereof may be waived, only by a written instrument signed by the parties hereto.

                              ACETO CORPORATION

                              BY /s/ Arnold Frankel
                                 Arnold Frankel, Chairman,
                                 Board of Directors

                              CONSULTANT

                                 /s/ Robert E. Parsont
                                 Robert E. Parsont

Exhibit 24

                Independent Auditors' Consent

The Board of Directors
Aceto Corporation:


We consent to incorporation by reference in the Registration Statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 15, 1996, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows and related financial statement schedule II for each of the years in the three-year period ended June 30, 1996, which report appears in the June 30, 1996 annual report on Form 10-K of Aceto Corporation.

                                   KPMG PEAT MARWICK LLP

Jericho, New York
September 26, 1996

                         SIGNATURES

Pursuant to the requirements of Section 13 or 5 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION
(Registrant)

By   /s/Arnold J. Frankel                /s/Donald Horowitz
     Arnold J. Frankel                   Donald Horowitz
     Chairman of the Board               Secretary/Treasurer
   (Chief Executive Officer)          (Chief Financial Officer)

Date:   September 26, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures                    Title                    Date

/s/Arnold J. Frankel       Chairman of the Board       9-26-96
Arnold J. Frankel             and Director
                         (Chief Executive Officer)

/s/Robert E. Parsont     Vice Chairman of the Board    9-26-96
Robert E. Parsont             and Director

/s/Leonard S. Schwartz    President and Director       9-26-96
Leonard S. Schwartz      (Chief Operating Officer)

/s/Donald Horowitz         Secretary/Treasurer         9-26-96
Donald Horowitz            and Director
                         (Chief Financial Officer)

/s/Anthony Baldi         Director                      9-26-96
Anthony Baldi

/s/Thomas Brunner        Director                      9-26-96
Thomas Brunner

/s/Samuel I. Hendler     Director                      9-26-96
Samuel I. Hendler

             ACETO CORPORATION AND SUBSIDIARIES

         Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated financial statements:
     Consolidated balance sheets as of June 30, 1996 and 1995 Consolidated statements of income for the years ended
       June 30, 1996, 1995 and 1994
     Consolidated statements of shareholders' equity for the
       years ended June 30, 1996, 1995 and 1994
     Consolidated statements of cash flows for the years
       ended June 30, 1996, 1995 and 1994
     Notes to consolidated financial statements

Schedules:
     II - Valuation and qualifying accounts

     All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                Independent Auditors' Report

The Board of Directors
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of the Aceto Corporation and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1996. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                   KPMG PEAT MARWICK LLP

Jericho, New York
August 15, 1996

Aceto Corporation and Subsidiaries
Consolidated Balance Sheets
Years ended June 30, 1996 and 1995

Assets                                             1996         1995
                                                    (In thousands)

Current assets:
     Cash and cash equivalents                    $ 5,380     $ 1,644
     Short-term investments                        10,595       9,669
     Receivables:
       Trade, less allowance for doubtful
        accounts 1996,$207; 1995,$204              24,739      26,092
       Other                                          590       1,161
                                                   25,329      27,253

     Inventories                                   30,156      30,963
     Prepaid expenses                                 104         227
     Deferred income tax benefit (note 3)           1,125       1,542
     Property held for sale                           595         619

          Total current assets                     73,284      71,917

Long-term investments                              12,737      12,813
Long-term notes receivable (note 9)                   790         188
Property and equipment, at cost:
     Land                                              -          140
     Buildings and building improvements               -          886
     Equipment                                      1,346       1,587
                                                    1,346       2,613

     Less accumulated depreciation and
       amortization                                 1,046       1,606
                                                      300       1,007

Other assets                                          191         191

Total Assets                                      $87,302     $86,116

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Balance Sheets
Years ended June 30, 1996 and 1995

Liabilities and Shareholders' Equity               1996        1995
                                          (In thousands except par value)
Current liabilities:
  Drafts and acceptances payable                 $ 1,002       $   929
  Current installments on long-term debt (note 2)    250           250
  Accounts payable                                 3,047         2,580
  Accrued merchandise purchases                   11,202        11,355
  Accrued compensation                             3,330         3,593
  Environmental liabilities (note 8)                 790           985
  Other accrued expenses                           2,055         2,255
  Income taxes payable                               701         1,681
     Total current liabilities                    22,377        23,628

Long-term debt, excluding current
     installments (note 2)                         1,000         1,500
Deferred income taxes (note 3)                        14            24
Redeemable preferred stock (note 4)                  750           821

Commitments and contingencies (note 11)

Shareholders' equity (notes 4 and 6):
  Common stock, $.01 par value per share;
     Authorized 10,000 shares;
       issued: 1996,6,001; 1995,5,530                 60           55
       outstanding: 1996,5,188; 1995,4,840
  Capital in excess of par value                  57,387       50,168
  Retained earnings                               16,646       18,747
                                                  74,093       68,970
  Less:
    Cost of common shares held in treasury;
       1996,813 shares; 1995,690 shares           10,932        8,827

       Total shareholders' equity                 63,161       60,143

Total Liabilities and Shareholders' Equity       $87,302      $86,116

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements Of Income
Years ended June 30, 1996, 1995 and 1994

                                     1996          1995          1994
                             (In thousands except per share amounts)

Net sales                         $183,163      $164,783      $149,847
Cost of sales                      159,289       139,949       127,026
     Gross profit                   23,874        24,834        22,821

Selling, general and
  administrative expenses           13,430        13,847        12,323
Provision for plant shut-down
  costs (note 8)                        -             -            395

     Operating profit               10,444        10,987        10,103

Other income (deductions):
  Interest expense                    (157)         (196)         (245)
  Interest and other
     income (note 7)                 1,522         1,824         1,077
                                     1,365         1,628           832
  Income before income taxes        11,809        12,615        10,935

Income taxes (note 3):
  Federal:
    Current                          3,603         4,016         2,601
    Deferred                           346            89           894
  State and local:
    Current                            644           738           446
    Deferred                            62            16            -
                                     4,655         4,859         3,941

Net Income                         $ 7,154       $ 7,756       $ 6,994

Net income per common and
   common equivalent share:        $  1.34       $  1.38       $  1.23

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years ended June 30, 1996, 1995 and 1994
                                                 1996      1995      1994
                                                       (In thousands)
Operating activities:
 Net income                                     $7,154   $7,756    $6,994
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation and amortization                 265      299       315
     Write-down of property and equipment
      to net realizable value                      --       --        161
     Loss on sale of assets                        257      --        145
     Stock distribution to employees                 3         1       12
     Effect of market value over original
           option price for options exercised      144      272       140
     Increase (decrease) in allowance for
      doubtful accounts                              3       28       (10)
     Decrease in deferred income taxes             407      104       894
     Changes in operating assets and liabilities:
     Decrease in investments-trading securities  2,965    1,044        -
      Decrease (increase) in trade
         accounts receivable                     1,350   (2,540)   (3,588)
      Decrease (increase) in other receivables     576     (406)      131
      Decrease (increase) in inventories           367   (4,350)     (763)
      Decrease (increase) in prepaid expenses      123      321      (393)
     Decrease (increase) in notes receivable        28       25      (213)
     Increase (decrease) in drafts &
          acceptances payable                       73     (421)      714
      Increase (decrease) in accounts payable      467     (231)      746
      Increase (decrease) in accrued
          merchandise purchases                   (153)   2,510       982
      Increase (decrease)in accrued compensation  (263)     270       (91)
      Decrease in accrued plant shut-down costs   (195)    (685)   (1,175)
      Increase (decrease) in other accrued
         expenses                                 (200)     222      (991)
      Increase (decrease) in income taxes payable (980)    (138)      800
Net cash provided by operating activities       12,391    4,081     4,810

Investing activities:
  Purchases of investments - held-to-maturity   (7,653)  (7,083)  (65,220)
  Proceeds from investments - held-to-maturity   3,838    4,968    62,435
  Purchases of equipment                           (77)    (212)     (119)
  Proceeds from sale of equipment                   92       --       301
Net cash used in investing activities           (3,800)  (2,327)   (2,603)

Financing activities:
  Payments of long-term debt                      (500)    (500)     (500)
  Payments of cash dividends                    (1,948)  (1,851)   (1,682)
  Proceeds from exercise of stock options          223      258       274
  Payments for purchases of treasury stock      (2,630)  (3,139)     (793)
Net cash used in financing activities           (4,855)  (5,232)   (2,701)
Net increase (decrease) in cash and
      cash equivalents                           3,736   (3,478)     (494)
Cash and cash equivalents at beginning of year   1,644    5,122     5,616

Cash and cash equivalents at end of year        $5,380   $1,644    $5,122

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)
                                     Capital in           Common Stock
                      Common Stock   Excess of   Retained   Held in
                        Issued       Par Value   Earnings   Treasury  Total
Balance at June 30, 1993  $55        $50,188     $ 7,530   $(5,872)  $51,901
Net income                 -            -          6,994      -        6,994
Stock distribution to
 employees (750 shares)                    3           -         9        12
Cash dividends:
  Common stock             -            -        (1,605)      -       (1,605)
  Preferred stock          -            -           (77)      -          (77)
Exercise of stock options
  (38,000 shares)          -            (136)          -       437       301
Federal income tax benefit
 from 1980 stock option
 plan                      -             113           -      -          113
Purchase of treasury stock
  (57,000 shares)          -             -             -     (793)      (793)

Balance at June 30, 1994   55         50,168      12,842   (6,219)     56,846
Net income                 -             -         7,756      -         7,756
Stock distribution to
 employees (100 shares)    -             -             -        1           1
Cash dividends:
  Common stock             -             -        (1,774)     -        (1,774)
  Preferred stock          -             -           (77)     -           (77)
Exercise of stock options
  (45,000 shares)          -            (136)          -      530         394
Federal income tax benefit
  from 1980 stock option
  plan                     -             136           -      -           136
Purchase of treasury stock
  (211,000 shares)         -             -             -   (3,139)     (3,139)

Balance at June 30, 1995   55         50,168       18,747  (8,827)     60,143
Net income                 -             -          7,154     -         7,154
Stock distribution to
 employees (175 shares)    -               1          -         2           3
Stock dividend paid
  (471,000 shares)          5          7,303       (7,313)     -           (5)
Cash dividends:
  Common stock             -             -         (1,869)     -       (1,869)
  Preferred stock          -             -            (73)     -          (73)
Exercise of stock options
  (36,000 shares)          -            (159)           -     400         241
Federal income tax benefit
  from 1980 stock option
  plan                     -             126            -      -          126
Purchase of treasury stock
  (171,000 shares)         -             -              -  (2,630)     (2,630)
Conversion of redeemable
  preferred stock
  (11,000 shares)          -             (52)           -     123          71

Balance at June 30, 1996  $60        $57,387      $16,646 $(10,932)   $63,161

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 1996, 1995 and 1994

(Dollars in thousands except amounts and par value per share)

(1)  Summary of Significant Accounting Policies

Description of Business

The Company is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United States; to a minor extent, some chemicals are sold abroad.

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

Income Per Common and Common Equivalent Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for fiscal years ended June 30, 1996, 1995 and 1994 were 5,299,000, 5,545,000 and 5,605,000, respectively, after giving retroactive effect to the 10% stock dividend paid in January 1996 and included common stock equivalents of 62,000, 63,000 and 82,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not materially dilutive during the three year period.

Cash and Cash Equivalents

There were no cash equivalents at June 30, 1996. Cash equivalents of $990 at June 30, 1995 consisted of commercial paper. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities

Investments at June 30, 1996 and 1995 consisted of U.S. Treasury, corporate debt and equity securities, and municipal obligations. As of July 1, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investment in Debt and Equity Securities, and the cumulative effect of the change in the method of accounting for investments was immaterial. Under Statement 115, the Company classifies its debt and equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

Trading securities were recorded at their fair market value of $2,866 and $5,831 at June 30, 1996 and 1995, respectively, and were classified as short-term investments. Unrealized holding gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. The cost of held-to-maturity securities approximated their fair market value.

Held-to-maturity securities at June 30, 1996 and 1995
consisted of:
                                                  Due after
                          Due in                  one year
                          less than               through
                          one year                three years

                           1996     1995          1996     1995

U.S. Treasury securities   1,994     223         1,967    4,019
Corporate debt securities  4,763   3,015        10,770    8,794
Municipal obligations        972     600           ---      ---
                           7,729   3,838        12,737   12,813

Fair Value of Financial Instruments

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was immaterial (see note 11c).

The difference between the fair value of long-term financial instruments and their carrying value at June 30, 1996 was not material. The fair value of the Company's long-term debt and notes receivable were based upon current rates offered for similar financial instruments to the Company.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

(2) Long-term Debt

(a) Long-term debt outstanding at June 30, 1996 and 1995 was as follows:

                                          1996       1995

 Note payable to the Prudential
 Insurance Company of America
 in equal semi-annual installments
 of $250 maturing Jan. 1, 1999,
 plus interest at 9.10% payable
 quarterly.                             $1,250     $1,750

Less current installments                  250        250
                                        $1,000     $1,500

(b) The agreement underlying the long-term debt contains certain defined restrictive covenants, including limitations on corporate acquisitions and mergers and additional debt, minimum working capital and debt/equity ratios and the acquisition of the Company's stock.

(c) In addition to the long-term debt, the Company has lines of credit available which provide for short-term loans and/or commercial credits totaling $13,000 as of June 30, 1996. The lines of credit are with two banks in which operating balances are maintained. The credit arrangements do not: (i) restrict withdrawals of funds; (ii) have a formal requirement relating to compensating balances for either credit utilized or available; or (iii) provide for commitment fees. However, there are informal arrangements under which the Company maintains compensating balances.
The compensating balance arrangements at June 30, 1996 and for the year then ended were satisfied by collected balances.

There were no short-term loans outstanding at any time during the fiscal years ended June 30, 1996, 1995 and 1994.

(3) Income Taxes

The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at June 30, 1996 and 1995 are presented below:

                                              1996       1995
Deferred tax assets:
     Accrued environmental liabilities
      not currently deductible              $  316     $  394
     Accrued compensation                      450        596
     Additional costs inventoried for
      tax purposes pursuant to the
      Tax Reform Act of 1986                   234        331
     Allowance for doubtful accounts
       receivable                               83         82
     Other                                      42        139

      Net deferred tax asset                $1,125     $1,542

Deferred tax liabilities:
     Differences in depreciation
      and amortization of property
      and equipment                         $  (14)    $  (24)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $2,900. Taxable income for the years ended June 30, 1996 and 1995 was $12,840 and $12,168, respectively. Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 1996, 1995 and 1994 is as follows:

                                  1996        1995       1994

Federal statutory tax rate        34.0%       34.0%      34.0%
State and local taxes, net
 of Federal income tax
 benefit                           3.9         3.9        2.7
Other                              1.5         0.6       (0.7)
Effective tax rate                39.4%       38.5%      36.0%

(4)  Redeemable Preferred Stock

The Company has 2,000,000 authorized shares of redeemable preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. All of the outstanding preferred stock is held by the Aceto Corporation Profit Sharing Plan.
Redeemable preferred stock outstanding at June 30, 1996 and 1995 consisted of the following:

                         1996                   1995
                    Shares  Par Value      Shares  Par Value

Second series          -     $  -         28,000     $ 71
Third series        100,000    250       100,000      250
Fourth series        40,000    100        40,000      100
Fifth series         40,000    100        40,000      100
Sixth series         40,000    100        40,000      100
Seventh series       40,000    100        40,000      100
Eighth series        40,000    100        40,000      100
                              $750                   $821

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

(b)  On April 9, 1996 the Aceto Corporation Profit Sharing
Plan converted 28,000 shares of second series preferred stock of Aceto Corporation into 11,000 shares of Aceto
Corporation common stock.

(5) Supplemental Cash Flow Information

Cash paid for interest and income taxes during the years ended June 30, 1996, 1995 and 1994 were as follows:

                              1996        1995        1994

     Interest                $  156      $  196      $  245
     Income taxes             3,736       4,762       2,122

In June 1996, the Company received notes aggregating $635 in connection with the sale of certain assets and real property. (see note 9)

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

Through June 30, 1996, options were granted to officers and key employees who own less than 10% of the Company's stock.
At June 30, 1996, options to purchase 151,000 shares were available for grant.

(b) The following tabulations summarize the shares of common stock under option at June 30, 1996, 1995 and 1994 as adjusted only for stock dividends, if any, occurring in that year, and the activity with respect to options for the respective years then ended.

                              No. of         Option Price
                              Shares           Per Share

Shares under option
 and exercisable:
 June 30, 1996                122,000        $6.89 - 14.25
 June 30, 1995                110,000         2.27 - 12.50
 June 30, 1994                110,000         2.27 - 12.50

Shares under option
 but not exercisable:
 June 30, 1996                106,000               $11.67
 June 30, 1995                  --                     --
 June 30, 1994                 32,000                 5.85

Options granted during
 year ended:
 June 30, 1996                146,000                $11.91
 June 30, 1995                 13,000                 12.50
 June 30, 1994                 12,000                 13.50

Options exercised during
 year ended:
 June 30, 1996                 36,000        $2.07 - 14.25
 June 30, 1995                 45,000         2.27 - 12.50
 June 30, 1994                 38,000         2.24 - 12.50

At June 30, 1996, the average option price for the 228,000 option shares outstanding under the 1980 stock option plan was $10.62 with expiration dates ranging from December 31, 1996 to December 31, 2004.

(c) Under the Company's 1980 stock option plan, upon exercise of options, the excess of the option price over the par value is credited to capital in excess of par value. When treasury stock is issued upon the exercise of options, the difference between the option price and the cost of treasury stock is recorded in capital in excess of par value.

Under the plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $128, $86 and $89 in fiscal 1996, 1995 and 1994, respectively.

(7) Interest and Other Income

Interest and other income earned during the fiscal years
ended June 30, 1996, 1995 and 1994 was comprised of the
following:
                                    1996         1995       1994

Dividends                         $   14        $   20     $   34
Interest                           1,469         1,547      1,156
Net gain (loss) on investments        44            (5)      (125)
Misc. other income (loss)             (5)          262         12
                                  $1,522        $1,824     $1,077

(8) Environmental Liabilities

It is the policy of the Company to accrue and charge against earnings environmental cleanup costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1,500. At June 30, 1996 the balance of the current liability was $790. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the consolidated financial position or consolidated cash flows of the Company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

(9) Notes Receivable

In June 1996, the Company sold certain assets and real property of its Pfaltz & Bauer, Inc. subsidiary for $726, which included two notes receivable aggregating $635. One note, in the amount of $460, matures in twenty-five years and bears interest at 9.25%. The other note, in the amount of $175, matures in seven years and bears interest at prime plus 1%. The note for $460 is payable monthly and is secured by a first mortgage on the real property. The note for $175 is payable quarterly and is collateralized by a security interest in the assets sold and contract rights.
In connection with this sale of assets, the Company recorded a $247 loss.

Additionally, the Company has agreed to maintain $275 of unencumbered funds for a period of seven years to secure the purchaser's rights and the Company's obligations under the terms of the agreement, including indemnification for certain environmental matters, if any arise. The unencumbered balance may be reduced to $100 if certain environmental certifications are maintained. The payments on the notes are also subject to the purchaser's right of set off as provided in the agreement which are identical to those affecting the unencumbered funds.

In addition to the aforementioned notes, the Company holds a ten-year note in the amount of $256 secured by a first mortgage on the real property it sold in September 1993. This note is payable monthly and bears interest at prime plus 3% for the first three years and prime plus 2 1/2% for the balance of the term.

(10) Profit-Sharing Plans

The Company has profit-sharing plans in which employees of the parent company and subsidiaries are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of compensation paid. The Company's provisions for profit sharing contribution amounted to $664, $668 and $534 in fiscal 1996, 1995 and 1994, respectively.

(11) Commitments and Contingencies

(a) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency
(EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrant's to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually; and are included in cost of sales.

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

(c) The Company enters into foreign exchange contracts entirely as hedges relating to foreign inventory purchase commitments. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on the foreign exchange contracts are reported as a component of the related transaction. At June 30, 1996 the Company had contracts maturing at various dates through June
6, 1997 to purchase approximately $16,500 in foreign currencies (primarily British Pounds, Belgian Francs and Japanese Yen).

(d) At June 30, 1996, the Company had non-negotiated letters of credit of approximately $4,000.

(e) The Company currently leases an office facility under an operating lease expiring April 2001. The minimum annual payment under this lease is as follows:

               Fiscal year
                 ending
                June 30               Amount

                 1997                  $507
                 1998                   507
                 1999                   507
                 2000                   507
                 2001                   402

Total rental expense relating to the current office facility amounted to approximately $470 for each of the years in the three-year period ended June 30, 1996. The Company has no capitalized leases as defined by Financial Accounting
Standards Board Statement No. 13.

(12)  Impact of New Accounting Standards

In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based
Compensation", which must be adopted by the Company in fiscal 1997. The Company has elected not to implement the fair value based accounting method for employee stock options, but has elected to disclose, commencing in fiscal
1997, the pro forma net income and earnings per share as if such method had been used to account for stock-based compensation cost as described in the Statement.

(13) Segment Information

The Company's operations, which principally consist of the marketing of chemicals, are considered to be one industry segment as defined by Financial Accounting Standards Board Statement No. 14. One of the Company's customers accounted for 10% of revenues in fiscal 1995 and 11% in fiscal 1994. None of the Company's customers accounted for as much as 10% of revenues in fiscal 1996. One of the Company's suppliers accounted for 25%, 20% and 19% of total purchases in fiscal 1996, 1995 and 1994, respectively.

                                         Schedule II

                ACETO CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts

             Years ended June 30, 1996, 1995 and 1994

                            Balance at   Charged to               Balance
                            beginning    costs and     Deduc-      at end
      Description           of year      expenses      tions       of year

Year ended June 30, 1996:
  Allowance for doubtful
     accounts               $ 204,366      95,509    92,509(a)   $ 207,366

Year ended June 30, 1995:
  Allowance for doubtful
     accounts               $ 176,366     111,191    83,191(a)   $ 204,366

Year ended June 30, 1994:
  Allowance for doubtful
     accounts               $ 186,366      91,718   101,718(a)   $ 176,366

(a)  Specific accounts written off as uncollectible.