Form 10-Q
period 1996-09-30
ACETO CORP
filed 1996-11-12
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                          Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1996 Commission file number 0-4217
                      ACETO CORPORATION
   (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 5,025,463

             ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                (In thousands, except per share amounts)


                                                (Unaudited)
                                          For Three Months Ended
                                                Sept. 30th
                                           1996             1995

Net sales                              $ 39,184         $ 40,389
Cost of sales                            34,805           35,629
     Gross profit                         4,379            4,760

Selling, general and administrative
     expenses (note 6)                    3,864            3,199

     Operating profit                       515            1,561

Other income (deductions):
   Interest expense                         (29)             (40)
   Interest and other income (note 5)       468              398

                                            439              358

Income before income taxes                  954            1,919

Provision for income taxes                  443              757

Net income                             $    511          $ 1,162

Net income per common and common
  equivalent share                     $   0.10          $  0.22

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                             (In thousands)



                                                  (Unaudited)
                                                  Sept.  30th    June 30th
                                                     1996           1996

Assets

Current assets:
 Cash and cash equivalents                        $  6,070       $ 5,380
 Short-term investments                             10,505        10,595

 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept. $232; June $207)                          24,834        24,739
   Other                                               680           590
                                                    25,514        25,329

 Inventories                                        24,234        30,156
 Prepaid expenses                                       67           104
 Deferred income tax benefit                         1,125         1,125
 Property held for sale                                590           595

     Total current assets                           68,105        73,284

Long-term investments                               13,165        12,737
Long-term notes receivable                             785           790

Equipment at cost                                    1,331         1,346

 Less accumulated depreciation and
 amortization                                        1,020         1,046
                                                       311           300

Other assets                                           191           191

Total assets                                      $ 82,557      $ 87,302

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS

                     (In thousands except par value)


                                                (Unaudited)
                                                Sept.  30th       June 30th
                                                   1996              1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $   662         $  1,002
  Current installments on long-term debt             500              250
  Accounts payable                                 2,307            3,047
  Accrued merchandise purchases                    8,806           11,202
  Accrued compensation                             2,983            3,330
  Accrued environmental liabilities (note 6)       1,570              790
  Other accrued expenses                           1,935            2,055
  Income taxes payable                               809              701
          Total current liabilities               19,572           22,377

Long-term debt, excluding current installments       750            1,000
Deferred income taxes                                 14               14
Redeemable preferred stock                           750              750

Shareholders' equity (note 2):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Sept., 6001 shares; June,                60               60
     6,001 shares; outstanding: Sept.,
     5,025 shares; June, 5,188 shares

  Capital in excess of par value                  57,387           57,387
  Retained earnings                               17,156           16,646

                                                  74,603           74,093
   Less:
     Cost of common stock held in treasury;
     Sept., 976 shares;  June, 813 shares         13,132           10,932

          Total shareholders' equity              61,471           63,161

Total liabilities and shareholders' equity      $ 82,557         $ 87,302

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                           (Unaudited)
                                                        Three Months Ended
                                                           September 30th
                                                         1996         1995
Operating activities:
  Net income                                          $   511      $ 1,162
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                         40           65
     Effect of market value over original
       option price for options exercised                   3            9
     Increase in allowance for doubtful accounts           25            8
     Changes in operating assets and liabilities:
       Increase in investments - trading securitis       (227)        (109)
       Decrease(increase)in trade accounts receivable    (120)       2,618
       Decrease(increase)in other receivables             (90)         595
       Decrease in inventories                          5,922          674
      Decrease in prepaid expenses                         37           46
       Decrease in notes receivable                         5            9
       Increase (decrease) in drafts and
        acceptances payable                              (340)         111
      Increase in current installments on
       long-term debt                                     250          250
       Decrease in accounts payable                      (740)        (342)
       Decrease in accrued merchandise purchases       (2,396)      (1,591)
       Decrease in accured compensation                  (347)        (403)
       Increase(decrease) in environmental
       liabilities                                        780          (36)
       Decrease in other accrued expenses                (120)        (278)
       Increase(decrease)in income taxes payable          108         (252)
Net cash provided by operating activities               3,301        2,536

Investing activities:
  Purchases of investments - held-to-maturity          (4,686)      (1,504)
  Proceeds from investments - held-to-maturity          4,575          394
  Purchases of equipment                                  (46)          (2)
Net cash used in investing activities                    (157)      (1,112)

Financing activities:
  Payments of long-term debt                             (250)        (250)
  Proceeds from exercise of stock options                   8           24
    Payments for purchases of treasury stock           (2,212)        (435)
Net cash used in financing activities                  (2,454)        (661)

Net increase in cash and cash equivalents                 690          763

Cash and cash equivalents at beginning of period        5,380        1,644

Cash and cash equivalents at end of period            $ 6,070      $ 2,407

See accompanying notes to condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
   (Dollars in thousands except amounts and par value per share)

Note 1:

The consolidated balance sheet as of September 30 and June 30, 1996 and the consolidated statements of income and cash flows for the three months ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.
Interim results are not necessarily indicative of results expected for the full year.

These financial statements do not include all disclosures associated with annual statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1996.

Note 2:  Income per Common Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for the quarters ended Sept. 30, 1996 and 1995, were 5,159,000 and 4,866,000 and included common stock equivalents of 53,000 and 48,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not dilutive during these three month periods.

Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the three months ended September 30, 1996 and 1995 was as follows:

                              1996                 1995

          Interest          $   29               $   40
          Income taxes       1,614                1,004

Note 4:  Marketable Investment Securities

Investments at September 30, 1996 and 1995 consisted of U.S. Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

At September 30, and June 30, 1996, short-term investments included $3,094 and $2,866 trading securities, respectively, and $7,411 and $7,729 held-to-maturity securities, respectively.

Note 5:  Interest and Other Income

                              For Three Months
                                   Ended
                                September 30
                              1996        1995

Interest on investments     $  415      $  379
Net gain (loss) on sale
   of investments               (3)          5
Miscellaneous other
   income                       56          14
                            $  468      $  398

Note 6: It is the Company's policy to accrue and charge against earnings environmental cleanup costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. On
October 11, 1996 the Company received a report from its environmental consultant revising the estimate of the ultimate cost of remediation at the site of its closed
Arsynco, Inc. manufacturing facility. As a result, the Company accrued and charged to operations an additional
$800. As of September 30, 1996 the balance of the current liability was $1,570.

During the quarter ended September 30, 1996, the Company settled for $225 a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by Pfaltz & Bauer, a then wholly owned subsidiary located in Waterbury, CT. This subsidiary was sold in June 1996.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations, which totaled $3.3 million for the three months ended
September 30, 1996, is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $29.7 million and $28.7 million at September
30 and June 30, 1996, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital decreased slightly, to $48.5 million at September 30, 1996 from $50.9 million at June 30, 1996. The repurchase of 164,000 shares of the Company's common stock for $2.2 million was the primary factor causing the decrease. Inventory levels decreased significantly, from $30.2 million at June 30, 1996 to $24.2 million at September 30, 1996, and accrued purchases payable decreased $2.4 million during the same period. These decreases were due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business.

The Company accrued an additional liability for environmental remediation at its closed manufacturing facility in Carlstadt, NJ of $800,000, after receiving a revised estimate of the ultimate cost of such remediation.
The Company does not expect any significant environmental expenditures at any other site.

RESULTS OF OPERATIONS:

Net sales decreased 3% to $39.2 million in the three months ended September 30, 1996 compared with the same period in the prior year. While the overall sales levels remained relatively constant, sales of industrial chemicals and pharmaceutical intermediates showed substantial increases while bulk pharmaceuticals and dye and pigment intermediates had corresponding decreases. Volume decreased by 6%; a change in the mix of products sold toward higher priced products accounted for the greater decrease in volumes than sales dollars.

Gross profit margins decreased to 11.2% from 11.8% for the three months ended September 30, 1996 compared with 1995.
The decrease can be primarily attributed to increased competition and reduced demand for certain dye and pigment intermediates.

Selling, general and administrative expenses increased
$665,000, or 21% compared to the same period last year.
Included in these expenses was the aforementioned $800,000 increase in environmental remediation liability, as well as a $225,000 settlement of a complaint by the U.S. Department of Justice, alleging violation of the Resource Conservation and Recovery Act (RCRA) by the Company's former subsidiary, Pfaltz & Bauer, Inc., which was sold on June 19, 1996.
Selling, general and administrative expenses at the Pfaltz &
Bauer location, which totaled $285,000 for the September
1995 quarter, did not exist for the September 1996 quarter because of the sale, somewhat offsetting the increases mentioned above. Certain other corporate selling, general and administrative expenses, such as compensation and related expenses, telecommunications, bank charges and general office expenses showed decreases, while the only expense showing a significant increase was consulting expense, which related to an agreement with the Company's former President.

Other income increased to 468,000 for the three months ended September 30, 1996 compared with $398,000 for the same period last year. In conjunction with the aforementioned sale of a subsidiary, inventory was transferred to the new ownership. The Company will receive a portion of the proceeds of the sale of this inventory for a period of up to three years. During this quarter, the income from these sales amounted to $43,000. Higher levels of cash available for investment, leading to higher interest income, accounted for the balance of the increase.

A significant portion of the $225,000 settlement is not tax deductible. This led to an increase in the effective tax rate for the September 1996 quarter to 46.4% from 39.4% for the September 1995 quarter. The rate for the September 1995 quarter approximates the Company's traditional level.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION


DATE  November 6, 1996          BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  November 6, 1996          BY  (signed) / by Arnold Frankel
                                     Arnold Frankel, Chief Executive
                                             Officer