Form 10-Q
period 1996-12-31
ACETO CORP
filed 1997-02-07
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                          Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended December 31, 1996 Commission file number 0-4217
                      ACETO CORPORATION
   (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 4,927,001

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                                 For Six Months Ended
                                                      Dec.31st
                                            1996                    1995

Net sales                                $ 75,034                $ 87,683
Cost of sales                              65,724                  76,328
     Gross profit                           9,310                  11,355
Selling, general and administrative
     expenses (note 6)                      6,613                   6,708

     Operating profit                       2,697                   4,647

Other income net of interest
      expense (note 5)                        959                     788

Income before income taxes                  3,656                   5,435

Provision for income taxes                  1,483                   2,108

Net income                               $  2,173                $  3,327

Net income per common and
     common equivalent share:            $   0.42                $   0.62

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                               For Three Months Ended
                                                     Dec. 31st
                                             1996               1995

Net sales                                $ 35,850           $ 47,294
Cost of sales                              30,919             40,699
     Gross profit                           4,931              6,595

Selling, general and administrative
     expenses                               2,750              3,509

  Operating profit                          2,181              3,086

Other income net of interest
      expense (note 5)                        520                430

Income before income taxes                  2,701              3,516

Provision for income taxes                  1,039              1,351

Net income                               $  1,662           $  2,165

Net income per common and
     common equivalent share:            $   0.33           $   0.40

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                                Dec. 31st     June 30th
                                                   1996         1996

ASSETS

Current assets:
 Cash and cash equivalents                      $  5,434      $  5,380
 Short-term investments (note 4)                  11,606        10,595

 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec. $237; June $207)                         21,984        24,739
   Other                                             566           590
                                                  22,550        25,329

 Inventories                                      24,863        30,156
 Prepaid expenses                                     79           104
 Deferred income tax benefit                       1,125         1,125
 Property held for sale                              582           595

     Total current assets                         66,239        73,284

Long-term investments                             12,144        12,737
Long-term notes receivable                           776           790

Equipment at cost                                  1,320         1,346

 Less accumulated depreciation and
 amortization                                      1,040         1,046
                                                     280           300

Other assets                                         191           191

Total assets                                    $ 79,630      $ 87,302

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands except par value)

                                               Dec. 31st   June 30th
                                                  1996        1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    712    $  1,002
  Current installments on long-term debt            250         250
  Accounts payable                                2,185       3,047
  Accrued merchandise purchases                   6,745      11,202
  Accrued compensation                            3,323       3,330
  Accrued environmental liabilities (note 6)      1,526         790
  Other accrued expenses                          2,097       2,055
  Income taxes payable                              385         701
          Total current liabilities              17,223      22,377

Long-term debt, excluding current installments      750       1,000
Deferred income taxes                                14          14
Redeemable preferred stock                          750         750

Shareholders' equity (note 2):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Dec., 6,001 shares; June,               60          60
     6,001 shares; outstanding: Dec.,
     4,927 shares; June, 5,188 shares

  Capital in excess of par value                 57,378      57,387
  Retained earnings                              17,897      16,646
                                                 75,335      74,093
   Less:
     Cost of common stock held in treasury;
     Dec.,1,074 shares;  June, 813 shares        14,442      10,932

          Total shareholders' equity             60,893      63,161

Total liabilities and shareholders' equity     $ 79,630    $ 87,302

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                                                    Six Months Ended
                                                         Dec. 31st.
                                                     1996           1995
Operating activities:
  Net income                                       $ 2,173        $ 3,327
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      85            132
     Effect of market value over original
       option price for options exercised               30             32
     Increase in allowance for doubtful accounts        30             30
     Changes in operating assets and liabilities:
       Decrease (increase) in investments -
        trading securities                            (281)         2,723
       Decrease (increase) in trade accounts
        receivable                                   2,725         (4,301)
       Decrease in other receivables                    24            732
       Decrease in inventories                       5,293          1,023
       Decrease (increase) in prepaid expenses          25           (928)
       Decrease in notes receivable                     14             15
       Decrease in drafts and acceptances payable     (290)          (282)
       Increase (decrease) in accounts payable        (862)         1,659
       Decrease in accrued merchandise purchases    (4,457)          (724)
       Increase(decrease)in accrued compensation        (7)           369
       Increase(decrease)in environmental liabilities  736            (84)
       Increase(decrease)in other accrued expenses      42           (417)
       Decrease in income taxes payable               (316)          (790)
Net cash provided by operating activities            4,964          2,516

Investing activities:
  Purchases of investments - held-to-maturity       (4,715)        (2,724)
  Proceeds from investments - held-to-maturity       4,579          2,375
  Purchases of equipment                               (53)            (9)
Net cash used in investing activities                 (189)          (358)

Financing activities:
  Payments of long-term debt                          (250)          (250)
  Payments of cash dividends                          (922)           (38)
  Proceeds from exercise of stock options               87             77
  Payments for purchases of treasury stock          (3,636)        (2,031)
Net cash used in financing activities               (4,721)        (2,242)

Net increase (decrease) in cash and cash equivalents    54            (84)

Cash and cash equivalents at beginning of period     5,380          1,644

Cash and cash equivalents at end of period         $ 5,434        $ 1,560

See accompanying notes to condensed consolidated financial statements.

    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except amounts and par value per share)

Note 1:

The consolidated balance sheet as of December 31, 1996 and the consolidated statements of income and cash flows for the six months ended December 31, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made.
Interim results are not necessarily indicative of results expected for the full year.

These financial statements do not include all disclosures associated with annual statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1996.

Note 2:  Income per Common Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for the quarters ended December 31, 1996 and 1995 were 5,005,000 and 5,282,000 and included common stock equivalents of 46,000 and 52,000, respectively.
Weighted average common shares outstanding for the six months ended December 31, 1996 and 1995, were 5,082,000 and 5,317,000 and included common stock equivalents of 50,000 and 50,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computations since they were not dilutive during the three and six month periods.

Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the six months ended December 31, 1996 and 1995 are as follows:

                              1996                 1995

          Interest          $   57               $   81
          Income taxes       3,055                2,871

Note 4:  Marketable Investment Securities

Investments at December 31, 1996 and 1995 consist of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

Short-term investments consisted of $3,147 and $2,866 trading securities and $8,459 and $7,729 held-to-maturity securities at December 31, 1996 and 1995, respectively.

Note 5:  Interest and Other Income

                              For Six Months         For Three Months
                                   Ended                   Ended
                                December 31              December 31
                               1996        1995        1996       1995
Dividends                    $    9       $   9       $   9      $   9
Interest on investments         838         750         423        371
Net gain on investments          47          57          50         52
Miscellaneous other
   income                       123          53          67         39
                             $1,017       $ 869       $ 549      $ 471

Note 6: It is the Company's policy to accrue and charge against earnings environmental cleanup costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. On
October 11, 1996 the Company received a report from its environmental consultant revising the estimate of the ultimate cost of remediation at the site of its closed
Arsynco, Inc. manufacturing facility. As a result, the Company accrued and charged to operations an additional
$800. As of December 31, 1996 the balance of the current liability was $1,526.

During the six months ended December 31, 1996, the Company settled for $225 a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by Pfaltz & Bauer, a then wholly owned subsidiary located in Waterbury, CT. This subsidiary was sold in June 1996.

Both of the above items were recorded in the first quarter of fiscal June 30, 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At December 31, 1996 and June 30, 1996 cash and short-term investments totaled $17.0 million and $16.0 million and working capital was $49.0 million and $50.9 million, respectively. In addition, the Company had liquid long-term investments of $12.1 million at December 31, 1996 and $12.7 million at June 30, 1996.

The total of cash and cash equivalents, short-term and long-term investments increased slightly to $29.2 million at December 31, 1996 from $28.7 million at June 30, 1996. Although cash provided by operating activities for the six months ended December 31, 1996 totaled $5.0 million, it was mostly offset by cash used in financing activities for the purchase of 272,000 shares of treasury stock at a cost of $3.6 million and cash dividends paid of $900,000.

The decrease in trade receivables to $22.0 million at December 31, 1996 from $24.7 million at June 30, 1996 can be primarily attributed to lower sales during the month ended December 31, 1996 compared to June 30, 1996. The decrease in inventory to $24.9 million at December 31, 1996 from $30.2 million at June 30, 1996 and the decrease in drafts payable, accounts payable and accrued merchandise purchases to $9.6 million at December 31, 1996 from $15.3 million at June 30, 1996 is due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business. The decrease in income taxes payable to $400,000 at December 31, 1996 compared to $700,000 at June 30, 1996 related to the timing of estimated tax payments and lower profits.

RESULTS OF OPERATIONS:

Net sales decreased by 14% and 24% during the six and three months ended December 31, 1996 compared to the same periods last year. Lower sales of bulk pharmaceuticals, pharmaceutical intermediates and agricultural chemicals accounted for the significant decrease in both periods.
Volume decreased 10% and 14% for the six and three months ended December 31, 1996 compared to the same periods last year. The decrease in sales of bulk pharmaceuticals and pharmaceutical intermediates, which tend to be higher priced, as well as price erosion in dyestuff and pigment intermediates, accounted for the greater decrease in sales than volume for both periods.

Gross margins as a percentage of sales declined to 12.4% and 13.7% for the six and three months ended December 31, 1996 from 13.0% and 13.9% for the same periods last year. The decrease can be primarily attributed to increased competition in the dyestuff and pigment intermediates business.

Selling, general and administrative expenses for the six months ended December 31, 1996 decreased by $95,000 or 1% compared to the same period last year. An increase of $800,000 in the amount accrued for environmental remediation as well as a $225,000 settlement of a complaint by the U.S. Department of Justice were offset by a decrease in the amount accrued for additional compensation of $500,000 and the elimination of selling, general and administrative expenses of $655,000 from the Company's Pfaltz and Bauer, Inc. subsidiary which was sold June 19, 1996. Selling, general and administrative expenses for the three months ended December 31, 1996 decreased by $759,000, or 21%, compared to the same period last year. During this period, the aforementioned decreases in additional compensation and selling, general and administrative expenses at Pfaltz & Bauer, Inc. accounted for $450,000 and $330,000, respectively.

Other income increased to $1,017,000 and $549,000 for the six and three months ended December 31, 1996 from $869,000 and $471,000 for the same periods last year. In conjunction with the aforementioned sale of a subsidiary, inventory was transferred to the new ownership and the Company will receive a portion of the proceeds of the sale of this inventory for a period of up to three years. This totaled $90,000 and $47,000 for the six and three months ended December 31, 1996. Slightly higher cash balances accounted for a small increase in interest income.

The increase in the effective tax rate for the six months ended December 31, 1996 to 40.5% from 38.8% compared to the same period last year was due to the aforementioned settlement of $225,000, of which a significant portion was not deductible for tax purposes. The effective tax rate for the three months ended December 31, 1996 and 1995 equaled
38.4% which approximates the Company's traditional level.

Item 4:   Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 5, 1996, the matter of the election of nine directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

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

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:

                                     VOTES
                          VOTES    AGAINST OR                      BROKER
NOMINEE                    FOR      WITHHELD    ABSTENTIONS      NON-VOTES

Arnold Frankel          4,698,846     4,433         10,304            -
Robert E. Parsont       4,691,990    11,289         10,304            -
Samuel I. Hendler       4,698,618     4,661         10,304            -
Anthony Baldi           4,698,259     5,020         10,304            -
Thomas Brunner          4,698,846     4,433         10,304            -
Donald Horowitz         4,698,846     4,433         10,304            -
Leonard Schwartz        4,698,846     4,433         10,304            -
Stephen M. Goldstein    4,690,372    12,907         10,304            -
Robert A. Wiesen        4,693,583     9,696         10,304            -

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE  February 7, 1997             BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  February 7, 1997             BY  (signed) / by Leonard S. Schwartz
                                     Leonard S. Schwartz, Chief Operating
                                             Officer