Form 10-Q
period 1997-03-31
ACETO CORP
filed 1997-05-13
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                          Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1997 Commission file number 0-4217

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 4,837,390

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                       For Nine Months Ended
                                              March 31st
                                       1997             1996

Net sales                          $122,396         $139,901
Cost of sales                       107,273          121,693
     Gross profit                    15,123           18,208

Selling, general and administrative
     expenses                         9,806           10,104

     Operating profit                 5,317            8,104

Other income net of interest expense  1,644            1,091

Income before income taxes            6,961            9,195

Provision for income taxes            2,713            3,576

Net income                         $  4,248          $ 5,619

Net income per common and common
  equivalent share:                $   0.84          $  1.05

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                      For Three Months Ended
                                            March 31st
                                       1997             1996

Net sales                          $ 47,361         $ 52,218
Cost of sales                        41,549           45,365
     Gross profit                     5,812            6,853

Selling, general and administrative
     expenses                         3,192            3,396

Operating profit                      2,620            3,457

Other income net of interest expense    686              304

Income before income taxes            3,306            3,761

Provision for income taxes            1,231            1,468

Net income                         $  2,075          $ 2,293

Net income per common and
     common equivalent share       $   0.42          $  0.43

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                             Mar. 31st     June 30th
                                                1997         1996

Assets

Current assets:
 Cash and cash equivalents                   $  6,758       $  5,380
 Short-term investments                        11,268         10,595

 Receivables:
   Trade, less allowance for doubtful accounts:
   (March $250; June $207)                     28,724         24,739
   Other                                        1,883            590

                                               30,607         25,329

 Inventories                                   26,359         30,156
 Prepaid expenses                                  57            104
 Deferred income tax benefit                      919          1,125
 Property held for sale                           517            595

     Total current assets                      76,485         73,284

Long-term investments                          12,198         12,737
Long-term notes receivable                        941            790

Equipment at cost                               1,346          1,346
 Less accumulated depreciation and
 amortization                                   1,080          1,046
                                                  266            300

Other assets                                      191            191

Total assets                                 $ 90,081        $87,302

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

            CONDENSED CONSOLIDATED BALANCE SHEETS

               (In thousands except par value)

                                                  Mar.31st    June 30th
                                                    1997        1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $    408       $ 1,002
  Current installments on long-term debt              500           250
  Accounts payable                                  6,595         3,047
  Accrued merchandise purchases                    12,228        11,202
  Accrued compensation                              3,361         3,330
  Accrued environmental liabilities (note 6)        1,424           790
  Other accrued expenses                            1,728         2,055
  Income taxes payable                                790           701
          Total current liabilities                27,034        22,377

Long-term debt, excluding current installments        500         1,000
Deferred income taxes                                  14            14
Redeemable preferred stock                            750           750

Shareholders' equity (note 2):
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Mar., 6,001 shares; June,                 60            60
     6,001 shares; outstanding: Mar.,
     4,837 shares; June, 5,188 shares

  Capital in excess of par value                   57,377        57,387
  Retained earnings                                19,972        16,646

                                                   77,409        74,093
   Less:
     Cost of common stock held in treasury;
     March, 1,164 shares; June, 813 shares         15,626        10,932

          Total shareholders' equity               61,783        63,161

Total liabilities and shareholders' equity       $ 90,081      $ 87,302

See accompanying notes to condensed consolidated financial statements.

       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)

                                                       Nine Months Ended
                                                            Mar. 31st.
                                                      1997             1996
Operating activities:
  Net income                                        $ 4,248         $ 5,619
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                      130             199
     Gain on sale of assets                            (198)             -
     Effect of market value over original
       option price for options exercised                33             118
         Increase in allowance for doubtful accounts     43              23
          Changes in operating assets and liabilities:
      Decrease in investments - trading securities       50           2,868
       Increase in trade accounts receivable         (4,028)         (6,977)
       Decrease(increase)in other receivables        (1,293)            956
       Decrease in inventories                        3,797           3,556
       Decrease in prepaid expenses                      47              89
       Decrease(increase)in notes receivable           (151)             22
       Decrease in deferred tax benefit                 206             151
       Decrease in drafts and acceptances payable      (594)           (138)
      Increase in current installments on long-term
       debt                                             250             250
       Increase in accounts payable                   3,548           3,783
       Increase in accrued compensation                  31             336
       Increase(decrease)in accrued merchandise
        purchases                                     1,026          (3,027)
       Increase(decrease)in environmental liabilities   634            (126)
       Decrease in other accrued expenses              (327)           (350)
       Increase(decrease)in current taxes payable        89            (251)
Net cash provided by operating activities             7,541           7,101

Investing activities:

  Purchases of investments - held-to-maturity        (5,802)         (4,081)
  Proceeds from investments - held-to-maturity        5,619           2,769
  Purchases of equipment                                (78)            (42)
  Proceeds from sale of property                        258              -
Net cash used in investing activities                    (3)         (1,354)

 Financing activities:
  Payments of long-term debt                           (500)           (500)
  Payments of cash dividends                           (922)           (977)
  Proceeds from exercise of stock options                97             159
     Payments for purchases of treasury stock        (4,835)         (2,031)
Net cash used in financing activities                (6,160)         (3,349)

Net increase in cash and cash equivalents             1,378           2,398
Cash and cash equivalents at beginning of period      5,380           1,643
Cash and cash equivalents at end of period          $ 6,758         $ 4,041

See accompanying notes to condensed consolidated financial statements.

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Dollars in thousands except amounts and par value per share)

Note 1:

The consolidated balance sheet as of March 31, 1997 and the consolidated statements of income and cash flows for the nine months ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flows for all periods presented have been made. Interim results are not necessarily indicative of results expected for the full year.

These financial statements do not include all disclosures associated with annual statements. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1996.

Note 2:  Income per Common Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding. Weighted average common shares outstanding for the quarters ended March 31, 1997 and 1996 were 4,941,000 and 5,277,000 and included common stock equivalents of 43,000 and 73,000, respectively. Weighted average common shares outstanding for the nine months ended March 31, 1997 and 1996, were 5,035,000 and 5,304,000 and included common stock equivalents of 48,000 and 58,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computations since they were not dilutive during the three and nine month periods.

Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the nine months ended March 31, 1997 and 1996 are as follows:

                              1997                 1996

          Interest          $   85               $  116
          Income taxes       3,684                3,569


Note 4:  Marketable Investment Securities

Investments at March 31, 1997 and 1996 consisted of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

Short-term investments consisted of $2,816 and $2,866 trading securities and $8,452 and $7,729 held-to-maturity securities at March 31, 1997 and June 30, 1996, respectively.

Note 5:  Interest and Other Income

                           For Nine Months           For Three Months
                                 Ended                      Ended
                                March 31                   March  31
                             1997        1996        1997          1996

Dividends                  $   14      $    9      $    5        $    -
Interest on investments     1,281       1,097         443           347
Net gain (loss) on
   investments                 66          31          19           (25)
Miscellaneous other
   income                     368          70         245            16
                           $1,729      $1,207      $  712        $  338

Note 6: It is the Company's policy to accrue and charge against earnings environmental cleanup costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. On
October 11, 1996 the Company received a report from its environmental consultant revising the estimate of the ultimate cost of remediation at the site of its closed
Arsynco, Inc. manufacturing facility. As a result, the Company accrued and charged to operations an additional
$800. As of March 31, 1997 the balance of the current liability was $1,424.

During the nine months ended March 31, 1997, the Company settled for $225 a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by Pfaltz & Bauer, a then wholly owned subsidiary located in Waterbury, CT. This subsidiary was sold in June 1996.

Both of the above items were recorded in the first quarter of fiscal June 30, 1997.

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. At March 31, 1997 and June 30, 1996 cash and short-term investments totaled $18.0 million and $16.0 million and working capital was $49.5 million and $50.9 million, respectively. In addition, the Company had liquid long-term investments of $12.2 million at March 31, 1997 and $12.7 million at June 30, 1996.

The total of cash and cash equivalents, short-term and long-term investments increased to $30.2 million at March 31, 1997 from $28.7 million at June 30, 1996. Although cash provided by operating activities for the nine months ended March 31, 1997 totaled $7.5 million, it was mostly offset by cash used in financing activities for the purchase of 364,000 shares of treasury stock at a cost of $4.8 million, cash dividends paid of $900,000 and a reduction of long-term debt of $500,000.

The increase in total receivables to $30.6 million at March
31, 1997 from $25.3 million at June 30, 1996 and the decrease in inventory to $26.4 million at March 31, 1997 from $30.2 million at June 30, 1996 can be attributed to higher sales during the month ended March 31, 1997 compared to June 30, 1996. The increase in total drafts payable, accounts payable and accrued merchandise purchases to $19.2 million at March 31, 1997 from $15.3 million at June 30,
1996 is due primarily to the timing of merchandise purchases. An increase in the accrued environmental liability to $1,424,000 at March 31, 1997 from $790,000 at
June 30, 1996 was the result of an additional $800,000 in the amount accrued for environmental remediation which was offset slightly by remediation payments. The decrease in other accrued expenses to $1.7 million at March 31, 1997 compared to $2.1 million at June 30, 1996 related to the timing of payments.

RESULTS OF OPERATIONS:

Net sales decreased by 13% and 6% for the nine and three months ended March 31, 1997 compared with the same periods last year. Lower sales of bulk pharmaceuticals and agricultural chemicals accounted for these decreases.
Volume decreased by 9% and 8% for the same periods. For the nine month period, lower sales of bulk pharmaceuticals, which tend to be higher priced, were the cause of the greater decrease in sales than volume. For the three months, the difference in the percent decrease between sales and volume was not material.

Gross margins as a percentage of sales declined to 12.4% and 12.3% for the nine and three months ended March 31, 1997 from 13.0% and 13.1% for the same periods last year. The decrease in both periods can be attributed to the elimination of the relatively high gross profits from the Company's Pfaltz & Bauer, Inc. subsidiary, which was sold on June 19, 1996, as well as increased competition in the dyestuff and pigment intermediates business.

Selling, general and administrative expenses for the nine months ended March 31, 1997 decreased by $298,000 or 3% compared to the same period last year. A decrease of $525,000 in the amount accrued for additional compensation and the elimination of selling, general and administrative expenses of $1,070,000 from the aforementioned Pfaltz and Bauer, Inc. subsidiary were partially offset by the increase of $800,000 in the amount accrued for environmental remediation as well as a $225,000 settlement of a complaint
by the U.S. Department of Justice.   Other increases
included $114,000 in consulting fees and $97,000 in the cost of medical insurance. Selling, general and administrative expenses for the three months ended March 31, 1997 decreased by $204,000, or 6%, compared to the same period last year. During this period, the decrease in selling, general and administrative expenses at Pfaltz & Bauer, Inc. accounted for $415,000 which was offset by increased consulting fees and medical insurance costs.

Other income increased to $1,729,000 and $712,000 for the nine and three months ended March 31, 1997 from $1,207,000 and $338,000 for the same periods last year. In conjunction with the aforementioned sale of a subsidiary, inventory was transferred to the new ownership and the Company has received and will continue to be entitled to a portion of the proceeds of the sale of this inventory for a period of up to three years. This totaled $135,000 and $45,000 for the nine and three months ended March 31, 1997. The sale of property during the quarter ended March 31, 1997 increased other income by $198,000. Slightly higher cash balances along with an increase in note and mortgage interest accounted for a small increase in interest income.

The decrease in the effective tax rate for the three months ended March 31, 1997 to 37.2% from 39.0% compared to the same period last year was the result of the use of carryover losses from certain subsidiaries and a slight tax over accrual from the prior year. The effective tax rate for the nine months ended March 31, 1997 and 1996 equaled 39% which approximates the Company's traditional level.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      ACETO CORPORATION

DATE    May 2, 1997             BY (signed) / by Donald Horowitz
                                Donald Horowitz, Chief Financial
                                                  Officer

DATE    May 2, 1997             BY (signed) / by Leonard S. Schwartz
                                Leonard S. Schwartz, President