Form 10-K
period 1997-06-30
ACETO CORP
filed 1997-09-29
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
                      ________________
                          FORM 10-K

      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended June 30, 1997
                    Commission file number 0-4217

                      ACETO CORPORATION
     _______________________________________________________
     (Exact name of the company as specified in its charter)

       New York                         11-1720520
(State or other jurisdiction of      (I.R.S. Employer
incorporation or organization)       identification No.)

     One Hollow Lane, Suite 201         11042
     Lake Success, New York
     (Address of principal           (Zip Code)
      executive offices)

Company's telephone number, including area code:  (516) 627-6000

Securities registered pursuant to Section 12 (b) of the Act:

 Title of each class              Name of each exchange
                                    on which registered
           None
____________________________________________________________

Securities registered pursuant to Section 12 (g) of the Act:

                Common Stock, par value $.01
     _______________________________________________________
                      (Title of Class)
     _______________________________________________________
                      (Title of Class)

     Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15
(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No_____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate the number of shares outstanding of each of
the issuer's classes of common stock, as of the close of the
period covered by this report.   4,654,491

     The aggregate market value of the voting stock of the company held by non-affiliates of the company as of September 2, 1997 was $74,853,082.

     Documents incorporated by reference:  The Company's
Proxy Statement for the annual meeting of the Company's shareholders to be held on December 4, 1997. (See Part III herein).

                           PART I

Item 1.  Business

     The Company, which was incorporated in 1947, is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. The Company sells over 600 chemicals used in these and other fields.

     Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United
States; to a minor extent, some chemicals are sold abroad.

     During the fiscal year ended June 30, 1997 approximately 50% of the Company's purchases of chemicals came from Europe and approximately 35% from Asia.

     There were no significant changes in the kinds of products sold by the Company or in the markets served or methods of distribution used by it.

     The chemical industry is highly competitive. Most of the chemicals that the Company sells are in competition with the products of chemical manufacturers, including the largest chemical companies, who have substantially greater resources than the Company. However, in the Company's opinion, based on reports from its customers and suppliers, its competitive position is enhanced by the following: the chemical products that it offers are prime quality products, many produced by major chemical companies, some of whom are the largest chemical companies in Europe and Asia, which products are offered by the Company at attractive and competitive prices. For the most part the Company warehouses the inventories of the chemicals which it sells at public warehouses strategically located throughout the United States, and can therefore fill orders rapidly from inventory. The Company has developed ready access to key purchasing, research and technical executives of both its customers and suppliers, and therefore one of its salient competitive strengths is its ability to obtain quick decisions, when necessary, because of such access. The technical support and services that the Company provides to its customers is also a strength. The Company does not consider itself to be a significant factor in the chemical industry taken as a whole.

     During fiscal years ended June 30, 1997 and 1996, no single chemical product accounted for as much as 10% of the Company's consolidated revenues; and no sales to any one customer accounted for as much as 10% of the Company's sales. During the fiscal year ended June 30, 1995, one bulk pharmaceutical chemical product accounted for 10% of the Company's consolidated revenues and sales of said product to Baker Norton Pharmaceuticals, Inc. accounted for 10% of the Company's sales.

     During fiscal years ended June 30, 1997, 1996 and 1995, one of the Company's suppliers accounted for 22%, 25% and 20% of total purchases, respectively.

     Certain of the chemicals purchased by the Company are supplied to it on an exclusive basis, including the aforementioned bulk pharmaceutical product. Based on its relationships with its vendors, the Company believes its vendors will continue to supply such chemicals on an exclusive basis.

     The Company holds no patents, trademarks, licenses, franchises or concessions which it considers to be material to its operations.

     Sales of certain of the Company's chemicals are higher in the last six months of the fiscal year. For the most part, the Company warehouses the products that it sells and fills orders from inventory. It, therefore, does not consider information concerning backlogs to be applicable.

     A subsidiary of the Company markets certain agricultural chemicals and contracts for the manufacture of other agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Evironmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually; and are included in cost of sales.

     Liability under FIFRA would arise if the Company failed to compensate the initial registrant for the cost of producing the necessary test data. Since the Company markets no pesticide products which are not registered, and compensates initial registrants for the cost of producing test data, it believes it does not subject itself to contingent liabilities in such regard.

     Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment will have no material effect on the capital expenditures and competitive position of the Company. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1.5 million. During fiscal 1997, after additional testing was completed, the company received a revised estimate from the consultant. As a result, the company recorded an additional liability of $800,000 in the quarter ended September 30, 1996. At June 30, 1997 the remaining liability was $1.4 million. The company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the company is not aware of any material environmental liabilities.

     At June 30, 1997, the Company employed approximately 75 persons, none of whom were covered by a collective bargaining agreement.

Item 2.  Properties

     The Company's general headquarters and main sales office occupy approximately 20,000 square feet of leased space in a modern office building in Lake Success, New York.
The present lease expires in April 2001.

     The Company's former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, owned by the Company. This parcel contains one building with approximately 5,000 square feet of office space. The property is held for sale.

     The Company owns two parcels in Long Island City, New
York totaling 10,000 square feet. Both parcels are held for sale.

     In January, 1997 the Company sold a parcel it owned in Long Island City, New York. This parcel was comprised of a
5,000 square foot building.

Item 3.  Legal Proceedings.

     (None)

Item 4. Submission of Matters to a Vote of Security Holders.

     (None)

                           PART II

Item 5.  Market for the Company's Common Equity and Related
        Stockholder Matters.

         The Company's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 1997          HIGH             LOW
First Quarter       15 3/4           12 1/4
Second Quarter      14 1/2           12 3/4
Third Quarter       14 1/2           12 1/2
Fourth Quarter      15               12 3/4

FISCAL 1996          HIGH             LOW
First Quarter       14 3/8           13
Second Quarter      16 3/8           14 1/4
Third Quarter       17 1/2           15 1/4
Fourth Quarter      17 1/2           15

*The above prices represent high and low prices for actual transactions.

A 10% stock dividend was paid in January 1996. The above prices have been adjusted for this dividend, as appropriate.

Cash dividends of $0.18 per common share were paid in January and June of both the fiscal years ended June 30, 1997 and 1996.

As of September 1, 1997, there were approximately 800 holders of record of the Company's Common Stock.

Item 6.  Selected Financial Data

             (In thousands, except per share amounts)

Years Ended June 30   1997         1996       1995       1994      1993

Net sales         $169,387     $183,163   $164,783   $149,847   $155,267

Net income          6,228(1)(2)   7,154      7,756      6,994      1,899 (3)

Net income per       1.24(1)(2)    1.34       1.38       1.23       0.33 (3)
common and common
equivalent share (4)

Total assets        86,145       87,302     86,116     81,798     76,352

Working capital     48,927       50,907     48,289     43,606     41,998

Long-term debt         500        1,000      1,500      2,000      2,500

Redeemable             750          750        821        821        821
preferred stock

Shareholders'       60,434       63,161     60,143     56,846     51,901
equity

Number of common     4,654        5,188      5,324      5,506      5,526
 shares outstanding
 at year end (4)

Book value per     $ 12.98      $ 12.17    $ 11.30    $ 10.32    $  9.39
common share (4)

Cash dividends      $ 0.36       $ 0.36    $  0.36    $  0.32    $  0.28
 declared per
common share

(1)   Includes an after-tax charge of $187 ($.04/share) in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995.  The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a
      then wholly owned subsidiary in Waterbury, CT.   This subsidiary was
      sold on June 19, 1996.
 (2) Includes an after-tax charge of $480 ($.09/share) to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, NJ.
 (3) Includes an after-tax charge of $4.8 million ($0.85/share) to cover plant shut-down costs.
 (4)  Adjusted for stock dividends, as appropriate.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES.

     The Company's primary source of liquidity is cash provided from operating activities; $5.6 million in fiscal
1997 and $12.4 million in fiscal 1996. Cash and short-term investments totaled $14.2 and $16.0 million and working capital was $48.9 and $50.9 million at June 30, 1997 and 1996, respectively. In addition, the Company's long-term investments totaled $11.2 and $12.7 million for the same periods. These investments are highly liquid and can be used for working capital if needed. The Company has sufficient lines of credit available with banks, should any additional funds be required.

     The Company's stock buyback program resulted in the repurchase of 552,000 shares for $7.4 million during fiscal
1997 and 171,000 shares for $2.6 million during fiscal 1996.

     In June 1996 the Company discontinued operations and sold certain assets of its subsidiary, Pfaltz & Bauer, Inc. This closure, along with the prior closings of the Company's two manufacturing facilities, has reduced the need for capital expenditures.

     The former site of Arsynco, Inc., one of the closed manufacturing facilities, will require environmental remediation. In October 1996 the Company's environmental consultant completed its investigation of the property and estimated a cost of $1.5 million to complete the remediation. In the quarter ended September 30, 1996 the Company increased the current environmental remediation liability by $800,000 thereby adjusting the liability to the revised estimate. In 1993 the Company initially recorded an environmental liability of $1.5 million and through September 30, 1996 had expended $800,000 for testing, evaluation and remediation of the property.

     Any funds required for additional stock buybacks, capital expenditures or environmental remediation will be funded by the aforementioned sources of liquidity.

RESULTS OF OPERATIONS.

     In fiscal 1997, net sales decreased by 8%, to $169.4 million. Lower sales of agricultural chemicals and bulk pharmaceuticals to the generic drug industry, partially offset by increased sales of intermediates used in the manufacture of dyes, pigments and pharmaceuticals accounted for the decrease. The volume of products sold decreased by 6%, slightly less than the corresponding sales decrease.
While selling prices in general remained stable, the decrease in sales of bulk pharmaceuticals, which tend to be higher priced, accounted for this disparity. The increase in net sales of 11%, to $183.2 million, in fiscal 1996 compared to 1995 was due to higher sales of specialty chemical intermediates used in the manufacture of pharmaceuticals, dietary supplements and industrial chemicals. In fiscal 1996, selling prices were relatively stable and volumes were only marginally higher than the previous year.

     Gross profit margins decreased to 12.6% in fiscal 1997 down from 13.0% in fiscal 1996 and 15.1% in fiscal 1995. Increased competition in the dye and pigment intermediates business was responsible for the decrease in 1997 from 1996. The decrease in 1996 from 1995 was caused by increased competition in many areas of business, as well as higher sales of a marginally profitable herbicide in 1996.

     Selling, general and administrative expenses were down 5% in fiscal 1997 compared to 1996. Several components increased, including the cost of medical insurance, selling expenses, legal expense and consulting fees. These increases were more than offset by the elimination of selling, general and administrative expenses of $1.3 million from the Company's former Pfaltz & Bauer, Inc. subsidiary. The decrease of 3% in fiscal 1996 compared to fiscal 1995 was due to decreases in insurance and telecommunications costs, along with a non-recurring expense of $400,000 in 1995 relating to the preparation for sale of Pfaltz & Bauer, Inc. These decreases were partially offset by increases in compensation and selling expenses.

     Interest expense, which primarily relates to long-term debt, was $110,000, $157,000 and $196,000 in fiscal 1997,
1996 and 1995, respectively. The interest on long-term debt continues to decline as scheduled payments reduce the principal balance.

     Other income increased to $2.5 million in fiscal 1997 compared to $1.5 million in fiscal 1996. There were many factors that accounted for this $1.0 million increase. The sale of property held by a subsidiary resulted in a $200,000 gain. In conjunction with the aforementioned sale of a subsidiary in June of 1996, inventory was transferred to the new ownership and the Company has received and will continue to be entitled to a portion of the proceeds from the sale of this inventory for a period of up to three years from the date of transfer. This totaled $170,000 for the fiscal year ended June 30, 1997. Also, relating to this transaction, the Company earned approximately $70,000 in interest on two notes. Royalty income increased by $100,000 and higher average cash balances available for investment resulted in an increase of $130,000 in interest income. During fiscal 1996 a loss of $250,000 was realized on the sale of certain assets of Pfaltz & Bauer, Inc. The decrease in fiscal 1996 to $1.5 million from $1.8 million in fiscal 1995 was due to the aforementioned loss of $250,000 in fiscal 1996, along with slightly lower investment rates.

     The effective tax rates were 38.9%, 39.4% and 38.5% in fiscal 1997, 1996 and 1995, respectively. All three years were not affected by any unusual tax circumstances and approximated the Company's traditional effective tax rate.

IMPACT OF NEW ACCOUNTING STANDARDS.

     The Financial Accounting Standards Board has issued Statement 128, "Earnings per Share" ("Statement 128"). Statement 128 establishes standards for computing and presenting earnings per share ("EPS"). The statement simplifies the standards for computing EPS and makes them comparable to international EPS standards. The provisions of Statement 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The statement does not permit early application and requires restatement of all prior period EPS data presented. Adoption of Statement 128 will not materially affect the Company's consolidated financial position, results of operations, or previously reported EPS data.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1997 and 1996.

               QUARTERLY FINANCIAL DATA (Unaudited)
              (In thousands except per share amounts)

                                     Year ended June 30, 1997
                                          Quarter Ended

                       Sept.30,1996   Dec.31,1996  Mar.31,1997  June 30,1997

Net sales                  $39,184       $35,850     $47,361       $46,992
Gross profit                 4,379         4,931       5,812         6,211
Net income                     511(1)(2)   1,662       2,075         1,981
Net income per common and
  common equivalent share     0.10(1)(2)    0.33        0.42          0.41

                                      Year ended June 30, 1996
                                           Quarter Ended

                       Sept.30,1995   Dec.31,1995  Mar.31,1996  June 30,1996

Net sales                  $40,389       $47,29      $52,218       $43,261
Gross profit                 4,760        6,595        6,853         5,666
Net income                   1,162        2,165        2,293         1,535
Net income per common and
  common equivalent share*    0.22         0.40         0.43          0.28

 (1)  Includes an after-tax charge of $187 ($.04/share) in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then
      wholly owned subsidiary in Waterbury, CT.    This subsidiary was
      sold on June 19, 1996.
 (2) Includes an after-tax charge of $480 ($.09/share) to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, New Jersey.

* Adjusted for stock dividends, as appropriate.

Cost of sales during interim periods is determined by gross profit rates based upon the mix of products sold during each quarter.

Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

         None.

                          PART III

Item 10.  Directors and Executive Officers of the Company

          Company's proxy statement relating to the annual meeting of the Company's shareholders to be held on December 4, 1997, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), is hereby incorporated by reference.

     Based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal year covered by this Form 10-K all filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

Item 11.  Executive Compensation.

     The Company's Proxy Statement is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     The Company's Proxy Statement is hereby incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

     The Company's Proxy Statement is hereby incorporated by reference.

                           PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  See Index to Consolidated Financial Statements and
          Schedules included elsewhere herein.
     (b) No reports on Form 8-K were filed during the three months ended June 30, 1997.
     (c)  Exhibits

     3(i)      Restated Certificate of Incorporation
               (incorporated by reference to Exhibit 4(a)(iii)
               to Registration Statement No. 2-70623 on Form S-8
               ("S-8 2-70623")).
     3(ii)     Certificate of Amendment dated November 21, 1985 to
               Restated Certificate of Incorporation (incorporated by
               reference to Exhibit 3(ii) to the Company's Annual
               Report on Form 10-K for the fiscal year ended June 30,
               1986 ("1986 10-K")).
     3(iii)    By-laws (incorporated by reference to Exhibit
               3(iii) to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 30, 1981).
     3(iii)(a) By-laws (incorporated by reference to Exhibit
               1 to the Company's Quarterly Report on Form 10-Q for the
               quarter ended December 31, 1991).
     3(iii)(b) By-laws (incorporated by reference to Exhibit
               3(iii)b to the Company's Annual Report on Form 10-K
               for the fiscal year ended June 30, 1996 ("1996 10-K")).
     10(i)     Note Agreement dated December 10, 1987 with the
               Prudential Insurance Company of America (incorporated
               by reference to Exhibit 10(i) to the Company's Annual
               Report on Form 10-K for the fiscal year ended June 30,
               1987).
     10(ii)    Profit Sharing Plan, as amended and restated
               effective July 1, 1984 (incorporated by reference to
               Exhibit 10(ii) to 1986 10-K).
     10(ii)(a) Profit Sharing Plan, as amended and restated
               effective July 1, 1989 (incorporated by reference to
               Exhibit 10(iii)(a) to the Company's Annual Report on
               Form 10-K for the fiscal year ended June 30, 1995).
     10(iv)    Excess Benefit Plan, effective June 30, 1985
               (incorporated by reference to Exhibit 10(iv)
               to the Company's Annual Report on Form 10-K for
               the fiscal year ended June 30, 1985).
     10(iv)(a) Supplemental Executive Retirement Plan,
               effective June 30, 1985, as amended and
               restated, effective July 1, 1992 (incorporated by
               reference to Exhibit 10(iv)(a) to the Company's Annual
               Report on Form 10-K for the fiscal year ended June 30,
               1993 ("1993 10-K")).
     10(v)     1980 Stock Option Plan (incorporated by
               reference to Item 4(a)(ii) of S-8 2-70623).
     10(v)(a)  1980 Stock Option Plan (as amended and
               restated effective as of September 19, 1990)
               (incorporated by reference to exhibit
               4(c) to Registration Statement No. 33-38679 on
               Form S-8).
     10(v)(b)  Aceto Corporation Stock Option Plan (as
               Amended and Restated effective as of September 19, 1990)
               (and as further Amended effective June 9, 1992)
               (incorporated by reference to Exhibit 10(v)(b) to
               the Company's Annual Report on Form 10-K for the fiscal
               year ended June 30, 1992).
     10(vi)    Lease between Aceto Corporation and M. Parisi
               & Son Construction Co., Inc. for office
               space at One Hollow Lane, Lake Success, New York
               dated May 24, 1990 (incorporated by reference to
               Exhibit 10(vi) to the Company's Annual Report on Form
               10-K for the fiscal year ended June 30, 1990).
     10(vii)   Arsynco, Inc. Severance Plan for employees
               not covered by the Collective Bargaining
               Agreement dated January 1993 (incorporated by reference
               to Exhibit 10(vii) to 1993 10-K).
     10(viii)  Consulting agreement dated July 1, 1996 between the
               Company and Robert E. Parsont (incorporated
               by reference to Exhibit 10(viii) to 1996 10-K).
     10(ix)    Consulting agreement dated July 1, 1997
               between the Company and Arnold J. Frankel.
     21        Subsidiaries of the Company (incorporated by
               reference to Exhibit 21 to 1993 10-K).
     24        Consent of KPMG Peat Marwick LLP.

Exhibit 10(ix)

                    CONSULTING AGREEMENT

                AGREEMENT DATED AS OF 7/1/97
         BETWEEN ACETO CORP., A NEW YORK CORPORATION
  (THE "COMPANY") AND ARNOLD J. FRANKEL (THE "CONSULTANT")

WHEREAS, Mr. Frankel retired from his position as Chairman and C.E.O. of the Company on June 30, 1997; and

WHEREAS, the Company desires to retain his services as Consultant, as an independent contractor and adviser to the Company, and Consultant is willing to act in such capacity, on the terms and conditions set forth herein:

NOW THEREFORE, in consideration of the promises and of the mutual agreements set forth herein, the parties hereto agree as follows:

1.   Retention of Consultant.  The Company hereby engages
Consultant, and Consultant hereby accepts such engagement for a period of eighteen (18) months commencing on the date hereof (the "Consulting Term"), subject to extension by the written agreement of the parties and termination as set forth in Section 8 below.

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

     For the purpose hereof the term business day shall mean a weekday during the business hours of 9 a.m. to 5 p.m. or any part thereof.

     (ii) The Company may also utilize Consultant's services by telephone and/or fax. Such time expended by Consultant shall be recorded in a log and submitted to the Company within 5 days after the end of each month, or as soon thereafter as Consultant's personal travel schedule permits. Such time, will be credited to Consultant's service obligation to Company, using a formula where 8 such hours shall be the equivalent of one business day.

     (iii) Consultant agrees to remain on the Aceto Board of Directors, if elected, for the entire Consulting Term. Consultant fully intends to attend all Board meetings during the Consulting Term, subject only to the provisions of (b) below.

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

4. Expense Reimbursement. The Company will promptly reimburse Consultant for all his travel expenses incurred in connection with his services rendered pursuant to Sections 2(a)(i), 2(a)(ii) and 2(a)(iii) hereof and shall reimburse Consultant for all other travel and other reasonable expenses or disbursements incurred in rendering his consulting services hereunder. For such purposes, Consultant shall submit to the Company reports of such expenses or disbursements. However, no reimbursement will be paid for travel to the Company's offices, or facilities in the Metropolitan NY-NJ area, if the Consultant resides within 50 miles of the Company's office.

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

7. Notices. Any notice or other communication required or which may be given hereunder shall be in writing and shall be delivered personally or sent by registered mail, postage prepaid, if to the Company to Aceto Corporation, One Hollow Lane, Suite 201, Lake Success, New York 10042, Attention:
Leonard S. Schwartz, Chairman and if to Consultant, Arnold
J. Frankel, 535 East 86th Street, New York, NY 10028, or to such other address as any party shall specify to the other party in writing.

8.   Termination.

     (a) Death. In the event of the death of Consultant during the Consulting Term, this Agreement shall terminate as of the date of his death, without further liability of any party, except in respect of liabilities incurred or accrued up to and including the date of such termination.

     (b) Permanent Disability. In the event the consultant becomes physically or mentally disabled so that he is unable to render the services required by this Agreement for a period of six consecutive months, or for shorter periods aggregating six months during any twelve month period, the Company may at any time after the last day of the six consecutive months of disability, or the day on which shorter periods of disability equal an aggregate of six months, terminate this Agreement by written notice to the Consultant. Thereafter, there shall be no further liability of any party, except in respect of liabilities incurred or accrued up to and including the date of termination. The Consultant will use his best efforts to cooperate with any physician engaged by the Company to determine whether or not a Permanent Disability exists.

     (c) Cause. The Company may terminate this Agreement for "cause" by written notice to the Consultant.
Thereafter, there shall be no further liability of any party, except in respect of liabilities incurred or accrued up to and including the date of termination. Cause shall include, without limitation, intentional misconduct, dishonesty and commission of a crime involving moral turpitude.

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

                              ACETO CORPORATION


                              BY:/s/Leonard S. Schwartz
                                 Leonard S. Schwartz
                                 Chairman, Board of Directors


                              CONSULTANT

                                 /s/Arnold J. Frankel
                                 Arnold J. Frankel

Exhibit 24

                Independent Auditors' Consent

The Board of Directors
Aceto Corporation:

We consent to incorporation by reference in the registration statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 15, 1997, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1997, and all related schedules, which report appears in the June 30, 1997 annual report on Form 10-K of Aceto Corporation.

                                   KPMG PEAT MARWICK LLP

Jericho, New York
September 24, 1997


Pursuant to the requirements of Section 13 or 5 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION
(Company)

By   /s/Leonard S. Schwartz              /s/Donald Horowitz
     Leonard S. Schwartz                 Donald Horowitz
     Chairman, President                 Secretary/Treasurer and
     and Chief Executive Officer         Chief Financial Officer


Date:   September 24, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                    Title                    Date

/s/Leonard S. Schwartz     Chairman, President and     9-24-97
Leonard S. Schwartz        Chief Executive Officer

/s/Donald Horowitz         Secretary/Treasurer,        9-24-97
Donald Horowitz            Chief Financial Officer
                           and Director

/s/Anthony Baldi           Director                    9-24-97
Anthony Baldi

/s/Thomas Brunner          Director                    9-24-97
Thomas Brunner

/s/Samuel I. Hendler       Director                    9-24-97
Samuel I. Hendler


             ACETO CORPORATION AND SUBSIDIARIES

         Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated financial statements:
     Consolidated balance sheets as of June 30, 1997 and 1996 Consolidated statements of income for the years ended
         June 30, 1997, 1996 and 1995
     Consolidated statements of cash flows for the years
         ended June 30, 1997, 1996 and 1995
     Consolidated statements of shareholders' equity for the
         years ended June 30, 1997, 1996 and 1995
     Notes to consolidated financial statements

Schedules:
     II - Valuation and qualifying accounts

     All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.


                Independent Auditors' Report


The Board of Directors
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1997. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                   KPMG PEAT MARWICK LLP


Jericho, New York
August 15, 1997

Aceto Corporation and Subsidiaries
Consolidated Balance Sheets
Years ended June 30, 1997 and 1996


Assets                                             1997        1996
                                                    (In thousands)

Current assets:
     Cash and cash equivalents                  $ 4,142     $ 5,380
     Short-term investments                      10,013      10,595
     Receivables:
       Trade, less allowance for doubtful
        accounts 1997,$219; 1996,$207            24,627      24,739
       Other                                      1,363         590
                                                 25,990      25,329

     Inventory                                   31,210      30,156
     Prepaid expenses                               240         104
     Deferred income tax benefit                  1,267       1,125
     Property held for sale                         512         595

          Total current assets                   73,374      73,284

Long-term investments                            11,212      12,737
Long-term notes receivable                          948         790

Property and equipment:
   Computers                                        674         616
   Furniture and fixtures                           573         500
   Automobiles                                      178         230
                                                  1,425       1,346
     Less accumulated depreciation                1,125       1,046
                                                    300         300
Other assets                                        311         191

Total Assets                                    $86,145     $87,302

See accompanying notes to consolidated financial statements.

Liabilities and Shareholders' Equity                1997          1996
(In thousands except par value)

Current liabilities:
  Drafts and acceptances payable                 $   743       $ 1,002
  Current installments on long-term debt             250           250
  Accounts payable                                 3,939         3,047
  Accrued merchandise purchases                   11,720        11,202
  Accrued compensation                             3,455         3,330
  Accrued environmental remediation                1,387           790
  Accrued income taxes                               943           701
  Other accrued expenses                           2,010         2,055
     Total current liabilities                    24,447        22,377

Long-term debt, excluding current
     installments                                    500         1,000
Deferred income taxes                                 14            14

Redeemable preferred stock                           750           750

Shareholders' equity:
  Common stock, $.01 par value per share;
     Authorized 10,000 shares;
       issued: 1997,6,001; 1996,6,001                 60           60
       outstanding: 1997,4,654; 1996,5,188
  Capital in excess of par value                  57,381       57,387
  Retained earnings                               21,079       16,646
                                                  78,520       74,093
  Less:
    Cost of common shares held in treasury;
       1997, 1,347 shares; 1996, 813 shares       18,086       10,932

       Total shareholders' equity                 60,434       63,161

Commitments and contingencies

Total Liabilities and Shareholders' Equity       $86,145      $87,302

Aceto Corporation and Subsidiaries
Consolidated Statements Of Income
Years ended June 30, 1997, 1996 and 1995


                                     1997          1996          1995
                             (In thousands except per share amounts)

Net sales                         $169,387      $183,163      $164,783
Cost of sales                      148,053       159,289       139,949
     Gross profit                   21,334        23,874        24,834

Selling, general and
  administrative expenses           12,719(1)     13,430        13,847
Provision for environmental
  remediation                          800(2)         -             -

     Operating profit                7,815        10,444        10,987

Other income (expense):
  Interest expense                    (110)         (157)         (196)
  Interest and other
     income                          2,496         1,522         1,824
                                     2,386         1,365         1,628
  Income before income taxes        10,201        11,809        12,615

Income taxes:
  Federal:
    Current                          3,571         3,603         4,016
    Deferred                          (121)          346            89
  State and local:
    Current                            544           644           738
    Deferred                           (21)           62            16
                                     3,973         4,655         4,859

Net Income                         $ 6,228(1)(2) $ 7,154       $ 7,756

Net income per common and
   common equivalent share:        $  1.24(1)(2) $  1.34       $  1.38

See accompanying notes to consolidated financial statements.

(1) Includes an after-tax charge of $187($.04/share), $225 pre-tax, in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then wholly owned subsidiary in Waterbury, CT. This subsidiary was sold on June 19, 1996.

(2) Includes an after-tax charge of $480($.09/share), $800 pre-tax, to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, NJ.


Aceto Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Years ended June 30, 1997, 1996 and 1995

                                                1997       1996       1995
                                                       (In thousands)
Operating activities:
 Net income                                   $6,228     $7,154      $7,756
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Depreciation                                179        265         299
     Loss (gain) on sale of assets              (198)       257         --
     Stock distribution to employees             --           3           1
     Effect of market value over original
           option price for options exercised     59        144         272
     Provision for doubtful accounts              12          3          28
     Provision for (recovery of) deferred
          income taxes                          (142)       407         104
     Changes in operating assets and
        liabilities:
     Decrease (increase)in investments -
       trading securities                       (437)     2,965       1,044
      Decrease (increase) in trade accounts
        receivable                               100      1,350      (2,540)
      Decrease (increase) in other receivables  (773)       576        (406)
      Decrease (increase) in inventory        (1,054)       367      (4,350)
      Decrease (increase) in prepaid expenses   (136)       123         321
     Decrease (increase) in long-term
       notes receivable                         (158)        28          25
     Increase in other assets                   (120)        --          --
     Increase (decrease) in drafts &
        acceptances payable                     (259)        73        (421)
      Increase (decrease) in accounts payable    892        467        (231)
      Increase (decrease) in accrued
        merchandise purchases                    518       (153)      2,510
      Increase (decrease)in accrued
        compensation                             125       (263)        270
      Increase (decrease)in accrued
        environmental remediation                597       (195)       (685)
     Increase (decrease) in accrued income
        taxes                                    242       (980)       (138)
     Increase (decrease) in other accrued
        expenses                                 (45)      (200)        222
Net cash provided by operating activities      5,630     12,391       4,081

Investing activities:
  Purchases of investments-held-to-maturity   (6,186)    (7,653)     (7,083)
  Proceeds from investments-held-to-maturity   8,728      3,838       4,968
  Purchases of property and equipment           (155)       (77)       (212)
  Proceeds from sale of property                 259         92          --
Net cash provided by (used in) investing
    activities                                 2,646     (3,800)     (2,327)

Financing activities:
  Payments of long-term debt                    (500)      (500)       (500)
  Payments of cash dividends                  (1,795)    (1,948)     (1,851)
  Proceeds from exercise of stock options        138        223         258
  Payments for purchases of treasury stock    (7,357)    (2,630)     (3,139)
Net cash used in financing activities         (9,514)    (4,855)     (5,232)
Net increase (decrease) in cash and
      cash equivalents                        (1,238)     3,736      (3,478)
Cash and cash equivalents at beginning of
     year                                      5,380      1,644       5,122

Cash and cash equivalents at end of year      $4,142     $5,380      $1,644

See accompanying notes to consolidated financial statements.


Aceto Corporation and Subsidiaries
Consolidated Statements of Shareholders' Equity
(Dollars in thousands)
                                                         Common
                      Common    Capital in               Stock
                      Stock     Excess of    Retained    Held in
                      Issued    Par Value    Earnings    Treasury      Total

Balance at June 30, 1994 $55      $50,168     $12,842    $(6,219)      $56,846
Net income                 -            -       7,756          -         7,756
Stock distribution to
  employees (100 shares)   -            -          -           1             1
Cash dividends:
  Common stock             -            -      (1,774)         -        (1,774)
  Preferred stock          -            -         (77)         -           (77)
Exercise of stock options
  (45,000 shares)          -         (136)          -        530            394
Federal income tax benefit
  from 1980 stock option
   plan                    -          136           -          -            136
Purchase of treasury stock
  (211,000 shares)         -            -           -     (3,139)       (3,139)

Balance at June 30, 1995   55      50,168      18,747     (8,827)       60,143
Net income                 -            -       7,154          -         7,154
Stock distribution to
  employees (175 shares)   -            1          -           2             3
Stock dividend paid
  (471,000 shares)          5        7,303     (7,313)         -            (5)
Cash dividends:
  Common stock             -             -     (1,869)         -        (1,869)
  Preferred stock          -             -        (73)         -           (73)
Exercise of stock options
  (36,000 shares)          -          (159)        -         400           241
Federal income tax benefit
  from 1980 stock option
   plan                    -           126         -          -            126
Purchase of treasury stock
  (171,000 shares)         -             -         -      (2,630)       (2,630)
Conversion of redeemable
  preferred stock
  (11,000 shares)          -           (52)        -         123            71

Balance at June 30, 1996   60       57,387    16,646     (10,932)       63,161
Net income                 -            -      6,228          -          6,228
Cash dividends:
  Common stock             -            -     (1,725)         -         (1,725)
  Preferred stock          -            -        (70)         -            (70)
Exercise of stock options
  (19,000 shares)          -          (46)        -          203           157
Federal income tax benefit
 from 1980 stock option
  plan                     -           40                     -             40
Purchase of treasury stock
  (552,000 shares)         -            -         -       (7,357)       (7,357)

Balance at June 30, 1997  $60     $57,381    $21,079    $(18,086)      $60,434

See accompanying notes to consolidated financial statements.

Aceto Corporation and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 1997, 1996 and 1995

(Dollars in thousands except amounts and par value per share)

(1)  Description of Business
The Company is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United States; to a minor extent, some chemicals are sold abroad.

(2)  Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of Aceto Corporation and all subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Revenue Recognition
Revenue is recognized at the time goods are sold and shipped.

Inventory
Inventory consists of finished goods and is stated at the lower of cost (principally on a specific identification basis) or market (net realizable value).

Property and Equipment
Property and equipment are stated at cost. The Company depreciates property and equipment using sum-of-the-years and declining balance methods. The range of estimated useful lives are as follows:

     Computers                                5 years
     Furniture and fixtures                  10 years
     Automobiles                              3 years

Property Held for Sale
Property held for sale is stated at cost. Buildings included in the property held for sale are depreciated using the straight-line method over twenty years. Impairment, if any, is recognized if the estimated fair value less costs to sell is lower than the carrying value.

Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Income Per Common and Common Equivalent Share
Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding for the period. Weighted average common shares outstanding for fiscal years ended
June 30, 1997, 1996 and 1995 were 4,972,000, 5,299,000 and
5,545,000, respectively, after giving retroactive effect to the 10% stock dividend paid in January 1996 and included common stock equivalents of 46,000, 62,000 and 63,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not materially dilutive during the three year period.

Cash and Cash Equivalents
There were no cash equivalents at June 30, 1997 and 1996.
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Marketable Investment Securities
Investments at June 30, 1997 and 1996 consisted of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its debt and equity securities as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.
In determining realized gains and losses, the cost of securities sold is based on the specific identification method.

Trading securities were recorded at their fair market value of $3,301 and $2,866 at June 30, 1997 and 1996, respectively, and were classified as short-term investments. Unrealized gains and losses on trading securities are included in earnings. Dividend and interest income are recognized when earned. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. The cost of held-to-maturity securities approximated their fair market value.

Held-to-maturity securities at June 30, 1997 and 1996
consisted of:
                                                     Due after
                                     Due in           one year
                                    less than          through
                                     one year        three years

                                 1997      1996      1997     1996

U.S. Treasury securities       $1,989    $1,994   $   999  $ 1,967
Corporate debt securities       3,548     4,763    10,213   10,770
Municipal obligations            1,175      972       ---      ---
                                $6,712   $7,729   $11,212  $12,737

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

The difference between the fair value of long-term financial instruments and their carrying value at June 30, 1997 and 1996 was not material. The fair value of the Company's long-term debt and notes receivable were based upon current rates for similar financial instruments offered to the Company.

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

Impairment of Long-Lived Assets and Long-Lived Assets to be
Disposed of
The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", on July 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

Stock Options
Prior to July 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement 123"), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the prior year and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

(3) Debt and Financing Arrangements
(a) Long-term debt outstanding at June 30, 1997 and 1996 was as follows:

                                          1997       1996
 Note payable to the Prudential
 Insurance Company of America
 in equal semi-annual installments
 of $250 maturing Jan. 1, 1999,
 plus interest at 9.10% payable
 quarterly.                             $  750     $1,250

Less current installments                  250        250
                                        $  500     $1,000

(b) The agreement underlying the long-term debt contains certain defined restrictive covenants, including limitations on corporate acquisitions and mergers and additional debt, minimum working capital and debt/equity ratios and the acquisition of the Company's stock.

(c) At June 30, 1997 and 1996 the Company had available two lines of credit with financial institutions totaling $13,000. The credit arrangements do not: (i) restrict withdrawals of funds; (ii) have a formal requirement relating to compensating balances for either credit utilized or available; or (iii) provide for commitment fees.
However, there are informal arrangements under which the Company maintains compensating balances. The compensating balance arrangements at June 30, 1997 and for the year then ended were satisfied by collected balances. There were no short-term loans outstanding under the lines of credit at any time during the three year period ended June 30, 1997. The lines of credit can be withdrawn by the financial institutions at any time.

(4) Income Taxes
The tax effects of temporary differences that give rise to a significant portion of the deferred tax assets and liabilities at June 30, 1997 and 1996 are presented below:

                                          1997         1996
Deferred tax assets:
     Accrued environmental remediation
      liabilities not currently
      deductible                       $   555      $   316
     Accrued compensation                  468          450
     Additional costs inventoried for
      tax purposes pursuant to the
      Tax Reform Act of 1986               156          234
     Allowance for doubtful accounts
       receivable                           88           83
     Other                                  --           42

      Net deferred tax asset           $ 1,267      $ 1,125

Deferred tax liabilities:
     Differences in depreciation
       of property and equipment       $   (14)     $  (14)

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $3,300. Taxable income for the years ended June 30, 1997 and 1996 was approximately $9,900 and $12,800, respectively. Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 1997, 1996 and 1995 was as follows:

                                1997       1996       1995

Federal statutory tax rate      34.0%      34.0%      34.0%
State and local taxes, net
 of Federal income tax
 benefit                         3.4        3.9        3.9
Other                            1.5        1.5        0.6
Effective tax rate              38.9%      39.4%      38.5%

(5)  Redeemable Preferred Stock
The Company has 2,000,000 authorized shares of redeemable preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. All of the outstanding preferred stock is held by the Aceto Corporation Profit Sharing Plan. Redeemable preferred stock outstanding at both June 30, 1997 and 1996 consisted of the following:

                              Shares     Par Value

Third series                  100,000        $250
Fourth series                  40,000         100
Fifth series                   40,000         100
Sixth series                   40,000         100
Seventh series                 40,000         100
Eighth series                  40,000         100
                                             $750

The third, fourth, fifth, sixth, seventh and eighth series of preferred stock are convertible beginning on the date of issue into the Company's common stock at ratios of 6.4, 6.4, 5.1, 6.0, 6.0 and 4.2 shares of preferred stock to 1 share of common stock, respectively, subject to antidilution provisions. The third and sixth series pay 10%, the fourth and fifth series pay 8%, the seventh series pays 9.5% and the eighth series pays 9% annual cumulative cash dividends on par value. All series have voting rights. In the event of liquidation of the Company, all series share ratably in the remaining proceeds.

On April 9, 1996 the Aceto Corporation Profit Sharing Plan converted 28,000 shares of second series preferred stock of Aceto Corporation into 11,000 shares of Aceto Corporation common stock.

(6) Supplemental Cash Flow Information
Cash paid for interest and income taxes during the years ended June 30, 1997, 1996 and 1995 was as follows:

                              1997        1996        1995

     Interest               $  110      $  156      $  196
     Income taxes            5,024       3,736       4,762

In June, 1997, the Company received a note in the amount of $206 in connection with the sale of a building and land. In
June 1996, the Company received notes aggregating $635 in connection with the sale of certain assets and real property. (see note 10)

(7)  Stock Option Plan
(a) Under the Company's 1980 stock option plan, the option prices are determined by the Board of Directors and can be greater or less than the market value of the stock on the date the options are granted. These options become exercisable in whole or in part, as determined by the Board of Directors, beginning on the date of grant, and must be exercised no later than five or ten years, depending on the terms at the date of grant, after the date they become exercisable.

Through June 30, 1997, options were granted to officers and key employees who own less than 10% of the Company's stock.
At June 30, 1997, options to purchase 9,000 shares were available for grant.

(b) The following tabulations summarize the shares of common stock under option at June 30, 1997, 1996 and 1995 as adjusted only for stock dividends, if any, occurring in that year, and the activity with respect to options for the respective years then ended.

                                           Weighted
                         No. of        average exercise
                         shares        price per share

Shares under option
 and exercisable:
 June 30, 1997           152,000            $10.86
 June 30, 1996           122,000              9.70
 June 30, 1995           110,000              8.41

Shares under option
 but not exercisable:
 June 30, 1997           200,000            $12.77
 June 30, 1996           106,000             11.67
 June 30, 1995             --                  --

Options granted during
 years ended:
 June 30, 1997           150,000            $13.39
 June 30, 1996           146,000             11.91
 June 30, 1995            13,000             12.50

Options exercised during
 years ended:
 June 30, 1997            19,000            $ 7.29
 June 30, 1996            36,000              6.15
 June 30, 1995            45,000              5.72

At June 30, 1997, the weighted average option price for the 352,000 option shares outstanding under the 1980 stock option plan was $11.94 with expiration dates ranging from December 31, 1997 to December 31, 2013. Options cancelled during fiscal 1997 and 1996 were 8,000 and 1,000, respectively. No options were cancelled during fiscal 1995.

(c) Under the Company's 1980 stock option plan, upon exercise of options, the excess of the option price over the par value is credited to capital in excess of par value. When treasury stock is issued upon the exercise of options, the difference between the option price and the cost of treasury stock is recorded in capital in excess of par value. Under the plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $121, $128 and $86 in fiscal 1997, 1996 and 1995, respectively.

The per share weighted average fair value of stock options
granted during 1997 and 1996 was $4.34 and $5.78,
respectively, on the date of grant using the Black-Scholes
option-pricing model with the following weighted average
assumptions:
                                               Risk-free
     Date       Expected         Expected      interest     Dividend
     of grant   volatility(%)    life(years)   rate(%)      yield(%)

1997
     1/24/97       20              5.0           6.19          2.62
     6/05/97       20             13.4           6.52          2.67

1996
     1/29/96       20              5.0           5.18          2.25
     1/29/96       20              6.8           5.24          2.25
     3/20/96       20              6.8           5.93          2.34

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                           1997         1996

Net income:
     As reported         $6,228        $7,154
     Pro forma            6,145         6,943

Income per share:
     As reported         $ 1.24        $ 1.34
     Pro forma             1.22          1.30


Summarized information about stock options outstanding and exercisable at June 30, 1997 is as follows:

                    Outstanding                     Exercisable

Exercise
price       Number    Average   Average        Number      Average
range       of        life(1)   price(2)       of          price
            shares                             shares      (2)

$ 5-$10     36,000     2.0       $ 6.89       36,000        $ 6.89

$11-$15    316,000     8.5       $12.57      116,000        $12.22

  (1)Weighted average contractual life remaining, in years.
  (2)Weighted average exercise price.

(8) Interest and Other Income
Interest and other income earned during the fiscal years ended June 30, 1997, 1996 and 1995 were comprised of the following:

                                  1997       1996       1995

Dividends                       $   19     $   14     $   20
Interest                         1,595      1,469      1,547
Net gain (loss)on investments      105         44         (5)
Net gain (loss)on sale of assets   198       (243)         -
Royalty income                     248        143        119
Misc. other income                 331         95        143
                                $2,496     $1,522     $1,824

(9) Environmental Remediation
It is the policy of the Company to accrue and charge against earnings environmental remediation costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1,500. During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800 in the quarter ended September 30, 1996. At June 30, 1997 the remaining liability was $1,400. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

(10) Notes Receivable
In June, 1997 a subsidiary of the Company sold real property and received a ten year note, payable monthly, in the amount of $206, maturing in June 2007, bearing interest at 9.5%. This note is secured by a first mortgage on the property.
In connection with this sale, the Company recorded a $198 gain.

In June 1996, the Company sold certain assets and real property of its Pfaltz & Bauer, Inc. subsidiary for $726, which included two notes receivable aggregating $635. One note, in the amount of $460, matures in July 2021 and bears interest at 9.25%. The other note, in the amount of $175, matures in June 2003 and bears interest at prime plus 1%. The note for $460 is payable monthly and is secured by a first mortgage on the real property. The note for $175 is payable quarterly beginning in June 1999 and is collateralized by a security interest in the assets sold and contract rights. In connection with this sale of assets, the Company recorded a $247 loss.

In connection with the sale of assets, the Company agreed to maintain $275 of unencumbered funds for a period of seven years from the date of sale to secure the purchaser's rights and the Company's obligations under the terms of the agreement, including indemnification for certain environmental matters, if any arise. The unencumbered balance could be reduced to $100 if certain environmental certifications were obtained. These certifications were received in September, 1996 and, therefore, the unencumbered balance was reduced accordingly. The payments on the notes are also subject to the purchaser's rights of set off as provided in the agreement which is identical to those affecting the unencumbered funds.

The Company holds a ten-year note maturing in October 2003 in the amount of $256 secured by a first mortgage on the real property it sold in September 1993. This note is payable monthly with interest at prime plus 3% through September 1996 and prime plus 2 1/2% for the balance of the term.

(11) Profit-Sharing Plans
The Company has profit-sharing plans in which employees of the parent company and subsidiaries are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of compensation paid. The Company's provisions for profit sharing contribution amounted to $607, $664 and $668 in fiscal 1997, 1996 and 1995, respectively.

(12) Commitments and Contingencies
(a) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency
(EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on companys of these products compensate the initial company for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on companys do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all company's to continue marketing a pesticide product, often both the initial and follow-on companys establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually, and are included in cost of sales.

Liability under FIFRA would arise if the Company marketed pesticide products not registered under FIFRA, or failed to compensate the initial company for the cost of producing the necessary test data. Since the Company markets no pesticide products which are not registered, and compensates initial companys for the cost of producing test data, it believes it does not subject itself to contingent liabilities in such regard.

(b) The Company and its subsidiaries are subject to various claims which have arisen in the normal course of their business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition.

(c) The Company enters into foreign exchange contracts entirely as hedges relating to foreign inventory purchase commitments. These financial instruments are designed to minimize exposure and reduce risk from exchange rate fluctuations in the regular course of business. Gains and losses on the foreign exchange contracts are reported as a component of the related transaction. At June 30, 1997 the Company had contracts maturing at various dates through April 10, 1998 to purchase approximately $11,300 in foreign currencies (primarily British Pounds, Belgian Francs, German Marks and Japanese Yen).

(d) At June 30, 1997, the Company had non-negotiated letters of credit to purchase merchandise of approximately $7,500, which approximated the fair value of the merchandise.

(e) The Company currently leases an office facility under an operating lease expiring April 2001. At June 30, 1997, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

               Fiscal year
                 ending
                June 30                 Amount

                 1998                 $  555
                 1999                    555
                 2000                    555
                 2001                    440
                 2002                     -
                                      $2,105

Total rental expense relating to the current office facility amounted to approximately $480 for each of the years in the three-year period ended June 30, 1997.

(13) Segment Information
The Company's operations, which principally consist of the marketing of chemicals, are considered to be one industry segment as defined by Financial Accounting Standards Board
Statement No. 14.

(14) Business and Credit Concentrations
None of the Company's customers accounted for as much as 10% of revenues in fiscal 1997 and 1996. One of the Company's customers accounted for 10% of revenues in fiscal 1995. One of the Company's suppliers accounted for 22%, 25% and 20% of total purchases in fiscal 1997, 1996 and 1995, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located primarily in the United States. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts. The Company as a policy does not require collateral from its customers, however it maintains credit insurance covering certain non-United States receivables.

                                         Schedule II

                ACETO CORPORATION AND SUBSIDIARIES

                 Valuation and Qualifying Accounts

             Years ended June 30, 1997, 1996 and 1995

                            Balance at   Charged to               Balance
                            beginning    costs and     Deduc-      at end
      Description           of year     expenses       tions      of year


Year ended June 30, 1997:
  Allowance for doubtful
     accounts               $ 207,366      80,379      68,379(a)  $ 219,366

Year ended June 30, 1996:
  Allowance for doubtful
     accounts               $ 204,366      95,509      92,509(a)   $ 207,366

Year ended June 30, 1995:
  Allowance for doubtful
     accounts               $ 176,366     111,191      83,191(a)   $ 204,366

(a)  Specific accounts written off as uncollectible.