Form 10-Q
period 1997-09-30
ACETO CORP
filed 1997-11-12
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549
                                Form 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1997 Commission file number 0-4217
                            ACETO CORPORATION
         (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report. Common Stock - 4,486,386

                     PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                   ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                             (In thousands)


                                                         (Unaudited)
                                                   Sept. 30        June 30
                                                     1997           1997

Assets

Current assets:
 Cash and cash equivalents                        $   2,210      $   4,142
 Short-term investments                              10,425         10,013
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept. $227; June $219)                           24,991         24,627
   Other                                              1,368          1,363
                                                     26,359         25,990

 Inventory                                           27,209         31,210
 Prepaid expenses                                       299            240
 Deferred income tax benefit                          1,267          1,267
 Property held for sale                                 507            512

     Total current assets                            68,276         73,374

Long-term investments                                 9,210         11,212
Long-term notes receivable                              937            948
Property and equipment:
  Computers                                             708            674
  Furniture and fixtures                                576            573
  Automobilies                                          160            178
                                                      1,444          1,425
  Less accumulated depreciation                       1,125          1,125
                                                        319            300

Other assets                                            304            311

Total assets                                       $ 79,046      $  86,145

See accompanying notes to consolidated financial statements.

                   ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED BALANCE SHEETS

                     (In thousands except par value)


                                                          (Unaudited)
                                               Sept. 30          June 30
                                                 1997              1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $   544         $  743
  Current installments on long-term debt             500            250
  Accounts payable                                 2,494          3,939
  Accrued merchandise purchases                    7,494         11,720
  Accrued compensation                             2,737          3,455
  Accrued environmental remediation                1,380          1,387
  Accrued income taxes                             1,301            943
  Other accrued expenses                           1,994          2,010
          Total current liabilities               18,444         24,447

Long-term debt, excluding current installments       250            500
Deferred income taxes                                 14             14

Redeemable preferred stock                           750            750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Sept., 6001 shares; June,                60             60
     6,001 shares; Outstanding: Sept.,
     4,486 shares; June, 4,654 shares
  Capital in excess of par value                  57,412         57,381
  Retained earnings                               22,613         21,079

                                                  80,085         78,520
   Less:
     Cost of common stock held in treasury;
     Sept., 1,515 shares;  June, 1,347 shares     20,497         18,086

          Total shareholders' equity              59,588         60,434

Commitments and contingencies

Total liabilities and shareholders' equity      $ 79,046       $ 86,145

See accompanying notes to consolidated financial statements.

                   ACETO CORPORATION AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF INCOME

                (In thousands, except per share amounts)


                                                    (Unaudited)
                                                Three Months Ended
                                                      Sept. 30

                                              1997                1996

Net sales                                  $ 43,764            $ 39,184
Cost of sales                                38,595              34,805
     Gross profit                             5,169               4,379

Selling, general and administrative
     expenses                                 3,139               3,864

 Operating profit                             2,030                 515

Other income (expense):
   Interest expense                            (17)                 (29)
   Interest and other income                   487                  468

                                               470                  439

Income before income taxes                    2,500                 954

Provision for income taxes                      967                 443

Net income                                 $  1,533             $   511

Net income per common and common
  equivalent share                         $   0.33             $  0.10

See accompanying notes to consolidated financial statements.

                   ACETO CORPORATION AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)

                                                          (Unaudited)
                                                       Three Months Ended
                                                           September 30
                                                       1997           1996
Operating activities:
  Net income                                        $ 1,533      $    511
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation                                        45            40
     Gain on sale of assets                              (8)            -
     Effect of market value over original
       option price for options exercised                26             3
     Increase in provision for doubtful accounts          8            25
     Changes in operating assets and liabilities:
       Increase in investments - trading securities    (159)         (227)
       Increase in trade accounts receivable           (372)         (120)
       Increase in other receivables                     (5)          (90)
       Decrease in inventories                        4,001         5,922
      Decrease (increase) in prepaid expenses           (59)           37
       Decrease in long-term notes receivable            11             5
      Decrease in other assets                            7             -
       Decrease in drafts and acceptances payable      (199)         (340)
      Increase in current installments on
       long-term debt                                   250           250
       Decrease in accounts payable                  (1,445)         (740)
       Decrease in accrued merchandise purchases     (4,226)       (2,396)
       Decrease in accrued compensation                (718)         (347)
       Increase(decrease) in accrued environmental
       remediation                                       (7)          780
      Increase in income taxes payable                  358           108
      Decrease in other accrued expenses                (16)         (120)
Net cash provided by (used in) operating activities    (975)        3,301

Investing activities:
  Purchases of investments - held-to-maturity        (1,207)       (4,686)
  Proceeds from investments - held-to-maturity        2,955         4,575
  Purchases of property and equipment                   (60)          (46)
  Proceeds from sale of property                         10             -
Net cash provided by (used in) investing activities   1,698          (157)

Financing activities:
  Payments of long-term debt                           (250)         (250)
  Proceeds from exercise of stock options                79             8
    Payments for purchases of treasury stock         (2,484)       (2,212)
Net cash used in financing activities                (2,655)       (2,454)

Net increase(decrease) in cash and cash equivalents  (1,932)          690

Cash and cash equivalents at beginning of period      4,142         5,380

Cash and cash equivalents at end of period          $ 2,210       $ 6,070

See accompanying notes to consolidated financial statements.

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollars in thousands except per share amounts)
                          Unaudited

Note 1:

The consolidated financial statements of Aceto Corporation and subsidiaries included herein have been prepared by the Company and reflects all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

These financial statements do not include all disclosures associated with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1997.


Note 2:  Income per Common and Common Equivalent Share

Income per common and common equivalent share is determined based on the weighted average number of common and common equivalent shares outstanding for the period. Weighted average common shares outstanding for the quarters ended
Sept. 30, 1997 and 1996, were 4,602,000 and 5,159,000 and
included common stock equivalents of 95,000 and 53,000, respectively. Shares issuable upon the assumed conversion of preferred stock were excluded from the computation since they were not dilutive during these three month periods.


Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the three months ended September 30, 1997 and 1996 was as follows:

                              1997                 1996

          Interest          $   17               $   29
          Income taxes         593                1,614


Note 4:  Marketable Investment Securities

Investments at September 30, 1997 and 1996 consisted of U.S. Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

At September 30 and June 30, 1997, short-term investments included $3,462 and $3,303 trading securities, and $6,963 and $6,710 held-to-maturity securities, respectively.


Note 5:  Interest and Other Income

                            For Three Months
                                 Ended
                               September 30
                            1997        1996

Interest on investments   $  364      $  415
Net gain (loss) on
   investments                74          (3)
Miscellaneous other
   income                     49          56
                          $  487      $  468


Note 6: It is the policy of the Company to accrue and charge against earnings environmental remediation costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, NJ. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the Consultant a liability was established in fiscal 1993 for $1,500. During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the Consultant. As a result, the Company reported an additional liability of $800 in the quarter ended September 30, 1996. At September 30, 1997 the remaining liability was $1,400. The Company believes it is possible that such amount may not be sufficient to cover future environmental remdiation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending upon the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $21.8 million and $25.4 million at September 30 and June 30, 1997, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased slightly, to $49.8 million at September 30, 1997 from $48.9 million at June 30, 1997. Inventory levels decreased significantly to $27.2 million at September 30, 1997 from $31.2 million at June 30, 1997, while accounts payable and accrued purchases payable decreased $5.7 million during the same period. These decreases were due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business. The reduction of cash and cash equivalents was due primarily to the repurchase of 175,000 shares of the Company's common stock for $2.5 million.


RESULTS OF OPERATIONS:

Net sales increased 12% to $43.8 million in the three months ended September 30, 1997 compared with the same period in the prior year. Increased sales of dye and pigment intermediates, agricultural chemicals and pharmaceutical intermediates somewhat offset by a decline in sales to the generic pharmaceutical industry accounted for the increase. Volume increased by 23%; the aforementioned increase in sales of dye and pigment intermediates, which tend to be lower priced, accounted for the greater increase in volume than sales dollars.

Gross profit margins increased to 11.8% from 11.2% for the three months ended September 30, 1997 compared with the same period last year. Increased sales of certain higher margin agricultural chemicals accounted for virtually all the increase.

Selling, general and administrative expenses decreased
$725,000, or 19% compared to the same period last year.
Selling expenses and consulting fees both increased by $100,000 compared to the same period last year. This was more than offset by an $800,000 charge for environmental remediation, as well as a $225,000 settlement of a violation, both recorded during the quarter ended September
30, 1996.

Other income increased to 487,000 for the three months ended September 30, 1997 from $468,000 for the same period last year. Gains on trading securities due to fair market valuation increased by $80,000 which was mostly offset by lower interest income due to lower levels of cash available for investment.

The effective tax rate decreased to 38.7% for the three months ended September 30, 1997 from 46.4% for the same period last year. A significant portion of the aforementioned $225,000 settlement was not tax deductible which caused an unusually high tax rate during the quarter ended September 30, 1996.


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

                 PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.


     (a)  Exhibits - Exhibit 27.  Financial Data Schedule.

     (b) Reports on Form 8-K. During the three months ended September 30, 1997 the Company did not file any reports on Form 8-K.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION


DATE  November 6, 1997             BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  November 6, 1997             BY  (signed) / by Leonard S. Schwartz
                                     Leonard S. Schwartz,Chief Executive
                                             Officer