Form 10-Q
period 1997-12-31
ACETO CORP
filed 1998-02-10
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                    WASHINGTON, D.C. 20549
                           Form 10-Q

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended December 31, 1997 Commission file number 0-4217

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

Common Stock - 4,473,657

               PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

             ACETO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                               (Unaudited)
                                                 Dec. 31st    June 30th
                                                    1997         1997

ASSETS

Current assets:
 Cash and cash equivalents                      $  2,534     $  4,142
 Short-term investments                           10,471       10,013
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec. $259; June $219)                         23,511       24,627
   Other                                             898        1,363
                                                  24,409       25,990

 Inventories                                      29,697       31,210
 Prepaid expenses                                    223          240
 Deferred income tax benefit                       1,267        1,267
 Property held for sale                              503          512

     Total current assets                         69,104       73,374

Long-term investments                              8,189       11,212
Long-term notes receivable                           926          948
Property and equipment:
 Computers                                           798          674
 Furniture and fixtures                              580          573
 Automobiles                                         146          178
                                                   1,524        1,425

 Less accumulated depreciation                     1,144        1,125
                                                     380          300

Other assets                                         296          311

Total assets                                    $ 78,895     $ 86,145

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

               (In thousands except par value)

                                              (Unaudited)
                                                Dec. 31st    June 30th
                                                   1997        1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    375      $    743
  Current installments on long-term debt            250           250
  Accounts payable                                3,465         3,939
  Accrued merchandise purchases                   6,433        11,720
  Accrued compensation                            3,004         3,455
  Accrued environmental remediation               1,378         1,387
  Accrued income taxes                              619           943
  Other accrued expenses                          1,921         2,010
          Total current liabilities              17,445        24,447

Long-term debt, excluding current installments      250           500
Deferred income taxes                                14            14

Redeemable preferred stock                          750           750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Dec., 6,001 shares; June,               60            60
     6,001 shares; outstanding: Dec.,
     4,474 shares; June, 4,654 shares
  Capital in excess of par value                 57,446        57,381
  Retained earnings                              23,746        21,079
                                                 81,252        78,520
   Less:
     Cost of common stock held in treasury;
      Dec.,1,527 shares; June, 1,347 shares      20,816        18,086

          Total shareholders' equity             60,436        60,434

Commitments and contingencies

Total liabilities and shareholders' equity     $ 78,895      $ 86,145

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                            (Unaudited)
                                       For Six Months Ended
                                             Dec. 31st

                                            1997          1996

Net sales                                $ 84,435      $ 75,034
Cost of sales                              73,737        65,724
     Gross profit                          10,698         9,310

Selling, general and administrative
     expenses                               6,114         6,613

     Operating profit                       4,584         2,697

Other income (expense):
     Interest expense                         (35)          (58)
     Interest and other income                936         1,017
                                              901           959

     Income before income taxes             5,485         3,656

Provision for income taxes                  1,978         1,483

Net income                               $  3,507      $  2,173

Net income per common share:

     Basic                               $   0.77      $   0.42

     Diluted                                 0.75          0.42

Weighted average shares outstanding:

     Basic                                  4,491         5,032

     Diluted                                4,649         5,145

See accompanying notes to condensed consolidated financial statements.

             ACETO CORPORATION AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                                (Unaudited)
                                           For Three Months Ended
                                                 Dec. 31st

                                             1997           1996

Net sales                                $ 40,671       $ 35,850
Cost of sales                              35,142         30,919
     Gross profit                           5,529          4,931

Selling, general and administrative
     expenses                               2,975          2,750

     Operating profit                       2,554          2,181

Other income (expense):
     Interest expense                         (18)           (29)
     Interest and other income                449            549
                                              431            520

     Income before income taxes             2,985          2,701

Provision for income taxes                  1,011          1,039

Net income                               $  1,974       $  1,662

Net income per common share:

     Basic                               $   0.43       $   0.33

     Diluted                                 0.43           0.33

Weighted average shares outstanding:

     Basic                                  4,474          4,959

     Diluted                                4,643          5,070

See accompanying notes to condensed consolidated financial statements.

              ACETO CORPORATION AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (In thousands)
                                                      (Unaudited)
                                                   For Six Months Ended
                                                          Dec. 31st
                                                       1997       1996
Operating activities:
  Net income                                          $ 3,507    $ 2,173
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation                                          94         85
     Effect of market value over original
       option price for options exercised                  77         30
     Increase in provision for doubtful accounts           40         30
     Changes in operating assets and liabilities:
       Increase in investments - trading securities      (169)      (281)
       Decrease in trade accounts receivable            1,076      2,725
       Decrease in other receivables                      465         24
       Decrease in inventories                          1,513      5,293
       Decrease in prepaid expenses                        17         25
       Decrease in long-term notes receivable              22         14
       Decrease in other assets                            15         -
       Decrease in drafts and acceptances payable        (368)      (290)
       Decrease in accounts payable                      (474)      (862)
       Decrease in accrued merchandise purchases       (5,287)    (4,457)
       Decrease in accrued compensation                  (451)        (7)
       Increase (decrease) in environmental remediation    (9)       736
       Decrease in accrued income taxes payable          (324)      (316)
       Increase (decrease) in other accrued expenses      (89)        42
Net cash provided by (used in) operating activities      (345)     4,964

Investing activities:
  Purchases of investments - held-to-maturity          (1,351)    (4,715)
  Proceeds from investments - held-to-maturity          4,085      4,579
  Purchases of property and equipment                    (164)       (53)
Net cash provided by (used in) investing activities     2,570       (189)

Financing activities:
  Payments of long-term debt                             (250)      (250)
  Payments of cash dividends                             (840)      (922)
  Proceeds from exercise of stock options                 173         87
  Payments for purchases of treasury stock             (2,916)    (3,636)
Net cash used in financing activities                  (3,833)    (4,721)

Net increase (decrease) in cash and cash equivalents   (1,608)        54

Cash and cash equivalents at beginning of period        4,142      5,380

Cash and cash equivalents at end of period            $ 2,534    $ 5,434

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

Note 2:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the six months ended December 31, 1997 and 1996 was as follows:

                              1997                 1996

          Interest          $   35               $   57
          Income taxes       2,249                3,055


Note 3:  Marketable Investment Securities

Investments at December 31, 1997 and 1996 consisted of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

Short-term investments consisted of $3,472 and $3,303 trading securities and $6,999 and $6,710 held-to-maturity securities at December 31, 1997 and June 30, 1997, respectively.

Note 4:  Interest and Other Income

                               For Six Months             For Three Months
                                   Ended                        Ended
                                 December 31                  December 31
                               1997        1996             1997       1996

Interest on investments      $  681      $  838            $ 317      $ 423
Net gain on investments          84          47               10         50
Miscellaneous other
   income                       171         132              122         76
                             $  936      $1,017            $ 449      $ 549

Note 5: It is the policy of the Company to accrue and charge against earnings environmental remediation costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, NJ. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the Consultant a liability was established in fiscal 1993 for $1,500. During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the Consultant. As a result, the Company reported an additional liability of $800 in the quarter ended September 30, 1996. At December 31, 1997 the remaining liability was $1,400. The Company believes it is possible that such amount may not be sufficient to cover future environmental remdiation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending upon the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

Note 6:  Net Earnings per Common Share

For the periods ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividends on the Company's $2.50 Cumulative Redeemable Preferred Stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net earnings per common share amounts -
- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computation for net earnings is as follows:

                                     SIX MONTHS ENDED
                                     DECEMBER 31, 1997

                             INCOME          SHARES        PER SHARE
                           (NUMERATOR)   (DENOMINATOR)     AMOUNTS

(IN THOUSANDS, EXCEPT
PER SHARE DATA)

Net earnings                  $3,507
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              3,472          4,491          $0.77

EFFECT OF DILUTIVE
   SECURITIES
Stock options                     -              65
Convertible preferred stock       35             93

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $3,507          4,649          $0.75


                                    THREE MONTHS ENDED
                                     DECEMBER 31, 1997

                              INCOME          SHARES        PER SHARE
                            (NUMERATOR)   (DENOMINATOR)      AMOUNTS

(IN THOUSANDS, EXCEPT
PER SHARE DATA)

Net earnings                  $1,974
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              1,939          4,474          $0.43

EFFECT OF DILUTIVE
   SECURITIES
Stock options                      -             76
Convertible preferred stock       35             93

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,974          4,643          $0.43


                                      SIX MONTHS ENDED
                                     DECEMBER 31, 1996

                              INCOME          SHARES        PER SHARE
                            (NUMERATOR)   (DENOMINATOR)      AMOUNTS

(IN THOUSANDS, EXCEPT
PER SHARE DATA)

Net earnings                  $2,173
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              2,138          5,032          $0.42

EFFECT OF DILUTIVE
   SECURITIES
Stock options                      -             20
Convertible preferred stock       35             93

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $2,173          5,145          $0.42


                                      THREE MONTHS ENDED
                                       DECEMBER 31, 1996

                              INCOME          SHARES        PER SHARE
                            (NUMERATOR)   (DENOMINATOR)      AMOUNTS

(IN THOUSANDS, EXCEPT
PER SHARE DATA)

Net earnings                  $1,662
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              1,627          4,959           $0.33

EFFECT OF DILUTIVE
   SECURITIES
Stock options                      -             18
Convertible preferred stock       35             93

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,662          5,070           $0.33



      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $21.2 million and $25.4 million at December 31 and June 30, 1997, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased to $51.7 million at December 31, 1997 from $48.9 million at June 30, 1997. Drafts and acceptances, accounts payable and accrued purchases payable decreased significantly by $6.1 million at December 31, 1997 compared to June 30, 1997. This decrease and other minor changes in the components of working capital were due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business. The decrease in cash and cash equivalents and long term investments was due primarily to the repurchase of 198,000 shares of the Company's common stock for $2.9 million.

RESULTS OF OPERATIONS:

Net sales increased by 13% for both the six and three months ended December 31, 1997 compared to the same periods last year. Stronger sales of intermediates for the color producing industries, agricultural chemicals and pharmaceutical intermediates, offset somewhat by a decline in sales to the generic pharmaceutical industry, accounted for the increase in both periods. This continued a trend begun in the fourth quarter of fiscal 1997. Volume increased by 24% and 25%, respectively, for the same periods over the prior year. Price erosion in certain of our product lines, especially color intermediates, combined with the increased sales occurring primarily in product areas that tend to be lower priced, accounted for the greater increase in volume than sales for both periods.

Gross margins as a percentage of sales remained virtually unchanged at 12.7% and 13.6% for the six months and three months ended December 31, 1997, compared with 12.4% and 13.8% for the same periods a year earlier. The small increase in the six months can be attributed to a general softening of the cost of chemicals, offset somewhat by increased freight and warehousing costs.

Selling, general and administrative expenses for the six months ended December 31, 1997 decreased by $500,000 or 8% compared to the same period last year. Significant increases in selling expenses and consulting fees along with modest increases in office expense, telephone and other expenses this year were more than offset by an $800,000 charge for environmental remediation, as well as a $225,000 settlement of a violation, both recorded during the quarter ended September 30, 1996. For the three months ended December 31, 1997 there was an increase of $225,000, or 8%, compared to the same period last year. The aforementioned increases in selling expenses and consulting fees accounted for most of this change.

Other income decreased to $936,000 and $449,000 for the six and three months ended December 31, 1997 from $1,017,000 and $549,000 for the same periods last year. Lower cash available for investments due to the Company's stock repurchase program, along with lower interest rates, caused a significant decrease in interest income on investments for both periods.

The effective tax rate decreased to 36.1% and 33.9% for the six months and three months ended December 31, 1997 from 40.6% and 38.5% for the same periods last year. The aforementioned settlement of a violation, of which a significant portion was not deductible for tax purposes, increased the tax rate for the six months ended December 31, 1996. A significant payment from the Company's non-qualified retirement plan, which is deductible for tax purposes on the date of distribution, caused an unusually low tax rate for the six months and three months ended December 31, 1997.

Item 4:   Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 4, 1997, the matter of the election of ten directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

The nominees for directors were: Arnold Frankel; Robert E. Parsont; Samuel I. Hendler; Anthony Baldi; Thomas Brunner; Donald Horowitz; Leonard Schwartz; Stephen M. Goldstein; Robert A. Wiesen and Richard Amitrano. The election of said nominees was uncontested.

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:

                                     VOTES
                        VOTES      AGAINST OR                     BROKER
NOMINEE                  FOR        WITHHELD     ABSTENTIONS    NON-VOTES

Arnold Frankel        3,887,807        5,675         273,470          -
Robert E. Parsont     3,854,259       39,223         273,470          -
Samuel I. Hendler     3,885,373        8,109         273,470          -
Anthony Baldi         3,863,445       30,037         273,470          -
Thomas Brunner        3,863,445       30,037         273,470          -
Donald Horowitz       3,847,345       46,137         273,470          -
Leonard Schwartz      3,885,075        8,407         273,470          -
Stephen M. Goldstein  3,873,811       19,671         273,470          -
Robert A. Wiesen      3,854,753       38,729         273,470          -
Richard Amitrano      3,863,445       30,037         273,470          -

In addition, at the same annual meeting, management submitted for ratification by the stockholders an amendment to the Corporation's 1980 Stock Option Plan. This amendment, among other things, increases by 250,000 the number of shares of the Corporation's common stock with respect to which stock options may be granted, and extends the termination date of the Plan to September 19, 2005. It was adopted, approved, ratified and confirmed.

The tabulation was as follows:


     VOTES            VOTES      VOTES                          BROKER
      FOR            AGAINST    WITHHELD     ABSTENTIONS      NON-VOTES

   3,157,480         534,664        0           222,248         252,560


                 PART II.  OTHER INFORMATION

Item 6:   Exhibits and Reports on Form 8-K.


     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b)  Reports on Form 8-K.  During the three months ended
          December 31, 1997 the Company did not file any reports on Form 8-K.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION


DATE  February 6, 1997             BY  (signed) / by Donald Horowitz
                                     Donald Horowitz, Chief Financial
                                                 Officer

DATE  February 6, 1997             BY  (signed) / by Leonard S. Schwartz
                                     Leonard S. Schwartz, Chief Executive
                                                 Officer