Form 10-Q
period 1998-03-31
ACETO CORP
filed 1998-05-13
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549
                          Form 10-Q

         QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 1998 Commission file number 0-4217

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,742,118


               PART I.   FINANCIAL INFORMATION


Item 1.  Financial Statements

             ACETO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

                       (In thousands)

                                              (Unaudited)
                                                Mar. 31st     June 30th
                                                   1998          1997

ASSETS

Current assets:
 Cash and cash equivalents                      $  4,542      $  4,142
 Short-term investments                           11,178        10,013
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Mar. $298; June $219)                         29,943        24,627
   Other                                             347         1,363
                                                  30,290        25,990

 Inventories                                      27,653        31,210
 Prepaid expenses                                    258           240
 Deferred income tax benefit                       1,267         1,267
 Property held for sale                              498           512

     Total current assets                         75,686        73,374

Long-term investments                              5,993        11,212
Long-term notes receivable                           915           948
Property and equipment:
 Computers                                           809           674
 Furniture and fixtures                              588           573
 Automobiles                                         176           178
                                                   1,573         1,425

 Less accumulated depreciation                     1,190         1,125
                                                     383           300

Other assets                                         289           311

Total assets                                    $ 83,266      $ 86,145

See accompanying notes to condensed consolidated financial statements.


             ACETO CORPORATION AND SUBSIDIARIES

                 CONSOLIDATED BALANCE SHEETS

               (In thousands except par value)

                                               (Unaudited)
                                                Mar. 31st     June 30th
                                                   1998          1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    537       $    743
  Current installments on long-term debt            500            250
  Accounts payable                                3,507          3,939
  Accrued merchandise purchases                   8,261         11,720
  Accrued compensation                            2,481          3,455
  Accrued environmental remediation               1,378          1,387
  Accrued income taxes                            1,062            943
  Other accrued expenses                          1,885          2,010
          Total current liabilities              19,611         24,447

Long-term debt, excluding current installments       -             500
Deferred income taxes                                14             14

Redeemable preferred stock                          750            750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Mar., 9,001 shares; June,               90             60
     6,001 shares; outstanding: Mar.,
     6,742 shares; June, 4,654 shares
  Capital in excess of par value                 57,533         57,381
  Retained earnings                              25,859         21,079
                                                 83,482         78,520
   Less:
     Cost of common stock held in treasury;
      Mar., 2,259 shares; June, 1,347 shares     20,591         18,086

          Total shareholders' equity             62,891         60,434

Commitments and contingencies

Total liabilities and shareholders' equity     $ 83,266       $ 86,145

See accompanying notes to condensed consolidated financial statements.


       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)


                                           (Unaudited)
                                       For Nine Months Ended
                                             March 31st
                                       1998            1997

Net sales                          $134,889        $122,396
Cost of sales                       118,501         107,273
     Gross profit                   16,388           15,123

Selling, general and administrative
     expenses                        9,286            9,806

     Operating profit                7,102            5,317

Other income (expense):
     Interest expense                  (47)             (84)
     Interest and other income       1,516            1,728
                                     1,469            1,644

     Income before income taxes      8,571            6,961

Provision for income taxes           2,952            2,713

Net income                        $  5,619         $  4,248

Net income per common share:

     Basic                        $   0.83         $   0.56

     Diluted                          0.80             0.56

Weighted average shares outstanding:

     Basic                           6,735            7,482

     Diluted                         6,983            7,651

See accompanying notes to condensed consolidated financial statements.


       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

         CONDENSED CONSOLIDATED STATEMENTS OF INCOME

          (In thousands, except per share amounts)

                                                 (Unaudited)
                                            For Three Months Ended
                                                   March 31st
                                           1998                 1997

Net sales                               $ 50,453             $ 47,361
Cost of sales                             44,763               41,549
     Gross profit                          5,690                5,812

Selling, general and administrative
     expenses                              3,172                3,192

         Operating profit                  2,518                2,620

Other income (expense):
     Interest expense                        (12)                 (26)
     Interest and other income               580                  712
                                             568                  686

     Income before income taxes            3,086                3,306

Provision for income taxes                   974                1,231

Net income                              $  2,112             $  2,075

Net income per common share:

     Basic                              $   0.31             $   0.28

     Diluted                                0.30                 0.28


Weighted average shares outstanding

     Basic                                 6,731                7,346

     Diluted                               6,989                7,513


See accompanying notes to condensed consolidated financial statements.



       ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (In thousands)
                                                            (Unaudited)
                                                          Nine Months Ended
                                                              March 31st.

                                                            1998         1997
Operating activities:
  Net income                                             $ 5,619      $ 4,248
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation                                            149          130
     Gain on sale of assets                                   -          (198)
     Effect of market value over original
       option price for options exercised                    204           33
      Provision for doubtful accounts                         79           43
      Changes in operating assets and liabilities:
      Decrease (increase) in investments -
         trading securities                                  (91)          50
      Increase in trade accounts receivable               (5,395)      (4,028)
      Decrease (increase) in other receivables             1,016       (1,293)
      Decrease in inventories                              3,557        3,797
      Decrease (increase) in prepaid expenses                (18)          47
      Decrease (increase)in long-term notes receivable        33         (151)
      Decrease in other assets                                22           -
      Decrease in deferred tax benefit                        -           206
      Decrease in drafts and acceptances payable            (206)        (594)
      Increase in current installments on long-term debt     250          250
      Increase (decrease) in accounts payable               (432)       3,548
      Increase (decrease )in accrued merchandise
         purchases                                        (3,459)       1,026
      Increase (decrease) in accrued compensation           (974)          31
      Increase (decrease)in environmental remediation         (9)         634
      Increase in income taxes payable                       119           89
      Decrease in other accrued expenses                    (125)        (327)
Net cash provided by operating activities                    339        7,541

Investing activities:
  Purchases of investments - held-to-maturity              5,828       (5,802)
  Proceeds from investments - held-to-maturity            (1,683)       5,619
  Purchases of property and equipment                       (218)         (78)
  Proceeds from sale of property                              -           258
Net cash provided by (used in) investing activities        3,927           (3)

Financing activities:
  Payments of long-term debt                                (500)        (500)
  Payments of cash dividends                                (840)        (922)
  Proceeds from exercise of stock options                    390           97
  Payments for purchases of treasury stock                (2,916)      (4,835)
Net cash used in financing activities                     (3,866)      (6,160)

Net increase in cash and cash equivalents                    400        1,378
Cash and cash equivalents at beginning of period           4,142        5,380
Cash and cash equivalents at end of period               $ 4,542      $ 6,758

See accompanying notes to condensed consolidated financial statements.



    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
    (In thousands except amounts and par value per share)

Note 1:

The consolidated financial statements of Aceto Corporation and subsidiaries included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

These financial statements do not include all disclosures associated with financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1997.

Note 2:  Common Stock Split

On March 18, 1998, the Board of Directors authorized a three for two stock split effected in the form of a stock dividend, which was payable April 13, 1998, to shareholders of record on March 30, 1998. In accounting for the stock split, an amount equal to the par value of the common shares issued was transferred from additional paid in capital to common stock. This transfer has been reflected on the consolidated balance sheet as of March 31, 1998. The share amounts presented in the consolidated balance sheet as of June 30, 1997 reflect the actual share amounts issued and outstanding at June 30, 1997. Par value remains unchanged at $.01 as well as the authorized shares of 10,000. All historical weighted average share and net income per share amounts have been restated to reflect the stock split.

Note 3:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the nine months ended March 31, 1998 and 1997 were as follows:

                              1998                 1997

          Interest          $   47               $   85
          Income taxes       2,704                3,684


Note 4:  Marketable Investment Securities

Investments at March 31, 1998 and 1997 consisted of U.S.
Treasury, corporate debt and equity securities, and municipal obligations. The Company classifies its investments as either trading or held-to-maturity securities. Trading securities are bought and held principally for the purpose of selling them in the short term. Held-to-maturity are those securities in which the Company has the ability and intent to hold until maturity.

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

Short-term investments consisted of $3,394 and $3,303 trading securities and $7,784 and $6,710 held-to-maturity securities at March 31, 1998 and June 30, 1997, respectively.


Note 5:  Interest and Other Income

                             For Nine Months           For Three Months
                                  Ended                      Ended
                                 March 31                   March 31

                             1998        1997          1998           1997

Interest on investments    $1,006      $1,281        $  325         $  443
Net gain on investments       107          66            23             19
Miscellaneous other income    403         381           232            250
                           $1,516      $1,728        $  580         $  712


Note 6: Environmental Remediation

It is the policy of the Company to accrue and charge against earnings environmental remediation costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, NJ. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the Consultant a liability was established in fiscal 1993 for $1,500. During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the Consultant. As a result, the Company reported an additional liability of $800 in the quarter ended September 30, 1996. At March 31, 1998 the remaining liability was $1,378. The Company believes it is possible that such amount may not be sufficient to cover future environmental remdiation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending upon the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.


Note 7:  Net Earnings per Common Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128,
"Earnings Per Share." In accordance with the requirements of SFAS No. 128, net earnings per common share amounts ("basic EPS") were computed by dividing net earnings after deducting preferred stock dividends on the Company's $2.50 cumulative redeemable preferred stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net earnings per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock. SFAS No. 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Earnings per share amounts for the same prior-year periods have been restated to conform with the provisions of SFAS No. 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computation for net earnings was as follows:

                                       NINE MONTHS ENDED
                                         MARCH 31, 1998

                             INCOME          SHARES        PER SHARE
                           (NUMERATOR)   (DENOMINATOR)     AMOUNTS



Net earnings                  $5,619
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              5,584         6,735          $0.83

EFFECT OF DILUTIVE
   SECURITIES
Stock options                    -             109
Convertible preferred stock       35           139

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $5,619         6,983         $0.80


                                      THREE MONTHS ENDED
                                        MARCH 31, 1998

                               INCOME          SHARES        PER SHARE
                             (NUMERATOR)     (DENOMINATOR)     AMOUNTS


Net earnings                    $2,112
Preferred stock dividends         -

BASIC EPS
Net earnings attributable
  to common stock                2,112           6,731           $0.31

EFFECT OF DILUTIVE
   SECURITIES
Stock options                      -               119
Convertible preferred stock        -               139

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock                 $2,112          6,989          $0.30


                                          NINE MONTHS ENDED
                                           MARCH 31, 1997

                            INCOME             SHARES           PER SHARE
                          (NUMERATOR)      (DENOMINATOR)        AMOUNTS



Net earnings                  $4,248
Preferred stock dividends        (35)

BASIC EPS
Net earnings attributable
  to common stock              4,213           7,482             $0.56

EFFECT OF DILUTIVE
   SECURITIES
Stock options                     -               30
Convertible preferred stock       35             139

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $4,248           7,651            $0.56


                                   THREE MONTHS ENDED
                                     MARCH 31, 1997

                              INCOME          SHARES        PER SHARE
                            (NUMERATOR)   (DENOMINATOR)      AMOUNTS


Net earnings                   $2,075
Preferred stock dividends          -

BASIC EPS
Net earnings attributable
  to common stock               2,075         7,346           $0.28

EFFECT OF DILUTIVE
   SECURITIES
Stock options                      -             27
Convertible preferred stock        -            139

DILUTED EPS
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $2,075          7,512          $0.28


      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short-term and long-term investments which totaled $21.7 million and $25.4 million at March 31, 1998 and June 30, 1997, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Some components of working capital had significant changes during the nine month period. Inventory decreased $3.5 million to $27.7 millon at March 31, 1998 from $31.2 million at June 30, 1997. This resulted in a decrease of $4.1 million in the total of drafts and acceptances, accounts payable and accrued purchases payable during the same period. These decreases were due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business. Receivables increased by $4.3 million to $30.3 million at March 31, 1998 from $26.0 million at June 30,
1997 due to higher sales in March 1998 compared to June
1997. Cash and cash equivalents, short-term investments and long-term investments decreased by a total of $3.7 million to $21.7 million at March 31, 1998 from $25.4 million at June 30, 1997. The decrease was due primarily to the repurchase of 198,000 shares of the Company's common stock (prior to the three for two stock split) for $2.9 million. Accrued compensation was $2.5 million at March 31, 1998 compared to $3.5 million at June 30, 1997. The retirement of three senior executives on June 30, 1997 was the primary reason for the decrease.

The Company announced a 3 for 2 stock split on March 18, 1998 with a record date of March 30, 1998, paid April 13, 1998.

RESULTS OF OPERATIONS:

Net sales increased by 10.2% and 6.5% for the nine and three months ended March 31, 1998, respectively, compared to the same periods last year. For the nine months, increases in sales of color intermediates and non-generic pharmaceutical products, especially a new product introduced in fiscal 1997, somewhat offset by decreases in sales of agrochemicals and bulk generic pharmaceuticals, accounted for the increase. For the three months, the significant sales of the aforementioned new pharmaceutical product, tempered by a decline in agrochemicals sales, resulted in the increase.

Volume increased by 15.9% and 3.3%, respectively, for the same periods over the prior year. Price erosion in some of our product lines, especially color intermediates and certain industrial chemicals, offset by increased sales of the higher-priced pharmaceutical product previously mentioned, accounted for the greater increase in volume than
sales for the nine months.   For the three months, the
slight difference between the sales increase and the volume increase can be attributed to the mix of products sold during the quarter.

Gross margins as a percentage of sales decreased to 12.1%
and 11.3% for the nine and three months ended March 31, 1998 compared with 12.4% and 12.3% for the same periods in the prior year. The decreases can be attributed to increased freight and warehousing costs, in addition to the significant sales of the pharmaceutical product referred to earlier, which is lower margin business. The greater decrease for the three months is because sales of the aforementioned product accounted for a greater percentage of corporate sales in the three month period than the nine month period.

Selling, general and administrative expenses for the nine months ended March 31, 1998 decreased by $520,000 or 5.3% compared to the same period last year. Selling expenses increased by $388,000 to $1,037,000 from $649,000. This was the result of an increase in the cost of business travel along with the continued development of our international sales activities. Consulting fees increased by $280,000 primarily due to consulting agreements with recently retired senior executives. In addition, there were modest increases in office and telephone expense. In spite of these increases, an $800,000 charge for environmental remediation, as well as a $225,000 settlement of a violation, both recorded during the nine months ended March 31, 1997, caused the decrease in expenses this year. Lower compensation, in addition to a decrease in medical and business insurance expense contributed to the decrease.

For the three months ended March 31, 1998 there was a slight decrease in selling, general and administrative expenses compared to the same period last year. Increases in selling expenses, consulting fees and bank fees were more than offset by decreases in compensation expense and in the cost of medical and business insurance.

Other income decreased to $1,516,000 and $580,000 for the nine and three months ended March 31, 1998 from $1,728,000 and $712,000 for the same periods last year. Lower cash available for investments due to the Company's stock repurchase program, along with lower interest rates, caused a significant decrease in interest income on investments.
This was partially offset by an increase in profits from valuation of securities when comparing the nine month periods.

The effective tax rate decreased to 34.4% and 31.6% for the nine and three months ended March 31, 1998 from 39.0% and 37.2% for the same periods last year. The aforementioned settlement of a violation, of which a significant portion was not deductible for tax purposes, increased the tax rate for the nine months ended March 31, 1997. Significant payments from the Company's non-qualified retirement plan, which are deductible for tax purposes on the date of distribution, caused an unusually low tax rate for the nine and three months ended March 31, 1998.


                 PART II.  OTHER INFORMATION


Item 6:   Exhibits and Reports on Form 8-K.


     (a)  Exhibits - Exhibit 27.  Financial Data Schedule

     (b) Reports on Form 8-K. During the three months ended March 31, 1998 the Company did not file any reports on Form 8-K.


                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                      ACETO CORPORATION

DATE    May 1, 1998                BY (signed) / by Donald Horowitz
                                      Donald Horowitz, Chief Financial
                                                  Officer

DATE    May 1, 1998                 BY (signed) / by Leonard S. Schwartz
                                      Leonard S. Schwartz, President