Form 10-K
period 1998-06-30
ACETO CORP
filed 1998-09-29
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998
                        Commission file number 0-4217

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

 TITLE OF EACH CLASS              Name of each exchange
                                  ON WHICH REGISTERED
            None
___________________________________________________________________

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

Yes  X      No_____

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 6,698,907

The aggregate market value of the voting stock of the company held by non-affiliates of the company as of September 1, 1998 was $88,120,346.

Documents incorporated by reference: The Company's Proxy Statement for the annual meeting of the Company's shareholders to be held on December 10, 1998. (See Part III herein).

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

During the fiscal year ended June 30, 1998 approximately 50% of the Company's purchases of chemicals came from Europe and approximately 35% from Asia.

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

One of the Company's products accounted for 15% of revenues in fiscal
1998; no product accounted for as much as 10% of revenues in fiscal 1997 or 1996. One of the Company's customers, DuPont Pharmaceuticals Company, purchasing primarily the aforementioned product, also accounted for 15% of revenues in fiscal 1998. Again, no customer accounted for as much as 10% of revenues in fiscal 1997 or 1996. One of the Company's suppliers accounted for 25%, 22% and 25% of total purchases in fiscal 1998, 1997 and 1996, respectively.

Certain of the chemicals purchased by the Company are supplied to it on an exclusive basis, including the aforementioned pharmaceutical product. Based on its relationships with its vendors, the Company believes its vendors will continue to supply such chemicals on an exclusive basis.

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

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment will have no material effect on the capital expenditures and competitive position of the Company. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1.5 million. During fiscal 1997, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800,000 in the quarter ended September 30, 1996. At June 30, 1998 the remaining liability was $1.4 million. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

At June 30, 1998, the Company employed approximately 75 persons, none of whom were covered by a collective bargaining agreement.

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

At June 30, 1998, the Company owned two parcels in Long Island City, New York, with buildings totaling 10,000 square feet. One parcel of 5,000 square feet was sold in July 1998 and the other is held for sale.

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

      (None)

                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 1998              HIGH                LOW
First Quarter           12 7/8               9 1/2
Second Quarter          13 5/8              12 1/8
Third Quarter           15 1/4              13 1/8
Fourth Quarter          16 1/2              14 1/4

FISCAL 1997              HIGH                LOW
First Quarter           10 1/2               8 1/8
Second Quarter           9 5/8               8 1/2
Third Quarter            9 5/8               8 3/8
Fourth Quarter          10                   8 1/2


*The above prices represent high and low prices for actual transactions.

A 3 for 2 stock split was paid in April 1998. The above prices have been adjusted for the split and dividend, as appropriate.

A cash dividend of $0.13 per common share was paid in June 1998. Cash dividends of $0.18 per common share were paid in January 1998, June 1997 and January 1997.

As of September 1, 1998, there were approximately 700 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 5,300,000 shares and counted as owned by one holder. Additional individual holdings in "street name" result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

ITEM 6.  SELECTED FINANCIAL DATA

             (In thousands, except per share amounts)


YEARS ENDED JUNE 30             1998         1997         1996         1995         1994
Net sales                   $182,954     $169,387     $183,163     $164,783     $149,847
Net income                     7,557  (1)(2)6,228        7,154        7,756        6,994
Net income per common          $1.08  (1)(2)$0.82        $0.88        $0.92        $0.82
  share (3)
Total assets                  84,379       86,145       87,302       86,116       81,798
Working capital               54,423       48,927       50,907       48,289       43,606
Long-term debt                     -          500        1,000        1,500        2,000
Redeemable preferred             750          750          750          821          821
  stock
Shareholders' equity          63,261       60,434       63,161       60,143       56,846
Number of common               6,699        6,981        7,782        7,985        8,259
 shares outstanding
 at year end (3)
Book value per common        $  9.44      $  8.66      $  8.12      $  7.53      $  6.88
  share (3)
Cash dividends per            $ 0.31       $ 0.36      $  0.36      $  0.36      $  0.32
common share


 (1) Includes an after-tax charge of $187 ($.03/share)(3)in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then wholly owned subsidiary in Waterbury, CT. This subsidiary was sold on June 19, 1996.
 (2) Includes an after-tax charge of $480 ($.06/share)(3)to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, NJ.
 (3)  Adjusted for stock split and dividend, as appropriate.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


Liquidity and Capital Resources:

The Company's primary source of liquidity is cash provided from operating activities; $8.6 million in fiscal 1998 and $5.8 million in fiscal 1997. Cash and short-term investments totaled $21.0 and $14.2 million and working capital was $54.4 and $48.9 million at June 30, 1998 and 1997, respectively. In addition, the Company's long-term investments totaled $8.0 and $11.2 million for the same periods. These investments are highly liquid and can be used for working capital if needed. The Company has sufficient lines of credit available with banks, should any additional funds be required.

Some components of working capital had significant changes. Inventory decreased $4.4 million to $26.8 million at June 30, 1998 from $31.2 million at June 30, 1997. This resulted in a decrease of $2.8 million in the total of drafts and acceptances payable, accounts payable and accrued merchandise purchases. These decreases were due primarily to the timing of merchandise purchases and were not the result of a change in the trend of business. Cash and cash equivalents, short-term investments and long-term investments increased by a total of $3.6 million to $29.0 million at June 30, 1998 from $25.4 million at June 30, 1997. The increase was due to current earnings and the lower inventory level, partially offset by the repurchase of the Company's common stock for $3.6 million during fiscal 1998. Accrued compensation was $2.5 million at June 30, 1998 compared to $3.5 million at June 30, 1997. The retirement of three senior executives on June 30, 1997 was the primary reason for the decrease.

The Company's stock buyback program resulted in the repurchase of 250,000 shares for $3.6 million during fiscal 1998 and 552,000 shares for $7.4 million during fiscal 1997. The Company announced a 3 for 2 stock split on March 18, 1998 with a record date of March 30, 1998, paid April 13, 1998.

The former site of Arsynco, Inc., one of the Company's closed manufacturing facilities, requires environmental remediation. In October 1996 the Company's environmental consultant completed its investigation of the property and estimated a cost of $1.5 million to complete the remediation. In the quarter ended September 30, 1996 the Company increased the current environmental remediation liability by $800,000 thereby adjusting the liability to the revised estimate. At June 30, 1998 the remaining liability was $1.4 million. Any funds required for additional stock buybacks and environmental remediation will be funded by the aforementioned sources of liquidity.

Results of Operations:

Net sales increased 8% in fiscal 1998, to $183.0 million from $169.4 million in fiscal 1997. Virtually all the sales increase can be attributed to higher sales of a new pharmaceutical product introduced in fiscal 1997. The 8% sales decrease in fiscal 1997 from 1996 resulted primarily from lower sales of agrochemicals and bulk pharmaceuticals to the generic industry.

Volume increased by 12% from 1997 to 1998, compared with a 6% decrease from 1996 to 1997. Selling prices across many of our product areas tended to decline in 1998, more than offsetting the effect on volume of the increase in sales of a relatively high-priced product, the aforementioned pharmaceutical. These price declines explain the greater increase in volume than sales in fiscal 1998. During fiscal 1997, selling prices remained relatively stable, but the decrease in sales of bulk pharmaceuticals, which tend to be higher priced, accounted for the slightly greater decrease in sales than volume.

Gross margins as a percentage of sales decreased to 12.2% in fiscal 1998 from 12.6% in fiscal 1997 and 13.0% in fiscal 1996. Increased freight and warehousing costs, in addition to the significant sales of the aforementioned product, which is low margin business, accounted for the decline in 1998. The decrease in fiscal 1997 can be attributed to increased competition in the dye and pigment intermediates business.

Selling, general and administrative expenses increased slightly in fiscal 1998 compared to 1997. Selling expenses increased by $500,000 to $1.5 million from $1.0 million. This was the result of an increase in the cost of business travel along with the continued development of our international sales activities. Consulting fees increased by $300,000 primarily due to consulting agreements with recently retired senior executives. In addition, there were modest increases in bank fees, office and telephone expenses. Offsetting most of these increases was a decrease in compensation expense resulting from the aforementioned retirees, and a decrease in medical and business insurance expense. Selling, general and administrative expenses were down 5% in fiscal 1997 compared to 1996. Several components increased, including the cost of medical insurance, selling expenses, legal expense and consulting fees. These increases were more than offset by the elimination of selling, general and administrative expenses of $1.3 million from the former Pfaltz & Bauer, Inc. subsidiary.

Interest expense, which primarily relates to long-term debt, was $59,000, $110,000 and $157,000 in fiscal 1998, 1997 and 1996, respectively. The interest on long-term debt continues to decline as scheduled payments reduce the principal balance.

Other income decreased to $2.3 million in fiscal 1998 compared to $2.5 million in fiscal 1997. Lower cash available for investments during the fiscal year due to the Company's continuing stock repurchase program, along with lower interest rates, caused a significant decrease in interest income on investments. This was partially offset by an increase in commission income. The sale of property held by a subsidiary resulted in a $200,000 gain during fiscal 1997. There were many factors that accounted for a $1.0 million increase in other income in comparing fiscal 1997 to 1996. In conjunction with the aforementioned sale of a subsidiary in June 1996, inventory was transferred to the new ownership and the Company has received and will continue to be entitled to a portion of the proceeds from the sale of this inventory for a period of up to three years from the date of transfer. This totaled $170,000 in fiscal, 1997. Also, relating to this transaction, the Company earned approximately $70,000 in interest on two notes. Royalty income increased by $100,000 and higher average cash balances available for investment resulted in an increase of $130,000 in interest income. In addition, during fiscal 1996, a loss of $250,000 was realized on the sale of certain assets of Pfaltz & Bauer, Inc.

The effective tax rates were 35.6%, 38.9% and 39.4% in fiscal 1998, 1997 and 1996, respectively. Significant payments from the Company's non-qualified retirement plan, which are deductible for tax purposes on the date of distribution, caused an unusually low tax rate for the year ended June 30, 1998.

Impact of New Accounting Pronouncements:

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130"), which is effective for fiscal years beginning after December 15, 1997. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Management of the Company does not believe that the implementation of Statement 130 will have a significant impact on its financial position or results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement 131 also is effective for financial statements for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. The Company is currently evaluating the requirements of Statement 131 and believes that the adoption of the statement will not have a material impact on previously reported information.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Early application of all the provisions of this Statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this Statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.

Year 2000 Disclosure:

During fiscal 1998, the Company determined that it needed to modify or replace significant portions of its customized software so that its information systems will function properly with respect to dates in the year 2000 and beyond. In addition, the Company is in the process of assessing all the third party hardware and software it uses for Year 2000 compliance. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ascertain that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company's Year 2000 team includes both internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company has commenced testing its major computer systems and anticipates its information systems transformation for Year 2000 compliance will be completed in early calendar 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis. The Company believes it unlikely that there will be a material effect on the Company.

The Company estimates that its total cost of its Year 2000 initiative will be approximately $100,000.

Market Risk:

The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. As of June 30, 1998, the exposure to these market risks is not considered material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1998 and 1997.

                     QUARTERLY FINANCIAL DATA (Unaudited)
                    (In thousands except per share amounts)


                                    Year ended June 30, 1998
                                          Quarter Ended
            Sept.30,1997      Dec.31,1997       Mar.31,1998       June 30,1998
Net sales       $43,764          $40,671           $50,453           $48,065
Gross profit      5,169            5,528             5,690             5,921
Net income        1,533            1,974             2,112             1,938
Net income per
  common share*    0.22             0.28              0.30              0.28


                                    Year ended June 30, 1997
                                          Quarter Ended
            Sept.30,1996       Dec.31,1996      Mar.31,1997       June 30,1997
Net sales       $39,184           $35,850          $47,361             $46,992
Gross profit      4,379             4,931            5,812               6,211
Net income          511(1)(2)       1,662            2,075               1,981
Net income per
  common share*    0.07(1)(2)        0.22             0.28                0.27

(1) Includes an after-tax charge of $480 ($.06/share)* to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, New Jersey.

(2) Includes an after-tax charge of $187 ($.03/share)* in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then wholly owned subsidiary in Waterbury, CT. This subsidiary was sold on June 19, 1996.

* Adjusted for stock split, as appropriate.

Cost of sales during interim periods is determined by gross profit rates based upon the mix of products sold during each quarter.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Company's proxy statement relating to the annual meeting of the Company's shareholders to be held on December 10, 1998, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the "Proxy Statement"), is hereby incorporated by reference.

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

      (b) No reports on Form 8-K were filed during the three months ended June 30, 1998.

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

      3(iii)(c)   By-laws, currently in effect.

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

      10(iii)     401(k) Plan, effective August 1, 1997.

      10(iv)      Excess Benefit Plan, effective June 30, 1985
                  (incorporated by reference to Exhibit 10(iv) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1985).

      10(iv)(a)   Supplemental Executive Retirement Plan, effective
                  June 30, 1985, as amended and restated, effective
                  July 1, 1992 (incorporated by reference to Exhibit
                  10(iv)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 ("1993 10-
                  K")).

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

      10(ix) Consulting agreement dated July 1, 1997 between the Company and Arnold J. Frankel (incorporated by reference to Exhibit 10(ix) to 1997 10-K).

      21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to 1993 10-K).

      24          Consent of KPMG Peat Marwick LLP.

Exhibit 3(iii)(c)

                         BY-LAWS OF ACETO CORPORATION
                                   ARTICLE I
                            MEETING OF SHAREHOLDERS


SEC. 1.     ANNUAL MEETINGS.  Meetings of shareholders shall be held at the principal office of the Corporation, or at such place within or without the State of New York as the Board of Directors shall authorize. The Annual Meeting of the Shareholders shall be held within six (6) months from the date of the close of the Corporation's fiscal year, at such place and time as the Board of Directors shall authorize. The meeting shall be for the purpose of electing officers and for the transaction of such business as may be brought before it. Notice of such meeting shall be given by the Secretary as required by law; by serving personally or mailing not less than ten (10) days and not more than fifty (50) days previous to such meeting, postage prepaid, a copy of such notice, addressed to each shareholder entitled to vote at such meeting. Any and all notices of such meeting may be waived by any shareholder by written waiver or by attendance thereat, whether in person, or by proxy.

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

SEC. 7.     QUORUM.     At any meeting of the shareholders, the holders of one-
third of the shares entitled to vote thereat shall constitute a quorum for the transaction of any business, provided that when a specified item of business is required to be voted on by a class or series, voting as a class, the holders of one-third of the shares of such class or series shall constitute a quorum for the transaction of such specified item of business. When a quorum is once present to organize a meeting, it is not thereby broken by the subsequent withdrawal of any shareholders. The shareholders present may adjourn the meeting despite the absence of a quorum.

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

ARTICLE II

DIRECTORS

SEC. 1.     NUMBER.     The affairs and business of this Corporation shall be
managed by a Board of ten (10) directors, unless and until otherwise determined by vote of a majority of the entire Board of Directors. The number of Directors shall not be less than three (3). Directors need not be shareholders.

SEC. 2.     HOW ELECTED.      At the annual meeting the persons duly elected by
the votes cast at the election held thereat shall become Directors for the ensuing year.

SEC. 3.     TERM OF OFFICE.   The term of office of each of the Directors shall
be one year, and thereafter until his successor has been elected.;

SEC. 4.     DUTIES OF DIRECTORS.    The Board of Directors shall have control
and general management of the affairs and business of the Corporation. Such Directors shall in all cases act as a Board, regularly convened, by a majority and they may adopt such rules and regulations for the conduct of their meetings and the management of the Corporation, as they may deem proper, not inconsistent with these By-Laws and the Laws of the State of New York. The Board of Directors, by resolution adopted by a majority of the entire Board, may from time to time designate from among its members an Executive Committee and such other committees, and alternate members thereof, as they deem desirable, each consisting of three or more members, with such powers and authority (to the extent permitted by law) as may be provided in much resolution. Each such committee shall serve all the pleasure of the Board.

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

SEC. 6.     NOTICE OF MEETINGS.     Notice of meetings, other than the regular
annual meeting shall be given by service upon each Director in person or by mailing to him or her at his or her last known Post Office address, at least 10 days before the date therein designated for such meeting, including the day of mailing, of a written or printed notice thereof specifying the time and place of such meeting, and the business to be brought before the meeting and no business other than that specified in such notice shall be transacted at any special meeting. At any meeting at which every member of the Board of Directors shall be present, although held without notice, any business may be transacted which might have been transacted if the meeting had been duly called.

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

SEC. 10.    REMOVAL OF DIRECTORS.   Any one or more of the Directors may be
removed either with or without cause, at any time by a vote of the stockholders holding 51% of the stock, at any special meeting called for the purpose, or at the annual meeting.

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

SEC.12.     INDEMNIFICATION OF DIRECTORS AND OFFICERS.      The Corporation
shall indemnify any person, made a party to an action by or in the right of the Corporation to procure a judgment in its favor by reason of the fact that he or she, his or her testator or intestate, is or was a director, officer, or employee of the Corporation, against the reasonable expenses, including attorneys' fees, actually and necessarily incurred by him or her in connection with the defense of such action, or in connection with an appeal therein, except in relation to matters as to which such director, officer, or employee is adjudged to have breached his or her duty to the Corporation. The Corporation shall indemnify any person, made, or threatened to be made, a party to an action or proceeding other than one by or in the right of the Corporation to procure a judgment in its favor, whether civil or criminal, including an action by or in the right of any other corporation of any type or kind, domestic or foreign, which any director, officer, or employee of the Corporation served in any capacity at the request of the Corporation, by reason of the fact that he or she, his or her testator or intestate, was a director, officer, or employee of the Corporation, or served such other Corporation in any capacity, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorneys' fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such director, officer, or employee acted, in good faith, for a purpose which he or she reasonably believed to be in the best interests of the Corporation and, in criminal actions or proceedings, in addition, had no reasonable cause to believe that his or her conduct was unlawful. The foregoing right of indemnification shall not be exclusive of other rights to which he or she may be entitled.

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

SEC. 8.     VICE-PRESIDENTS.  In the absence of or inability of the President to act, the First Vice-President, and if there be no First Vice President, any Vice President designated by the Board shall perform the duties and exercise the powers of the President and shall perform such other functions as the Board of Directors may from time to time designate.

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

SEC. 10.    TREASURER.  The Treasurer shall: a) Have the care and custody of and be responsible for all of the funds and securities of the Corporation and deposit of funds in the name and to the credit of the Corporation in such banks and safe deposit vaults as the Directors may designate; b) Exhibit at all reasonable times his books and accounts to any Director or shareholder of the Corporation upon application at the office of the Corporation during business hours; c) Render a statement of the condition of the finances of the Corporation at each stated meeting of the Board of Directors if called upon to do so. He shall keep at the office of the Corporation correct books of account of all of its business and transactions and such books of account as the Board of Directors may require. He shall do and perform all other duties incident to the office of Treasurer.


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

SEC. 13.    COMPENSATION OF OFFICERS.     The Officers shall receive such
salary or compensation as may from time tfo time be fixed and determined by the Board of Directors. Any Officer may, with the concurrence of the Board of Directors, work less than full time, or serve as a consultant to the Corporation, upon such terms and such salaries, other compensation or consultant's fees as may from time to time be fixed and determined by the Board of Directors.

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

ARTICLE VIII

AMENDMENTS

SEC. 1.     HOW AMENDED.  These By-Laws may be amended, altered or added to by the vote of the Board of Directors of this Corporation at any regular meeting of said Board, or at a special meeting of Directors called for that purpose provided a quorum of the Directors is present at such regular or special meeting. These By-Laws, and any amendments thereto and new By-Laws added by the Directors may be amended, altered or replaced by the stockholders at any annual or special meeting of the stockholders. Whenever any provision of these By-Laws or any amendment thereto shall conflict with a provision in the Certificate of Incorporation ( and amendment thereto then in effect), the applicable provisions in such certificate (so amended) shall prevail and control.

EXHIBIT 10(III)

                                  401(K) PLAN

                            ARTICLE I - DEFINITIONS

As used in this Plan, each of the following terms shall have the meaning for that term set forth in this Article l:

1.1 ACCOUNT: A separate Elective Deferrals Account, Employer Contributions Account, Rollover Contribution Account, and Transferred Account, as the case may be.

1.2 ACCOUNT BALANCE: The value of an Account determined as of the applicable Valuation Date.

1.3     ACTUAL DEFERRAL PERCENTAGE:  The ratio (expressed as a percentage), of
(A) Elective Deferrals made on behalf of an Eligible Participant for the Plan Year (including Excess Elective Deferrals of Highly Compensated Employees, but excluding (1) Excess Elective Deferrals of Non-highly Compensated Employees that arise solely from Elective Deferrals made under the Plan or plans of the Employer or an Affiliate and (2) Elective Deferrals that are taken into account in the ACP Test (provided the ADP Test is satisfied with or without the exclusion of such Elective Deferrals) to (B) the Participant's CODA Compensation for the Plan Year (whether or not the Eligible Employee was a Participant for the entire Plan Year). The Actual Deferral Percentage of an Eligible Participant who would be a Participant but for the failure to make an Elective Deferral is zero.

1.4 ADJUSTMENT FACTOR: The cost of living adjustment factor prescribed by the Secretary of the Treasury under Code Section 415(d) for years beginning after December 31, 1987, as applied to such items and in such manner as the Secretary shall provide.

1.5 ADMINISTRATOR: The Employer, unless otherwise specified by duly authorized action by the Employer.

1.6      ADP TEST:  The Average Actual Deferral Percentage test set forth in
Section 3.4.2(B) of the Plan.

1.7 AFFILIATE: Any corporation or unincorporated trade or business (other than the Employer) while it is:

(A) a member of a Controlled group of corporations (within the meaning of Code
Section 414(b)) of which the Employer is a member;

(B) a member of any trade or business under "common control" (within the meaning of Code Section 414(c)) with the Employer;

(C) a member of an Affiliated service group (as that term is defined in Code
Section 414(m)) which includes the Employer; or

(D) any other entity required to be aggregated with the Employer pursuant to Code Section 414(o). With respect to Section 3.6, Affiliate status shall be determined in accordance with Code Section 415(h).

1.8 ANNUITY CONTRACT: An individual or group annuity contract issued by an insurance company providing periodic benefits, whether fixed, variable or both, the benefits or value of which a Participant or Beneficiary cannot transfer, sell, assign, discount, or pledge as collateral for a loan or as security for the performance of an obligation, or for any other purpose, to any person other than the issuer thereof. The terms of any annuity contract purchased and distributed by the Plan to a Participant or Spouse shall comply with the requirements of this Plan.

1.9 AVERAGE ACTUAL DEFERRAL PERCENTAGE: For any group of Eligible Participants, the average (expressed as a percentage) of the Actual Deferral Percentages for each of the Eligible Participants in that group, including those not making Elective Deferrals.

1.10 AVERAGE CONTRIBUTION PERCENTAGE: For any group of Eligible Participants, the average (expressed as a percentage) of the Contribution Percentages for each of the Participants in that group.

1.11 BENEFICIARY: A person or persons entitled to receive any payment of benefits pursuant to Article VII.

1.12    BENEFIT COMMENCEMENT DATE:  The first day, determined pursuant to
Article V, for which a Participant or Beneficiary receives or begins to receive payment in any form of distribution as a result of death, Disability, termination of Employment, Early Retirement, Plan termination or upon or after Normal Retirement Age or age 70-1/2.

1.13 CODA: A cash or deferred arrangement pursuant to Code Section 401(k) which is part of a profit sharing plan and under which an Eligible Participant may elect to make Elective Deferrals in accordance with Section 3.3.1.

1.14 CODA COMPENSATION: Solely for purposes of determining the Actual Deferral Percentage and the Contribution, CODA Compensation shall be Compensation including elective contributions.

1.15 CODE: The Internal Revenue Code of 1986, as now in effect or as amended from time to time. A reference to a specific provision of the Code shall include such provision and any applicable regulation pertaining thereto.

1.16 COMPENSATION: For purposes of contributions, Compensation shall be limited to the amount paid to the Employee by the Employer as regular salary and wages, overtime pay, bonuses, and commissions, and as defined in Section 3.6.1(H), subject to the following modifications:

(A) For a Self-Employed Individual, Compensation means his or her Earned Income, provided that if the Self-Employed Individual is not a Participant for an entire Plan Year, his or her Compensation for that Plan Year shall be his or her Earned Income for that Plan Year multiplied by a fraction the numerator of which is the number of days he or she is a Participant during the Plan Year and the denominator of which is the number of days in the Plan Year.

Elective Deferral or an Employee Thrift Contribution shall be treated as an Eligible Participant on behalf of whom no such contributions are made.

1.19 DEFINED BENEFIT PLAN: A plan of the type defined in Code Section 4l4(j) maintained by the Employer or Affiliate, as applicable.

1.20 DEFINED CONTRIBUTION PLAN: A plan of the type defined in Code Section 414(i) maintained by the Employer or Affiliate, as applicable.

1.21 DISABILITY: Disability shall mean a condition which results in the Participant's qualification for Social Security disability benefits. The permanence and degree of such impairment shall be supported by medical evidence.

1.22 EARLY RETIREMENT: An actively employed Participant is eligible for Early Retirement upon terminating employment prior to Normal Retirement Age and having attained Age 55.

1.23 EARLY RETIREMENT DATE: The Participant's benefit Commencement Date following his or her termination of Employment on or after satisfying the requirements for Early Retirement and prior to Normal Retirement Age.

1.24 EARNED INCOME: The "net earnings from self-employment" within the meaning of Code Section 401(c)(2) of a Self-Employed Individual from the trade or business with respect to which the Plan is established, but only if the personal services of the Self-Employed Individual are a material income producing factor in that trade or business. Net earnings will be determined without regard to items not included in gross income and the deductions properly allocable to or chargeable against such items and are to be reduced by contributions by the Employer or Affiliate to a Qualified Plan to the extent deductible under Code Section 404. Where this Plan refers to Earned Income in the context of a trade or business other than that with respect to which the Plan is adopted, the term Earned Income means such net earnings as would be Earned Income as defined above if that trade or business was the trade or business with respect to which the Plan is adopted.

Net earnings shall be determined with regard to the deduction allowed to the Employer by Code Section 164(f) for taxable years beginning after December 31, 1989.

1.25 ELECTIVE DEFERRALS: Contributions made to the Plan during the Plan Year by the Employer, at the election of the Participant, in lieu of cash compensation and shall include contributions that are made pursuant to a 401(k) Election.

A Participant's Elective Deferral in any taxable year is the sum of all Employer and Affiliate contributions pursuant to an election to defer under any qualified cash or deferred arrangement, any simplified employee pension plan or deferred arrangement as described in Code Section 402(h)(1)(B), any eligible deferred compensation plan under Code Section 457, any plan as described under Code Section 501(c)(18), and any Employer contributions made on behalf of a Participant for the purchase of an annuity under Code Section 403(b) pursuant to a salary reduction agreement. Such contributions are nonforfeitable when made and are not distributable under the terms of the Plan to Participants or their Beneficiaries earlier than the earlier of:

(A) termination from Employment, death or Disability of the Participant;

(B) termination of the Plan without establishment of another Defined Contribution Plan by the Employer or an Affiliate,

(C) disposition by the Employer or Affiliate to an unrelated corporation of substantially all of its assets used in a trade or business if such unrelated corporation continues to maintain this Plan after the disposition but only with respect to Employees who continue employment with the acquiring unrelated entity. The sale of 85% of the assets used in a trade or business will be deemed a sale of "substantially all" the assets used in a trade or business;

(D) sale by the Employer or Affiliate to an unrelated entity of its interest in an Affiliate if such unrelated entity continues to maintain the Plan but only with respect to Employees who continue employment with such unrelated entity.

Elective Deferrals shall not include any deferrals properly distributed as an Excess Amount pursuant to Section 3.6.2.

1.26 ELECTIVE DEFERRALS ACCOUNT: The Account established for a Participant pursuant to Section 3.5.1.

1.27 ELIGIBLE EMPLOYEE: All Employees except Employees included in a unit of Employees covered by a collective bargaining agreement between the Employer or a Participating Affiliate and the Employee representatives (not including any organization more than half of whose member are Employees who are owners, officers, or executives of the Employer or Participating Affiliate) in the negotiation of which retirement benefits were the subject of good faith bargaining, unless the bargaining agreement provides for participation in the Plan.

1.28 ELIGIBLE PARTICIPANT: An Eligible Employee who has met the eligibility requirements set forth in the Adoption Agreement whether or not he or she makes Elective Deferrals and/or Employee Thrift Contributions.

1.29 EMPLOYEE: A Self-Employed Individual, or any individual who is employed by the Employer in the trade or business with respect to which the Plan is adopted and any individual who is employed by an Affiliate. Each Leased Employee shall also be treated as an Employee of the recipient Employer. The preceding sentence shall not apply, however, to any Leased Employee who is
(A) covered by a money purchase pension plan maintained by the Leasing organization referred to in Section 1.54 which provides, with respect to such Leased Employee, a nonintegrated Employer contribution rate of at least 10% of Limitation Compensation, but including amounts contributed pursuant to a salary reduction agreement which are excluded from the Employee's gross income under Code Section 402(a)(8), Code Section 402(h) or Code Section 403(b), immediate participation, and full and immediate vesting and (B) such Leased Employees do not constitute mote than 20% of the Employer's and Affiliates' non-highly compensated workforce. For purposes of the Plan, all Employees will be treated as employed by a single employer.

1.30 EMPLOYER: Aceto Corporation. For all purposes relating to eligibility, participation, contributions, vesting and allocations, Employer includes all Participating Affiliates.

1.31    EMPLOYER ACCOUNT:  The Employer Contributions Account.

1.32 EMPLOYER CONTRIBUTIONS: Any contributions made by the Employer for the Plan Year on behalf of a Participant in accordance with Section 3.1 of the Plan.

1.33 EMPLOYER CONTRIBUTIONS ACCOUNT: The Account established for a Participant pursuant to Section 3.5.2.

1.34 EMPLOYMENT: An Employee's employment or self-employment with the Employer, Affiliate or a Leasing organizations referred to in Section 1.48 or, to the extent required under Code Section 414(a)(2) or as otherwise specified by the Administrator on a uniform and nondiscriminatory basis, any predecessor of any of them. If any of them maintains a plan of a Predecessor employer (within the meaning of Code Section 414(a)(1)) employment or self-employment with the Predecessor employer will be treated as Employment. Additionally, if the trade or business conducted by a Self-Employed Individual becomes incorporated, all employment with that trade or business or with any Affiliate shall be treated as Employment with the Employer.

1.35 ENTRY DATE: For purposes of making elective deferrals, the first day of the Plan Year and the first day of the seventh month of the Plan Year following the date the Employee has performed one Hour of Service for the Employer or a Participating Affiliate. For purposes of sharing in the allocation of the Employer's Profit Sharing Contribution, the Entry Date shall be determined as follows:

                  Any Eligible Employee who has an Hour of Service prior to January 1 shall have an Entry Date on the June 30th immediately following, provided they are still an Eligible Employee. Any Eligible Employee who does not have an Hour of Service until after December 31st will have an Entry Date on the July 1st immediately following, provided that he is an Eligible Employee at that time.

1.36 ERISA: The Employee Retirement Income Security Act of 1974, as amended from time to time. Reference to a specific provision of ERISA shall include such provision and any applicable regulation pertaining thereto.

1.37 EXCESS AGGREGATE CONTRIBUTIONS: With respect to any Plan Year, the excess of:

(A) The aggregate Contribution Percentage Amounts, taken into account in computing the numerator of the Contribution Percentage actually made on behalf of Highly Compensated Employees for such Plan Year, over (B) The maximum Contribution Percentage Amounts permitted by the ACP Test (determined by reducing contributions made on behalf of Highly Compensated Employees in the order of their Contribution Percentages beginning with the highest of such percentages).

Such determination shall be made after first determining Excess Elective Deferrals and then determining Excess Contributions.

1.38 EXCESS CONTRIBUTIONS: With respect to any Plan Year, the aggregate amount of Elective Deferrals actually paid over to the Trust Fund on behalf of Highly Compensated Employees for such Plan Year, over the maximum amount of such contributions permitted by the ADP Test (determined by reducing contributions made on behalf of Highly Compensated Employees in order of the Actual Deferral Percentages, beginning with the highest of such percentages).

1.39 EXCESS ELECTIVE DEFERRALS: The amount of Elective Deferrals for a Participant's taxable year that are includible in the gross income of the Participant to the extent that such Elective Deferrals exceed the Code Section 402(g) dollar limitation and which the Participant allocates to this Plan pursuant to the procedure set forth in Section 3.3.2. Excess Elective Deferrals shall be treated as an Annual Addition pursuant to Section 3.6, unless such amounts are distributed no later than the first April 15th following the close of the Participant's taxable year.

1.40    FAMILY MEMBER:  An individual described in Code Section 414(q)(6)(B).

1.41    401(K) CONTRIBUTIONS ACCOUNTS:  The Participant's Elective Deferral
Account.

1.42 401(K) ELECTION: The election by a Participant to make Elective Deferrals in accordance with Section 3.3.1.

1.43 FULLY VESTED SEPARATION: Termination of Employment, by reason other than death, of a Participant whose vested percentage in each Employer Account is 100%.

1.44 HIGHLY COMPENSATED EMPLOYEE: The term Highly Compensated Employee includes highly compensated active Employees and highly compensated former employees.

(A) A highly compensated active Employee includes any Employee who performs service for the Employer or Affiliate during the Plan Year and who, during the look-back year (the twelve-month period immediately preceding the Plan Year):

(i) received Compensation from the Employer or Affiliate in excess of $75,000 (as adjusted by the Adjustment Factor);

(ii) received Compensation from the Employer or Affiliate in excess of $50,000 (as adjusted by the Adjustment Factor) and was a member of the top paid group for such year; or

(iii) was an officer of the Employer or Affiliate and received Compensation during such year that is greater than 50% of the Defined Benefit Dollar Limitation.

(B) The term Highly Compensated Employee also includes:

(i) Employees who are both described in the preceding sentence if the term "Plan Year" is substituted for the term "Look-back years" and the Employee is one of the 100 Employees who received the most Compensation from the Employer or Affiliate during the Plan Year; and

(ii) Employees who are 5% owners at any time during the Look-back year or Plan Year.

(C) If no officer has received Compensation that is greater than 50% of the Defined Benefit Dollar Limitation in effect during either the Plan Year or Look-back year, the highest paid officer of such year shall be treated as a Highly Compensated Employee.

(D) A highly compensated former employee includes any Employee who terminated Employment (or was deemed to have terminated) prior to the Plan Year, performs no service for the Employer or Affiliate during the Plan Year, and was a highly compensated active employee for either the separation year or any Plan Year ending on or after the Employee's 55th birthday.

(E) If an Employee is, during a Plan Year or Look-back year, a Family Member of either (i) a 5% owner who is an active or former Employee or (ii) a Highly Compensated Employee who is one of the ten most highly compensated employees ranked on the basis of Compensation paid by the Employer or Affiliate during such year, then the Family Member and the 5% owner or top-ten Highly Compensated Employee shall be aggregated. In such case, the Family Member and 5% owner or top-ten Highly Compensated Employee shall be treated as a single Employee receiving Compensation and plan contributions or benefits equal to the sum of such Compensation and contributions or benefits of the Family Member and 5% owner or top-ten Highly Compensated Employee. For purposes of this section, Family Member includes the Spouse, lineal ascendants and descendants of the Employee or former employee and the spouses of such lineal ascendants and descendants.

(F) The determination of who is a Highly Compensated Employee, including the determinations of the number and identity of Employees in the top-paid group; the top 100 Employees; the number of Employees treated as officers; and the Compensation that is considered will be made in accordance with Code Section 414(q).

An Hour of Service is an hour for which an Employee is paid, or entitled to payment, for the performance of duties for the Employer or an Affiliate. In addition to service with an Affiliate, Hours of Service will also be credited for any individual considered an Employee for purposes of this Plan under Code
Section 414(n).

1.45 IMMEDIATELY DISTRIBUTABLE: A Participant's Account is Immediately Distributable if any part of such Account could be distributed to the Participant or Participant's Surviving Spouse before the Participant attains (or would have attained if not deceased) Normal Retirement Age.

1.46 INVESTMENT MANAGER: Any person appointed by the Trustee or, with respect to Participant-Directed Assets, by the Participant or Beneficiary having the power to direct the investment of such assets, to serve as such in accordance with Section 10.8.

1.47 KEY EMPLOYEE: Any Employee or former Employee (and the beneficiaries of such Employee) who at any time during the Determination period' was (A) an officer of the Employer or Affiliate, having an annual Compensation greater than 50% of the Defined Benefit Dollar Limitation for any Plan Year within the Determination period.; (B) an owner (or considered an owner under Code Section
318) of one of the ten largest interests in the Employer or Affiliate if such individual's Compensation exceeds 100% of the dollar limitation under Code
Section 415(c)(1)(A); (C) a "5% owner" (as defined in Code Section 416(i)) of the Employer or Affiliate, or (D) a "1% owner" (as defined in Code Section 416(i)) of the Employer or Affiliate who has an annual compensation of more than $150,000. Annual compensation means compensation as defined in Code
Section 415(c)(3), but including amounts contributed by the Employer pursuant to a salary reduction agreement which are excludable from the Employee's gross income under Code Section 125, Code Section 402(a)(8), Code Section 402(h) or Code Section 403(b). The "determination period" is the Plan Year containing the determination date and the four preceding Plan Years. The determination date for the first Plan Year is the last day of that Plan Year, and for any subsequent Plan Year is the last day of the preceding Plan Year. The determination of who is a Key Employee will be made in accordance with Code
Section 416(i).

1.48 LEASED EMPLOYEE: Any individual (other than an Employee of the recipient Employer or Affiliate) who, pursuant to an agreement between the Employer or Affiliate and any other person (the Leasing organization) has performed services for the Employer (or for the Employer or Affiliate and related persons determined in accordance with Code Section 414(n)(6)) on a substantially full-time basis for a period of at least one year, which services are of a type historically performed, in the business field of the recipient Employer or Affiliate, by employees. Contributions or benefits provided a Leased Employee by the leasing organization which are attributable to services performed for the recipient Employer or Affiliate shall be treated as provided by the recipient Employer.

1.49 LIMITATION YEAR: The Limitation Year is the Plan Year. All Qualified Plans maintained by the Employer must use the same Limitation Year. If the Limitation Year is amended to a different 12-consecutive month period, the new Limitation Year must begin on a date within the Limitation Year in which the amendment is made.

1.50 NET PROFITS: The current and accumulated profits of the Employer from the trade or business of the Employer with respect to which the Plan is established, as determined by the Employer before deductions for federal, state and local taxes on income and before contributions under the Plan or any other Qualified Plan.

1.51 NON-HIGHLY COMPENSATED EMPLOYEE: An Employee of the Employer who is neither a Highly Compensated Employee nor a Family Member.

1.52 NONVESTED SEPARATION: Termination of Employment of a Participant whose vested percentage in each Employer Account is 0%.

1.53 NORMAL RETIREMENT AGE: Age 65. If, for Plan Years beginning before January 1, 1988, Normal Retirement Age was determined with reference to the anniversary of the participation commencement date (more than 5 but not to exceed 10 years), the anniversary date for Participants who first commenced participation under the Plan before the first Plan Year beginning on or after January 1, 1988, shall be the earlier of (A) the tenth anniversary of the date the Participant commenced participation in the Plan (or such anniversary as had been elected by the Employer, if less than 10) or (B) the fifth anniversary of the first day of the first Plan Year beginning on or after January 1, 1988.

1.54 OWNER-EMPLOYEE: An individual who is a sole proprietor, if the Employer is a sole proprietorship, or if the Employer is a partnership, a partner owning more than 10% of either the capital interest or the profits interest in the Employer; provided that where this Plan refers to any Owner-Employee in the context of a trade or business other than the trade or business with respect to which the Plan is adopted, the term Owner-Employee means a person who would be an Owner-Employer as defined above if that other trade or business was the Employer.

1.55 PARTIALLY VESTED SEPARATION: Termination of Employment of a Participant whose vested percentage in any Employer Account is less than 100% but greater than 0%.

1.56 PARTICIPANT: An Employee who has commenced, but not terminated, participation in the Plan as provided in Article II.

1.57 PARTICIPANT-DIRECTED ASSETS: The assets of an Account which are invested, as described in Section 10.5.1, according to the direction of the Participant or the Participant's Beneficiary, as the case may be, in either individually selected investments or in commingled funds or in shares of regulated investment companies.

1.58 PARTICIPATING AFFILIATE: Any Affiliate or any other employer designated as such by the Employer, and, by duly authorized action, that has adopted the Plan with the consent of the Employer and has not withdrawn therefrom.

1.59 PERIOD OF SEVERANCE: For purposes of the hourly records method, a Period of Severance is a period equal to the number of consecutive Plan Years or, with respect to eligibility, the applicable computation period under the definition of Year of Service, in which an Employee has 500 Hours of Service or less. The Period of Severance shall be determined on the basis of Hours of Service and shall commence with the First Plan Year in which the Employee has 500 Hours of Service or less. With respect to any period of absence during which a Period of Severance does not commence, the Participant shall be credited with the Hours of Service (up to a maximum of 501 Hours of Service in a Plan Year) which would otherwise have been credited to him or her but for such absence, or if such Hours of Service cannot be determined, 8 Hours of Service for each day of absence.

For purposes of the elapsed time method, A Period of Severance is a continuous period of at least 12 consecutive months during which an individual's Employment is not continuing, beginning on the date an Employee retires, quits or is discharged or, if earlier, the first 12-month anniversary of the date that the individual is otherwise first absent from service (with or without pay) for any other reason, and ending on the date the individual again performs an Hour of Service.

Anything in the definition thereof to the contrary notwithstanding, a Period of Severance shall not commence if the Participant is:

(A) On an authorized leave of absence in accordance with standard personnel policies applied in a nondiscriminatory manner to all Employees similarly situated and returns to active Employment by the Employer or Affiliate immediately upon the expiration of such leave of absence;

(B) On a military leave while such Employee's reemployment rights are protected by law and returns to active Employment within ninety days after his or her discharge or release (or such longer period as may be prescribed by law); or

(C) Absent from work by reason of (i) the pregnancy of the Employee, (ii) the birth of a child of the Employee, or (iii) the placement of a child with the Employee in connection with the adoption of such child by such Employee, or
(iv) the care of such child for a period beginning immediately following such birth or placement. In determining when such a Participant's Period of Severance begins, the Participant will be credited with (i) for purposes of the elapsed time method, the 12-consecutive month period beginning on the first anniversary of the first date of such absence; or (ii) for purposes of the hourly records method, the Hours of Service he or she would normally have had but for such absence, or if such Hours cannot be determined, eight Hours of Service for each day of such absence; provided, however, that such Hours of Service shall not exceed 501 and shall be credited only in the year in which such absence began if such crediting would prevent the Participant from incurring a Period of Severance in that year, or in any other case, shall be credited in the immediately following year.

1.60 PLAN: The plan established and executed by the Employer in the form of this Plan. The Plan shall have the name of the Aceto Corporation 401(k) Plan.

1.61 PLAN YEAR: Each 12-consecutive month period ending on the 30th day of June during any part of which the Plan is in effect.

1.62 QUALIFIED NONELECTIVE CONTRIBUTIONS: Contributions (other than Elective Deferrals), if any, made by the Employer which the Participant may not elect to receive in cash until distributed from the Plan, which are nonforfeitable when made, and which are not distributable under the terms of the Plan to Participants or their Beneficiaries earlier than the earlier of:

(A) termination of Employment, death, or Disability of the Participant;

(B) attainment of the age 59-1/2 by the Participant;

(C) termination of the Plan without establishment of another Defined Contribution Plan by the Employer or an Affiliate;

(D) disposition by the Employer or Participating Affiliate to an unrelated corporation of substantially all of its assets used in a trade or business if such unrelated corporation continues to maintain this Plan after the disposition but only with respect to Employees who continue employment with the acquiring unrelated entity. The sale of 85% of the assets used in a trade or business will be deemed a sale of "substantially all" the assets used in a trade or business,

(E) sale by the Employer to an unrelated entity of its interest in an Affiliate if such unrelated entity continues to maintain the Plan but only with respect to Employees who continue employment with such unrelated entity; and

(F) effective for Plan Years beginning before January 1, 1989, upon the hardship of the Participant.

1.63 QUALIFIED NONELECTIVE CONTRIBUTIONS ACCOUNT: The Account established for a Participant pursuant to Section 3.5.3.

1.64    QUALIFIED PLAN:  A Defined Benefit Plan or Defined Contribution Plan.

1.65 QUALIFYING EMPLOYER SECURITIES: Employer securities, as that term is defined in ERISA Section 407(d)(5).

1.66    ROLLOVER CONTRIBUTION:  A contribution described in Section 3.2.

1.67 ROLLOVER CONTRIBUTIONS ACCOUNT: The Account established for a Participant pursuant to Section 3.5.4.

1.68 SELF-EMPLOYED INDIVIDUAL: An individual who has Earned Income for the Plan Year involved from the trade or business for which the Plan is established, or who would have had such Earned Income but for the fact that the trade or business with respect to which the Plan is established had no Net Profits for that Plan Year.

1.69 SOCIAL SECURITY RETIREMENT AGE: Age 65 in the case of a Participant attaining age 62 before January 1, 2000 (I.E., born before January 1, 1938), age 66 for a Participant attaining age 62 after December 31, 1999, and before January 1, 2017 (I.E., born after December 31, 1937, but before January 1,
1955), and age 67 for a Participant attaining age 62 after December 31, 2016 (I.E., born after December 31, 1954).

1.70    SPONSOR:  The Employer.

1.71 SPOUSE: The person married to a Participant, provided that a former spouse will be treated as the Spouse to the extent provided under a "qualified domestic relations order" (or a "domestic relations order" treated as such) as referred to in Section 12.6.

1.72 SURVIVING SPOUSE: The person married to a Participant on the earliest of:

(A) the date of the Participant's death; (B) the Participant's Benefit Commencement Date. Anything contained herein to the contrary notwithstanding, a former spouse will be treated as the Surviving Spouse to the extent provided under a "qualified domestic relations order" (or a "domestic relations order" treated as such) as referred to in Section 12.6.

1.73 TAXABLE WAGE BASE: The maximum amount of earnings which may be considered "wages" for the Plan Year involved under Code Section 3121(a)(1).

1.74 TRANSFERRED ACCOUNT: The Account established for a Participant pursuant to Section 3.5.5.

1.75 TRUST: The trust established under the Plan to which Plan contributions are made and in which Plan assets are held.

1.76 TRUST FUND: The assets of the Trust held by or in the name of the Trustee.

1.77 TRUSTEE: The person appointed as Trustee pursuant to Article X and any successor Trustee.

1.78 VALUATION DATE: Daily, or determined pursuant to Section 10.6, if applicable, and each other date as may be determined by the Administrator.

1.79    VESTING SERVICE:  The Years of Service credited to a Participant under
Article IV for purposes of determining the Participant's vested percentage in any Employer Account established for the Participant.

1.80 YEARS OF SERVICE: An Employee shall be credited with one Year of Service for each Plan Year in which he or she has 1,000 Hours of Service. Solely for purposes of eligibility to participate, an Employee shall be credited with a Year of Service on the last day of the 12-consecutive month period which begins on the first day on which he or she has an Hour of Service, if he or she has at least 1,000 Hours of Service in that period.

If an Employee fails to be credited with a Year of Service on such date, he or she shall be credited with a Year of Service on the last day of each succeeding 12-consecutive month period in which her or she is credited with at least 1,000 Hours of Service.

Service with a predecessor employer, determined in the manner in which the rules of this Plan would have credited such service had the Participant earned such service under the terms of this Plan, may be included in Years of Service, to the extent required by Code Section 414(a).

                          ARTICLE II - PARTICIPATION

2.1     ADMISSION AS A PARTICIPANT

2.1.1 An Eligible Employee shall become a Participant on the Entry Date coincident with or next following the date on which he or she performs an Hour of Service, provided, however that:

(A) an Eligible Employee who has met the eligibility requirements as of the first day of the Plan Year in which the Plan is adopted as a new Plan shall become a Participant as of such date;

(B) an Eligible Employee who had met the eligibility requirements of a plan that is restated and/or amended to become this Plan shall become a Participant as of the date this Plan is adopted; and

2.1.2 An Employee who did not become a Participant on the Entry Date coincident with or next following the day on which he or she met the eligibility requirements because he or she was not then an Eligible Employee shall become a Participant on the first day on which he or she again becomes an Eligible Employee unless determined otherwise in accordance with Section 2.3.1 of the Plan.

2.1.3 An Eligible Employee shall become a Participant upon filing his or her 401 (k) Election with the Administrator.

2.1.4 An individual who has ceased to be a Participant and who again becomes an Eligible Employee shall become a Participant immediately upon reemployment as an Eligible Employee unless determined otherwise in accordance with Section
2.3.1 of the Plan.

2.2     ROLLOVER MEMBERSHIP AND TRUST TO TRUST TRANSFER

An Eligible Employee who makes a Rollover Contribution or a trust to trust transfer shall become a Participant as of the date of such contribution or transfer even if he or she had not previously become a Participant. Such an Eligible Employee shall be a Participant only for the purposes of such Rollover Contribution or transfer and shall not be eligible to share in contributions made by the Employer until he or she has become a Participant in accordance with Section 2.1.

2.3     CREDITING OF SERVICE FOR ELIGIBILITY PURPOSE

2.3.1 For purposes of eligibility to participate, an Eligible Employee or Participant without any vested interest in any Employer Account and without an Elective Deferrals Account who terminates Employment shall lose credit for his or her Years of Service prior to such termination of Employment if his or her Period of Severance equals or exceeds five years or, if greater, the aggregate number of Years of Service.

2.3.2 For purposes of eligibility to participate, a Participant who has a vested interest in any Employer Account and who terminates Employment shall retain credit for his or her Years of Service prior to such termination of Employment without regard to the length of his or her period of Severance. In the event such Participant returns to Employment, he or she shall participate immediately.

2.3.3 A former Eligible Employee who was not a Participant who again becomes an Eligible Employee with no Years of Service to his or her credit shall be treated as a new Employee.

2.4     TERMINATION OF PARTICIPATION

A Participant shall cease to be a Participant:

(A) upon his or her death;

(B) upon the payment to him or her of all nonforfeitable benefits due to him or her under the Plan, whether directly or by the purchase of an Annuity Contract; or

(C) upon his or her Nonvested Separation.

2.5     LIMITATION FOR OWNER-EMPLOYEE

2.5.1 If the Plan provides contributions or benefits for one or more Owner-Employees who control the trade or business for which this Plan is established and who also control as an Owner-Employee or as Owner-Employees one or more other trades or businesses, this Plan and the plan established for each such other trade or business must, when looked at as a single plan, satisfy the requirements of Code Sections 401(a) and (d) with respect to the employees of this and all of such other trades or businesses.

2.5.2 If the Plan provides contributions or benefits for one or more Owner-Employees who control as an Owner-Employee or as Owner-Employees one or more other trades or businesses, the employees of the other trades or businesses must be included in a plan which satisfies the requirements of Code Sections 401(a) and (d) and which provides contributions and benefits for the employees of such other trades or businesses not less favorable than the contributions and benefits provided for Owner-Employees under this Plan.

2.5.3 If an individual is covered as an Owner-Employee under the plans of two or more trades or businesses which are not controlled and the individual controls a trade or business, then the contributions or benefits of the employees under the plan of the trades or businesses which are controlled must be as favorable as those provided for such individual under the most favorable plan of the trade or business which is not controlled.

2.5.4 For purposes of the preceding three subsections, an Owner-Employee, or two or more Owner-Employees, will be considered to control a trade or business if the Owner-Employee, or two or more Owner-Employees together

(A) own the entire interest in an unincorporated trade or business, or

(B) in the case of a partnership, own more than 50% of either the capital interest or the profits interest in the partnership.

For purposes of the preceding sentence, an Owner-Employee, or two or more Owner-Employees, shall be treated as owning any interest in a partnership which is owned, directly or indirectly, by a partnership which such Owner-Employee, or such two or more Owner-Employees, are considered to control within the meaning of the preceding sentence.

2.6     CORRECTIONS WITH REGARD TO PARTICIPATION

2.6.1 If in any Plan Year an Eligible Employee who should be included as a Participant in the Plan is erroneously omitted and discovery of such omission is not made until after a contribution by the Employer for the year has been made, the Employer shall make a subsequent contribution with respect to the omitted Eligible Employee in the amount which would have contributed with respect to such Eligible Employee had he or she not been omitted. Such contribution shall be made whether or not it is deductible in whole or in part in any taxable year under applicable provisions of the Code. It shall be the responsibility of the Employer and Administrator to take any and all actions as required by this Section 2.6.1.

2.6.2 If in any Plan Year any person who should not have been included as a Participant in the Plan is erroneously included and discovery of such incorrect inclusion is not made until after a contribution for the year has been made, the amount contributed on behalf of such ineligible person shall constitute a forfeiture for the Plan Year in which the discovery is made. It shall be the responsibility of the Employer and Administrator to take any and all actions as required by this Section 2.6.2

2.7     PROVISION OF INFORMATION

Each Employee shall execute such forms as may reasonably be required by the Administrator, and shall make available to the Administrator any information the Administrator may reasonably request in this regard. By virtue of his or her participation in this Plan, an Employee agrees, on his or her own behalf and on behalf of all persons who may have or claim any right by reason of the Employee's participation in the Plan, to be bound by all provisions of the Plan.

             ARTICLE III - CONTRIBUTIONS AND ACCOUNT ALLOCATIONS

3.1     EMPLOYER CONTRIBUTIONS AND ALLOCATIONS

3.1.1 The Employer will contribute cash and/or Qualifying Employer Securities to the Trust Fund, in such amount, if any, as determined by the Employer and with respect to Qualifying Employer Securities as is consistent with Sections
10.4.2 and 10.4.3. Net Profits are not necessary for an Employer to make contributions. Employer Contributions for a Plan Year will be allocated no later than the last day of the Plan Year to the Employer Contributions Account of Participants eligible for an allocation in the manner specified in Section 3.1.3.

3.1.2 For purposes of the Plan, contributions provided by the Leasing organizations referred to in Section 1.50 of a Leased Employee which are attributable to services performed for the Employer shall be treated as provided by the Employer.

3.1.3. Employer contributions will be allocated among the Employer Contribution Accounts of the Participants as follows:

(A) A dollar amount, equal to 3.8% multiplied by a Participant's Compensation for the Plan Year up to the Compensation Base for that year shall be allocated to each Participant's account.

(B) If the Employer does not contribute an amount equal to the above stated percentage of Compensation up to the Compensation Base for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his Compensation, up to the Compensation Base, bears to the total Compensation up to the Compensation Base, of all Participants for that year.

(C) The balance of the Employer's contribution over the amount allocated under subparagraph (1) hereof shall be allocated to each Participant's account in a dollar amount equal to 6.5% multiplied by a Participant's Compensation for the Plan Year in excess of the Compensation Base for the year (herein referred to as "Excess Compensation"). If the Employer does not contribute an amount equal to the above stated percentage of "Excess Compensation" for all Participants, each Participant will be allocated a share of the contribution in the same proportion that his "Excess Compensation" bears to the total "Excess Compensation" of all Participants for that year.

(D) For purposes of this section, "Compensation Base" shall be $60,600.

3.1.4 Any Participant who terminated employment during the Plan Year for reasons other than death, disability, or retirement, shall not receive an allocation under 3.1, but shall share only in the earnings and losses of the Participant's Employer Contribution Account.

3.2     ROLLOVER CONTRIBUTIONS AND TRUST TO TRUST TRANSFERS

3.2.1 Any Eligible Employee or Participant may make a Rollover Contribution under the Plan. A Rollover Contribution shall be in cash or in other property acceptable to the Trustee and shall be a contribution attributable to (a) a "qualified total distribution" (as defined in Code Section 402(a)(5)), distributed to the contributing Employee under Code Section 402(a)(5) from a Qualified Plan or distributed to the Employee under Code Section 403(a)(4) from an "employee annuity" or referred to in that section, or (b) a payout or distribution to the Employee referred to in Code Section 408(d)(3) from an "individual retirement account" or an "individual retirement annuity" described, respectively, in Code Section 408(a) or Section 408(b) consisting exclusively of amounts attributable to "qualified total distributions" (as defined in Code Section 402(a)(5)) from a Qualified Plan.

The Plan shall not accept a Rollover Contribution attributable to any accumulated deductible employee contributions as defined by Code Section 72(o)(5)(B). The Trustee may condition acceptance of a Rollover Contribution upon receipt of such documents as it may require. In the event that an Employee makes a contribution pursuant to this Section 3.2 intended to be a Rollover Contribution but which did not qualify as a Rollover Contribution, the Trustee shall distribute to the Employee as soon as practicable after that conclusion is reached the entire Account balance in his or her Rollover Contributions Account deriving from such contributions determined as of the valuation date coincident with or immediately preceding such discovery.

3.2.2 Any Eligible Employee or Participant may direct the Administrator to direct the Trustee to accept a transfer to the Trust Fund from another trust established pursuant to another Qualified Plan of all or any part of the assets held in such other trust. The Plan shall not accept a direct transfer attributable to accumulated deductible employee contributions as defined by Code Section 72(o)(5)(B). The Trustee may condition acceptance of such a trust to trust transfer upon receipt of such documents as it may require.

3.3     SECTION 401(K) CONTRIBUTIONS AND ACCOUNT ALLOCATIONS

3.3.1   ELECTIVE DEFERRALS

(A) AMOUNT OF ELECTIVE DEFERRALS

Subject to the limitations contained in Section 3.3.2, the Employer will contribute cash to the Trust Fund in an amount equal to, as specified on the Participant's 401(k) Election form, the specific dollar amount, or the deferral percentage multiplied by each such Participant's Compensation.

(B) The amount elected by a Participant pursuant to a 401(k) Election shall not exceed 10% of the Participant's compensation. The 401(k) Election shall be made on a form provided by the Administrator but no election shall be effective prior to approval by the Administrator. The Administrator may reduce the amount of any 401(k) Election, or make such other modifications as necessary, so that the Plan complies with the provisions of the Code. A Participant's 401(k) Election shall remain in effect until modified or terminated. Modification or termination of a 401(k) Election shall be made quarterly, effective as of the first payroll period coincident or next following the first day of the applicable quarter.

3.3.2   LIMITATION ON ELECTIVE DEFERRALS

(A) MAXIMUM AMOUNT OF ELECTIVE DEFERRALS AND DISTRIBUTION OF EXCESS ELECTIVE DEFERRALS

(i) No Participant shall be permitted to have Elective Deferrals made under this Plan, or any other Qualified Plan maintained by the Employer, during any calendar year in excess of the dollar limitation contained in Code Section 402(g) in effect at the beginning of the Participant's taxable year.

(ii) Notwithstanding any other provision of the Plan, Excess Elective Deferrals made to this Plan or assigned to this Plan, plus any income and minus any loss allocable thereto, shall be distributed no later than each April 15, to Participants to whose account Excess Elective Deferrals were designated for the preceding calendar year and who claim Excess Elective Deferrals for such taxable year. Excess Elective Deferrals shall be treated as Annual Additions.

(iii) CLAIMS. A Participant may designate to this Plan any amount of his or her Elective Deferrals as Excess Elective Deferrals during his or her taxable year. A Participant's claim shall be in writing, shall be submitted to the Administrator no later than March 1, shall specify the Participant's Excess Elective Deferral for the preceding calendar year, and shall be accompanied by the Participant's written statement that if such amounts are not distributed, such Excess Elective Deferred, when added to amounts deferred under other plans or arrangements described in Code Section 401(k), Code Section 408(k), Code
Section 403(b) or Code Section 457, exceeds the limit imposed on the Participant by Code Section 402(g) for the year in which the deferral occurred. A Participant is deemed to notify the Administrator of any Excess Elective Deferrals that arise by taking into account only those Elective Deferrals made to this Plan and any other plans of the Employer or an Affiliate.

(iv) DETERMINATION OF INCOME OR LOSS. Excess Elective Deferrals shall be adjusted for income or loss up to the date of distribution. The income or loss allocable to Participant's Excess Elective Deferrals is the sum of: (1) the income or loss allocable to the Participant's Elective Deferrals Account for the Participant's taxable year multiplied by a fraction, the numerator of which is the Participant's Excess Elective Deferrals for the Participant's taxable year and the denominator of which is the Account Balance of the Participant's Elective Deferrals Account without regard to any income or loss occurring during such taxable year; and (2) ten percent of the amount determined under
(1) multiplied by the number of whole calendar months between the end of the Participant's taxable year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

Anything in the preceding paragraph of this Section 3.3.2(A)(iv) to the contrary notwithstanding, any reasonable method for computing the income or loss allocable to Excess Elective Deferrals may be used, provided that such method is used consistently for all Participants and for all corrective distributions under the Plan, and is used by the Plan for allocating income or loss to Participants' Accounts. Income or loss allocable to the period between the end of the taxable year and the date of distribution may be disregarded in determining income or loss.

(B)     ADP TEST

The Average Actual Deferral Percentage for Highly Compensated Employees for each Plan Year and the Average Actual Deferral Percentage for Non-highly Compensated Employees for the same Plan Year must satisfy one of the following tests:

(i) The Average Actual Deferral Percentage for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the Average Actual Deferral Percentage for Eligible Participants who are Non-highly Compensated Employees for the Plan Year multiplied by 1.25; or

(ii) The Average Actual Deferral Percentage for Eligible Participants who are Highly Compensated Employees for the Plan Year shall not exceed the Average Actual Deferral Percentage for Eligible Participants who are Non-highly Compensated Employees for the Plan Year multiplied by 2.0; provided that the Average Actual Deferral Percentage for Eligible Participants who are Highly Compensated Employees does not exceed the Average Actual Deferral Percentage for Participants who are Non-highly Compensated Employees by more than two percentage points.

(C)     SPECIAL ACTUAL DEFERRAL PERCENTAGE RULES

(i) The Actual Deferral Percentage for any Eligible Participant who is a Highly Compensated Employee for the Plan Year and who is eligible to have Elective Deferrals and Qualified Matching Contributions or Qualified Nonelective Contributions, or both, if treated as Elective Deferrals for purposes of the ADP Test, allocated to his or her accounts under two or more plans or arrangements described in Code Section 401 (k) that are maintained by the Employer shall be determined as if all such Elective Deferrals, Qualified Matching Contributions and Qualified Nonelective Contributions were made under a single arrangement. If a Highly Compensated Employee participates in two or more cash or deferred arrangements that have different plan years, all cash or deferred arrangements ending with or within the same calendar year shall be treated as a single arrangement.

(ii) In the event that this Plan satisfies the requirements of Code Section 401(k), Code Section 401(a)(4) or Code Section 410(b) only if aggregated with one or more other qualified plans, or if one or more other qualified plans satisfy the requirements of such Code Sections only if aggregated with this Plan, then this Section shall be applied by determining the Actual Deferral Percentage of Employees as if all such qualified plans were a single qualified plan. For Plan Years beginning after December 31, 1989, plans may be aggregated in order to satisfy Code Section 401(k) only if they have the same plan year.

(iii) For purposes of determining the Actual Deferral Percentage of an Eligible Participant who is a 5% owner or one of the ten most highly paid Highly Compensated Employees, the Elective Deferrals (and Qualified Matching Contributions or Qualified Nonelective Contributions, or both, if treated as Elective Deferrals for purposes of one of the tests referred to in Section 3.3.2(B)) and CODA Compensation of such Participant shall include the Elective Deferrals (and, if applicable, Qualified Matching Contributions, Qualified Nonelective Contributions) and CODA Compensation for the Plan Year of Family Members. Family Members with respect to such Highly Compensated Employees shall be disregarded as separate employees in determining the Actual Deferral Percentage both for Eligible Participants who are Non-highly Compensated Employees and for Eligible Participants who are Highly Compensated Employees.

(iv) For purposes of determining the ADP Test, Elective Deferrals, Qualified Matching Contributions, and Qualified Nonelective Contributions must be made before the last day of the 12-month period immediately following the Plan Year to which such contributions relate.

(v) The Employer shall maintain records sufficient to demonstrate satisfaction of the ADP Test and the amount of Qualified Nonelective Contributions and/or Qualified Matching Contribution used in such test.

(vi) The determination and treatment of the Elective Deferrals, Qualified Matching Contributions, and Qualified Nonelective Contributions, used in the ADP Test shall satisfy such other requirements as may be prescribed by the Secretary of the Treasury.

(D)     DISTRIBUTION OF EXCESS CONTRIBUTIONS

(i) In General: Notwithstanding any other provision of the Plan except Section 3.3.2(E), Excess Contributions, plus any income and minus any loss allocable thereto, shall be distributed no later than the last day of each Plan Year beginning after December 31, 1987, to Participants to whose Accounts Elective Deferrals, Qualified Matching Contributions, and Qualified Nonelective Contributions were allocated for the preceding Plan Year. Excess Contributions of Participants who are subject to the Family Member aggregation rules shall be allocated among the Family Members in proportion to the Elective Deferrals (and amounts treated as Elective Deferrals) of each Family Member that is combined to determine the combined Actual Deferral Percentage. Excess Contributions shall be treated as Annual Additions.

(ii) Determination of Income or Loss. Excess Contributions shall be adjusted for any income or loss up to the date of distribution. The income or loss allocable to Excess Contributions is the sum of: (1) the income or loss allocable to the Participant's Elective Deferrals Account (and, if applicable, the Qualified Nonelective Contributions Account or the Qualified Matching Contributions Account or both) for the Plan Year multiplied by a fraction, the numerator of which is such Participant's Excess Contributions for the year and the denominator of which is the Account Balances of Participant's Elective Deferrals Account, Qualified Nonelective Contributions Account and Qualified Matching Contributions Account if any of such contributions are included in the ADP Test, without regard to any income or loss occurring during such Plan Year; and (2) 10% of the amount determined under (i) multiplied by the number of whole calendar months between the end of the Plan Year and the date of distribution, counting the month of distribution if distribution occurs after the 15th of such month.

Anything in the preceding paragraph of this Section 3.3.2(D)(ii) to the contrary notwithstanding, any reasonable method for computing the income or loss allocable to Excess Contributions may be used, provided that such method is used consistently for all Participants and for all corrective distributions under the Plan for the Plan Year, and is used by the Plan for allocating income or loss to Participant's Accounts. Income or loss allocable to the period between the end of the Plan Year and the date of distribution may be disregarded in determining income or loss.

(iii) Accounting for Excess Contributions.  Amounts distributed under this
Section 3.3.2(D) shall first be distributed from the Participant's Elective Deferrals Account and Qualified Matching Contributions Account in proportion to the Participant's Elective Deferrals and Qualified Matching Contributions (to the extent used in the ADP Test) for the Plan Year. Excess Contributions shall be distributed from the Participant's Qualified Nonelective Contributions Account only to the extent that such Excess Contributions exceed the balance in the Participant's Elective Deferrals Account and Qualified Matching Contributions Account.

(E) In lieu of distributing Excess Contributions pursuant to the preceding
Section 3.3.2(D), and as specified in the Adoption Agreement, the Employer may make special Qualified Nonelective Contributions on behalf of Non-highly Compensated Employees that are sufficient to satisfy the ADP Test.

(F) In lieu of distributing Excess Contributions, the Participant may treat his or her Excess Contributions as an amount distributed and then re-contributed by such Participant. Recharacterized amounts are 100% nonforfeitable and subject to the same distribution requirements as Elective Deferrals. Amounts may not be characterized by a Highly Compensated Employee to the extent that such amount in combination with other amounts made to the Participant's Participant Contributions Account would exceed any stated limit on such contributions, as specified in the Adoption Agreement. If Excess Contributions are re-characterized, they must be so no later than two and one half months after the last day of the Plan Year in which such Excess Contributions arose and they are deemed to occur no earlier than the date the last Highly Compensated Employee is informed in writing of the amount re-characterized and the consequences thereof. Recharacterized amounts are taxable to the Participant for the tax year in which he or she would have received such contributions in cash.

(G) Under no circumstances may Elective Deferrals, Qualified Matching Contributions and Qualified Nonelective Contributions be contributed and allocated to the Trust later than the last day of the 12-month period immediately following the Plan Year to which such contributions relate.

3.4     TREATMENT OF FORFEITURES

3.4.1 Forfeitures, if any, shall be allocated as of the last day of the Plan Year to the Employer Accounts of those Participants who are eligible to share in the allocation of contributions to that particular Employer Account (whether or not a contribution was made for that Plan Year) for that Plan Year in that particular Employer Account category with respect to which such forfeitures are attributable.

3.5     ESTABLISHING OF ACCOUNTS

3.5.1 An Elective Deferrals Account shall be established for each Eligible Participant who makes a 401(k) Election to which the Administrator shall credit, or cause to be credited, Elective Deferrals allocable to each such Participant, plus earnings or losses thereon.

3.5.2 An Employer Contributions Account shall be established for each Participant to which the Administrator shall credit or cause to be credited Employer contributions pursuant to Section 3.1, and forfeitures attributable to such contributions, if any, plus earnings or losses thereon.

3.5.3 A Qualified Nonelective Contributions Account shall be established for each Participant for when Qualified Nonelective Contributions are made, to which the Administrator shall credit, or cease to be credited, all amounts allocable to each such Participant, plus earnings or losses thereon.

3.5.4 A Rollover Contributions Account shall be established for each Participant who contributes to the Plan pursuant to Section 3.2 to which the Administrator shall credit, or cause to be credited, Rollover Contributions made by the Participant, plus earnings or losses thereon.

3.5.5 A Transferred Contributions Account shall be established for each Participant for whom assets are transferred from another Qualified Plan, to which the Administrator shall credit, or cause to be credited, transferred assets, plus earnings or losses thereon.

3.6     LIMITATION ON AMOUNT OF ALLOCATIONS

3.6.1 As used in this Section 3.6, each of the following terms shall have the meaning for that term set forth in this Section 3.6.1:

(A) ANNUAL ADDITIONS means, for each Participant, the sum of the following amounts credited to the Participant's Accounts for the Limitation Year:

(i) Employer Contributions within the meaning of IRS regulation 1.415-6(b);

(ii) Employee Contributions;

(iii) forfeitures;

(iv) allocation under a simplified employee pension; and

(v) any Excess Amount applied under a Defined Contribution Plan in the Limitation Year to reduce Employer Contributions will also be considered as part of the Annual Additions for such Limitation Year.

Amounts allocated after March 31, 1984, to an "individual medical benefit account" as defined in Code Section 415(1)(2) ("Individual Medical Benefit Account") which is part of a pension or annuity plan maintained by the Employer or Affiliate are treated as Annual Additions to a Defined Contribution Plan. Also, amounts derived from contributions paid or accrued after December 31, 1985, in taxable years ending after that date, which are attributable to post-retirement medical benefits allocated to the separate account of a key employee as defined in Code Section 419(d)(3) under a "welfare benefit fund" as defined in Code Section 419(e) ("Welfare Benefit Fund") maintained by the Employer or Affiliate, are treated as Annual Additions to a Defined Contribution Plan.

(B) DEFINED BENEFIT DOLLAR LIMITATION means $90,000 multiplied by the Adjustment Factor or such other limitation set forth in Code Section 415(b)(1) as in effect for the Limitation Year.

(C) DEFINED BENEFIT FRACTION means a fraction, the numerator of which is the sum of the Projected Annual Benefits of the Participant involved under all Defined Benefit Plans (whether or not terminated) maintained by the Employer or Affiliate, and the denominator of which is the lesser of 125% of the Defined Benefit Dollar Limitation determined for the Limitation Year or 140% of the Participant's Highest Average Limitation Compensation, including any adjustments under Code Section 415(b).

Notwithstanding the above, if the Participant was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more Defined Benefit Plans maintained by the Employer or Affiliate which were in existence on May 5, 1986, the denominator of this fraction will not be less than 125% of the sum of the annual benefits under such Plans which the Participant had accrued as of the close of the last Limitation Year beginning before January 1, 1987, disregarding any changes in the terms and conditions of the plans after May 5, 1986. The preceding sentence applies only if the Defined Benefit Plans individually and in the aggregate satisfied the requirements of Code Section 415 for all Limitation Years beginning before January 1, 1987.

(D) DEFINED CONTRIBUTION DOLLAR LIMITATION means $30,000 or if greater, one-fourth of the Defined Benefit Dollar Limitation as in effect for the Limitation Year.

(E) DEFINED CONTRIBUTION FRACTION means a fraction, the numerator of which is the sum of the Annual Additions to the Participant's Account or Accounts under all the Defined Contribution Plans (whether or not terminated) maintained by the Employer or Affiliate for the current and all prior Limitation Years (including the Annual Additions attributable to the Participant's nondeductible contributions to all Defined Benefit Plans, whether or not terminated, maintained by the Employer or Affiliate and the Annual Additions attributable to all Welfare Benefit Funds, Individual Medical Benefit Accounts, and simplified employee pensions maintained by the Employer or Affiliate), and the denominator of which is the sum of the "maximum aggregate amounts" (as defined in the following sentence) for the current and all prior Limitation on Years of Service with the Employer or Affiliate (regardless of whether a Defined Contribution Plan was maintained by the Employer or Affiliate). The "maximum aggregate amount" in any Limitation Year is the lesser of (i) 125% of the Defined Benefit Dollar Limitation in effect under Code Section 415(c)(1)(A) or
(ii) 35% of the Participant's Compensation for such year.

If the Employee was a Participant as of the first day of the first Limitation Year beginning after December 31, 1986, in one or more Defined Contribution Plans maintained by the Employer or Affiliate in existence on May 5, 1986, the numerator of this fraction will be adjusted if the sum of this fraction and the Defined Benefit Fraction would otherwise exceed 1.0 under the terms of this Plan. Under the adjustment, an amount equal to the product of (A) the excess of the sum of the fractions over 1.0 times (B) the denominator of this fraction will be permanently subtracted from the numerator of this fraction. The adjustment is calculated using the fractions as they would be computed as of the later of the end of the last Limitation Year beginning before January 1, 1987, and disregarding any changes in the terms and conditions of the Plans made after May 6, 1986, but using the Code Section 415 limitation applicable to the first Limitation Year beginning on or after January 1, 1987. The Annual Addition for any Limitation Year beginning before January 1, 1987, shall not be recomputed to treat all Participant contributions as Annual Additions.

(F) EXCESS AMOUNTS means the excess of the Participant's Annual Additions for the Limitation Year involved over the Maximum Permissible Amount for that Limitation Year.

(G) HIGHEST AVERAGE LIMITATION COMPENSATION means the average Compensation as defined in Code Section 415(c)(3) of the Participant involved for that period of three consecutive Years of Service with the Employer or Affiliate (or if the Participant has less than three such Years of Service, the actual number thereof) that produces the highest average.

(H) LIMITATION COMPENSATION means Compensation, defined as information required to be reported under Sections 6041 and 6051 (Wages, Tips and other Compensation Box Form W-2).

Limitation Compensation is defined as wages as defined in Code Section 3401 (a) and all other payments of compensation to an Employee by the Employer (in the course of the Employer's trade or business) for which the Employer is required to furnish the Employee a written statement under Sections 6041(d) and 6051(a)(3) of the Code. Compensation must be determined without regard to any rules under Section 3401(a) that limit the remuneration included in wages based on the nature or location of the employment or the services performed (such as the exception for agricultural labor in Section 3401(a)(2)).

For a Self-Employed Individual, Limitation Compensation means his or her Earned Income, provided that if the Self-Employed Individual is not a Participant for an entire Plan Year, his or her Limitation Compensation for that Plan Year shall be his or her Earned Income for that Plan Year multiplied by a fraction the numerator of which is the number of days he or she is a Participant during the Plan Year and the denominator of which is the number of days in the Plan Year. Additionally, Limitation Compensation for a Participant in a Defined Contribution Plan who is permanently and totally disabled (as defined in Code
Section 22(e)) is the compensation such Participant would have received for the Limitation Year if the Participant had been paid at the rate of compensation paid immediately before becoming disabled; such imputed compensation may be taken into account only if the Participant is not a Highly Compensated Employee and contributions made on behalf of such Participant are nonforfeitable when made.

(I) MAXIMUM PERMISSIBLE AMOUNT means the maximum Annual Addition which may be contributed or allocated to a Participant's Account under the Plan for any Limitation Year. The maximum Annual Addition shall not exceed the lesser of:
(a) the Defined Contribution Dollar Limitation, or (b) 25% of the Participant's Compensation for the Limitation Year. The Compensation limitation referred to in (b) shall not apply to any contribution for medical benefits (within the meaning of Code Sections 401(h) or 419A(f)(2)) which is otherwise treated as an Annual Addition under Code Section 415(1)(1) or 419A(d)(2). If a short Limitation Year is created because of an amendment changing the Limitation Year to a different 12-consecutive month period, the Maximum Permissible Amount will not exceed the Defined Contribution Dollar Limitation multiplied by the following fraction:

                 NUMBER OF MONTHS IN THE SHORT LIMITATION YEAR
                                      12

(J) PROJECTED ANNUAL BENEFIT means the annual retirement benefit (adjusted to an actuarially equivalent straight life annuity if such benefit is expressed in a form other than a straight life annuity or Qualified Joint and Survivor Annuity) to which the Participant would be entitled under the terms of a Defined Benefit Plan assuming:

(i) the Participant continues in employment with the Employer or Affiliate until the Participant's "normal retirement age" under the Plan within the meaning of Code Section 411(a)(8) (or the Participant's current age, if later); and

(ii) the Participant's Limitation Compensation for the current Limitation Year and all other relevant factors used to determine benefits under the Plan will remain constant for all future Limitation Years.

3.6.2 The provisions of this subsection 3.6.2 apply with respect to a Participant who does not participate in, and has never participated in, another Qualified Plan, a Welfare Benefit Fund or an Individual Medical Benefit Account or a simplified employee pension, as defined in Code Section 401(k), maintained by the Employer or an Affiliate, which provided an Annual Addition as defined in Section 3.6.1(A) of the Plan, other than this Plan:

(A) The amount of Annual Additions which may be credited to the Participant's Account for any Limitation Year will not exceed the lesser of the Maximum Permissible Amount or any other limitation contained in this Plan. If the Employer Contribution that would otherwise be contributed or allocated to the Participant's Account would cause the Annual Additions on behalf of the Participant for the Limitation Year to exceed the Maximum Permissible Amount with respect to that Participant for the Limitation Year, the amount contributed or allocated will be reduced so that the Annual Additions on behalf of the Participant for the Limitation Year will equal such Maximum Permissible Amount.

(B) Prior to determining the Participant's actual Limitation Compensation for a Limitation Year, the Employer may determine the Maximum Permissible Amount for the Participant for the Limitation Year on the basis of a reasonable estimation of the Participant's Compensation for that Limitation Year. Such estimated Compensation shall be uniformly determined for all Participants similarly situated.

(C) As soon as is administratively feasible after the end of a Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual compensation for the Limitation Year.

(D) If pursuant to Section 3.6.2(C) or as a result of the allocation of forfeitures, there is an Excess Amount with respect to the Participant for a Limitation Year, the Excess Amount shall be disposed of as follows:

(i) First, any contribution to the Participant's Elective Deferrals Account, Participant Voluntary Nondeductible Contributions Account or Employee Thrift Contributions Account, if applicable, and any earnings allocable thereto will be distributed to the Participant to the extent that the return thereof would reduce the Excess Amount in such Participant's Accounts.

(ii) If after the application of Section 3.6.2(D)(i) an Excess Amount still exists, and the Participant is covered by the Plan at the end of the Limitation Year, the remaining Excess Amount in the Participant's Account will be used to reduce Employer contributions (including allocation of any forfeitures) under this Plan for such Participant in the next Limitation Year, and in each succeeding Limitation Year, if necessary.

(iii) If after the application of Section 3.6.2(D)(i) an Excess Amount still exists, and the Participant is not covered by the Plan at the end of the Limitation Year, the Excess Amount will be held unallocated in a suspense account. The suspense account will be applied to reduce future Employer contributions under this Plain for all remaining Participants in the next Limitation Year, and in each succeeding Limitation Year, if necessary; provided, however, that if all or any part of the Excess Amount held in a suspense account is attributable to a Participant's Elective Deferrals, such Excess Amount shall be held unallocated in a suspense account to be used for such Participant in the next Limitation Year and each succeeding Limitation Year as an Elective Deferral if such Participant is covered by the Plan in the next and each succeeding Limitation Year, if necessary.

(iv) If a suspense account is in existence at any time during a Limitation Year pursuant to Section 3.6.2(D)(iii), the suspense account will not participate in the allocation of the Trust Fund's investment gains or losses to or from any other Account. If a suspense account is in existence at any time during a particular Limitation Year, all amounts in the suspense account must be allocated and reallocated to Participants' Accounts before any Employer or Participant contributions may be made to the Plan for the Limitation Year. Excess Amounts, other than those Excess Amounts referred to in Section 3.6.2(D)(i), may not be distributed to Participants or Former Participants.

3.6.3 The provisions of this subsection 3.6.3 apply with respect to a Participant who, in addition to this Plan, is covered or has been covered under one or more Defined Contribution Plans which are Master or Prototype Plans, Welfare Benefit Funds an Individual Medical Benefit Account or a simplified employee pension maintained by the Employer or an Affiliate, which provides an Annual Addition as described in Section 3.6.1(A) of the Plan during any Limitation Year.

(A) The Annual Additions which may be credited to a Participant's Accounts under this Plan for any such Limitation Year will not exceed the Maximum Permissible Amount reduced by the Annual Additions credited to the Participant's account or accounts under any other plans and Welfare Benefit Fund, Individual Medical Benefit Account or simplified employee pension for the same Limitation Year.

If the Annual Additions with respect to the Participant under any one or more other such Defined Contribution Plans or Welfare Benefit Funds, Individual Medical Benefit Account or simplified employee pension maintained by the Employer are less than the Maximum Permissible Amount and the Employer Contribution that would otherwise be contributed or allocated to a Participant's Account under this Plan would cause the Annual Additions for the Limitation Year to exceed this limitation, the amount contributed or allocated shall be reduced so that the Annual Additions under all such plans and funds for the Limitation Year will equal the Maximum Permissible Amount. If the Annual Additions with respect to the Participant under such other Defined Contribution Plans and Welfare Benefit Funds, Individual Medical Benefit Account or simplified employee pension in the aggregate are equal to or greater than the Maximum Permissible Amount, no amount will be contributed or allocated to any of the Participant's Account under this Plan for the Limitation Year.

(B) Prior to determining the Participant's actual compensation for a Limitation Year, the Maximum Permissible Amount her a Participant may be determined in the manner described in Section 3.6.2(B).

(C) As soon as is administratively feasible after the end of a Limitation Year, the Maximum Permissible Amount for the Limitation Year will be determined on the basis of the Participant's actual Limitation Compensation for the Limitation Year.

(D) If, pursuant to subsection 3.6.3(C) above, or as a result of the allocation of forfeitures, a Participant's Annual Additions under this Plan and the Participant's Annual Additions under such other plans would result in an Excess Amount for a Limitation Year, the Excess Amount will be deemed to consist of the Annual Additions last allocated, except that Annual Additions attributable to simplified employee pension will be deemed to have been allocated first, followed by Annual Additions to a Welfare benefit Fund or Individual Medical Benefit Account regardless of the actual allocation date.

(E) If an Excess Amount was allocated to a Participant on an allocation date of this Plan which coincided with an allocation date of another such plan, the Excess Amount attributed to this Plan will be the product of:

(i) the total Excess Amount allocated as of such date, multiplied by (ii) the ratio of (A) the Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan to (B) the total Annual Additions allocated to the Participant for the Limitation Year as of such date under this Plan and all of the other plans referred to in the first sentence of this Section 3.6.3.

(F) Any Excess Amount attributed to this Plan will be disposed in the manner described in Section 3.6.2(D).

3.6.4 If a Participant is covered under one or more Defined Contribution Plans, other than this Plan, maintained by the Employer or an Affiliate which are not Master or Prototype Plans, or Welfare Benefit Funds or an Individual Medical Benefit Account maintained by the Employer, Annual Additions which may be credited to the Participant's Account under this Plan for any Limitation Year shall be limited in accordance with the provisions of subsections 3.6.3(A)
- (F) above as though each such other plan was a Master or Prototype Plan.

3.6.5 If the Employer maintains, or at any time maintained, a Defined Benefit Plan covering any Participant in this Plan, the sum of the Participant's Defined Benefit Fraction and Defined Contribution Fraction will not exceed 1.0 in any Limitation Year. If such sum would otherwise exceed 1.0 and if such Defined Benefit Plan does not provide for a reduction in benefits thereunder, Annual Additions which may be credited to a Participant's Account under this Plan for any Limitation Year shall be limited in accordance with the provisions of Section 3.6.2.

3.6.6 If required pursuant to Section 4.4.4, "100%" shall be substituted for "125%" wherever the latter percentage appears in this Section 3.6.

3.7     RETURN OF EMPLOYER CONTRIBUTIONS UNDER SPECIAL CIRCUMSTANCES

Notwithstanding any provision of this Plan to the contrary, upon timely written demand by the Employer or the Administrator to the Trustee:

(A) Any contribution by the Employer to the Plan under a mistake of fact shall be returned to the Employer by the Trustee within one year after the payment of the contribution.

(B) Any contribution made by the Employer incident to the determination by the Commissioner of Internal Revenue that the Plan is initially a Qualified Plan shall be returned to the Employer by the Trustee within one year after notification from the Internal Revenue Service that the Plan is not initially a Qualified Plan but only if the application for the qualification is made by the time prescribed by law for filing the Employer's return for the taxable year in which the Plan is adopted, or such later date as the Secretary of the Treasury may prescribe.


(C) In the event the deduction of a contribution made by the Employer is disallowed under Code Section 404, such contribution (to the extent disallowed) must be returned to the Employer within one year of the disallowance of the deduction.


                              ARTICLE IV - VESTING

4.1     DETERMINATION OF VESTING

4.1.1 A Participant shall at all times have a vested percentage of 100% in the Account Balance of each of his or her 401(k) Contributions Accounts, Rollover Contributions Account and Transferred Account.

4.1.2 A Participant shall have a vested percentage of 100% in his or her Account Balance of each of his or her Employer Accounts if he or she terminates Employment due to the attainment of Normal Retirement Age or upon Disability or death.

4.1.3 The vested percentage of a Participant in the Account Balance of each of his or her Employer Accounts not vested pursuant to Section 4.1.1 or 4.1.2 shall be determined in accordance with the following schedule:

            20% after 1 year of Vesting Service
            40% after 2 years of Vesting Service
            60% after 3 years of Vesting Service
            80% after 4 years of Vesting Service
            100% after 5 years of Vesting Service

4.2     RULES FOR CREDITING VESTING SERVICE

4.2.1 Subject to Section 4.2.2 all Years of Service shall be credited for purposes of determining a Participant's Vesting Service. If the Employer maintains the plan of a predecessor employer, service with such predecessor employer shall be treated as service with the Employer for purposes of Vesting Service.

4.2.2 An Employee who terminates Employment with no vested percentage in an Employer Account shall, if he or she returns to Employment, have no credit for Vesting Service prior to such termination of Employment if his or her period of Severance equals or exceeds five years.

4.2.3 Vesting Service of an Employee following a Period of Severance of five years or more shall not be counted for the purpose of computing his or her vested percentage in his or her Employer Accounts derived from contributions accrued prior to the Period of Severance. If applicable, separate records shall be maintained reflecting the Participant's vested rights in his or her Account Balance attributable to service prior to the Period of Severance and reflecting the Participant's vested percentage in his or her Account Balance attributable to service after the Period of Severance. Vesting Service prior to and following an Employee's Period of Severance shall be counted for purposes of computing his or her vested percentage in an Employer Account derived from contributions made after the Period of Severance.

4.3     EMPLOYER ACCOUNTS FORFEITURES

4.3.1 Subject to Section 5.6, upon the Nonvested Separation of a Participant, the nonvested portion of each Employer Account of such Participant will be forfeited as of the date of termination of Employment.

Upon the Partially Vested Separation of a Participant, the nonvested portion of each Employer Account of such Participant will be forfeited as of the date of termination of Employment; provided, however, that such Participant receives a distribution in accordance with Section 5.6. If a Participant does not receive a distribution following his or her termination of Employment, the nonvested portion of each Employer Account of the Participant shall be forfeited following a Period of Severance of one year.

4.3.2   Forfeitures for a Plan Year shall be allocated in accordance with
Section 3.5.1.

4.4     TOP-HEAVY PROVISIONS

4.4.1 As used in this Section 4.4, each of the following terms shall have the meanings for that term set forth in this Section 4.4.1:

(A) DETERMINATION DATE means, for any Plan Year subsequent to the first Plan Year, the last day of the preceding Plan year. For the first Plan Year of the Plan, the last day of that year.

(B) PERMISSIVE AGGREGATION GROUP means the Required Aggregation Group of plans plus any other plan or plans of the Employer or Affiliate which, when considered as a group with the Required Aggregation Group, would continue to satisfy the requirements of Code Sections 401(a)(4) and 410.

(C) REQUIRED AGGREGATION GROUP means (i) each Qualified Plan of the Employer or Affiliate in which at least one Key Employee participates or participated at any time during the determination period (regardless of whether the Plan has terminated), and (ii) any other qualified plan of the Employer or Affiliate which enables a plan described in (i) to meet the requirements of Code Sections 401(a)(4) or 410.

(D) SUPER TOP-HEAVY means the Plan if any Top-Heavy Ratio as determined under the definition of Top-Heavy Plan exceeds 90%.

(E) TOP-HEAVY PLAN means the Plan if any of the following conditions exists:

(i) If the Top-Heavy Ratio for the Plan exceeds 60% and the Plan is not part of any Required Aggregation Group or Permissive Aggregation Group of Plans.

(ii) If the Plan is a part of a Required Aggregation Group of plans but not part of a Permissive Aggregation Group and the Top-Heavy Ratio for the group of plans exceeds 60%.

(iii) If the Plan is a part of a Required Aggregation Group and part of a Permissive Aggregation Group of plans and the Top-Heavy Ratio for the Permissive Aggregation Group exceeds 60%.

(F) Top-Heavy Ratio means:

(i) If the Employer or Affiliate maintains one or more Defined Contribution Plans (including any Simplified Employee Pension Plan) and the Employer or Affiliate has never maintained any Defined Benefit Plan which during the five-year period ending on the Determination Date has or has had accrued benefits, the Top-Heavy Ratio for this Plan alone or for the Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of the Account Balances of all Key Employees as of the Termination Date (including any part of any Account Balance distributed in the five-year period ending on the Determination Date), and the denominator of which is the sum of all Account Balances (including any part of any Account Balance distributed in the five-year period ending on the Determination Date), both computed in accordance with Code Section 416. Both the numerator and denominator of the Top-Heavy Ratio are increased to reflect any contribution not actually made as of the Determination Date, but which is required to be taken into account on that date under Code Section 416.

(ii) If the Employer or an Affiliate maintains one or more Defined Contribution Plans (including any Simplified Employee Pension Plan) and the Employer or an Affiliate maintains or has maintained one or more Defined Benefit Plans which during the five-year period ending on the Determination Date has or has had any accrued benefit, the Top-Heavy Ratio for any Required or Permissive Aggregation Group as appropriate is a fraction, the numerator of which is the sum of Account Balances under the aggregated Defined Contribution Plans for all Key Employees, determined in accordance with (i) above, and the present value of accrued benefits under the aggregated Defined Benefit Plans for all Key Employees as of the Determination Date, and the denominator of which is the sum of the Account Balances under the aggregated Defined Contribution Plans for all Participants, determined in accordance with (i) above, and the present value of accrued benefits under the Defined Benefit Plans for all Participants as of the Determination Date, all determined in accordance with Code Section 416. The accrued benefit under a Defined Benefit Plan in both the numerator and denominator of the Top-Heavy Ratio are increased for any distribution of an accrued benefit made in the five-year period ending on the Determination Date.

(iii) For purposes of (i) and (ii) above, the value of Account Balances and the present value of accrued benefits will be determined as of the most recent Valuation Date that falls within or ends with the 12-month period ending on the Determination Date, except as provided in Code Section 416 for the first and second Plan Years of a Defined Benefit Plan. The Account Balances and accrued benefits of a Participant (1) who is not a Key Employee but who was a Key Employee in a prior year, or (2) who has not been credited with at least one Hour of Service with the Employer or an Affiliate at any time during the five-year period ending on the Determination Date, will be disregarded. The calculation of the Top-Heavy Ratio, and the extent to which distributions, rollovers, and transfers are taken into account will be made in accordance with Code Section 416.

Elective Deferrals will not be taken into account for purposes of computing the Top-Heavy Ratio. When aggregating plans the value of Account Balances and accrued benefits will be calculated with reference to the Determination Dates that fall within the same calendar year.

The accrued benefit of a Participant who is not a Key Employee shall be determined under (A) the method, if any, that uniformly applies for accrual purposes under all Defined Benefit Plans or (B) if there is no such method, as if such benefit accrued not more rapidly than the slowest accrual rate permitted under the fractional rule of Code Section 411(b)(1)(C).

4.4.2 If the Plan is determined to be a Top-Heavy Plan or a Super Top-Heavy Plan as of any Determination Date, then the following Top-Heavy vesting schedule, beginning with the first Plan Year commencing after such Determination Date, shall apply only for those Plan Years in which the Plan continues to be a Top-Heavy Plan or Super Top-Heavy Plan, as the case may be:

        Top-Heavy Vesting Schedule

        20% after 1 year of Vesting Service
        40% after 2 years of Vesting Service
        60% after 3 years of Vesting Service
        80% after 4 years of Vesting Service
        100% after 5 years of Vesting Service

4.4.3 (A) Except as provided in Sections 4.4.3(C) and (D), for any Plan Year in which the Plan is a Top-Heavy Plan, contributions and forfeitures allocated to the Employer Contributions Account of any Participant who is not a Key Employee in respect of that Plan Year shall not be less than the lesser of:

(i) 3% of such Participant's Limitation Compensation, or

(ii) if the Employer has no Defined Benefit Plan which designates this Plan to satisfy Code Section 401, the largest percentage of contributions and forfeitures, as a percentage of the Key Employee's Limitation Compensation, allocated to the Employer Contributions Account of any Key Employee for that year. The minimum allocation is determined without regard to any Social Security contribution. This minimum allocation shall be made even though, under other Plan provisions, the Participant would not otherwise be entitled to receive an allocation, or would have received a lesser allocation for the Plan Year because of (a) the Participant's failure to complete a Year of Service,
(b) the Participant's failure to make mandatory Participant contributions to the Plan or (c) compensation less than a stated amount.

(B) For purposes of computing the minimum allocation, a Participant's Limitation Compensation will be applied.

(C) The provision in (A) above shall not apply to any Participant who was not employed by the Employer or an Affiliate on the last day of the Plan Year.

(D) With respect to any profit-sharing or money purchase pension plan which becomes Top-Heavy and is integrated with Social Security, prior to making the allocations specified in Section 3.1, anything contained therein to the contrary notwithstanding there shall be an allocation of the Employer Contribution to each eligible Participant's Employer Contribution Account in the ratio that each such Participant's Limitation Compensation for the Plan Year bears to the Limitation Compensation of all such Participants for the Plan Year, but not in excess of 3% of such Limitation Compensation.

4.4.4 If the Plan becomes a Top-Heavy Plan, then the maximum benefit which can be provided under Section 3.6 shall continue to be determined by applying "125%" wherever it appears in that Section and by substituting "4%" for "3%" wherever that appears in Section 4.4.3. However, if the Plan becomes a Super Top-Heavy Plan, the maximum benefit which can be provided under Section 3.6 shall be determined by substituting "100%" for "125%" wherever the latter percentage appears and the 3% minimum contribution provided for in Section
4.4.4 shall remain unchanged.

4.4.5 Beginning with the Plan Year in which this Plan is Top-Heavy, the minimum Top-Heavy vesting schedules will apply. The minimum vesting schedule applies to all benefits within the meaning of Code Section 411(a)(7) except those attributable to Employee contributions, including benefits accrued before the effective date of Code Section 416 and benefits accrued before the Plan became Top-Heavy. However, this Section 4.4 does not apply to the Account Balances of any Employee who does not have an Hour of Service after the Plan has initially become Top-Heavy and such Employee's vesting in his or her Employer Contributions Account will be determined without regard to this
Section 4.4 The minimum allocation pursuant to Section 4.4.3 (to the extent required to be nonforfeitable under Code Section 416(b)) may not be forfeited under Code Section 411(a)(3)(B) or Code Section 411 (a)(3)(D).


                      ARTICLE V - AMOUNT AND DISTRIBUTION
                      OF  BENEFITS, WITHDRAWALS AND LOANS

5.1     DISTRIBUTION UPON TERMINATION OF EMPLOYMENT

5.1.1 Subject to Section 5.1.2, a Participant's Benefit Commencement Date shall be as soon as practicable following his or her Fully Vested Separation, Partially Vested Separation or Nonvested Separation, if applicable, and in accordance with Section 5.6. A Participant who has reached Normal Retirement Age may receive distributions from the Participant's Employer Contributions Account while employed. Any such distribution will be made in accordance with
Section 6 as if the Participant had retired at his Normal Retirement Age, or any date thereafter until he terminates employment. Any Participant who remains employed after his Normal Retirement Age will be deemed to have elected to defer receipt of benefits until retirement unless he elects to begin distribution in accordance with this section and Section 6. Each 401(k) Contributions Account of a Participant shall be payable in accordance with the events specified in Section 1.25 of the Plan.

5.1.2 A Participant's Benefit Commencement Date may be deferred, at the election of the Participant and with applicable spousal consent, until the earliest of his or her Normal Retirement Age, Disability, or Early Retirement.

5.2     AMOUNT OF BENEFITS UPON A FULLY VESTED SEPARATION

A Participant's benefits upon his or her Fully Vested Separation for any reason other than Disability shall be the Account Balance of all of his or her Accounts determined in accordance with Section 10.6.2.

5.3     AMOUNT OF BENEFITS UPON A PARTIALLY VESTED SEPARATION

A Participant's benefits upon his or her Partially Vested Separation for any reason other than Disability shall be: (A) the Account Balance of his or her Employer Accounts determined in accordance with Section 10.6.2 multiplied by his or her vested percentage determined pursuant to Section 4.1.3, or, if applicable, Section 4.4.2, plus (B) the Account Balance of his or her other Accounts determined in accordance with Section 10.6.2

5.4     AMOUNT OF BENEFITS UPON A NONVESTED SEPARATION

A Participant's benefits upon his or her Nonvested Separation shall be the Account Balance of his or her Accounts other than Employer Accounts, if any, determined in accordance with Section 10.6.2.

5.5     AMOUNT OF BENEFITS UPON A SEPARATION DUE TO DISABILITY

If a Participant terminates Employment due to a Disability, his or her benefit shall be the Account Balance of all of his or her Accounts determined as a Fully Vested Separation in accordance with Section 5.2 and Section 10.6.2.

5.6     DISTRIBUTION AND RESTORATION

5.6.1 If, upon a Participant's termination of Employment, the vested Account Balance of his or her Accounts as of the applicable Valuation Date is equal to or less than $3,500, such Participant will receive a distribution of his or her entire vested benefit and the nonvested portion will be treated as a forfeiture. If the value of a Participants vested Account is zero, the Participant shall be deemed to have received a distribution of such vested Account.

5.6.2 If, upon a Participant's termination of Employment, the vested Account Balance of his or her Accounts as of the applicable Valuation Date exceeds $3,500, the Participant may elect, in accordance with Article VI, to receive a distribution of the entire vested portion of such Accounts and the nonvested portion, if any, will be treated as a forfeiture.

5.6.3 Neither the consent of the Participant nor the Participant's Spouse shall be required to the extent that a distribution is required to satisfy Code
Section 401(a)(9) or Code Section 415.

5.6.4 If a Participant, who after termination of Employment received a distribution and forfeited any portion of an Employer Account or is deemed to have received a distribution in accordance with Section 5.6.1, resumes Employment, he or she shall have the right, while an Employee, to repay the full amount previously distributed from such Employer Account. Such repayment must occur before the earlier of (i) the date on which he or she would have incurred a Period of Severance of five years commencing after the distribution or (ii) five years after the first date on which the Participant is subsequently reemployed. If the Participant makes a repayment, the Account Balance of his or her relevant Employer Account shall be restored to its value as of the date of distribution. The restored amount shall be derived from forfeitures during the Plan Year and, if such forfeitures are not sufficient, from a contribution by the Employer made as of that date (determined without reference to Net Profits). If an Employee who had a Nonvested Separation and was deemed to receive a distribution resumed Employment before a Period of Severance of five years, his or her Employer Account will be restored, upon reemployment, to the amount on the date of such deemed distribution.

5.7     WITHDRAWALS DURING EMPLOYMENT

5.7.1 Prior to termination of Employment, each Participant with a Rollover Contributions Account may elect to withdraw, as of the Valuation Date next following the receipt of an election by the Administrator, and upon such notice as the Administrator may require, all or any of such Account, as of such Valuation Date.

5.7.2 The Administrator may establish from time to time rules and procedures with respect to any withdrawals including the order of Accounts from which such withdrawals shall be made.

5.7.3   No forfeitures shall occur as a result of a withdrawal pursuant to this
Section 5.7.

5.7.4 If a Participant is married at the time of such election, the Participant's Spouse must consent to such a withdrawal in the same manner as provided in Section 6.2.1.

5.8     LOANS

5.8.1 A Participant may submit an application to the Administrator to borrow from any Account maintained for the Participant (on such terms and conditions as the Administrator shall prescribe) an amount which when added to the outstanding balance of all other loans to the Participant would not exceed the lesser of (a) $50,000 reduced by the excess (if any) of the highest outstanding balance of loans during the one year period ending on the day before the loan is made, over the outstanding balance of loans from the Plan on the date the loan is made, or (b) 50% of the vested portion of his or her Account from which the borrowing is to be made as of the Valuation Date next following the receipt of his or her loan application by the Administrator and the expiration of such notice period as the Administrator may require. For this purpose, all loans from Qualified Plans of the Employer or an Affiliate shall be aggregated, and an assignment or pledge of any portion of the Participant's interest in the Plan, and a loan, pledge or assignment with respect to any insurance contract purchased under the Plan, will be treated as a loan under this Section 5.8.1.

5.8.2   If approved, each such loan shall comply with the following conditions:

(A) it shall be evidenced by a negotiable promissory note;

(B) the rate of interest payable on the unpaid balance of such loan shall be a reasonable rate determined by the Administrator,

(C) the Participant must obtain the consent of his or her Spouse, if any, within the 90 day period before the time an Account is used as security for the loan. A new consent is required if an Account is used for any increase in the amount of security. The consent shall comply with the requirements of Section 6.2.1, but shall be deemed to meet any requirements contained in section 6.2.1 relating to the consent of any subsequent Spouse. A new consent shall be required if an Account is used for renegotiation, extension, renewal, or other revision of the loan;

(D) the loan, by its terms, must require repayment (principal and interest) be amortized in level payments, not less frequently than quarterly, over a period not extending beyond five years from the date of the loan; provided, however, that if the proceeds of the loan are used to acquire a dwelling unit which within a reasonable time (determined at the time the loan is made) will be used as the principal residence of the Participant, the repayment schedule may be for a term in excess of five years; and

(E) the loan shall be adequately secured and may be secured by no more than 50% of the Participant's vested interest in the Account Balance of his or her Accounts.

5.8.3 If a Participant or Beneficiary requests and is granted a loan, and the loan is made from Participant Directed Assets, principal and interest payments with respect to the loan shall be credited solely to the Account of the borrowing Participant from which the loan was made. Any loss caused by nonpayment or other default on a Participant's loan obligations shall be charged solely to that Account. Any other loan shall be treated as an investment of the Trust Fund and interest and principal payments on account thereof shall be credited to the Trust Fund. The Administrator shall determine the order of Accounts from which a loan may be made.

5.8.4   Anything herein to the contrary notwithstanding:

(A) in the event of a default, foreclosure on the promissory note will not occur until a distributable event occurs under this Article V;

(B) no loan will be made to any Owner-Employee or to any "shareholder-employee" of the Employer or a Participating Affiliate or with respect to any amounts attributable to a Rollover Contribution or a trust to trust transfer and relating to prior participation by such an individual in a Qualified Plan. For this purpose, a "shareholder-employee" means an employee or officer of an electing small business, I.E., an "S corporation" as defined in Code Section 1361, who owns (or is considered as owning within the meaning of Code Section 318(a)(1)) on any day during the taxable year of such corporation, more than 5% of the outstanding stock of the corporation; and

(C) loans shall not be made available to Highly Compensated Employees in an amount greater than the amount made available to other Employees.

5.8.5 If a valid spousal consent has been obtained in accordance with Section 5.8.2(C), then, notwithstanding any other provision of this Plan, the portion of the Participant's vested Account used as a security interest held by the Plan by reason of a loan outstanding to the Participant shall be taken into account for purposes of determining the amount of the Participant's benefit payable at the time of death or distribution; but only if the reduction is used as repayment of the loan. If less than 100% of the Participant's vested benefit (determined without regard to the preceding sentence) is payable to the Surviving Spouse, then the Participant's benefit shall be adjusted by first reducing the Participant's vested benefit by the amount of the security used as repayment of the loan, and then determining the benefit payable to the Surviving Spouse.

5.9     LIMITATION ON COMMENCEMENT OF BENEFIT

5.9.1 Anything in this Article V to the contrary notwithstanding, a Participant's Benefit Commencement Date shall in no event be later than the 60th day after the close of the Plan Year in which the latest of the following events occur:

(A) the attainment by the Participant of his or her Normal Retirement Age;

(B) the tenth anniversary of the year in which the Participant commenced participation in the Plan; or

(C) the Participant's termination of Employment. Notwithstanding the foregoing, the failure of a Participant and Spouse to consent to a distribution while a benefit is Immediately Distributable, shall be deemed to be an election to defer commencement of payment of any benefit sufficient to satisfy this Section.

5.9.2 If it is not possible to distribute a Participant's Accounts because the Administrator has been unable to locate the Participant after making reasonable efforts to do so, then a distribution of the Participant's Accounts shall be made when the Participant can be located.

5.10    DISTRIBUTION REQUIREMENTS

5.10.1 The requirements of this Article shall apply to any distribution of a Participant's interest and will take precedence over any inconsistent provisions of this Plan. As used in this Section 5.10, each of the following terms shall have the meaning for that term set forth in this Section 5.10.1:

(A) APPLICABLE LIFE EXPECTANCY. The life expectancy (or joint and last survivor expectancy) calculated using the attained age of the Participant (or designated Beneficiary) as of the Participant's (or designated Beneficiary's) birthday in the applicable calendar year reduced by one for each calendar year which has elapsed since the date Life Expectancy was first calculated. If Life Expectancy is being recalculated, the Applicable Life Expectancy shall be the Life Expectancy as so recalculated. The applicable calendar year shall be the first distribution calendar year, and if Life Expectancy is being recalculated such succeeding calendar year.

(B) DESIGNATED BENEFICIARY. The individual who is designated as the Beneficiary under the Plan in accordance with Code Section 401(a)(9). In the event that a Participant names a trust to be a designated Beneficiary, such designation shall provide that, as of the later of the date on which the trust is named as a beneficiary or the Participant's Required Beginning Date, and as of all subsequent periods during which the trust is named as a Beneficiary, the following requirements are met:

(i) the trust is a valid trust under state law, or would be but for the fact that there is no corpus; (ii) the trust is irrevocable; (iii) the Beneficiaries of the trust who are Beneficiaries with respect to the trust's interest in the Participant's benefits are identifiable from the trust instrument within the meaning of Code Section 401(a)(9); and (iv) a copy of the trust is provided to the Plan.

(C) DISTRIBUTION CALENDAR YEAR. A calendar year for which a minimum distribution is required. For distributions beginning before the Participant's death, the first Distribution Calendar Year is the calendar year immediately preceding the calendar year which contains the Participant's Required Beginning Date. For distributions beginning after the Participant's death, the first Distribution Calendar Year is the calendar year in which distributions are required to begin pursuant to Section 7.2.

(D) LIFE EXPECTANCY. Life Expectancy and joint and last survivor expectancy are computed by use of the expected return multiples in Tables V and VI of section 1.72-9 of the regulations issued under the Code.

Unless otherwise elected by the Participant (or Spouse, in the case of distributions described in Section 7.2) by the time distributions are required to begin, Life Expectancies shall not be recalculated annually. Such election shall be irrevocable as to the Participant or Spouse and shall apply to all subsequent years. The Life Expectancy of a nonspouse Beneficiary may not be recalculated.

(E) REQUIRED BEGINNING DATE

(i) GENERAL RULE. The Required Beginning Date of a Participant is the first day of April of the calendar year following the calendar year in which the Participant attains age 70-1/2.

(ii) TRANSITIONAL RULE. The Required Beginning Date of a Participant who attains age 70-1/2 before January 1, 1988, shall be determined in accordance with (1) or (2) below:

(1) NON-5% OWNERS. The Required Beginning Date of a Participant who is not a 5% owners as defined in (iii) below is the first day of April of the calendar year following the calendar year in which the later of retirement or attainment of age 70-1/2 occurs.

(2) 5% OWNERS. The Required beginning Date of a Participant who is a 5% owner during any year beginning after December 31, 1979, is the first day of April following the later of:

(a) the calendar year in which the Participant attains age 70-1/2; or

(b) the earlier of the calendar year with or within which ends the Plan Year in which the Participant becomes a 5% owner, or the calendar year in which the Participant retires. The Required Beginning Date of a Participant who is not a 5% owner who attains age 70-1/2 during 1988 and who has not retired as of January 1, 1989, is April 1, 1990.

(iii) 5% OWNER.  A Participant is treated as a 5% owner for purposes of this
Section 5.10 if such Participant is a 5% owner as defined in Code Section 416(i) (determined in accordance with section 416 but without regard to whether the plan is top-heavy) at any time during the Plan Year ending with or within the calendar year in which such owner attains age 66-1/2 or any subsequent Plan Year.

(iv) Once distributions have begun to a 5% owner under this Section 5.10, they must continue to be distributed, even if the Participant ceases to be a 5% owner in a subsequent year.

5.10.2 All distributions required under this Section 5.10 shall be determined and made in accordance with the Income Tax Regulations under Code Section 401
(a)(9), including the minimum distribution incidental benefit requirement of section 1.401(a)(9)-2 of the regulations issued under the Code.

The entire interest of a Participant must be distributed or begin to be distributed no later than the Participant's Required Beginning Date.

5.10.3 LIMITS ON DISTRIBUTION PERIODS. As of the first Distribution Calendar Year. distributions, if not made in a lump sum, may only be made over one of the following periods (or a combination thereof):

(A) the life of the Participant;

(B) the life of the Participant and a Designated beneficiary;

(C) a period certain not extending beyond the Life Expectancy of the Participant; or

(D) a period certain not extending beyond the joint and last survivor expectancy of the Participant and a Designated Beneficiary.

5.10.4 DETERMINATION OF AMOUNT TO BE DISTRIBUTED EACH YEAR. (A) If the Participant's interest is to be paid in the form of annuity distributions under the Plan (whether directly or in the form of an annuity purchased from an insurance company), payments under the annuity shall satisfy the following requirements

(i) the annuity distributions must be paid in periodic payments made at intervals not longer than one year;

(ii) the distribution period must be over a life (or lives) or over a period certain not longer than a Life Expectancy (or joint life and last survivor expectancy) described in Code Section 401(a)(9)(A)(ii) or Code Section 401(a)(9)(B)(iii), whichever is applicable;

(iii) the Life Expectancy (or joint life and last survivor expectancy) for purposes of determining the period certain shall be determined without recalculation of Life Expectancy;

(iv) once payments have begun over a period certain, the period certain may not be lengthened even if the period certain is shorter than the maximum permitted;

(v) payments must either be nonincreasing or increase only as follows:

(1) with any percentage increase in a specified and generally recognized cost-of-living index;

(2) to the extent of the reduction to the amount of the Participant's payments to provide for a survivor benefit upon death, but only if the beneficiary whose life was being used to determine the distribution period described in Section 5.10.4(A)(iii) dies and the payments continue otherwise in accordance with that section over the life of the Participant;

(3) to provide cash refunds of Employee contributions upon the Participant's death; or

(4) because of an increase in benefits under the Plan.

(vi) If the annuity is a life annuity (or a life annuity with a period certain not exceeding 20 years), the amount which must be distributed on or before the Participant's Required Beginning Date (or, in the case of distributions after the death of the Participant, the date distributions are required to begin pursuant to Section 7.2) shall be the payment which is required for one payment interval. The second payment need not be made until the end of the next payment interval even if that payment interval ends in the next calendar year. Payment intervals are the periods for which payments are received, E.G., bimonthly, monthly, semi-annually, or annually. If the annuity is a period certain annuity without a life contingency (or is a life annuity with a period certain exceeding 20 years) periodic payments for each distribution calendar year shall be combined and treated as an annual amount.

The amount which must be distributed by the Participant's Required Beginning Date (or, in the case of distributions after the death of the Participant, the date distributions are required to begin pursuant to Section 7.2) is the annual amount for the first Distribution Calendar Year. The annual amount for other Distribution Calendar Years, including the annual amount for the calendar year in which the Participant's Required Beginning Date (or the date distributions are required to begin pursuant to Section 7.2) occurs, must be distributed on or before December 31 of the calendar year for which the distribution is required.

(B) Annuities are subject to the following additional conditions:

(i) Unless the Participant's Spouse is the Designated Beneficiary, if the Participant's interest is being distributed in the form of a period certain annuity without a life contingency, the period certain as of the beginning of the first Distribution Calendar Year may not exceed the applicable period determined using the table set forth in Q&A A-5 of section 1.401(a)(9)-2 of the regulations issued under the Code.

(ii) If the Participant's interest is being distributed in the form of a joint and survivor annuity for the joint lives of the Participant and a nonspouse Beneficiary, annuity payments to be made on or after the Participant's Required Beginning Date to the Designated Beneficiary after the Participant's death must not at any time exceed the applicable percentage of the annuity payment for such period that would have been payable to the Participant using the table set forth in Q&A A-6 of section 1.401(a)(9)-2 of the regulations under the Code.

(D) If the form of distribution is an annuity made in accordance with Section 5.10.4, any additional benefits accruing to the Participant after his or her Required Beginning Date shall be distributed as a separate and identifiable component of the annuity beginning with the first payment interval ending in the calendar year immediately following the calendar year in which such amount accrues.

(E) Any part of the Participant's interest which is in the form of an individual account shall be distributed in a manner satisfying the requirements of Code Section 401(a)(9).


                         ARTICLE VI - FORMS OF PAYMENT
                            OF RETIREMENT BENEFITS

6.1     METHODS OF DISTRIBUTION

6.1.1 A Participant's Accounts shall be payable in the normal form of a lump-sum distribution in accordance with Section 6.1.1(A) below. A Participant may at any time prior to his or her Benefit Commencement Date elect, in accordance with Section 6.2, either of the following benefit forms:

(A) A lump-sum distribution in cash or in kind, or part in cash and part in kind; or

(B) In periodic payments payable in cash or in kind, or part in cash and part in kind over a period not in excess of that required to comply with Section 5.10.4.

Anything in this Section 6.1.1 to the contrary notwithstanding, if the value of a Participant's vested Account as of the applicable Valuation Date is $3,500 or less, his or her benefit shall be paid in the form of a lump sum distribution and no optional form of benefit payment shall be available.

6.1.2 On the death of the Participant, the Participant's benefits will be paid to his or her Surviving Spouse, if any, or, if his or her Surviving Spouse has already consented in a manner conforming to an election under Section 6.2.1, then to the Participant's Beneficiary. The normal form of benefit shall be a lump-sum. A Participant may elect to receive his or her benefit in the form of installments in accordance with Section 6.1.1(B) of the Plan. This
Section 6.1.2 shall not apply, however, with respect to the Participant if it is determined that the Plan is a direct or indirect transferee of a defined benefit plan, a money purchase pension plan (including a target benefit plan) or a stock bonus or profit-sharing plan which is subject to the survivor annuity requirements of Code Sections 401(a)(11) and 417. In addition, this
Section 6.1.2 shall not apply unless the Participant's Surviving Spouse, if any, is the Beneficiary of (i) the proceeds of any insurance on the Participant's life purchased by Employer contributions or (ii) forfeitures allocated to the Participant's Employer Account or unless the Participant's Surviving Spouse has consented to the Participant's designation of another Beneficiary as referred to in this Section 6.1.2.

6.2     ELECTION OF OPTIONAL FORMS

6.2.1 The election of an optional benefit by a Participant shall not be effective unless (A) the Participant's Spouse consents in writing; (B) the election designates a specific alternate beneficiary including any class of Beneficiaries or any contingent Beneficiaries which may not be changed without spousal consent (or the Spouse expressly permits designations by the Participant without any further spousal consent); (C) the Spouse's consent to the waiver is witnessed by a Plan representative or notary public; and (D) the Spouse's consent acknowledges the effect of the election. Additionally, a Participant's election will not be effective unless the election designates a form of benefit payment which may not be changed without spousal consent or the Spouse expressly permits designations without any further spousal consent. Notwithstanding this consent requirement, if the Participant establishes to the satisfaction of a Plan representative that such written consent may not be obtained because there is no Spouse or the Spouse cannot be located, the election will be deemed effective. Any consent necessary under this provision will not be valid with respect to any other Spouse. A consent that permits designations by the Participant without any requirement of further consent by such Spouse must acknowledge that the Spouse has the right to limit consent to a specific Beneficiary, and a specific form of benefit, where applicable, and that the Spouse voluntarily elects to relinquish either or both of such rights. Additionally, a revocation of a prior waiver may be made by a Participant without the consent of the Spouse at any time before his or her Benefit Commencement Date. The number of revocations shall not be limited. Any new waiver will require a new consent by the electing Participant's Spouse. No consent obtained under this provision shall be valid unless the Participant has received notice as provided in this Section.

6.2.2 A Participant may revoke his or her election to take an optional form of benefit, and elect a different form of benefit, at any time prior to the Participant's Benefit Commencement Date.

6.3     DIRECT ROLLOVERS

6.3.1 Notwithstanding any provision of the Plan to the contrary that would otherwise limit a Distributee's election under this Section 6.3, a Distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an Eligible Rollover Distribution paid directly to an Eligible Retirement Plan specified by the Distributee in a Direct Rollover.

6.3.2 Definitions - All terms used in this Section 6.3 shall have the meaning set forth below:

(A) ELIGIBLE ROLLOVER DISTRIBUTION: An Eligible Rollover Distribution is any distribution of all or any portion of the balance to the credit of the Distributee, except, that an Eligible Rollover Distribution shall not include: any distribution that is one of a series of substantially equal periodic payments (not less frequently than annually) made for the life (or life expectancy) of the Distributee or the joint lives (or joint life expectancies) of the Distributee and the Distributee's designated beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under Code Section 401(a)(9); and the portion of any distribution that is not includible in gross income (determined without regard to the exclusion for net unrealized appreciation with respect to employer securities).

(B) ELIGIBLE RETIREMENT PLAN: An Eligible Retirement Plan is an individual retirement account described in Code Section 408(a), an individual retirement annuity described in Code Section 408(b), an annuity plan described in Code
Section 403(a), or a qualified trust described in Code Section 401(a) that accepts the Distributee's Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the Surviving Spouse, an Eligible Retirement Plan is an individual retirement account or individual retirement annuity.

(C) DISTRIBUTEE: A Distributee includes an Employee or former Employee. In addition, the Employee's or former Employee's Surviving Spouse and the Employee's or former Employee's Spouse or former Spouse who is the alternate payee under a qualified domestic relations order, as defined in Code Section 414(p), are Distributees with regard to the interest of the Spouse or former Spouse.

(D) DIRECT ROLLOVER: A Direct Rollover is a payment by the Plan to the Eligible Retirement Plan specified by the Distributee.


                         ARTICLE VII - DEATH BENEFITS

7.1     PAYMENT OF ACCOUNT BALANCES

7.l.1   The benefits payable to the Beneficiary of a Participant who dies while an Employee shall be the Account Balance of all of his or her Accounts. The benefits payable to the beneficiary of a Participant who dies after terminating Employment shall be the vested Account Balance of all of his or her Accounts. Except as otherwise provided in this Article VII, a Beneficiary may request that he or she be paid his or her benefits as soon as practicable after the Participant's death.

7.1.2 If a Participant dies before distribution of his or her entire interest in the Plan has been completed, the remaining interest shall, subject to
Section 7.2.5, be distributed to the Participant's Beneficiary in the form, at the time and from among the methods specified in Section 6.1.1 as elected by the beneficiary in writing filed with the Administrator. If an election is not received by the Administrator within 90 days following the date the Administrator is notified of the Participant's death, the distribution shall be made, if to a Surviving Spouse, in accordance with Section 7.2.5(B), and, if to some other Beneficiary, to the Beneficiary in a lump-sum.

7.1.3 The value of the benefits payable to a Beneficiary shall be determined in accordance with Section 10.6.2. If the value of such death benefit is $3,500 or less, distribution of such benefit shall be made in a lump-sum as soon as practicable following the death of the Participant.

7.2     BENEFICIARIES

7.2.1 A Participant shall designate one or more Beneficiaries to whom amounts due after his or her death shall be paid. In the event a Participant fails to make a proper designation or in the event that no designated beneficiary survives the Participant, the Participant's Beneficiary shall be the Participant's Surviving Spouse, or if the Participant has no Surviving Spouse, the legal representative of the Participant's estate, as an asset of that estate. A Participant's Beneficiary shall not have any right to benefits under the Plan unless he or she shall survive the Participant.

7.2.2 Any designation of a beneficiary incorporated into an insurance contract shall be governed by the terms of such insurance contract. Any other designation of a Beneficiary must be filed with the Administrator, in a time and manner designated by such Administrator, in order to be effective. Any such designation of a Beneficiary may be revoked by filing a later designation or an instrument of revocation with the Administrator, in a time and manner designated by the Administrator.

7.2.3 A married Participant whom designation of a Beneficiary is someone other than his or her Spouse, inducing a Beneficiary referred to in the first sentence of Section 7.2.2, or the change of any such Beneficiary to a new Beneficiary other than the Participant's Spouse, shall not be valid unless made in writing and consented to by the Participant's Spouse in such terms and in such a manner as described in Section 6.2.1.

7.2.4   Notwithstanding any other provision of the Plan to the contrary:

(A) If the Participant dies after his or her Benefit Commencement Date, but before distribution of his or her benefit has been completed, the remaining portion of such benefit may continue in the form and over the period in which the distributions were being made, but in any event must continue to be made at least as rapidly as under the method of distribution being used prior to the Participant's death.

(B) If the Participant dies leaving a Surviving Spouse before his or her Benefit Commencement Date, the Surviving Spouse shall receive his or her distribution in the form of a lump-sum unless she or he elects within 90 days following the date the Administrator is notified of the Participant's death, any other form of benefit payment specified in Section 6.1.1, or the Participant's Surviving Spouse has already consented in a manner described in
Section 6.2.1 to a distribution to an alternate Beneficiary designated by the Participant. If the Participant's benefit is $3,500 or less, distribution shall be made in the form of a lump-sum comprised of the assets in the Account immediately prior to the distribution if the Account consists of Participant-Directed Assets. If the Account does not consist of Participant-Directed Assets, the distribution shall be in cash.

(C) If the Participant dies before his or her Benefit Commencement Date, the distribution of the Participant's entire interest shall be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death except to the extent that an election is made by the designated Beneficiary involved to receive distributions in accordance with (i) or (ii) of this subsection (C) below:

(i) if any portion of the Participant's interest is payable to a designated Beneficiary who is an individual, distributions may be made in substantially equal installments over the life or Life Expectancy, as defined in Section 5.10.1(D), of the designated Beneficiary commencing on or before December 31 of the calendar year immediately following the calendar year of the Participant's death;

(ii) if the designated Beneficiary is the Participant's Surviving Spouse, the date distributions are required to begin in accordance with (i) of this subsection (C) shall not be earlier than the later of December 31 of the calendar year in which the Participant died and December 31 of the calendar year in which the Participant would have attained age 65; and

(iii) if the Surviving Spouse dies before payments begin subsequent distributions shall be made as if the Surviving Spouse had been the Participant.

(D) For purposes of this Section 7.2.4, distribution of a Participant's interest is considered to begin on the Participant's Required Beginning Date, as defined in Section 5.10.1(E).

(E) For purposes of this Section 7.2.4, any amount paid to a child of the Participant will be treated as if it had been paid to the Participants Surviving Spouse if the amount becomes payable to such Surviving Spouse when the child reaches the age of majority.

(F) If the Participant has not made an election pursuant to this Section 7.2.4 by the time of his or her death, the Participant's designated Beneficiary must elect the method of distribution no later than the earlier of (i) December 31 of the calendar year in which distributions would be required to begin under this Section or (ii) December 31 of the calendar year which contains the fifth anniversary of the date of death of the Participant. If the Participant has no designated Beneficiary, or if the designated Beneficiary does not elect a method of distribution, distribution of the Participant's entire interest must be completed by December 31 of the calendar year containing the fifth anniversary of the Participant's death.


                          ARTICLE VIII - FIDUCIARIES

8.1     NAMED FIDUCIARY

8.1.1 The Administrator shall be a Named fiduciary of the Plan, as that term is defined in ERISA Section 402(a)(2), with authority to control and manage the operation and administration of the Plan, other than authority to manage and control Plan assets.

The Administrator shall also be the "administrator" and "plan administrator" with respect to the Plan, as those terms are defined in ERISA Section 3(16)(A) and in Code Section 414(g), respectively.

8.1.2 The Trustee, or Investment Committee if appointed by the Employer, shall be a "named fiduciary" of the Plan, as that term is defined in ERISA
Section 402(a)(2), with authority to manage and control all Trust Fund assets and to select an Investment Manager or Investment Managers. If Merrill Lynch Trust Company is the Trustee, it shall be a nondiscretionary trustee; an Investment Committee shall be appointed and shall be the Employer, who may also remove such Investment Committee; and the Investment Committee shall be the "named fiduciary" with respect to Trust Fund assets. Anything in this Section
8.1.2. to the contrary notwithstanding, with respect to Participant-Directed Assets, the Participant or Beneficiary having the power to direct the investment of such assets shall be the "named fiduciary" with respect thereto.

8.1.3 The Trustee, or Investment Committee if appointed by the Employer, shall have the power to make and deal with any investment of the Trust Fund permitted in Section 10.4, except Participant-Directed Assets or assets for which an Investment Manager has such power, in any manner which it deems advisable and shall also:

(A) establish and carry out a funding policy and method consistent with the objective of the Plan and the requirements of ERISA;

(B) have the power to select Annuity Contracts, if applicable,

(C) have the power to determine, if applicable, what investments specified in
Section 10.4, including, without limitation, Qualified Employer Securities and regulated investment company shares, are available as Participant-Directed Assets; and

(D) have all rights, powers, duties and obligations granted or imposed upon it elsewhere in the Plan.

8.2     EMPLOYMENT OF ADVISERS

A "named fiduciary" with respect to the Plan (as defined in ERISA Section 402(a)(2)) and any "fiduciary" (as defined in ERISA Section 3(4)) appointed by such a "named fiduciary," may employ one or more persons to render advice with regard to any responsibility of such "named fiduciary" or "fiduciary" under the Plan.

8.3     MULTIPLE FIDUCIARY CAPACITIES

Any "named fiduciary" with respect to the Plan (as defined in ERISA Section 402(a)(2)) and any other fiduciary (as defined in ERISA Section 3(4)) with respect to the Plan may serve in more than one fiduciary capacity.

8.4     INDEMNIFICATION

To the extent not prohibited by state or federal law, the Employer agrees to, and shall indemnify and save harmless, as the case may be, each Administrator (if a person other than the Employer), Trustee, Investment Committee and/or any Employee, officer or director of the Employer, or an Affiliate, from all claims for liability, loss, damage or expense (including payment of reasonable expenses in connection with the defense against any such claim) which result from any exercise or failure to exercise any of the indemnified person's responsibilities with respect to the Plan, other than by reason of gross negligence.

8.5     PAYMENT OF EXPENSES

8.5.1 All Plan expenses, including without limitation, expenses and fees (including fees for legal services rendered and fees to the Trustee) of the Sponsor, Administrator, Investment Manager, Trustee, and any insurance company, shall be charged against and withdrawn from the Trust Fund; provided, however, the Employer may pay any of such expenses or reimburse the Trust Fund for any payment.

8.5.2 All transactional costs or charges imposed or incurred (if any) for Participant-Directed Assets shall be charged to the Account of the directing Participant or Beneficiary. Transactional costs and charges shall include, but shall not be limited to, charges for the acquisition or sale or exchange of Participant-Directed Assets, brokerage commissions, service charges and professional fees.

8.5.3 Any taxes which may be imposed upon the Trust Fund or the income therefrom shall be deducted from and charged against the Trust Fund.


                       ARTICLE IX - PLAN ADMINISTRATION

9.1     THE ADMINISTRATOR

9.1.1 The Employer, or one or more persons appointed by the Employer, will be the Administrator. Persons appointed by the Employer may also be removed by the Employer. If any individual is appointed as Administrator, and the individual is an Employee, the individual will be considered to have resigned as Administrator if he or she terminates Employment and at least one other person continues to serve as Administrator. Employees shall receive no compensation for their services rendered to or as Administrator.

9.1.2 If more than one person is designated as Administrator, the Administrator shall act by a majority of its members at the time in office and such action may be taken either by a vote at a meeting or in writing without a meeting. However, if less than three members are appointed, the Administrators shall act only upon the unanimous consent of its members. An Administrator who is also a Participant shall not vote or act upon any matter relating to himself or herself, unless such person is the sole Administrator.

9.1.3 The Administrator may authorize in writing any person to execute any document or documents on the Administrator's behalf, and any interested person, upon receipt of notice of such authorization directed to it, may thereafter accept and rely upon any document executed by such authorized person until the Administrator shall deliver to such interested person a written revocation of such authorization.

9.2     POWERS AND DUTIES OF THE ADMINISTRATOR

9.2.1 The Administrator shall have the power to construe the Plan and to determine all questions of fact or interpretation that may arise thereunder, and any such construction or determination shall be conclusively binding upon all persons interested in the Plan. The Administrator shall have absolute discretion to interpret and apply the Plan, and to determine all issues arising under the Plan or the manner which, in the Administrator's discretion, is determined to be in the best interest of all Plan participants and beneficiaries.

9.2.2 The Administrator shall have the power to promulgate such rules and procedures, to maintain or cause to be maintained such records and to issue such forms as it shall deem necessary and proper for the administration of the Plan.

9.2.3 Subject to the terms of the Plan, the Administrator shall determine the time and manner in which all elections authorized by the Plan shall be made or revoked.

9.2.4 The Administrator shall have all the rights, powers, duties and obligations granted to or imposed upon it elsewhere in the Plan.

9.2.5 The Administrator shall exercise all of its responsibilities in a uniform and nondiscriminatory manner.

9.3     DELEGATION OF RESPONSIBILITY

The Administrator may designate persons, including persons other than "named fiduciaries" (as defined in ERISA Section 402(a)(2)) to carry out the specified responsibilities of the Administrator and shall not be liable for any act or omission of a person so designated.


                 ARTICLE X - TRUSTEE AND INVESTMENT COMMITTEE

10.1    APPOINTMENT OF TRUSTEE AND INVESTMENT COMMITTEE

10.1.1 The Employer shall appoint one or more persons as a Trustee who shall serve as such for all or a portion of the Trust Fund.

10.1.2 An Employee appointed as Trustee or to the Investment Committee shall receive no compensation for services rendered in such capacity and will be considered to have resigned if he or she terminates Employment and at least one other person continues to act as Trustee or as the Investment Committee, as the case may be. If Merrill Lynch Trust Company is the Trustee, the Employer shall appoint an Investment Committee and Merrill Lynch Trust Company shall be a nondiscretionary trustee.

10.1.3 If more than one person is acting as the Trustee, or as an Investment Committee, such Trustee, or Investment Committee, shall act by a majority of the persons at the time so acting and such action may be taken either by a vote at a meeting or in writing without a meeting. If less than three members are serving, the Trustee, or Investment Committee, shall act only upon the unanimous consent of those serving. The Trustee, or Investment Committee, may authorize in writing any person to execute any document or documents on its behalf, and any interested person, upon receipt of notice of such authorization directed to it, may thereafter accept and rely upon any document executed by such authorized person until the Trustee, or Investment Committee, shall deliver to such interested person a written revocation of such authorization.

10.2    THE TRUST FUND

The Trustee shall receive such sums of money or other property acceptable to the Trustee which shall from time to time be paid or delivered to the Trustee under the Plan. The Trustee shall hold in the Trust Fund all such assets, without distinction between principal and income, together with all property purchased therewith and the proceeds thereof and the earnings and income thereon. The Trustee shall not be responsible for, or have any duty to enforce, the collection of any contributions or assets to be paid or transferred to it, or for verifying whether contributions or transfers to it are allowable under the Plan, nor shall the Trustee be responsible for the adequacy of the Trust Fund to meet or discharge liabilities under the Plan.

10.2.1 The Trustee shall receive in cash or other assets acceptable to the Trustee, so long as such assets received do not constitute a prohibited transaction, all contributions paid or delivered to it which are allocable under the Plan and to the Trust Fund and all transfers paid or delivered under the Plan to the Trust Fund from a predecessor trustee or another trust (including a trust forming part of another plan qualified under Code Section 401(a); provided, however, that the Trustee shall not be obligated to receive any such contribution or transfer unless prior thereto or coincident therewith, as the Trustee may specify, the Trustee has received such reconciliation, allocation, investment or other information concerning or such direction, contribution or representation with respect to, the contribution or transfer or the source thereof as the Trustee may require. The Trustee shall have no duty or authority to (a) require any contributions or transfers to be made under the Plan or to the Trustee, (b) compute any amount to be contributed or transferred under the Plan to the Trustee, or (c) determine whether amounts received by the Trustee comply with the Plan.

10.2.2 The Trust Fund shall consist of all money and other property received by the Trustee pursuant to Section 10.2, increased by any income or gains on or increment in such assets and decreased by any investment loss or expense, benefit or disbursement paid pursuant to the Plan.

10.3    RELATIONSHIP WITH ADMINISTRATOR

10.3.1 Neither the Trustee, nor the Investment Committee, if any, shall be responsible in any respect for the administration of the Plan. Payments of money or property from the Trust Fund shall be made by the Trustee upon direction from the Administrator or its designee. Payments by the Trustee shall be transmitted to the Administrator or its designee for delivery to the proper payees or to payee addresses supplied by the Administrator or its designee, and the Trustee's obligation to make such payments shall be satisfied upon such transmittal. The Trustee shall have no obligation to determine the identity of persons entitled to payments under the Plan or their addresses.

10.3.2 Directions from or on behalf of the Administrator or its designee shall be communicated to the Trustee or the Trustee's designee for that purpose only in a manner and in accordance with procedures acceptable to the Trustee. The Trustee's designee shall not, however, be empowered to implement any such directions except in accordance with procedures acceptable to the Trustee. The Trustee shall have no liability for following any such directions or failing to act in the absence of any such directions. The Trustee shall have no liability for the acts or omissions of any person making or failing to make any direction under the Plan or the provisions of this Article X nor any duty or obligation to review any such direction, act or omission.

10.3.3 If a dispute arises over the propriety of the Trustee making any payment from the Trust Fund, the Trustee may withhold the payment until the dispute has been resolved by a court of competent jurisdiction or settled by the parties to the dispute. The Trustee may consult legal counsel and shall be fully protected in acting upon the advice of counsel.

10.4    INVESTMENT OF ASSETS

10.4.1 Except as provided in Section 10.4.2, investments of the Trust Fund shall be made in the following, but only if compatible with the Sponsor's administrative and operational requirement and framework:

(A) shares of any regulated investment company managed in whole or in part by Merrill Lynch Trust Company or any affiliate of Merrill Lynch Trust Company;

(B) any property purchased through Merrill Lynch Trust Company or any affiliate of Merrill Lynch Trust Company, whether or not productive of income or consisting of wasting assets, including, without limitation by specification, governmental, corporate or personal obligations, trust and participation certificates, leaseholds, fee titles, mortgages and other interests in realty, preferred and common stocks, convertible stocks and securities, shares of regulated investment companies, certificates of deposit, put and call options and other option contracts of any type, foreign or domestic, whether or not traded on any exchange, futures contracts and options on futures contracts traded on or subject to the rules of an exchange which has been designated as a contract market by the Commodity Futures Trading Commission, an independent U.S. government agency, contracts relating to the lending of property, evidences of indebtedness or ownership in foreign corporations or other enterprises, or indebtedness of foreign governments, group trust participations, limited or general partnership interests, insurance contracts, annuity contracts, any other evidences of indebtedness or ownership including oil, mineral or gas properties, royalty interests or rights (including equipment pertaining thereto); and

(C) Qualifying Employer Securities or "qualifying employer real properties" (as that term is defined in ERISA Section 407(d) to the extent permitted in Section 10.4.3).

10.4.2 (A) Up to 25% or with the written consent of Merrill Lynch Trust Company or its representative, an additional percentage of each Plan Year's contributions may be invested in property as specified in Section 10.4.1(B) acquired through a person other than Merrill Lynch Trust Company or an affiliate of Merrill Lynch Trust Company.

(B) Except as permitted by Section 10.4.2 and except as may result from a Rollover Contribution or a trust to trust transfer, without the written consent of Merrill Lynch Trust Company or its representative, property may not be acquired through a person other than Merrill Lynch Trust Company or an affiliate of Merrill Lynch Trust Company if following such acquisitions the value of the property so acquired would exceed 25% of the value of the Trust Fund.

10.4.3 In its sole discretion, the Investment Committee, or Trustee if there is no Investment Committee:

(A) may permit the investment of up to 10% of the Trust Fund in Qualifying Employer Securities or "qualifying employer real property" (as that term is defined in ERISA Section 407(d)), to the extent such investment is compatible with Merrill Lynch Trust Company's administrative and operational requirements and framework; and

(B) may determine, subject to Section 10.4.2, that a percentage of assets in excess of 10% of the Trust Fund may be invested in Qualifying Employer Securities or "qualifying employer real property."

10.5 INVESTMENT DIRECTION, PARTICIPANT-DIRECTED ASSETS AND QUALIFYING EMPLOYER INVESTMENTS

10.5.1 The Trustee, or Investment Committee if appointed, shall manage the investment of the Trust Fund except insofar as (a) an Investment Manager has authority to manage Trust assets, or (b) Participant-Directed Assets are utilized. Except as required by ERISA, if an Investment Committee is acting, the Trustee shall invest the Trust Fund as directed by the Investment Committee, an Investment Manager or a Participant or Beneficiary, as the case may be, and the Trustee shall have no discretionary control over, nor any other discretion regarding, the investment or reinvestment of any asset of the Trust.

Participant-Directed Assets shall be invested in accordance with the direction of the Participant or, in the event of the Participant's death before an Account is fully paid out, the Participant's Beneficiary with respect to the assets involved; provided, however, that Participant-Directed Assets may not be invested in "collectibles" (as defined in Code Section 408(m)(2)). If there are Participant-Directed Assets, the investment of these assets shall be made in accordance with such rules and procedures established by the Administrator which must be consistent with the rules and procedures of Merrill Lynch Trust Company or its affiliate, as the case may be.

10.5.2 With respect to Participant-Directed Assets, neither the Administrator, the Investment Committee nor the Trustee shall:

(A) make any investments or dispose of any investments without the direction of the Participant or Beneficiary for whom the Participant-Directed Assets are maintained, except as provided in Section 8.5 so as to pay fees or expenses of the Plan;

(B) be responsible for reviewing any investment direction with respect to Participant-Directed Assets or for making recommendations on acquiring, retaining or disposing of any assets or otherwise regarding any assets;

(C) have any duty to determine whether any investment is an authorized or proper one; or

(D) be liable for following any investment direction or for any losses, taxes or other consequences incurred as a consequence of investments selected by any Participant or Beneficiary or for holding assets uninvested until it receives proper instructions.

10.5.3 If Participant-Directed Assets are permitted, a list of the Participants and beneficiaries and such information concerning them as the Trustee may specify shall be provided by the Employer or the Administrator to the Trustee and/or such person as are necessary for the implementation of the directions in accordance with the procedure acceptable to the Trustee.

10.5.4 It is understood that the Trustee may, from time to time, have on hand funds which are received as contributions or transfers to the Trust Fund which are awaiting investment, or funds from the sale of Trust Fund assets which are awaiting reinvestment. Absent receipt by the Trustee of a direction from the proper person for the investment or reinvestment of such funds or otherwise prior to the application of funds in implementation of such a direction, the Trustee shall cause such funds to be invested in shares of such money market fund or other short term investment vehicle as the Trustee, or Investment Committee if appointed, may specify for this purpose from time to time. Any such investment fund may be sponsored, managed or distributed by Merrill Lynch Trust Company or an affiliate of Merrill Lynch Trust Company.

10.5.5 Directions for the investment or reinvestment of Trust assets of a type referred to in Section 10.4 from the Investment Committee, an Investment Manager or a Participant or Beneficiary, as the case may be, shall, in a manner and in accordance with procedures acceptable to the Trustee, be communicated to and implemented by, as the case may be, the Trustee, the Trustee's designee or, with the Trustee's consent and if an Investment Committee is operating, a broker/ dealer designated for the purpose by the Investment Committee. Communication of any such direction to such a designee or broker/dealer shall conclusively be deemed an authorization to the designee or broker/dealer to implement the direction even though coming from a person other than the Trustee. The Trustee shall have no liability for its or any other person's following such directions or failing to act in the absence of any such directions. The Trustee shall have no liability for the acts or omissions of any person directing the investment or reinvestment of Trust Fund assets or making or failing to make any direction referred to in Section 10.5.6.

10.5.6 The voting and other rights in securities or other assets held in the Trust shall be exercised by the Trustee provided, however, that if an Investment Committee is appointed, the Trustee shall act as directed by such person who at the time has the right to direct the investment or reinvestment of the security or other asset involved.

10.5.7 With respect to any Qualifying Employer Securities allocated to an Account, each Participant shall be entitled to direct the Trustee in writing as to the manner in which Qualifying Employer Securities are to be voted.

10.5.8 With respect to any Qualifying Employer Securities allocated to an Account, each Participant shall be entitled to direct the Trustee in writing as to the manner in which to respond to a tender or exchange offer or other decisions with respect to the Qualifying Employer Securities.

The Administrator shall utilize its best efforts to timely distribute or cause to be distributed to each Participant such information received from the Trustee as will be distributed to shareholders of the Employer in connection with any such tender or exchange offer or other similar matter or any vote referred to in Section 10.5.7.

10.5.9 If an Investment Committee is appointed, notwithstanding any provision hereof to the contrary, in the event the person with the right to direct a voting or other decision with respect to any security, Qualifying Employer Securities, or other asset held in the Trust does not communicate any decision on the matter to the Trustee or the Trustee's designee by the time prescribed by the Trustee or the Trustee's designee for that purpose or if the Trustee notifies the Investment Committee, if applicable, either that it does not have precise information as to the securities, Qualifying Employer Securities, or other assets involved allocated on the applicable record date to the accounts of all Participants and Beneficiaries or that time constraints make it unlikely that Participant, Beneficiary or Investment Manager direction, as the case may be, can be received on a timely basis, the decision shall be the responsibility of the Investment Committee and shall be communicated to the Trustee on a timely basis. In the event an Investment Committee with any right under the Plan to direct a voting or other decision with respect to any security, Qualifying Employer Securities, or other asset held in the Trust, does not communicate any decision on the matter to the Trustee or the Trustee's designee by the time prescribed by the Trustee for that purpose, the Trustee may, at the cost of the Employer, retain an Investment Manager with full discretion to make the decision. Except as required by ERISA, the Trustee shall (a) follow all directions above referred to in this Section and (b) shall have no duty to exercise voting or other rights relating to any such security, Qualifying Employer Security or other asset.

10.5.10 The Administrator shall establish, or cause to be established, a procedure acceptable to the Trustee for the timely dissemination to each person entitled to direct the Trustee or its designee as to a voting or other decision called for thereby or referred to therein of all proxy and other materials bearing on the decision.

10.5.11 Any person authorized to direct the investment of Trust assets may, if the Trustee and the Investment Committee, if applicable, so permit, direct the Trustee to invest such assets in a common or collective trust maintained by the Trustee for the investment of assets of qualified trusts under section 401(a) of the Code, individual retirement accounts under section 408(a) of the Code and plans or governmental units described in section 818(a)(6) of the Code. The documents governing any such common or collective trust fund maintained by the Trustee, and in which Trust assets have been invested, are hereby incorporated into this Article X by reference.

10.6    VALUATION OF ACCOUNTS

10.6.1 A Participant's Accounts shall be valued at fair market value on each Valuation Date. Subject to Section 10.6.2(A), as of each Valuation Date, the earnings and loses and expenses of the Trust Fund shall be allocated to each Participant Account in the ratio that such Account Balance in that category of Accounts bears to all Account Balances in that category. With respect to Participant-Directed Assets, the earnings and losses and expenses (including transactional expenses pursuant to Section 8.5.2) of such Participant-Directed Assets shall be allocated to the Account of the Participant or Beneficiary having authority to direct the investment of the assets in his or her Account.

10.6.2 The Valuation Date with respect to any distributions (including, without limitation, loan distributions and purchase of annuities from any Account upon the occurrence of a Benefit Commencement Date or otherwise, shall be:

(A) with respect to Participant-Directed Asset, the date as of which the Account distribution is made; and

(B) with respect to other assets, the Valuation Date immediately preceding the Benefit Commencement Date, if applicable, or immediately preceding the proposed date of any other distribution from an Account.

With respect to any contribution allocable to an Account which has not been made as of a Valuation Date determined pursuant to this Section 10.6.2, the principal amount of such contribution distributable because of the occurrence of a Benefit Commencement Date shall be distributed as soon as practicable after the date paid to the Trust Fund.

10.6.3 The assets of the Trust shall be valued at fair market value as determined by the Trustee based upon such sources of information as it may deem reliable, including, but not limited to, stock market quotations, statistical evaluation services, newspapers of general circulation, financial advice from investment counselors or brokerage firms, or any combination of sources. The reasonable costs incurred in establishing values of the Trust Fund shall be a charge against the Trust Fund, unless paid by the Employer. When the Trustee is unable to arrive at a value based upon information from independent sources, it may rely upon information from the Employer, Administrator, Investment Committee, appraisers or other sources, and shall not incur any liability for inaccurate valuation based in good faith upon such information.

10.7    INSURANCE CONTRACTS

The Trustee, if an Investment Committee is not appointed, Investment Committee, or Participant or Beneficiary with respect to Participant-Directed Assets, may appoint one or more insurance companies to hold assets of the Plan, and may direct the purchase of insurance contracts or policies from one or more insurance companies with assets of the Plan. Neither the Investment Committee, Trustee nor the Administrator shall be liable for the validity of any such contract or policy, the failure of any insurance company to make any payments or for any act or omission of an insurance company with respect to any duties delegated to any insurance company.

10.8    THE INVESTMENT MANAGER

l0.8.1 The Trustee, if an Investment Committee is not appointed, Investment Committee, or the Participant or Beneficiary with respect to Participant-Directed Assets, may, by an instrument in writing, appoint one or more Investment Managers, who may be an affiliate of the Merrill Lynch Trust Company, to direct the Trustee in the investment of all or a specified portion of the assets of the Trust in property specified in Section 10.4. Any such Investment Manager shall be directed by the Trustee, if an Investment Committee is not appointed, Investment Committee, Participant or Beneficiary, as the case may be, to act in accordance with the procedures referred to in Section 10.5.5. If appointed, the Investment Committee shall notify the Trustee in writing before the effectiveness of the appointment or removal of any Investment Manager. If there is more than one Investment Manager whose appointment is effective under the Plan at any one time, the Trustee shall, upon written instructions from the Investment Committee, Participant or Beneficiary, establish separate funds for control by each such Investment Manager. The funds shall consist of those Trust Fund assets designated by the Investment Committee, Participant or Beneficiary.

10.8.2  Each person appointed as an Investment Manager shall be:

(A) an investment adviser registered under the Investment Advisers Act of 1940,

(B) a bank as defined in that Act, or

(C) an insurance company qualified to manage, acquire or dispose of any asset of the Plan under the laws of more than one state.

10.8.3 Each Investment Manager shall acknowledge In writing that it is a "fiduciary" (as defined in ERISA Section 3(21)) with respect to the Plan. The Trustee, or the Investment Committee if appointed, shall enter into an agreement with each Investment Manager specifying the duties and compensation of such Investment Manager and the other terms and conditions under which such investment Manager shall be retained. Neither the Trustee nor the Investment Committee, if appointed, shall be liable for any act or omission of any Investment Manager and shall not be liable for following the advice of any Investment Manager with respect to any duties delegated to any Investment Manager.

10.8.4 The Trustee, or Investment Committee if appointed, or the Participant or Beneficiary, if applicable with respect to Participant-Directed Assets, shall have the power to determine the amount of Trust Fund assets to be invested pursuant to the direction of a designated Investment Manager and to set investment objectives and guidelines for the Investment Manager.

10.8.5 SECOND TRUST FUND. The Employer may appoint a second trustee under the Plan with respect to assets which the Employer desires to contribute or have transferred to the Trust Fund, but which the other Trustee does not choose to accept: provided, however, that if a Merrill Lynch Trust Company is a Trustee, its consent (which consent may be evidenced by its acceptance of its appointment as Trustee) shall be required. In the event and upon the effectiveness of the acceptance of the Second Trustee's appointment, the Employer shall be deemed to have created two trust funds under the Plan, each with its own Trustee, each governed separately by this Article X. Each Trustee under such an arrangement shall, however, discharge its duties and responsibilities solely with respect to those assets of the Trust delivered into its possession and except pursuant to ERISA, shall have no duties, responsibilities or obligations with respect to property of the other Trust nor any liability for the acts or omissions of the other Trustee. As a condition to its consent to the appointment of a second trustee, the Merrill Lynch Trust Company shall assure that recordkeeping, distribution and reporting procedures are established on a coordinated basis between it and the second trustee as considered necessary or appropriate with respect to the Trusts.

10.9    POWERS OF TRUSTEE

10.9.1 At the direction of the person authorized to direct such action as referred to in Section 10.5.1, but limited to those assets or categories of assets acceptable to the Trustee as referred to in Section 10.4, or at its own discretion if no such person is so authorized, the Trustee, or the Trustee's designee or a broker/dealer as referred to in Section 10.5.5, is authorized and empowered:

(A) To invest and reinvest the Trust Fund, together with the income therefrom, in assets specified in Section 10.4;

(B) To deposit or invest all or any part of the assets of the Trust in savings accounts or certificates of deposit or other deposits in a bank or savings and loan association or other depository institution, including the Trustee or any of its affiliates, provided with respect to such deposits with the Trustee or an affiliate the deposits bear a reasonable interest rate;

(C) To hold, manage, improve, repair and control all property, real or personal, forming part of the Trust Fund; to sell, convey, transfer, exchange, partition, lease for any term, even extending beyond the duration of this Trust, and otherwise dispose of the same from time to time;

(D) To have, respecting securities, all the rights' powers and privileges of an owner, including the power to give proxies, pay assessments and other sums deemed by the Trustee necessary for the protection of the Trust Fund; to vote any corporate stock either in person or by proxy, with or without power of substitution, for any purpose; to participate in voting trusts, pooling agreements, foreclosures, reorganizations, consolidations, mergers and liquidations, and in connection therewith to deposit securities with or transfer title to any protective or other committee; to exercise or sell stock subscriptions or conversion rights; and, regardless of any limitation elsewhere in this instrument relative to investments by the Trustee, to accept and retain as an investment any securities or other property received through the exercise of any of the foregoing powers;

(E) Subject to Section 10.5.4 hereof, to hold in cash, without liability for interest, such portion of the Trust Fund which it is directed to so hold pending investments, or payment of expenses, or the distribution of benefits;

(F) To take such actions as may be necessary or desirable to protect the Trust from loss due to the default on mortgages held in the Trust including the appointment of agents or trustees in such other jurisdictions as may seem desirable, to transfer property to such agents or trustees, to grant to such agents such powers as are necessary or desirable to protect the Trust Fund, to direct such agent or trustee, or to delegate such power to direct, and to remove such agent or trustee;

(G) To settle, compromise or abandon all claims and demands in favor of or against the Trust Fund;

(H) To invest in any common or collective trust fund of the type referred to in
Section 10.5.B hereof maintained by the Trustee;

(I) To exercise all of the further rights, powers, options and privileges granted, provided for, or vested in trustees generally under the laws of the State of New Jersey, so that the powers conferred upon the Trustee herein shall not be in limitation of any authority conferred by law, but shall be in addition thereto;

(J) To borrow money from any source and to execute promissory notes, mortgages or other obligations and to pledge or mortgage any trust assets as security, subject to applicable requirements of the Code and ERISA; and

(K) To maintain accounts at, execute transactions through, and lend on an adequately secured basis stocks, bonds or other securities to, any brokerage or other firm, including any firm which is an affiliate of the Trustee.

l0.9.2 To the extent necessary or which it deems appropriate to implement its powers under Section 10.9.1 or otherwise to fulfill any of its duties and responsibilities as trustee of the Trust Fund, the Trustee shall have the following additional powers and authority:

(A) to register securities, or any other property, in its name or in the name of any nominee, including the name of any affiliate or the nominee name designated by any affiliate, with or without indication of the capacity in which property shall be held, or to hold securities in bearer form and to deposit any securities or other property in a depository or clearing corporation,

(B) to designate and engage the services of, and to delegate powers and responsibilities to, such agents, representatives, advisers, counsel and accountants as the Trustee considers necessary or appropriate, any of whom may be an affiliate of the Trustee or a person who renders services to such an affiliate, and, as a part of its expenses under this Trust Agreement, to pay their reasonable expenses and compensation;

(C) to make, execute and deliver, as Trustee, any and all deeds, leases, mortgages, conveyances, waivers, releases or other instruments in writing necessary or appropriate for the accomplishment of any of the powers listed in this Trust Agreement; and

(D) generally to do all other acts which the Trustee deems necessary or appropriate for the protection of the Trust Fund.

10.9.3 The Trustee shall have no duties responsibilities other than those specified in the Plan.

10.10   ACCOUNTING AND RECORDS

l0.10.1     The Trustee shall maintain or cause to be maintained accurate records and accounts of all Trust transactions and assets. The records and accounts shall be available at reasonable times during normal business hours for inspection or audit by the Administrator, Investment Committee, if appointed, or any person designated for the purpose by either of them.

l0.10.2      Within 90 days following the close of each fiscal year of the Plan or the effective date of the removal or resignation of the Trustee, the Trustee shall file with the Administrator a written accounting setting forth all transactions since the end of the period covered by the last previous accounting. The accounting shall include a listing of the assets of the Trust showing the value of such assets at the close of the period covered by the accounting. On direction of the Administrator, and if previously agreed to by the Trustee, the Trustee shall submit to the Administrator interim valuations, reports or other information pertaining to the Trust.

The Administrator may approve the accounting by written approval delivered to the Trustee or by failure to deliver written objections to the Trustee within 60 days after receipt of the accounting. Any such approval shall be binding on the Employer, the Administrator, the Investment Committee and, to the extent permitted by ERISA, all other persons.

10.11   JUDICIAL SETTLEMENT OF ACCOUNT

The Trustee can apply to a court of competent jurisdiction at any time for judicial settlement of any matter involving the Plan including judicial settlement of the Group Trustee's account. If it does so, the Trustee must give the Administrator the opportunity to participate in the court proceedings, but the Trustee can also involve other persons. Reasonable expenses the Trustee incurs in legal proceedings involving the Plan, including attorney's fees, other than legal proceedings involving claims for breach of fiduciary duty, are chargeable to the Trust Fund as an administrative expense. Any judgment or decree which may be entered in such a proceeding, shall, subject to the provision of ERISA, be conclusive upon all persons having or claiming to have any interest in the Trust Fund or under any Plan.

10.12   RESIGNATION AND REMOVAL OF TRUSTEE

10.12.1 The Trustee may resign at any time upon at least 30 days' written notice to the Employer.

10.12.2 The Employer may remove the Trustee upon at least 30 days' written notice to the Trustee.

10.12.3 Upon resignation or removal of the Trustee, the Employer shall appoint a successor trustee. Upon failure of the Employer to appoint, or the failure of the effectiveness of the appointment by the Employer of, a successor trustee by the effective date of the resignation or removal, the Trustee may apply to any court of competent jurisdiction for the appointment of a successor.

Promptly after receipt by the Trustee of notice of the effectiveness of the appointment of the successor trustee: (a) the Trustee shall deliver to the successor trustee such records as may be reasonably requested to enable the successor trustee to properly administer the Trust Fund and all property of the Trust after deducting therefrom such amounts as the Trustee deems necessary to provide for expenses, taxes, compensation or other amounts due to or by the Trustee not paid by the Employer prior to the delivery.

10.12.4 Upon resignation or removal of the Trustee, the Trustee shall have the right to a settlement of its account, which settlement shall be made, at the Trustee's option, either by an agreement of settlement between the Trustee and the Employer or by a judicial settlement in an action instituted by the Trustee.

l0.12.5     The Trustee shall not be obligated to transfer Trust assets until the Trustee is provided assurance by the Employer satisfactory to the Trustee that all fees and expenses reasonably anticipated will be paid.

10.12.6 Upon settlement of the account and transfer of the Trust Fund to the successor trustee, all rights and privileges under the Trust Agreement shall vest in the successor trustee and all responsibility and liability of the Trustee with respect to the Trust and assets thereof shall, except as otherwise required by ERISA, terminate subject only to the requirement that the Trustee execute all necessary documents to transfer the Trust assets to the successor trustee.


                  ARTICLE XI - PLAN AMENDMENT OR TERMINATION

11.1    PLAN AMENDMENT

11.l.1 The Employer shall have the right at any time, by an instrument in writing, effective retroactively or otherwise, to amend any part of the Plan. No amendment shall:

(A) authorize any part of the Trust Fund to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries;

(B) decrease the accrued benefits of any Participant or his or her Beneficiary under the Plan. An amendment which has the effect of (1) eliminating or inducing an Early Retirement benefit or a retirement-type subsidy, or (2) eliminating an optional form of benefit payment, with respect to benefits attributable to service before the amendment shall be treated as reducing accrued benefits. In the case of a retirement type subsidy, the preceding sentence shall apply only with respect to a Participant who satisfies (either before or after the amendment) the preamendment conditions for the subsidy. In general, a retirement type subsidy is a subsidy that continues after retirement, but does not include a qualified disability benefit, a medical benefit, a social security supplement, a death benefit (including life insurance), or a plant shutdown benefit (that does not continue after retirement age).

(C) reduce the vested percentage of any Participant determined without regard to such amendment as of the later of the date such amendment is adopted or the date it becomes effective;

(D) eliminate an optional form of benefit distribution with respect to benefits attributable to service before the amendment; or

(E) change the vesting schedule, or in any way amend the Plan to either directly or indirectly affect the computation of a Participant's vested unless each Participant having not less than 3 years of Vesting Service is permitted to elect, within a reasonable period specified by the Administrator after the adoption of such amendment, to have his or her vested percentage computed without regard to such amendment. The period during which the election may be made shall commence with the date the amendment is adopted and shall end on the later of:

(i) 60 days after the amendment is adopted;

(ii) 60 days after the amendment becomes effective; or

(iii) 60 days after the Participant is issued written notice by the Administrator.

11.1.2 Anything contained in this Section 11.2 to the contrary notwithstanding, a Participant's benefit may be reduced to the extent permitted under Code Section 412(c)(8).

11.2    RIGHT OF THE EMPLOYER TO TERMINATE PLAN

11.2.1 The Employer intends and expects that from year to year it will be able to and will deem it advisable to continue this Plan in effect and to make contributions as herein provided. The Employer reserves the right, however, to terminate the Plan with respect to its Employees at any time by an instrument in writing delivered to the Administrator and the Trustee, or to completely discontinue its contributions thereto at any time.

l1.2.2 The Plan will also terminate: (A) if the Employer is judicially declared bankrupt or insolvent; (B) upon the sale or other disposition of all or substantially all of the assets of the business; or (C) upon any other termination of the business. Any successor to or purchaser of the Employer's trade or business, after any event specified in the prior sentence, may continue the Plan, in which case the successor or purchaser will thereafter be considered the Employer for purposes of the Plan.

11.2.3 Anything contained herein to the contrary notwithstanding, if the Employer fails to attain or retain qualification of the Plan under Code Section 401(a), the Plan will terminate and the assets distributed in conformity with
Section 3.10 and 11.3.2.

11.3 EFFECT OF PARTIAL OR COMPLETE TERMINATION OR COMPLETE DISCONTINUANCE OF CONTRIBUTIONS

11.3.1 Determination of Date of Complete or Partial Termination. The date of complete or partial termination shall be established by the Administrator in accordance with the directions of the Employer (if then in existence) in accordance with applicable law.

11.3.2 EFFECT OF TERMINATION

(A) As of the date of a partial termination of the Plan:

(i) the accrued benefit of each affected Participant, to the extent funded, shall become nonforfeitable;

(ii) no affected Participant shall be granted credit based on Hours of Service after such date;

(iii) Compensation paid to affected Participants after such date shall not be taken into account; and

(iv) no contributions by affected Participants shall be required or permitted.

(a) As of the date of the complete termination of the Plan or of a complete discontinuance of contributions:

(i) the accrued benefit of each affected Participant to the extent funded, shall become nonforfeitable;

(ii) no affected Participant shall be granted credit based on Hours of Service after such date;

(iii) Compensation paid after such date shall not be taken into account;

(iv) no contributions by affected Participants shall be required or permitted;

(v) no Eligible Employee shall become a Participant after such date; and

(vi) except as may otherwise be required by applicable law, all obligations of the Employer and Participating Affiliates to fund the Plan shall terminate.

(C) All other provisions of the Plan shall remain in effect unless otherwise amended.

11.3.3 Upon the complete discontinuance of profit sharing contributions under the Plan, at the Employer's election, either the Trust Fund shall continue to be held and distributed as if the Plan had not been terminated (in which case such Plan shall continue to be subject to all requirements under Title I of ERISA, and qualification requirements under the Code) or any and all assets remaining in the Trust Fund as of the date of such termination or discontinuance, together with any earnings subsequently accruing thereon, shall be distributed by the Trustee to the Participants at the Administrator's direction. Upon the complete termination of the Plan, the Trust Fund shall be distributed to Participants within one year after the date of termination.

If the Employer or any Affiliate maintains another Defined Contribution Plan (other than an employee stock ownership plan as defined in Code Section 4975(e)(7)), then the Participant's Account(s) will be transferred, without the Participant's consent, to the other plan if the Participant does not consent to an immediate distribution. Distributions shall be made in compliance with the applicable provisions, including restrictions, of Article VI and VII. The Trust Fund shall continue in effect until all distributions therefrom are complete. Upon the completion of such distributions, the Trustee shall be relieved from all further liability with respect to all amounts so paid or distributed.

11.4    BANKRUPTCY

In the event that the Employer shall at any time be judicially declared bankrupt or insolvent without any provisions being made for the continuation of this Plan, the Plan shall be completely terminated in accordance with this
Article XI.


                    ARTICLE XII - MISCELLANEOUS PROVISIONS

12.1    EXCLUSIVE BENEFIT OF PARTICIPANTS

Notwithstanding anything in the Plan to the contrary, the Trust Fund shall be held for the benefit of all persons who shall be entitled to receive payments under the Plan. Subject to Section 3.7, it shall be prohibited at any time for any part of the Trust Fund (other than such part as is required to pay expenses) to be used for, or diverted to, purposes other than for the exclusive benefit of Participants or their Beneficiaries.

12.2    PLAN NOT A CONTRACT OF EMPLOYMENT

The Plan is not a contract of Employment, and the terms of Employment of any Employee shall not be affected in any way by the Plan or related instruments except as specifically provided therein.

12.3    ACTION BY EMPLOYER

Any action by the Employer shall be taken by the board of directors of the corporation or any person or persons duly empowered to exercise the powers of the corporation with respect to the Plan.

12.4    SOURCE OF BENEFITS

Benefits under the Plan shall be paid or provided for solely from the Trust Fund, and neither the Employer, any Participating Affiliate, the Trustee, the Administrator, nor any Investment Manager or insurance company shall assume any liability under the Plan therefor.

12.5    BENEFITS NOT ASSIGNABLE

Benefits provided under the Plan may not be assigned or alienated, either voluntarily or involuntarily. In the event that a Participant or Beneficiary becomes individually liable with respect to any expenses listed in Section 8.5, the provision of Section 401(a)(13) of the Code shall be applicable with respect to any claim the Plan may have against the Participant or Beneficiary individually with respect to such expenses. The preceding sentence shall also apply to the creation, assignment or recognition of a right to any benefit payable with respect to a Participant pursuant to a "domestic relations order" (as defined in Code Section 414(p)) unless such order is determined by the Administrator to be a "qualified domestic relations order" (as defined in Code
Section 414(p)) or, in the case of a "domestic relations order" entered before January 1, 1985, if either payment of benefits pursuant to the order has commenced as of that date or the Administrator decides to treat such order as a "qualified domestic relations order" within the meaning of Code Section 414(p) even if it does not otherwise qualify as such.

12.6    DOMESTIC RELATIONS ORDERS

Any other provision of the Plan to the contrary notwithstanding, the Administrator shall have all powers necessary with respect to the Plan for the proper operation of Code Section 414(p) with respect to "qualified domestic relations orders" (or "domestic relations orders" treated as such) referred to in Section 12.5, including, but not limited to, the power to establish all necessary or appropriate procedures, to authorize the establishment of new accounts with such assets and subject to such investment control by the Administrator as the Administrator may deem appropriate, and the Administrator may decide upon and direct appropriate distributions therefrom.

12.7    CLAIMS PROCEDURE

In the event that a claim by a Participant, Beneficiary, or other person for benefits under the Plan is denied, the Administrator will so notify the claimant, giving the reasons for the denial. This notice will also refer to the specific provisions of the Plan on which the denial was based, will specify whether any additional information is needed from the Participant or Beneficiary and will explain the review procedure.

Within 60 days after receiving the denial, the claimant may submit, directly or through a duly authorized representative, a written request for reconsideration of the application to the Administrator. Documents or records relied on by the claimant should be filed with the request. The person making the request may review relevant documents and submit issues and additional comments in writing.

The Administrator will review the claim within 60 days (or 120 days if a hearing is held because special circumstances exist) and provide a written response to the appeal. The response will explain the reasons for the decision and will refer to the Plan provisions on which the decision is based. The decision of the Administrator is the final one under this claims procedure.

12.8    RECORDS AND DOCUMENT; ERRORS

Participants and Beneficiaries must supply the Administrator with such personal history data as may be required by the Administrator in the operation of the Plan. Proof of age, when required, must be established by evidence satisfactory to the Administrator, and the records of the Employer and Participating Affiliates concerning length of service and compensation may be accepted by the Administrator as conclusive for the purposes of the Plan. Should any error in the records maintained under the Plan result in any Participant or Beneficiary receiving from the Plan more or less than he or she would have been entitled to receive had the records been correct, the Administrator, in its discretion, may correct such error and, as far as practicable, may adjust benefits in such manner that the aggregate value of the benefit under the Plan shall be the amount to which such Participant or Beneficiary was properly entitled.

12.9    BENEFITS PAYABLE TO MINORS, INCOMPETENTS AND OTHERS

In the event any benefit is payable to a minor or to a Participant or Beneficiary declared incompetent by a court having jurisdiction over such matters and a guardian, committee, conservator or other legal representative of the estate of such a person is appointed, benefits to which he or she is entitled shall be paid to the legally appointed person. The receipt by any such person to whom any such payment on behalf of any Participant or Beneficiary is made shall be a sufficient discharge therefor.

12.10   PLAN MERGER OR TRANSFER OF ASSETS

12.10.1 The merger or consolidation of the Employer with any other person, or the transfer of the assets of the Employer to any other person, or the merger of the Plan with any other plan shall not constitute a termination of the Plan if provision is made for the continuation of the Plan.

12.10.2 The Plan may not merge or consolidate with, or transfer any assets or liabilities to, any other plan, unless each Participant would (if the Plan had then terminated) receive a benefit immediately after the merger, consolidation or transfer which is equal to or greater than the benefit he or she would have been entitled to receive immediately before the merger, consolidation or transfer (if the Plan had then terminated). Any merger or consolidation shall not constitute a termination of a Plan or require the acceleration of vesting of Participants' Account Balances.

12.11   PARTICIPATING AFFILIATES

12.11.1 With the consent of the Employer and by duly authorized action, any Affiliate may adopt the Plan. Such Affiliate shall determine the classes of its Employees who shall be Eligible Employees and the amount of its contribution to the Plan on behalf of such Employees.

12.11.2 With the consent of the Employer and by duly authorized action, a Participating Affiliate may terminate its participation in the Plan or withdraw from the Plan. Any such withdrawal shall be deemed an adoption by such Participating Affiliate of a plan and trust identical to the Plan and the Trust, except that all references to the Employer shall be deemed to refer to such Participating Affiliate. At such time and in such manner as the Employer directs, the assets the Trust allocable to Employees of such Participating Affiliate shall be transferred to the trust deemed adopted by such Participating Affiliate.

12.11.3 A Participating Affiliate shall have no power with respect to the Plan except as specifically provided herein.

12.12   CONTROLLING LAW

The Plan is intended to qualify under Code Section 401(a) and to comply with ERISA, and its terms shall be interpreted accordingly. Otherwise, to the extent not preempted by ERISA, the laws of the State of New York shall control the interpretation and performance of the terms of the Plan.

12.13   SINGULAR AND PLURAL AND ARTICLE AND SECTION REFERENCES

As used in the Plan, the singular includes the plural, and the plural includes the singular, unless qualified by the context. Titles of Articles and Sections of the Plan are for convenience of reference only and are to be disregarded in applying the provisions of the Plan. Any reference in this Plan to an Article or Section is to the Article or Section so specified of the Plan, unless otherwise indicated.

Pursuant to his authorization by action of the Board of Directors, the undersigned hereby executes and adopts this Plan on behalf of the Employer.



Dated: August 15, 1997        ____________________________________________
                              Don Horowitz, Secretary/Treasurer

Exhibit 24






                         INDEPENDENT AUDITORS' CONSENT



The Board of Directors
Aceto Corporation:



We consent to incorporation by reference in the registration statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 15, 1998, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1998, and all related schedules, which report appears in the June 30, 1998 annual report on Form 10-K of Aceto Corporation.



                                          KPMG PEAT MARWICK LLP



Jericho, New York
September 24, 1998

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


Date:   September 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                   DATE

/S/LEONARD S. SCHWARTZ    Chairman, President and     9-24-98
Leonard S. Schwartz       Chief Executive Officer

/S/DONALD HOROWITZ        Secretary/Treasurer,        9-24-98
Donald Horowitz           Chief Financial Officer

/S/ANTHONY BALDI          Director                    9-24-98
Anthony Baldi

/S/THOMAS BRUNNER         Director                    9-24-98
Thomas Brunner

/S/SAMUEL I. HENDLER
Samuel I. Hendler         Director                    9-24-98


/S/RICHARD AMITRANO       Director                    9-24-98
Richard Amitrano

                      ACETO CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements



Independent Auditors' Report

Consolidated financial statements:
      Consolidated balance sheets as of June 30, 1998 and 1997 Consolidated statements of income for the years ended June 30,
        1998, 1997 and 1996
      Consolidated statements of cash flows for the years ended June
        30, 1998, 1997 and 1996
      Consolidated statements of shareholders' equity for the years ended June 30, 1998, 1997 and 1996
      Notes to consolidated financial statements

Schedules:
      II - Valuation and qualifying accounts

      All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1998 in conformity with generally accepted accounting principles.




Jericho, New York                               KPMG PEAT MARWICK LLP
August 14, 1998

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 1998 AND 1997

Assets                                    1998              1997
                                                (In thousands)

Current assets:
      Cash and cash equivalents         $ 9,178           $ 4,142
      Short-term investments             11,862            10,013
      Receivables:
            Trade, less allowance for
             doubtful accounts:
              1998, $219; 1997, $219     23,986            24,627
            Other                        _1,502             1,363
                                         25,488            25,990

      Inventory                          26,783            31,210
      Prepaid expenses                      233               240
      Deferred income tax benefit           754             1,267
      Property held for sale                493               512
            Total current assets         74,791            73,374

Long-term investments                     8,025            11,212
Long-term notes receivable                  902               948

Property and equipment:
      Computers                             812               674
      Furniture and fixtures                599               573
      Automobiles                           158               178
                                          1,569             1,425
Less accumulated depreciation             1,189             1,125
                                            380               300
Other assets                                281               311

Total Assets                            $84,379           $86,145

See accompanying notes to consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                1998             1997
                                          (In thousands except par value)

Current liabilities:
      Drafts and acceptances payable       $     549       $      743
      Current installments
        on long-term debt                        250              250
      Accounts payable                         2,195            3,939
      Accrued merchandise purchases           10,905           11,720
      Accrued compensation                     2,549            3,455
      Accrued environmental
        remediation                            1,378            1,387
      Accrued income taxes                       716              943
      Other accrued expenses                   1,826            2,010
      Total current liabilities               20,368           24,447
Long-term debt, excluding
   current installments                           <N~>            500
Deferred income taxes                             <N~>             14

Redeemable preferred stock,
  $2.50 par value per share;
    Authorized 2,000 shares;
    issued and outstanding:
       300 shares                                750             750

Shareholders' equity:
  Common stock, $.01 par value per share;
    Authorized 10,000 shares;
      issued: 1998, 9,001; 1997, 6,001            90             60
      outstanding: 1998, 6,699; 1997, 4,654
    Capital in excess of par value            57,531         57,381
    Retained earnings                         26,888         21,079
                                              84,509         78,520
    Less:
      Cost of common shares held in treasury;
       1998, 2,302 shares; 1997, 1,347 shares 21,248         18,086
       Total shareholders' equity             63,261         60,434

Commitments and contingencies

Total Liabilities and Shareholders' Equity   $84,379        $86,145

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                         1998         1997        1996
                                  (In thousands except per share amounts)

Net sales                             $182,954      $169,387    $183,163
Cost of sales                          160,645       148,053     159,289
            Gross profit                22,309        21,334      23,874
Selling, general and
  administrative expenses               12,816        12,719(1)   13,430
Provision for environmental remediation     <N~>         800(2)       <N~>
      Operating profit                   9,493         7,815      10,444
Other income (expense):
      Interest expense                     (59)         (110)       (157)
      Interest and other income          2,309         2,496       1,522
                                         2,250         2,386       1,365
      Income before income taxes        11,743        10,201      11,809
Income taxes:
      Federal:
            Current                      3,299         3,571       3,603
            Deferred                       424          (121)        346
      State and local:
            Current                        388           544         644
            Deferred                        75           (21)         62
                                         4,186         3,973       4,655
Net Income                             $ 7,557       $ 6,228(1)(2)$7,154
Net income per common share:
      Basic                            $  1.11       $  0.83(1)(2)$ 0.89
      Diluted                             1.08          0.82(1)(2)  0.88
Weighted average shares outstanding:
      Basic                              6,732         7,458       7,948
      Diluted                            6,987         7,625       8,137


See accompanying notes to consolidated financial statements.

(1) Includes an after-tax charge of $187($.03/share), $225 pre-tax in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then wholly owned subsidiary in Waterbury, CT. This subsidiary was sold on June 19, 1996.

(2) Includes an after-tax charge of $480($.06/share), $800 pre-tax to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, NJ.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996


                                                1998      1997     1996
                                                  (In thousands)
Operating activities:
  Net income                                   $7,557    $6,228  $7,154
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation                                192       179     265
      Loss (gain) on sale of assets                <N~>    (198)    257
      Stock distribution to employees              <N~>      <N~>     3
      Effect of market value over original
        option price for options exercised        234        59     144
      Provision for doubtful accounts              <N~>      12       3
      Provision for (recovery of) deferred
        income taxes                              499      (142)    407
      Changes in:
        Investments - trading securities         (774)     (437)  2,965
        Trade accounts receivable                 641       100   1,350
        Other receivables                        (139)     (773)    576
        Inventory                               4,427    (1,054)    367
        Prepaid expenses                            7      (136)    123
        Other assets                               30      (120)     -
        Drafts & acceptances payable             (194)     (259)     73
        Accounts payable                       (1,744)      892     467
        Accrued merchandise purchases            (815)      518    (153)
        Accrued compensation                     (906)      125    (263)
        Accrued environmental remediation          (9)      597    (195)
        Accrued income taxes                     (227)      242    (980)
        Other accrued expenses                   (184)      (45)   (200)
Net cash provided by operating activities       8,595     5,788  12,363
Investing activities:
  Purchases of investments<N~>held-to-maturity (4,732)   (6,186) (7,653)
  Proceeds from investments<N~>held-to-maturity 6,844     8,728   3,838
  Changes in notes receivable                      46      (158)     28
  Purchases of property and equipment            (253)     (155)    (77)
  Proceeds from sale of property                   <N~>     259      92
Net cash provided by (used in)
   investing activities                         1,905     2,488  (3,772)
Financing activities:
  Payments of long-term debt                     (500)     (500)   (500)
  Payments of cash dividends                   (1,748)   (1,795) (1,948)
  Proceeds from exercise of stock options         433       138     223
  Payments for purchases of treasury stock     (3,649)   (7,357) (2,630)
Net cash used in financing activities          (5,464)   (9,514) (4,855)
Net increase (decrease) in cash and
      cash equivalents                          5,036    (1,238)  3,736
Cash and cash equivalents at beginning of year  4,142     5,380   1,644
Cash and cash equivalents at end of year       $9,178    $4,142  $5,380

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(DOLLARS IN THOUSANDS)

                                                          Common
                           Common   Capital in            Stock
                           Stock    Excess of   Retained  Held in
                           Issued   Par Value   Earnings  Treasury     Total

Balance at June 30, 1995    $ 55    $50,168     $18,747   $(8,827)    $60,143
Net income                    <N~>       <N~>     7,154        <N~>     7,154
Stock distribution to employees
      (175 shares)            <N~>        1          <N~>       2           3
Stock dividend paid
      (471,000 shares)         5      7,303      (7,313)       <N~>        (5)
Cash dividends:
  Common stock($.36 per share)<N~>       <N~>    (1,869)       <N~>    (1,869)
  Preferred stock             <N~>       <N~>       (73)       <N~>       (73)
Exercise of stock options
      (36,000 shares)         <N~>     (159)         <N~>      400        241
Federal income tax benefit
  from 1980 stock option plan <N~>      126          <N~>      <N~>       126
Purchase of treasury stock
      (171,000 shares)        <N~>       <N~>        <N~>   (2,630)    (2,630)
Conversion of redeemable
  preferred stock (11,000 shares)<N~>   (52)         <N~>      123         71
Balance at June 30, 1996      60     57,387      16,646    (10,932)    63,161
Net income                    <N~>      <N~>      6,228        <N~>     6,228
Cash dividends:
 Common stock ($.36 per share)<N~>      <N~>     (1,725)       <N~>    (1,725)
 Preferred stock              <N~>      <N~>        (70)       <N~>       (70)
Exercise of stock options
      (19,000 shares)         <N~>      (46)         <N~>      203        157
Federal income tax benefit
  from 1980 stock option plan <N~>       40          <N~>      <N~>        40
Purchase of treasury stock
      (552,000 shares)        <N~>      <N~>         <N~>   (7,357)    (7,357)
Balance at June 30, 1997      60     57,381      21,079    (18,086)    60,434
Net income                    <N~>      <N~>      7,557        <N~>     7,557
Stock split - 3 for 2         30       (30)          <N~>      <N~>      <N~>
Cash dividends:
 Common stock ($.31 per share)<N~>      <N~>     (1,678)       <N~>    (1,678)
 Preferred stock              <N~>      <N~>        (70)       <N~>       (70)
Exercise of stock options
      (47,000 shares)         <N~>       24          <N~>      487        511
Federal income tax benefit
 from 1980 stock option plan  <N~>      156          <N~>      <N~>       156
Purchase of treasury stock
      (250,000 shares)        <N~>      <N~>         <N~>   (3,649)    (3,649)
Balance at June 30, 1998    $ 90   $ 57,531    $ 26,888   $(21,248)  $ 63,261

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1998, 1997 AND 1996

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

CASH AND CASH EQUIVALENTS
Cash equivalents at June 30, 1998 and 1997 were $1,000 and $0, respectively. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

MARKETABLE INVESTMENT SECURITIES
The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. There were no securities classified as available-for-sale as of June 30, 1998 and 1997. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was immaterial.

The difference between the fair value of long-term financial instruments and their carrying value at both June 30, 1998 and 1997 was not material. The fair value of the Company<O~>s long-term debt and notes receivable was based upon current rates offered for similar financial instruments to the Company.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF
The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of on July 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations or liquidity.

STOCK OPTIONS
Prior to July 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (<O`>APB<O'>) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if and to the extent that the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (<O`>Statement 123<O'>), which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, Statement 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in the prior year and future years as if the fair-value-based method defined in Statement 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of Statement 123.

COMMON STOCK
On March 18, 1998, the Board of Directors authorized a three for two stock split effected in the form of a stock dividend, which was payable April 13, 1998, to shareholders of record on March 30, 1998. In accounting for the stock split, an amount equal to the par value of the common shares issued was transferred from capital in excess of par value to common stock. This transfer has been reflected on the consolidated balance sheet as of June 30, 1998. The share amounts presented in the consolidated balance sheet as of June 30, 1997 reflect the actual share amounts issued and outstanding at June 30, 1997. Par value remains unchanged at $.01 as well as the authorized shares of 10,000,000. All historical weighted average share and net income per share amounts have been restated to reflect the stock split.

NET INCOME PER COMMON SHARE
Net income per common share, both basic and diluted, is determined based on the weighted average number of common shares outstanding for the period. Diluted weighted average shares outstanding include shares issuable from the exercise of stock options and the conversion of preferred stock. Basic and diluted weighted average common shares outstanding for the fiscal years ended June 30, 1998, 1997 and 1996, adjusted as appropriate for the 3 for 2 stock split paid in April 1998 and the 10% stock dividend paid in January 1996 were as follows:

                         June 30th
               1998        1997        1996
Basic       6,732,000   7,458,000   7,948,000
Diluted     6,987,000   7,625,000   8,137,000

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"). In accordance with the requirements of Statement 128, net income per common share amounts ("basic EPS") were computed by dividing net income after deducting preferred stock dividends on the Company's $2.50 cumulative redeemable preferred stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts <N~> assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock. Statement 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Income per share amounts for the same prior-year periods have been restated to conform with the provisions of Statement 128.


FOREIGN EXCHANGE RISK MANAGEMENT
A significant amount of purchases made by the Company are denominated in foreign currencies. The Company generally enters into future foreign exchange contracts consistent with the exposure relating to such purchases. The decision to enter into a future foreign exchange contract is made by management taking into consideration the volatility of currency rates in the particular foreign country and the timing of the purchase commitment. In certain instances the Company may delay the purchase of foreign exchange contracts. At June 30, 1998 the Company did not have future foreign exchange contracts for open purchase commitments of approximately $1,300.

(3) INVESTMENTS
A summary of trading securities, classified as short-term, was as follows:
                                June 30, 1998            June 30, 1997
                              Aggregate    Cost        Aggregate   Cost
                              Fair Value   Basis       Fair Value  Basis
U.S. Treasury securities      $2,874      $2,800      $2,610      $2,602
Corporate debt securities      1,201         817         691         344

The change in the net unrealized holding gains (or losses) on trading securities was $4, $(31) and $47 for the years ended June 30, 1998, 1997 and 1996 respectively. A summary of held-to-maturity securities as of June 30, 1998 was as follows:
                                           Gross        Gross
                              Amortized    Unrealized  Unrealized  Fair
                              Cost or Cost  Gains       Losses    Value
Held-to-maturity securities:
  Short-term investments:
       Corporate debt securities    7,280       18       <N~>      7,298
       Municipal obligations          507       <N~>      4          503
  Long-term investments:
       U.S. treasury securities     1,996       18        <N~>     2,014
       Corporate debt securities    6,029       41        <N~>     6,070

The contractual maturity on the long-term investments ranges between one and three years.

(4) NOTES RECEIVABLE
Notes receivable at June 30, 1998 and 1997, respectively, were as follows:

  Date of    Interest                 Original          Outstanding
   Note      Rate        Maturit y     Amount  June 30, 1998   June 30, 1997
Jan  1997(1  9.50%       Jan 2007      $ 206       $189            $202
June 1996(1) 9.25%       July 2001       460        450             457
June 1996(2) Prime+1.0%  June 2003       175        175             175
Sep  1993(1) Prime+2.5%  Oct 2003        256        134             160
                                      $1,097       $948            $994

(1) Secured by a first mortgage on the real property sold.
(2) Collateralized by a security interest in assets sold and contract rights.

The short-term portion of notes receivable was $46 at both June 30, 1998 and 1997 and is included in the amounts above.

(5) ENVIRONMENTAL REMEDIATION
It is the policy of the Company to accrue and charge against earnings environmental remediation costs at the time it is determined that a liability has been incurred and the amount of that liability can be reasonably estimated. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1,500. During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800 in the quarter ended September 30, 1996. At both June 30, 1998 and 1997 the remaining liability was $1,400. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

(6) FINANCING ARRANGEMENTS
At June 30, 1998 and 1997 the Company had available two lines of credit with financial institutions totaling $15,000 and $13,000, respectively. The Company maintains compensating balances under informal arrangements. There were no short-term loans outstanding under the lines of credit at any time during the three year period ended June 30, 1998. The lines of credit can be withdrawn by the financial institutions at any time.

(7) LONG-TERM DEBT
Long-term debt outstanding at June 30, 1998 and 1997 was as follows:
                                            1998       1997
Note payable to the Prudential
Insurance Company of America
in equal semi-annual installments
of $250 maturing Jan. 1, 1999,
plus interest at 9.10% payable
quarterly                                 $ 250       $ 750
Less current installments                   250         250
                                          $  <N~>     $ 500

The agreement underlying the long-term debt contains certain defined restrictive covenants, including limitations on corporate acquisitions and mergers and additional debt, minimum working capital and debt/equity ratios and the acquisition of the Company's stock.

(8) NET INCOME PER COMMON SHARE
The following table sets forth a computation of basic and diluted income per common share. A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income was as follows:
                                             Year Ended
                                            June 30, 1998
                              Income            Shares      Per Share
                              (Numerator)   (Denominator)    Amount
Net income                    $7,557
Preferred stock dividends        (70)
Basic income per share         7,487            6,732        $1.11
Effect of dilutive securities:
   Stock options                  <N~>            116
   Convertible preferred stock    70              139
Diluted income per share      $7,557            6,987        $1.08

                                               Year Ended
                                              June 30, 1997
                              Income           Shares      Per Share
                            (Numerator)     (Denominator)    Amount
Net income                    $6,228
Preferred stock dividends        (70)
Basic income per share         6,158           7,458        $0.83

Effect of dilutive securities:
   Stock options                  <N~>            28
   Convertible preferred stock    70             139
Diluted income per share      $6,228           7,625        $0.82

                                              Year Ended
                                            June 30, 1996
                              Income         Shares        Per Share
                           (Numerator)    (Denominator)      Amount
Net income                    $7,154
Preferred stock dividends        (73)
Basic income per share         7,081          7,948        $0.89

Effect of dilutive securities:
   Stock options                   <N~>          50
   Convertible preferred stock    73            139
Diluted income per share      $7,154          8,137        $0.88

(9) REDEEMABLE PREFERRED STOCK
The Company has 2,000,000 authorized shares of redeemable preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. All of the outstanding preferred stock is held by the Aceto Corporation Profit Sharing Plan. Redeemable preferred stock outstanding at both June 30, 1998 and 1997 consisted of the following:

                  Shares   Par Value
Third series     100,000     $250
Fourth series     40,000      100
Fifth series      40,000      100
Sixth series      40,000      100
Seventh series    40,000      100
Eighth series     40,000      100
                 300,000     $750

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

(10) STOCK OPTION PLAN
Under the terms of the Company's 1980 stock option plan, options may be issued to officers and key employees. The exercise price per share, determined by the Board of Directors, can be greater or less than the market value of the stock on the date of grant. The options vest, as determined by the Board of Directors, either immediately or over a period of years. The options expire no later than five or ten years from the date they are fully vested. At June 30, 1998 and 1997, options to purchase 312,000 and 13,000 shares of common stock, respectively, were available for grant.

The following tabulations summarize the shares of common stock under option at June 30, 1998, 1997 and 1996, and the activity with respect to options for the respective years then ended.

                              Shares       Weighted Average
                              subject to    exercise price
                              option          per share

Balance at June 30, 1995      180,000           $5.61
Granted                       219,000            7.94
Exercised                     (54,000)           4.10
Forfeited                      (2,000)           7.84
Balance at June 30, 1996      343,000            7.08
Granted                       225,000            8.93
Exercised                     (29,000)           4.86
Forfeited                     (12,000)           7.99
Balance at June 30, 1997      527,000            7.96
Granted                        81,000           10.00
Exercised                     (66,000)           6.54
Forfeited                         <N~>
Balance at June 30, 1998      542,000            8.44

At June 30, 1998, outstanding options had expiration dates ranging from December 31, 1998 to December 31, 2015.

Under the plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $121, $121 and $128 in fiscal 1998, 1997 and 1996, respectively.

The per share weighted average fair value of stock options granted during 1998, 1997 and 1996 was $6.07, $2.89 and $3.85, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Risk-free
      Date of     Expected         Expected     interest    Dividend
       Grant      volatility(%)    life(years)   rate(%)     yield(%)
1998
      1/26/98           20           5.0           6.22      1.90
      1/26/98           20          16.5           6.25      1.90

1997
      1/24/97           20           5.0           6.19      2.62
      6/05/97           20          13.4           6.52      2.67

1996
      1/29/96           20           5.0           5.18      2.25
      1/29/96           20           6.8           5.24      2.25
      3/20/96           20           6.8           5.93      2.34

The Company applies APB Opinion No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                          1998        1997        1996
Net income:
      As reported       $7,557      $6,228      $7,154
      Pro forma          7,281       5,983       6,943
Income per share-basic:
      As reported       $ 1.11      $ 0.83      $ 0.89
      Pro forma           1.07        0.79        0.86
Income per share-diluted:
      As reported         1.08        0.82        0.88
      Pro forma           1.04        0.79        0.85

Pro forma net income reflects only options granted in fiscal 1998, 1997 and 1996. Therefore, the full impact of calculating compensation costs for stock options under Statement 123 is not reflected in the pro forma net income amounts presented above because compensation costs are reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

Summarized information about stock options outstanding and exercisable at June 30, 1998 was as follows:

                  Outstanding                    Exercisable
      Exercise    Number of   Average   Average   Number of   Average
      Price Range  Shares     Life(1)   Price(2)  Shares      Price(2)
        $5-7.50    30,000     1.2       $ 6.67      30,000     $6.67
        7.50-10   491,000     9.2         8.51     194,000      8.27
          10-13    21,000     4.5        12.92      21,000      6.67

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

(11) INTEREST AND OTHER INCOME
Interest and other income earned during the fiscal years ended June 30, 1998, 1997 and 1996 were comprised of the following:

                                     1998           1997        1996

Dividends                         $   140       $     19    $     14
Interest                            1,314          1,595       1,469
Net gain (loss) on investments        114            105          44
Net gain (loss) on sale of assets      <N~>          198        (243)
Royalty income                        427            248         143
Misc. other income                    314            331          95
                                   $2,309         $2,496      $1,522

(12) INCOME TAXES
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 1998 and 1997 are presented below:
                                                 1998         1997
Deferred tax assets (liabilities):
      Accrued environmental remediation
            liabilities not currently
            deductible                          $ 551       $  555
      Accrued compensation                        314          468
      Additional costs inventoried for
            tax purposes pursuant to the
            Tax Reform Act of 1986                125          156
      Allowance for doubtful accounts
            receivable                             88           88
      Differences in depreciation of
            property and equipment                 31          (14)
      475 election                               (172)          <N~>
      Other                                      (183)          <N~>
Net deferred tax asset                            754      $ 1,253


In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $2,000. Taxable income for the years ended June 30, 1998 and 1997 was approximately $10,900 and $9,900, respectively. Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 1998, 1997 and 1996 was as follows:

                               1998        1997       1996

Federal statutory tax rate     34.0%       34.0%      34.0%
State and local taxes, net
   of Federal income tax
   benefit                      3.0         3.4        3.9
Other                          (1.4)        1.5        1.5
Effective tax rate             35.6%       38.9%      39.4%

(13) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the years ended June 30, 1998, 1997 and 1996 was as follows:
                              1998      1997        1996

Interest                     $  59     $ 110      $  156
Income taxes                 3,759     5,024       3,736

In January 1997, the Company received a note in the amount of $206 in connection with the sale of a building and land. In June 1996, the Company received notes aggregating $635 in connection with the sale of certain assets and real property.

(14) PROFIT-SHARING PLANS
The Company has profit-sharing plans in which employees of the parent company and subsidiaries are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of compensation paid. The Company's provisions for profit sharing contribution amounted to $607, $607 and $664 in fiscal 1998, 1997 and 1996, respectively.

(15) SEGMENT INFORMATION
The Company's operations, which principally consist of the marketing of chemicals, are considered to be one industry segment as defined by Financial Accounting Standards Board Statement No. 14.

(16) BUSINESS AND CREDIT CONCENTRATIONS
One of the Company's products accounted for 15% of revenues in fiscal 1998; no product accounted for as much as 10% of revenues in fiscal 1997 or 1996. One of the Company's customers, purchasing primarily the aforementioned product, also accounted for 15% of revenues in fiscal 1998. Again, no customer accounted for as much as 10% of revenues in fiscal 1997 or 1996. One of the Company's suppliers accounted for 25%, 22% and 25% of total purchases in fiscal 1998, 1997 and 1996, respectively.

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located primarily in the United States. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers, however it maintains credit insurance covering certain non-United States receivables.

(17) COMMITMENTS AND CONTINGENCIES
(a) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrant's to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually, and are included in cost of sales.

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

(c) The Company enters into foreign exchange contracts to minimize the effect of exchange rate fluctuations on costs. The foreign exchange contracts are entered into solely as hedges of inventory purchase commitments. Gains and losses on the foreign exchange contracts are reported as a component of the underlying transaction. Contracts terminated prior to the transaction date are recognized as income or loss at the time of termination. During fiscal years 1998 and 1997 the amount of such gain or loss was insignificant. At June 30, 1998 the company had future foreign currency contracts in the amount of $10,800. These contracts have varying maturities extending to December 1999.

(d) At June 30, 1998, the Company had non-negotiated letters of credit and bank acceptances to purchase merchandise of approximately $5,000 which approximated the fair value of the merchandise. The terms of the letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

(e) The Company currently leases an office facility under an operating lease expiring April 2001. At June 30, 1998, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

            Fiscal year
            ending
            June 30              Amount

            1999                $   555
            2000                    555
            2001                    440
            2002                     <N~>
            2003                     <N~>
                                 $1,550

Total rental expense relating to the current office facility amounted to approximately $530, $490 and $480 for fiscal 1998, 1997 and 1996, respectively.

                                               Schedule II


                      ACETO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended June 30, 1998, 1997 and 1996




                          Balance at   Charged to                 Balance
                          beginning    costs and     Deduc-       at end
       DESCRIPTION         OF YEAR     EXPENSES      TIONS        OF YEAR



Year ended June 30, 1998:
  Allowance for doubtful
      accounts            $ 219,366      26,857      26,857(a)   $ 219,366

Year ended June 30, 1997:
  Allowance for doubtful
      accounts            $ 207,366      80,379      68,379(a)   $ 219,366

Year ended June 30, 1996:
  Allowance for doubtful
     accounts             $ 204,366      95,509      92,509(a)   $ 207,366
















(a)  Specific accounts written off as uncollectible.