Form 10-Q
period 1998-09-30
ACETO CORP
filed 1998-11-12
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1998 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,703,362

                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)


                                                  (Unaudited)
                                                   Sept. 30       June 30
                                                     1998           1998

ASSETS

Current assets:
 Cash and cash equivalents                        $   6,441      $  9,178
 Short-term investments                              11,647        11,862
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept. $227; June $219)                           22,412        23,986
   Other                                              1,285         1,502
                                                     23,697        25,488


 Inventory                                           25,485        26,783
 Prepaid expenses                                       259           233
 Deferred income tax benefit                            754           754
 Property held for sale                                 469           493

     Total current assets                            68,752        74,791

Long-term investments                                12,840         8,025
Long-term notes receivable                            1,048           902
Property and equipment:
  Computers                                             849           812
  Furniture and fixtures                                604           599
  Automobiles                                           158           158
                                                      1,611         1,569
  Less accumulated depreciation                       1,237         1,189
                                                        374           380

Other assets                                            274           281


Total assets                                       $ 83,288      $ 84,379


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands except par value)


                                              (Unaudited)
                                                Sept. 30          June 30
                                                  1998              1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $   328         $    549
  Current installments on long-term debt             250              250
  Accounts payable                                 2,594            2,195
  Accrued merchandise purchases                    8,181           10,905
  Accrued compensation                             2,230            2,549
  Accrued environmental remediation                1,371            1,378
  Accrued income taxes                               894              716
  Other accrued expenses                           2,382            1,826
          Total current liabilities               18,230           20,368


Redeemable preferred stock
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:
      300 shares                                     750              750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 10,000 shares;
     Issued: Sept., 9,001 shares; June,               90               90
     9,001 shares; Outstanding: Sept.,
     6,703 shares; June, 6,699 shares
  Capital in excess of par value                  57,617           57,531
  Retained earnings                               27,907           26,888

                                                  85,614           84,509
   Less:
     Cost of common stock held in treasury;
     Sept., 2,298 shares;  June, 2,302 shares     21,306           21,248

          Total shareholders' equity              64,308           63,261

Commitments and contingencies

Total liabilities and shareholders' equity      $ 83,288         $ 84,379

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)



                                                      (Unaudited)
                                                  Three Months Ended
                                                       SEPT. 30

                                              1998                1997

Net sales                                  $ 36,365             $43,764
Cost of sales                                32,013              38,595
      Gross profit                            4,352               5,169

Selling, general and administrative
     expenses                                 3,281               3,139

     Operating profit                         1,071               2,030

Other income (expense):
   Interest expense                              (7)                (17)
   Interest and other income                    654                 487

                                                647                 470

Income before income taxes                    1,718               2,500

Provision for income taxes                      700                 967

Net income                                 $  1,018            $  1,533

Net income per common share:

      Basic                                $   0.15            $   0.23

      Diluted                                  0.15                0.22

Weighted average shares outstanding:

      Basic                                   6,690               6,761

      Diluted                                 6,959               6,983

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                             (Unaudited)
                                                         Three Months Ended
                                                             September 30
                                                         1998          1997
Operating activities:
  Net income                                          $ 1,018       $ 1,533
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation                                          54            45
     Gain on sale of assets                              (163)           (8)
     Stock distribution to employees                      273             -
     Effect of market value over original
       option price for options exercised                  -             26
     Provision for doubtful accounts                        8             8
     Changes in:
       Investments - trading securities                  (164)         (159)
       Trade accounts receivable                        1,566          (372)
       Other receivables                                  217            (5)
       Inventory                                        1,298         4,001
       Prepaid expenses                                   (26)          (59)
       Other assets                                         7             7
       Drafts and acceptances payable                    (221)         (199)
       Current installment on long-term debt                -           250
       Accounts payable                                   399        (1,445)
       Accrued merchandise purchases                   (2,724)       (4,226)
       Accrued compensation                              (319)         (718)
       Accrued environmental remediation                   (7)           (7)
       Accrued income taxes                               178           358
       Other accrued expenses                             556           (16)
Net cash provided by (used in) operating activities     1,950        (  986)

Investing activities:
  Purchases of investments - held-to-maturity          (8,534)       (1,207)
  Proceeds from investments - held-to-maturity          4,098         2,955
  Changes in notes receivable                            (146)           11
  Purchases of property and equipment                     (43)          (60)
  Proceeds from sale of property                          183            10
Net cash provided by (used in) investing activities    (4,442)        1,709

Financing activities:
  Payments of long-term debt                               -           (250)
  Proceeds from exercise of stock options                  -             79
  Payments for purchases of treasury stock               (245)       (2,484)
Net cash used in financing activities                    (245)       (2,655)

Net increase (decrease) in cash and cash equivalents   (2,737)       (1,932)

Cash and cash equivalents at beginning of period        9,178         4,142

Cash and cash equivalents at end of period            $ 6,441       $ 2,210

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

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1998.

Note 2:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the three months ended September 30, 1998 and 1997 was as follows:

                                 1998       1997

          Interest             $    8     $   17
          Income taxes            522        593

Note 3:  Interest and Other Income

                                 For Three Months
                                      Ended
                                   SEPTEMBER 30
                                 1998        1997

Interest on investments        $  391      $  364
Net gain on investments            47          74
Miscellaneous other income        216          49
                               $  654      $  487

Note 4:  Net Income per Common Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("Statement 128"). In accordance with the requirements of Statement 128, net income per common share amounts ("basic EPS") were computed by dividing net income after deducting preferred stock dividends on the Company's $2.50 cumulative redeemable preferred stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts -- assuming dilution ("diluted EPS") were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock. Statement 128 requires the presentation of both basic EPS and diluted EPS on the face of the income statement. Income per share amounts for the same prior-year periods have been restated to conform with the provisions of Statement 128.

A reconciliation between the numerators and denominators of the basic and diluted EPS computation for net income was as follows:


                                    THREE MONTHS ENDED
                                    SEPTEMBER 30, 1998

                              INCOME          SHARES       PER SHARE
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS


Net income                    $1,018
Preferred stock dividends          -

BASIC EPS
Net income attributable
  to common stock              1,018         6,690          $0.15

EFFECT OF DILUTIVE
   SECURITIES
Stock options                     -            130
Convertible preferred stock       -            139

DILUTED EPS
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,018         6,959          $0.15


                                    THREE MONTHS ENDED
                                    SEPTEMBER 30, 1997

                              INCOME          SHARES       PER SHARE
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS



Net income                    $1,533
Preferred stock dividends          -

BASIC EPS
Net income attributable
  to common stock              1,533         6,761          $0.23

EFFECT OF DILUTIVE
   SECURITIES
Stock options                     -             83
Convertible preferred stock       -            139

DILUTED EPS
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,533         6,983          $0.22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long-term investments which totaled $30.9 million and $29.1 million at September 30 and June 30, 1998, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital decreased to $50.5 million at September 30, 1998 from $54.4 million at June 30, 1998. Receivables decreased to $23.7 million at September 30, 1998 from $25.5 million at June 30, 1998. Inventory also decreased slightly to $25.5 million from $26.8 million comparing the same periods. The total of drafts payable, accounts payable and accrued merchandise purchases decreased $2.5 million at September 30, 1998 compared to June 30, 1998. This was primarily due to the timing of merchandise purchases and was not the result of a change in the trend of business. The reduction of cash and cash equivalents was due to a shift to long-term investments.


RESULTS OF OPERATIONS:

Net sales decreased 17% to $36.4 million in the three months ended September 30, 1998 compared with the same period in the prior year. Decreased sales of dye and pigment intermediates and the elimination from the Company's product line of two high priced, low profit items accounted for the decrease. Volume decreased by 15%; the lower decrease in volume than sales was due to the aforementioned elimination of two products.

Gross profit margins increased slightly to 12.0% in the quarter ended September 30, 1998 compared with the 11.8% for the same period last year. The aforementioned elimination of sales of two products accounted for this increase.

Selling, general and administrative expenses increased $142,000, or 5% compared to the same period last year. Salaries, fringe benefits, selling expenses, legal costs, consulting fees and telephone expenses all increased, somewhat offset by a decrease in incentive compensation.

Other income increased to 654,000 for the three months ended September 30, 1998 from $487,000 for the same period last year. Interest on investments increased 7%, due to the increase in long-term investments. Commission income increased $150,000 due to royalties received by one of the Company's subsidiaries. A slight decrease in gains on marketable securities somewhat offset these increases.

The effective tax rate increased to 40.7% for the three months ended September 30, 1998 from 38.7% for the same period last year. In comparing these periods, the effective tax rates are in the range of the Company's traditional level.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("Statement 130"), which is effective for fiscal years beginning after December 15, 1997. Statement 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Effective July 1, 1998, the Company has adopted the provisions of Statement 130. The adoption of this statement did not have any impact on its financial position or results of operations.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. Statement 131 is not required to be applied to interim financial statements in the initial year of adoption. Management believes that the adoption of this statement will not have any impact on previously reported information.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Early application of all the provisions of this statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. Management of the Company does not believe that the implementation of statement 133 will have a significant impact on its financial position or results of operations.

YEAR 2000 DISCLOSURE

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

MARKET RISK

The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. As of September 30, 1998, the exposure to these market risks is not considered material.

                          PART II.  OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule.

      (b)   Reports on Form 8-K.  During the three months ended
            September 30, 1998 the Company did not file any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION


DATE  NOVEMBER 12, 1998             BY (SIGNED) / BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                             Officer


DATE  NOVEMBER 12, 1998             BY (SIGNED) / BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz,Chief Executive
                                             Officer