Form 10-Q
period 1998-12-31
ACETO CORP
filed 1999-02-11
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended DECEMBER 31, 1998 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,543,451

                       PART I.     FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                 (Unaudited)
                                                   Dec. 31       June 30
                                                    1998           1998

ASSETS

Current assets:
 Cash and cash equivalents                      $    505       $  9,178
 Short-term investments                            9,775         11,862
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $234; June, $219)                       26,708         23,986
   Other                                           1,038          1,502
                                                  27,746         25,488

 Inventory                                        24,449         26,783
 Prepaid expenses                                    270            233
 Deferred income tax benefit                         754            754
 Property held for sale                              464            493

     Total current assets                         63,963         74,791

Long-term investments                             13,784          8,025
Long-term notes receivable                         1,033            902

Property and equipment:
 Machinery and equipment                             750             -
 Computers                                         1,061            812
 Furniture and fixtures                              825            599
 Automobiles                                         158            158
                                                   2,794          1,569
 Less accumulated depreciation                     2,177          1,189
                                                     617            380

Goodwill, less accumulated amortization            2,582             -
  (Dec., $8; June, $0)
Other assets                                         339            281

Total assets                                    $ 82,318       $ 84,379


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands except par value)

                                              (Unaudited)
                                                Dec. 31         June 30
                                                    1998            1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    486        $    549
  Current installments on long-term debt             -              250
  Accounts payable                                1,347           2,195
  Accrued merchandise purchases                   8,416          10,905
  Accrued compensation                            2,174           2,549
  Accrued environmental remediation               1,357           1,378
  Accrued income taxes                              802             716
  Other accrued expenses                          2,515           1,826
          Total current liabilities              17,097          20,368

Long-term liabilities                             1,086              -

Redeemable preferred stock
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:  300 shares               750             750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized: Dec., 20,000 shares;
     June, 10,000 shares
     Issued: Dec., 9,001 shares; June,               90              90
     9,001 shares; outstanding: Dec.,
     6,543 shares; June, 6,699 shares
  Capital in excess of par value                 57,616          57,531
  Retained earnings                              28,948          26,888
                                                 86,654          84,509
   Less:
     Cost of common stock held in treasury;
      Dec.,2,458 shares; June, 2,302 shares      23,269          21,248

          Total shareholders' equity             63,385          63,261

Commitments and contingencies

Total liabilities and shareholders' equity     $ 82,318        $ 84,379



See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                      (Unaudited)
                                                   Six Months Ended
                                                        DEC. 31

                                            1998                  1997

Net sales                                $ 82,463              $ 84,435
Cost of sales                              72,039                73,737
     Gross profit                          10,424                10,698

Selling, general and administrative
     expenses                               6,822                 6,114

     Operating profit                       3,602                 4,584

Other income (expense):
      Interest expense                        (15)                  (35)
      Interest and other income             1,263                   936
                                            1,248                   901


     Income before income taxes             4,850                 5,485

Provision for income taxes                  1,906                 1,978

Net income                               $  2,944              $  3,507

Net income per common share:

      Basic                              $   0.44              $   0.52

      Diluted                                0.43                  0.50

Weighted average shares outstanding:

      Basic                                 6,640                 6,736

      Diluted                               6,905                 6,974


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                     (Unaudited)
                                                 Three Months Ended
                                                        DEC. 31
                                             1998                  1997

Net sales                                $ 46,098              $ 40,671
Cost of sales                              40,026                35,143
     Gross profit                           6,072                 5,528

Selling, general and administrative
     expenses                               3,541                 2,974

     Operating profit                       2,531                 2,554


Other income (expense):
      Interest expense                         (8)                  (18)
      Interest and other income               609                   449
                                              601                   431


      Income before income taxes            3,132                 2,985

Provision for income taxes                  1,206                 1,011

Net income                               $  1,926              $  1,974

Net income per common share:

      Basic                              $   0.29              $   0.29

      Diluted                                0.28                  0.28

Weighted average shares outstanding:

      Basic                                 6,590                 6,712

      Diluted                               6,846                 6,965


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           (Unaudited)
                                                         Six Months Ended
                                                              DEC. 31
                                                         1998         1997
Operating activities:
  Net income                                          $ 2,944      $ 3,507
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities,
    net of effects from the purchase of CDC Products Corp.:
     Depreciation                                         105           94
     Gain on sale of assets                              (163)           -
     Effect of market value over original
       option price for options exercised                  61           77
     Provision for doubtful accounts                       15           40
     Changes in:
       Investments - trading securities                  (243)        (169)
       Trade accounts receivable                       (2,123)       1,076
       Other receivables                                  464          465
       Inventory                                        2,334        1,513
       Prepaid expenses                                   (37)          17
       Other assets                                       (58)          15
       Drafts and acceptances payable                     (63)        (368)
       Accounts payable                                  (848)        (474)
       Accrued merchandise purchases                   (2,489)      (5,287)
       Accrued compensation                              (375)        (451)
       Accrued environmental remediation                  (21)          (9)
       Accrued income taxes                                86         (324)
       Other accrued expenses                             689          (89)
Net cash provided by (used in) operating activities       278         (367)

Investing activities:
  Purchases of investments - held-to-maturity          (8,535)      (1,351)
  Proceeds from investments - held-to-maturity          5,105        4,085
  Issuance of notes receivable                           (159)           -
  Payments received on notes receivable                    28           22
  Purchases of property and equipment                    (331)        (164)
  Proceeds from sale of property                          183            -
  Payments for purchase of CDC Products Corp.          (2,111)           -
Net cash provided by (used in) investing activities    (5,820)       2,592

Financing activities:
  Payments of long-term debt                             (250)        (250)
  Proceeds from exercise of stock options                 115          173
  Payments for purchases of treasury stock             (2,384)      (2,916)
  Issuance of treasury stock to employees                 273            -
  Payments of cash dividends                             (885)        (840)
Net cash used in financing activities                  (3,131)      (3,833)

Net decrease in cash and cash equivalents              (8,673)      (1,608)

Cash and cash equivalents at beginning of period        9,178        4,142

Cash and cash equivalents at end of period            $   505      $ 2,534

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in thousands except amounts and par value per share)

Note 1:  Basis of Presentation

The consolidated financial statements of Aceto Corporation and subsidiaries (the Company) included herein have been prepared by the Company and are unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1998.

Note 2:  Business Acquisition

On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. ("CDC") for a purchase price of $3,161. Of the purchase price, $2,111 was payable at closing, the balance of $1,050 will be paid in equal consecutive installments of $125 in January 2000, 2001 and 2002 and $225 in August 2000, 2001 and 2002. The payments to be made in August 2000, 2001 and 2002 are subject to downward adjustment in the event certain earnings, as defined in the purchase agreement, are not achieved. In the event the August payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,590 and is being amortized on a straight-line basis over a twenty-year period. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations have not been provided as their effect on the consolidated results of operations would not be material.

In connection with the acquisition the Company entered into a non-competition agreement, which value was estimated to be $75. The non-competition agreement is being amortized on a straight-line basis over three years.

Note 3:  Capital Stock

On December 10, 1998, the shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the amount of authorized common stock to 20,000,000.



                                 Page 7 of 16
Note 4:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the six months ended December 31, 1998 and 1997 was as follows:

                              1998                 1997

          Interest          $   15               $   35
          Income taxes       1,780                2,249

Note 5:  Interest and Other Income

                                  Six Months             Three Months
                                     Ended                   Ended
                                  DECEMBER 31             DECEMBER 31
                               1998        1997        1998        1997

Interest on investments      $  792      $  681       $ 401       $ 317
Net gain (loss)on investments    21          84         (26)         10
Miscellaneous other income      450         171         234         122
                             $1,263      $  936       $ 609       $ 449


Note 6:  Net Income per Common Share

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128").

A reconciliation between the numerators and denominators of the basic and diluted earnings per share computation is as follows:


                                     Six Months Ended
                                     DECEMBER 31, 1998

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $2,944
Preferred stock dividends        (35)

Basic earnings per share
Net earnings attributable
  to common stock              2,909         6,640          $0.44

Effect of dilutive securities
Stock options                     -            126
Convertible preferred stock       35           139

Diluted earnings per share
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $2,944         6,905          $0.43

                                     Six Months Ended
                                     DECEMBER 31, 1997

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $3,507
Preferred stock dividends        (35)

Basic earnings per share
Net earnings attributable
  to common stock              3,472         6,736          $0.52

Effect of dilutive securities
Stock options                     -             99
Convertible preferred stock       35           139

Diluted earnings per share
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $3,507         6,974          $0.50


                                    Three Months Ended
                                     DECEMBER 31, 1998

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $1,926
Preferred stock dividends        (35)

Basoc earmomgs per share
Net earnings attributable
  to common stock              1,891         6,590          $0.29

Effect of dilutive securities
Stock options                     -            117
Convertible preferred stock       35           139

Diluted earnings per share
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,926         6,846          $0.28

                                    Three Months Ended
                                    DECEMBER 31, 1997

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $1,974
Preferred stock dividends        (35)

Basic earnings per share
Net earnings attributable
  to common stock              1,939         6,712          $0.29

Effect of dilutive securities
Stock options                     -            114
Convertible preferred stock       35           139

Diluted earnings per share
Net earnings attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,974         6,965          $0.28

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $24.1 million and $29.1 million at December 31 and June 30, 1998, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital decreased by $7.5 million to $46.9 million at December 31, 1998 from $54.4 million at June 30, 1998. The decrease of $10.8 million in cash and cash equivalents and short term investments was the result of the following three initiatives: The Company continued its stock repurchase program and purchased 195,000 shares of common stock for $2.4 million. It also acquired 100% of the outstanding stock of CDC Products Corp. which required an initial cash outlay of $2.1 million. Lastly, long-term investments increased by $5.8 million, taking advantage of more beneficial investment rates. The increase in trade accounts receivable was due to the timing of sales and accounts receivable collections. The decrease in inventory of $2.3 million was a result of an increase in direct shipments to customers and an attempt to reduce inventory levels because of a general decrease in chemical prices. Drafts and acceptances, accounts payable and accrued purchases payable decreased by $3.4 million at December 31, 1998 compared to June 30, 1998. This decrease was due primarily to the timing of merchandise purchases and the aforementioned reduction in inventory.

RESULTS OF OPERATIONS:
Net sales decreased by 2% for the six months and increased by 13% for the three months ended December 31, 1998 compared to the same periods last year. For the six months, strong sales of a pharmaceutical product introduced in 1997 partially offset decreases in sales of intermediates to the color producing industries and the discontinuation of sales of two relatively high volume, low profit items. For the three months, the increase can be attributed to the sales of the aforementioned pharmaceutical product.

Volume decreased by 10% for the six month period; reduced sales of colorants which tend to be lower priced, offset by increased sales of pharmaceuticals, which are higher priced, accounted for the greater decrease in volume than sales. For the three month period, volume decreased 6%. The same factors as the six months caused the disparity between sales and volume, but the effect was magnified during the shorter period.

Gross profit margins for both the six and three months decreased slightly; from 12.7% to 12.6% for the six months and 13.6% to 13.2% for the three months.
This can be attributed to the increased sales of certain low margin pharmaceutical products and increased competition in nutritional supplements, offset somewhat by savings in freight and warehousing costs and improved margins in agricultural chemicals.

                                 Page 11 of 16
Selling, general and administrative expenses for the six months ended December 31, 1998 increased by $708,000 or 12% compared to the same period last year. The inclusion of CDC Products Corp. in the consolidated financial statements accounted for $200,000 of this increase. Compensation and fringe benefit increases and a significant increase in legal fees accounted for a majority of the balance. For the three months there was an increase of $566,000, or 19%, compared to the same period last year. The same factors as the six months caused the increase but the effects were more pronounced as the aforementioned $200,000 of CDC expenses were all in the second quarter. These increases were somewhat offset by decreases in telephone, selling expenses and consulting fees.

Interest and other income increased to $1,263,000 and $609,000 for the six and three months ended December 31, 1998 from $936,000 and $449,000 for the same periods last year. During both periods, interest on investments increased significantly due to the increase in funds available for investment along with a slight increase in dividend income. Royalty income increased $300,000 and $150,000 for the six and three months ended December 31, 1998, respectively, compared to the same periods last year, due to the timing of the recording of this income by one of the Company's subsidiaries. Partially offsetting these gains was a decrease in gains on marketable securities.

The effective tax rate increased to 39.3% and 38.5% for the six months and three months ended December 31, 1998 from 36.1% and 33.9% for the same periods last year. A significant payment from the Company's non-qualified retirement plan, which was deducted for tax purposes on the date of distribution, caused an unusually low tax rate for the six and three months ended December 31, 1997.

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

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. Statement 131 is not required to be applied to interim financial statements in the initial year of adoption. Management believes that the adoption of this statement will not have a material impact on previously reported information.


                                 Page 12 of 16
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and
Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments embedded in other contracts, and for hedging activities. Statement 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Early application of all the provisions of this statement is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after issuance of this statement. Management of the Company does not believe that the implementation of Statement 133 will have a significant impact on its financial position or results of operations.

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

MARKET RISK
The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. As of December 31, 1998, the exposure to these market risks is not considered material.

                                 Page 13 of 16
Item 4:     Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 10, 1998, stockholders were asked to vote on three proposals through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended. The results of those votes are printed below.

Proposal 1:  Election of Directors

At the meeting, eight directors were elected, each to serve until the next Annual Meeting of Stockholders or until their successors are elected and qualified.
                                    VOTES
                     VOTES        AGAINST OR                   BROKER
NOMINEE               FOR          WITHHELD    ABSTENTIONS    NON-VOTES

Samuel I. Hendler     5,843,533    10,250        38,334           -
Anthony Baldi         5,731,258   122,525        38,334           -
Thomas Brunner        5,841,705    12,078        38,334           -
Donald Horowitz       5,844,258     9,525        38,334           -
Leonard Schwartz      5,843,140    10,643        38,334           -
Stephen M. Goldstein  5,838,028    15,755        38,334           -
Robert A. Wiesen      5,837,961    15,822        38,334           -
Richard Amitrano      5,811,660    42,123        38,334           -

Proposal 2. Approve Amendment to the Company's Certificate of Incorporation to Increase the Number of Authorized Shares of Common Stock to 20 Million.

      VOTES         VOTES      VOTES                        BROKER
       FOR         AGAINST    WITHHELD    ABSTENTIONS      NON-VOTES

      5,646,288    184,045       0             530            0

Proposal 3.  Approve the Aceto Corporation 1998 Omnibus Equity Award Plan.

      VOTES         VOTES      VOTES                        BROKER
       FOR         AGAINST    WITHHELD    ABSTENTIONS      NON-VOTES

      3,376,292   1,098,388     0           225,996         1,191,441

All three proposals were approved.

                         PART II.    OTHER INFORMATION


Item 6:     Exhibits and Reports on Form 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule

      (b)   Reports on Form 8-K.  During the three months ended
            December 31, 1998 the Company did not file any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION

DATE: FEBRUARY 10, 1999             BY  (SIGNED)/ BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE: FEBRUARY 10, 1999             BY  (SIGNED)/ BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz, Chief Executive
                                             Officer