Form 10-Q
period 1999-03-31
ACETO CORP
filed 1999-05-14
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 1999 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,449,008

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                (Unaudited)
                                                 March 31,      June 30,
                                                   1999           1998

ASSETS

Current assets:
 Cash and cash equivalents                      $  9,147       $  9,178
 Short-term investments                            6,019         11,862
 Receivables:
   Trade, less allowance for doubtful accounts:
   (March, $242; June, $219)                      25,458         23,986
   Other                                           1,069          1,502
                                                  26,527         25,488

 Inventory                                        26,626         26,783
 Prepaid expenses                                    534            233
 Deferred income tax benefit                         754            754
 Property held for sale                              460            493

     Total current assets                         70,067         74,791

Long-term investments                             11,529          8,025
Long-term notes receivable                         1,019            902
Property and equipment:
 Machinery and equipment                             832              -
 Computers                                           968            812
 Furniture and fixtures                              818            599
 Automobiles                                         158            158
                                                   2,776          1,569
 Less accumulated depreciation                     2,195          1,189
                                                     581            380

Goodwill, less accumulated amortization            2,614              -
  (March, $43; June, $0)
Other assets                                         259            281

Total assets                                    $ 86,069       $ 84,379

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                        (In thousands except par value)

                                               (Unaudited)
                                                March 31,      June 30,
                                                  1999           1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    582        $    549
  Current installments on long-term debt            125             250
  Accounts payable                                2,963           2,195
  Accrued merchandise purchases                  10,299          10,905
  Accrued compensation                            2,592           2,549
  Accrued environmental remediation               1,323           1,378
  Accrued income taxes                              678             716
  Other accrued expenses                          2,104           1,826
          Total current liabilities              20,666          20,368

Long-term liabilities                               925               -

Redeemable preferred stock
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:  300 shares               750             750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares;
     Issued: March, 9,001 shares; June,              90              90
     9,001 shares; outstanding: March,
     6,449 shares; June, 6,699 shares
  Capital in excess of par value                 57,623          57,531
  Retained earnings                              30,593          26,888
                                                 88,306          84,509
   Less:
     Cost of common stock held in treasury;
      March, 2,552 shares; June, 2,302 shares    24,578          21,248

          Total shareholders' equity             63,728          63,261

Commitments and contingencies

Total liabilities and shareholders' equity     $ 86,069        $ 84,379

See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)


                                                   (Unaudited)
                                              For Nine Months Ended
                                                    MARCH 31

                                             1999                1998

Net sales                                $127,883            $134,889
Cost of sales                             110,755             118,501
      Gross profit                         17,128              16,388

Selling, general and administrative
      expenses                             11,501               9,286

      Operating profit                      5,627               7,102

Other income (expense):
      Interest expense                        (33)                (47)
      Interest and other income             1,778               1,516
                                            1,745               1,469


      Income before income taxes            7,372               8,571

Provision for income taxes                  2,782               2,952

Net income                               $  4,590            $  5,619

Net income per common share:

      Basic                              $   0.69            $   0.83

      Diluted                                0.67                0.80

Weighted average shares outstanding:

      Basic                                 6,580               6,735

      Diluted                               6,828               6,983

See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                      (Unaudited)
                                                For Three Months Ended
                                                        MARCH 31

                                              1999                 1998

Net sales                                 $ 45,420             $ 50,453
Cost of sales                               38,716               44,763
      Gross profit                           6,704                5,690

Selling, general and administrative
      expenses                               4,679                3,172

      Operating profit                       2,025                2,518

Other income (expense):
      Interest expense                         (19)                 (12)
      Interest and other income                516                  580
                                               497                  568


      Income before income taxes             2,522                3,086

Provision for income taxes                     876                  974

Net income                                $  1,646             $  2,112

Net income per common share:

      Basic                               $   0.25             $   0.31

      Diluted                                 0.25                 0.30


Weighted average shares outstanding:

      Basic                                   6,456               6,731

      Diluted                                 6,690               6,989


See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                        (Unaudited)
                                                        Nine Months Ended
                                                           March 31
                                                       1999        1998
Operating activities:
  Net income                                         $ 4,590    $ 5,619
  Adjustments to reconcile net income to net
    cash provided by operating activities,
    net of effects of the purchase of CDC
    Products Corp.:
      Depreciation                                       248        149
      Gain on sale of assets                            (178)         -
      Provision for doubtful accounts                     23         79
      Changes in:
        Investments - trading securities                (424)       (91)
        Trade accounts receivable                     (1,071)    (5,395)
        Other receivables                                440      1,016
        Inventory                                        536      3,557
        Prepaid expenses                                (238)       (18)
        Other assets                                       6         22
        Drafts and acceptances payable                    33       (206)
        Accounts payable                                 491       (432)
        Accrued merchandise purchases                   (606)    (3,459)
        Accrued compensation                              42       (974)
        Accrued environmental remediation                (55)        (9)
        Accrued income taxes                              20        249
Other accrued expenses                                   (51)       (51)
Net cash provided by operating activities              3,806         56

Investing activities:
  Purchases of investments - held-to-maturity         (8,535)     5,828
  Proceeds from investments - held-to-maturity        11,298     (1,683)
  Issuance of notes receivable                          (159)         -
  Payments received on notes receivable                   42         33
  Purchases of property and equipment                   (109)      (218)
  Proceeds from sale of property                         183          -
  Payments for purchase of CDC Products Corp.         (2,111)         -
Net cash provided by investing activities                609      3,960

Financing activities:
  Payments of long-term debt                            (250)      (250)
  Proceeds from exercise of stock options                135        390
  Payments for purchases of treasury stock            (3,775)    (2,916)
  Proceeds from issuance of treasury stock
    to employees                                         329          -
  Payments of cash dividends                            (885)      (840)
Net cash used in financing activities                 (4,446)    (3,616)

Net decrease in cash and cash equivalents                (31)       400
Cash and cash equivalents at beginning of period       9,178      4,142
Cash and cash equivalents at end of period           $ 9,147    $ 4,542

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

Note 2:  Business Acquisition

On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. ("CDC") for a purchase price of $3,161. Of the purchase price, $2,111 was payable at closing, the balance of $1,050 will be paid in equal installments of $125 in January 2000, 2001 and 2002 and $225 in August 2000, 2001 and 2002. The payments to be made in August 2000, 2001 and 2002 are subject to downward adjustment in the event certain earnings, as defined in the purchase agreement, are not achieved. In the event the August payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,590 and is being amortized on a straight-line basis over a twenty-year period. The assets acquired consisted primarily of inventory, accounts receivable and fixed assets. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations have not been provided as their effect on the consolidated results of operations would not be material.

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


Note 4:  Supplemental Cash Flow Information

Cash paid for interest and income taxes during the nine months ended March 31, 1999 and 1998 was as follows:

                                1999        1998

Interest                      $   16      $   47
Income taxes                   2,755       2,704

In connection with the acquisition of CDC (note 2), the Company recorded $1,050 of amounts due the previous owner as a long-term liability.

Note 5:  Interest and Other Income

                                 Nine Months             Three Months
                                    Ended                    Ended
                                  MARCH 31                 MARCH 31
                               1999        1998        1999        1998

Interest on investments      $1,116      $1,006       $ 324       $ 325
Realized and unrealized net
  gain (loss) on investments    (21)        107         (42)         23
Miscellaneous other income      683         403         234         232
                             $1,778      $1,516       $ 516       $ 580


Note 6:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation is as follows:

                                    Nine Months Ended
                                      MARCH 31, 1999

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $4,590
Preferred stock dividends        (35)

Basic income per share
Net income attributable
  to common stock              4,555         6,580          $0.69

Effect of dilutive securities
Stock options                     -            109
Convertible preferred stock       35           139

Diluted income per share
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $4,590         6,828          $0.67



                                    Nine Months Ended
                                     MARCH 31, 1998

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $5,619
Preferred stock dividends        (35)

Basic income per share
Net income attributable
  to common stock              5,584         6,735          $0.83

Effect of dilutive securities
Stock options                     -            109
Convertible preferred stock       35           139

Diluted income per share
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $5,619         6,983          $0.80


                                    Three Months Ended
                                      MARCH 31, 1999

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $1,646
Preferred stock dividends          -

Basic income per share
Net income attributable
  to common stock              1,646         6,456          $0.25

Effect of dilutive securities
Stock options                      -            95
Convertible preferred stock        -           139

Diluted income per share
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $1,646         6,690          $0.25


                                    Three Months Ended
                                      MARCH 31, 1998

                              Income          Shares       Per Share
                            (NUMERATOR)   (DENOMINATOR)     AMOUNTS

Net income                    $2,112
Preferred stock dividends          -

Basic income per share
Net income attributable
  to common stock              2,112         6,731          $0.31

Effect of dilutive securities
Stock options                      -           119
Convertible preferred stock        -           139

Diluted income per share
Net income attributable to
 common stock, assumed option
 exercises and conversion of
 preferred stock              $2,112         6,989          $0.30

Note 7:  Comprehensive Income

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", effective July 1, 1998. There is no difference between the Company's comprehensive income and net income.

Note 8:  Reclassifications

Certain reclassifications have been made to the 1998 consolidated financial statements to conform to the 1999 presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:
The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $26.7 million and $29.1 million at March 31, 1999 and June 30, 1998, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital decreased by $5.0 million to $49.4 million at March 31, 1999 from $54.4 million at June 30, 1998. The decrease of $5.9 million in cash and cash equivalents and short-term investments was the result of the following two initiatives: The Company continued its stock repurchase program and purchased 298,000 shares of common stock for $3.8 million. It also acquired 100% of the outstanding stock of CDC Products Corp. ("CDC") which required an initial cash outlay of $2.1 million. The increase in trade accounts receivable was due to the timing of sales and accounts receivable collections.

RESULTS OF OPERATIONS:
Net sales decreased by 5.2% and 10.0% for the nine and three months ended March 31, 1999, respectively, compared with the same periods last year. For the nine months, the decline was caused by a significant decrease in sales of intermediates to the color producing industries and loss of sales caused by the discontinuance of two relatively high volume, low profit items, partially offset by strong sales of certain pharmaceuticals and pharmaceutical intermediates. For the three months, continuing weakness in sales to the color producing industries accounted for a majority of the decline.

Volume decreased 9% for the nine month period. Reduced sales of colorants, which tend to be lower priced, offset by increased sales of pharmaceuticals and pharmaceutical intermediates, which tend to be higher priced, accounted for the somewhat greater decrease in volume than sales. For the three month period, volume decreased by 7%. A general decline in selling prices to the color producing industries resulted in the greater decline in sales than volume.

Gross profit margins increased to 13.4% for the nine months ended March 31, 1999 compared to 12.1% for the same period in the prior year. There are several factors that accounted for this increase. First, we experienced continued savings in freight and warehousing costs. Second, there were some general improvements in margins across a range of our traditional product lines. Lastly, sales by our new subsidiary, CDC, are at margins significantly higher than our traditional lines. For the three months, margins increased to 14.8% from 11.3%. The same factors as the nine months caused the increase, but their effect was amplified during the shorter period.

Selling, general and administrative expenses for the nine months ended March 31, 1999 increased by $2,215,000 or 23.9% compared to the same period last year. The inclusion of CDC in the consolidated financial statements accounted for half of this increase. A customer claim in the amount of $237,000 was recorded in March 1999. Finally, significant increases in compensation and fringe benefits, partially caused by an increase in staff, along with higher legal fees and bad debt expense accounted for a majority of the remaining increase. For the three months there was an increase of $1,507,000, or 47.5%, compared to the same period last year. The same factors as the nine months, excluding legal fees, caused the increase but the effects were more pronounced as $900,000 of $1,100,000 of CDC expenses, and the $237,000 claim were recorded in the third quarter. These increases were somewhat offset by decreases in bank fees and consulting fees.

Interest and other income increased to $1,778,000 for the nine months ended March 31, 1999 from $1,516,000 for the same period last year. Interest on investments increased by $110,000 due to an increase in funds available for investment. Royalty income increased $260,000 due to the timing of the realization of this income by one of the Company's subsidiaries. Partially offsetting these increases was a net realized and unrealized loss on the Company's trading securities compared to a gain in the prior year.
For the three months ended March 31, 1999 interest and other income decreased to $516,000 from $580,000 for the same period last year. Again, a net realized and unrealized loss on the Company's trading securities compared to a gain in the prior year and a decrease in royalty income accounted for most of this decrease. Partially offsetting this decrease was an increase in interest on investments.

The effective tax rate increased to 37.7% and 34.7% for the nine months and three months ended March 31, 1999 from 34.4% and 31.6% for the same periods last year. A significant payment from the Company's non-qualified retirement plan, which was deducted for tax purposes on the date of distribution, caused an unusually low tax rate in the prior periods.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 established standards to report information about operating segments and related discussions about products and services, geographic areas and major customers. Statement
131 is effective for financial statements for fiscal years beginning after December 15, 1997. This statement permits early application and requires restatement for all prior periods. Statement 131 is not required to be applied to interim financial statements in the initial year of adoption. Management of the Company believes that the adoption of this statement will not have a material impact on previously reported information.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133 established accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. Statement 133 is effective for all quarters of fiscal years beginning after June 15, 1999. Management of the Company does not believe that the implementation of Statement
133 will have a significant impact on its financial position or results of operations.

YEAR 2000 DISCLOSURE
During fiscal 1998, the Company determined that it needed to modify or replace significant portions of its customized software so that its information systems will function properly with respect to dates in the year 2000 and beyond. In addition, the Company is in the process of assessing all the third party hardware and software it uses for Year 2000 compliance. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ascertain that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is assessing the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company's Year 2000 team includes both internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The Company completed testing its major computer systems and its information systems transformation for Year 2000 compliance. While the Company believes its efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis. The Company believes it unlikely that there will be a material effect on the Company.

To date, the Company's total cost of its Year 2000 initiative has been approximately $100,000. Any further costs are not expected to be material.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. As of March 31, 1999, the exposure to these market risks is not considered material.


                         PART II.    OTHER INFORMATION


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule

      (b)   Reports on Form 8-K.  During the three months ended
            March 31, 1999 the Company did not file any reports on Form 8-K.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                               ACETO CORPORATION

DATE    MAY 10, 1999                BY (SIGNED) / BY DONALD HOROWITZ
                                      Donald Horowitz, Chief Financial
                                                          Officer

DATE    MAY 10, 1999                BY (SIGNED) / BY LEONARD S. SCHWARTZ
                                      Leonard S. Schwartz, President