Form 10-K
period 1999-06-30
ACETO CORP
filed 1999-09-28
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1999
                        Commission file number 0-4217

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

Yes  X      No_____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 6,415,959

      The aggregate market value of the voting stock of the company held by non-affiliates of the company as of September 3, 1999 was $64,528,488.

      Documents incorporated by reference: The Company's Proxy Statement for the annual meeting of the Company's shareholders to be held on December 2, 1999. (See Part III herein).

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

      During the fiscal year ended June 30, 1999 approximately 50% of the Company's purchases of chemicals came from Europe and approximately 35% from Asia.

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

      One of the Company's products accounted for 15% of revenues in fiscal 1999 and 1998; no product accounted for as much as 10% of revenues in fiscal 1997. One of the Company's customers, DuPont Pharmaceuticals Company, purchasing primarily the aforementioned product, accounted for 16% and 15% of revenues in fiscal 1999 and 1998, respectively. Again, no customer accounted for as much as 10% of revenues in fiscal 1997. One of the Company's suppliers accounted for 29%, 25%, and 22% of total purchases in fiscal 1999, 1998 and 1997, respectively.

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

      Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment will have no material effect on the capital expenditures and competitive position of the Company. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1.5 million. During fiscal 1997, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800,000. At June 30, 1998 the remaining liability was $1.4 million. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

      At June 30, 1999, the Company employed approximately 105 persons, none of whom were covered by a collective bargaining agreement.


ITEM 2.  PROPERTIES

      The Company's general headquarters and main sales office occupy approximately 20,000 square feet of leased space in a modern office building in Lake Success, New York. The lease expires in April 2001.

      The Company's former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, owned by the Company. This parcel contains one building with approximately 5,000 square feet of office space. The property is held for sale.

      In both January 1997 and July 1998 the Company sold parcels located in Long Island City, New York. Each parcel was comprised of a 5,000 square foot building.

ITEM 3.  LEGAL PROCEEDINGS.

      (None)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (None)
                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 1999              HIGH                LOW
First Quarter           15 15/16           12 7/8
Second Quarter          13  7/16           10 1/8
Third Quarter           13 13/16           11 3/4
Fourth Quarter          11 15/16           10 5/16

FISCAL 1998              HIGH                LOW
First Quarter           12 7/8              9 1/2
Second Quarter          13 5/8             12 1/8
Third Quarter           15 1/4             13 1/8
Fourth Quarter          16 1/2             14 1/4

*Represents high and low prices for actual transactions.

A cash dividend of $0.12 per common share was paid in January 1998. Cash dividends of $0.13 per common share were paid in June 1998, January 1999 and June 1999.

A 3 for 2 stock split was paid in April 1998. The above prices and cash dividends have been adjusted, as appropriate.

As of September 1, 1999, there were approximately 700 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 5,100,000 shares and counted as owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

ITEM 6.  SELECTED FINANCIAL DATA

             (In thousands, except per share amounts)

YEARS ENDED JUNE 30      1999       1998        1997         1996        1995

Net sales             $169,189   $182,954   $169,387      $183,163    $164,783
Net income               6,091      7,557      6,228 (1)(2)  7,154       7,756
Net income per common    $0.90      $1.08      $0.82 (1)(2)  $0.88       $0.92
  share - diluted (3)
Total assets            86,159     84,379     86,145        87,302      86,116
Working capital         49,459     54,423     48,927        50,907      48,289
Long-term liabilities      925          -        500         1,000       1,500
Redeemable preferred       750        750        750           750         821
  stock
Shareholders' equity    63,982     63,261     60,434        63,161      60,143
Number of common         6,416      6,699      6,981         7,782       7,985
 shares outstanding
 at year end (3)
Book value per common  $  9.97    $  9.44    $  8.66       $  8.12     $  7.53
  share (3)
Cash dividends per     $  0.26    $  0.25    $  0.24       $  0.23     $  0.22
common share (3)

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

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

      The Company's primary source of liquidity is cash provided from operating activities; $1.8 million in fiscal 1999 and $8.6 million in fiscal 1998. Cash and short-term investments totaled $11.4 and $21.0 million and working capital was $49.5 and $54.4 million at June 30, 1999 and 1998, respectively. In addition, the Company's long-term investments totaled $11.9 and $8.0 million for the same periods. These investments are highly liquid and can be used for working capital if needed. The Company has sufficient lines of credit available with banks, should any additional funds be required.

      Two components of working capital had significant changes. Inventory increased $2.8 million to $29.6 million at June 30, 1999 from $26.8 million at

June 30, 1998.  This was the result of higher projected sales in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999.  The decrease of $9.6 million in cash and cash equivalents and short-term investments was the result of the following three initiatives:  The Company continued its stock repurchase program and purchased 339,000 shares of common stock for $4.3 million.  It also acquired 100% of the outstanding stock of CDC

Products Corp. (CDC) which required an initial cash outlay of $2.1 million.

Lastly, the shifting of cash and short-term investments to longer maturities,

taking advantage of higher yields, increased long-term investments by $3.8 million.

      Any funds required for additional acquisitions, stock buybacks, or environmental remediation will be funded by the aforementioned sources of liquidity.

RESULTS OF OPERATIONS:

      Net sales decreased 8% in fiscal 1999, to $169.2 million from $183.0 million in fiscal 1998, returning sales to fiscal 1997 levels.  Continuing erosion in selling prices of dye intermediates was the largest factor causing this decline in 1999, followed by the loss of sales of two very low profit agricultural products and one biochemical product.  Increased sales of several relatively new pharmaceutical intermediates offset some of the decline.  The 8%

increase in fiscal 1998 from 1997 was almost entirely due to increased sales of a pharmaceutical product first introduced in fiscal 1997.

      Volume decreased 7% in 1999, compared with 1998, consistent with the

sales decrease.   The decrease can be attributed to the same factors as the

sales decline.  In fiscal 1998, volume increased 12% from fiscal 1997, compared with a 7% sales increase.  Many product lines saw decreasing prices in 1998,

more than offsetting the effect on volume of the increases in sales of the aforementioned pharmaceutical product, which is relatively high-priced.

      Gross margins improved significantly in fiscal 1999, rising to 13.4% from

12.2% in fiscal 1998.  Freight and warehousing costs decreased considerably, as a corporate initiative to lower costs was instituted.  In addition, the aforementioned decrease in sales of low margin items had a positive effect on margins.  Finally, we saw improved margins across many of our product lines.

The decrease in margins in 1998 from 12.6% in 1997 was due to increased freight and warehousing (which led to the initiative) and increased sales of a low-

margin pharmaceutical product.

      Selling, general and administrative expenses increased by $2.5 million to

$15.3 million from $12.8 million in fiscal 1999 compared to 1998.  The inclusion of CDC in the consolidated financial statements accounted for

$750,000 of this increase.  A customer claim in the amount of $237,000 was recorded in March 1999.  Compensation increased by $1,000,000 due to payments of bonuses, annual salary increases and additional personnel.  In addition,

there were increases in legal fees, bad debts and fringe benefits.  Offsetting some of these increases were decreases in rent expense, bank charges, selling expenses and consulting fees.

      Selling, general and administrative expenses increased slightly in fiscal

1998 compared to 1997. Selling expenses increased by $500,000 to $1.5 million from $1.0 million. This was the result of an increase in the cost of business travel along with the continued development of our international sales activities. Consulting fees increased by $300,000 primarily due to consulting agreements with recently retired senior executives. In addition, there were modest increases in bank fees, office and telephone expenses. Offsetting most of these increases was a decrease in compensation expense resulting from the aforementioned retirees, and a decrease in medical and business insurance expense. Interest expense, which primarily relates to long-term debt, was

$18,000, $59,000 and $110,000 in fiscal 1999, 1998 and 1997, respectively.  A twelve year note, payable to the Prudential Insurance Company of America, was paid in full in December 1998.

      Other income increased slightly in fiscal 1999 compared to 1998.  Higher average cash available for investments during the fiscal year resulted in a slight increase in investment income.  Royalty income increased significantly due to increased sales of an agricultural product in Europe.  Offsetting most of these increases was a decrease in proceeds from the sale of inventory relating to a subsidiary sold in June 1996.  Also, gains on marketable securities decreased in fiscal 1999 compared to 1998.

      Other income decreased to $2.3 million in fiscal 1998 compared to $2.5 million in fiscal 1997. Lower cash available for investments during the fiscal year due to the Company's continuing stock repurchase program, along with lower interest rates, caused a significant decrease in interest income on investments. This was partially offset by an increase in royalty income. The sale of property held by a subsidiary resulted in a $200,000 gain during fiscal

1997.

      The effective tax rates were 37.5%, 35.6% and 38.9% in fiscal 1999, 1998 and 1997, respectively. Significant payments from the Company's non-qualified retirement plan, which are deductible for tax purposes on the date of distribution, caused an unusually low tax rate for the year ended June 30,

1998.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS:

      In June 1999, the Financial Accounting Standards Board (FASB) issued

Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for

Derivative Instruments and Hedging Activities-Deferral of the Effective Date of

FASB Statement No. 133."  SFAS 137 amends SFAS 133, "Accounting for Derivative

Instruments and Hedging Activities," which was issued in June 1998.  SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000.  Earlier application is permitted.  SFAS 133 establishes accounting and reporting standards for derivative instruments,

including certain derivative instruments embedded in other contracts and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.  While management has not determined the impact of the new standard, it is not expected to be material.

YEAR 2000 DISCLOSURE:

      During fiscal 1998, the Company determined that it needed to modify or replace significant portions of its customized software so that its information systems would function properly with respect to dates in the year 2000 and beyond. In addition, the Company has assessed all the third party hardware and software it uses for Year 2000 compliance. The Company also has initiated discussions with its significant suppliers, customers, and financial institutions to ascertain that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is continuing to monitor the extent to which its operations are vulnerable should those organizations fail to properly remediate their computer systems. The Company's

Year 2000 team includes both internal and external staff. The team's activities are designed to ensure that there is no adverse effect on the Company's core business operations and that transactions with customers, suppliers, and financial institutions are fully supported.  The Company has completed implementation of its Year 2000 initiative.  All significant computer and business systems are now compliant.  While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis. The Company believes it unlikely that there will be a material effect on the Company.

      The total cost of the Company's Year 2000 initiative was approximately

$100,000.

MARKET RISK:

      The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange.  Also, the Company has interest rate exposure relating to short and long term investments and minimal exposure in the equity markets.  Any change in these markets would not materially affect the consolidated financial position, results of operations or cash flows of the

Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 1999 and 1998.

                     QUARTERLY FINANCIAL DATA (Unaudited)
                    (In thousands except per share amounts)


                                    Year ended June 30, 1999
                                          Quarter Ended
            SEPT.30,1998       DEC.31,1998      MAR.31,1999       JUNE 30,1999
Net sales       $36,365           $46,098          $45,420            $41,306
Gross profit      4,352             6,072            6,704              5,612
Net income        1,018             1,926            1,646              1,501
Net income per
  common share     0.15              0.28             0.25               0.23

                                    Year ended June 30, 1998
                                          Quarter Ended
            SEPT.30,1997       DEC.31,1997      MAR.31,1998       JUNE 30,1998
Net sales       $43,764           $40,671          $50,453            $48,065
Gross profit      5,169             5,528            5,690              5,921
Net income        1,533             1,974            2,112              1,938
Net income per
  common share*    0.22              0.28             0.30               0.28


* Adjusted for stock split, as appropriate.

Cost of sales during interim periods is determined by gross profit rates based upon the mix of products sold during each quarter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
      Company's proxy statement relating to the annual meeting of the Company's shareholders to be held on December 2, 1999, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the Proxy Statement), is hereby incorporated by reference.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
      The Company's Proxy Statement is hereby incorporated by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) See Index to Consolidated Financial Statements and Schedules included elsewhere herein.

      (b) No reports on Form 8-K were filed during the three months ended June 30, 1999.

      (c)         Exhibits

      3(i) Restated Certificate of Incorporation (incorporated by reference to Exhibit 4(a)(iii) to Registration
                  Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

      3(ii) Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June
                  30, 1986).

      3(iii)(c)   By-laws, currently in effect (incorporated by reference to
                  Exhibit 3(iii)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998)
                  (1998 10-K).

      10(ii)(a)   Profit Sharing Plan, as amended and restated
                  effective July 1, 1989 (incorporated by reference to Exhibit 10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

      10(iii) 401(k) Plan, effective August 1, 1997, (incorporated by reference to Exhibit 10 (ii) to the 1998 10-K).

      10(iv)(a)   Supplemental Executive Retirement Plan, effective
                  June 30, 1985, as amended and restated, effective
                  July 1, 1992 (incorporated by reference to Exhibit
                  10(iv)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993)(1993 10-K)).

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

      10(v)(c)    1998 Aceto Corporation Omnibus Equity Award Plan

      10(vi) Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, New York dated May 24, 1990 (incorporated by reference to Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

      10(vii) Stock Purchase Agreement between Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation.

      21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 to 1993 10-K).

      24          Consent of KPMG LLP.





      Exhibit 10(v)(c)


                               ACETO CORPORATION
                        1998 OMNIBUS EQUITY AWARD PLAN

SECTION 1.
Purpose.

The purposes of the ACETO CORPORATION 1998 Omnibus Equity Award Plan are to attract, retain and motivate Eligible Participants, as defined below, to compensate them for their contributions to the Company's growth and profit and to encourage them to own the Company's Common stock, thereby promoting the interests of the Company and its stockholders.


SECTION 2.
Definitions.

As used in the Plan, the following terms shall have the meanings set forth below:

"AFFILIATE" shall mean (i) any entity that, directly or indirectly, is controlled by the Company (ii) a subsidiary of the Company and (iii) any entity in which the Company has a significant equity or business interest, in any case as determined by the Board.

"AWARD" shall mean any Option, Restricted Stock Award, or other stock-based
Award.

"AWARD AGREEMENT" shall mean any written instrument or document evidencing any Award, which may, but need not be, executed by an Eligible Participant.

"BOARD" shall mean the Board of Directors of the Company.

"CHANGE IN CONTROL" shall be deemed to have occurred if: (i) any "person" as such term is used in Sections 13(d) and 14(d) of the Exchange Act (other than the Company, any trustee or other fiduciary holding securities under any employee benefit plan of the Company,) is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing 20% or more of the voting power of the Company's then outstanding securities; (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors, and any new director (other than a director designated by a person who has entered into an agreement with the Company to effect a transaction described in clause (i), (iii), or (iv) of this paragraph) whose election by the Board of Directors or nomination for election by the Company's stockholders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the two year period or whose election or nomination for election was previously so approved, cease for any reason to constitute at least a majority of the Board of Directors; (iii) the stockholders of the Company approve a merger or consolidation of the Company with any other corporation, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than 50% of the combined voting power of the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; provided, however, that a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person acquires more than 20% of the combined voting power of the Company's then outstanding securities shall not constitute a change in Control of the Company; or (iv) the stockholders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets. If any of the events enumerated in clauses (i) through (iv) occur the Board shall determine the effective date of the Change in Control resulting therefrom, for purposes of the Plan.

"CODE" shall mean the Internal Revenue Code of 1986, as amended from time to time, and the rules and regulations promulgated thereunder.

"COMMITTEE" shall mean a committee of the Board designated by the Board to make recommendations to the Board with regard to Awards. Until otherwise determined by the Board, the Executive Committee of the Board (which serves as the Executive Compensation Committee) shall be the Committee under the Plan.

"COMPANY" shall mean  ACETO CORPORATION.

"ELIGIBLE PARTICIPANT" shall mean an employee (including an officer, Executive Officer or director) of the Company or any Affiliate. Such term shall also mean any non-employee director, adviser, consultant or independent contractor to the Company or any Affiliate, and any reference to employment or termination of employment under the Plan shall be deemed to apply to such director, adviser, consultant or independent contractor, for the purpose of the Plan only, as if the services of such person constitute employment services.

"EXCHANGE ACT" shall mean the Securities Exchange Act of 1934, as amended.

"EXECUTIVE OFFICER" shall mean, at any time, an individual who is an executive officer of the Company within the meaning of Exchange Act Rule 3b-7 promulgated and interpreted by the SEC under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time, or who is an officer of the Company within the meaning of Exchange Act Rule 16a-1(f) as promulgated and interpreted by the SEC under the Exchange Act, or any successor rule or regulation thereto as in effect from time to time.

"FAIR MARKET VALUE" Shall mean with respect to any given day, the average of the mean between the highest and lowest reported sales prices on the principal national stock exchange on which the Common Stock is traded, or if such exchange was closed on such day or, if it was open but the Common Stock was not traded on such day, then on the preceding day that the Common Stock was traded on such exchange.

"NON-QUALIFIED STOCK OPTION" shall mean an Option which does not meet the requirements of Section 422 of the Code.

"OPTION" shall mean a Non-Qualified Stock Option.

"PARTICIPANT" shall mean any Eligible Participant selected by the Board to receive an Award under the Plan.

"PERSON" shall mean any individual, corporation, partnership, association, joint-stock company, trust, unincorporated organization, government or political subdivision thereof or other entity.

"PLAN" shall mean this ACETO CORPORATION 1998 OMNIBUS EQUITY AWARD PLAN.

"QDRO" shall mean a domestic relations order meeting such requirements as the Committee shall determine, in its sole discretion.

"RESTRICTED STOCK" Shall mean any Share granted under Section 7 of the Plan.

"SEC" shall mean the Securities and Exchange Commission or any successor thereto and shall include the staff thereof.

"SHARES" shall mean shares of the common stock, $ .01 par value, of the Company.


SECTION 3.
Administration.

(a) AUTHORITY OF COMMITTEE. The Committee shall, subject to the terms of the Plan and applicable law, make recommendations to the Board with regard to (i) designation of Participants; (ii) the type or types of Awards to be granted to an Eligible Participant; (iii) the number of Shares to be covered by Awards;
(iv) terms and conditions of Awards; and (v) unless otherwise expressly provided in the Plan, designations, determination, interpretations, and suggested decisions with respect to the Plan or any Award.

(b) AUTHORITY OF BOARD. All Awards under the Plan shall be made by the Board, which shall have full authority to accept, reject or modify any recommendations of the Committee. All designations, determinations, interpretations, and other decisions under or with respect to the Plan or any Award shall be within the sole discretion of the Board, may be made at any time and shall be final, conclusive, and binding upon all Persons, including the Company, any Affiliate, any Participant, any holder or beneficiary of any Award, and any stockholder.


SECTION 4.
Shares Available for Awards.

(a) SHARES AVAILABLE. Subject to adjustment as provided in Section 4(b), the number of Shares with respect to which Awards may be granted under the Plan shall be five hundred thousand (500,000).

If, after the effective date of the Plan, any Shares covered by an Award granted under the Plan are forfeited, or if such an Award terminates or is canceled without the delivery of shares, then the Shares covered by such Award, or the number of Shares otherwise counted against the aggregate number of Shares with respect to which Awards may be granted, to the extent of any such, forfeiture, termination or cancellation, shall again become Shares with respect to which Awards may be granted. In the event that any Option or other Award granted hereunder is exercised through the delivery of Shares or in the event that withholding tax liabilities arising from such Award are satisfied by the withholding of Shares by the Company, the number of Shares available for Awards under the Plan shall be increased by the number of Shares so surrendered or withheld.
(b) ADJUSTMENTS. In the event that any dividend (other than regular dividends) or other distribution (whether in the form of cash, Shares, other securities, or other property), recapitalization, stock split, reverse stock split, reorganization, merger, consolidation, split-up, spin-off, combination, repurchase, or exchange of Shares, or other similar corporate transaction or event affects the Shares such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan, then adjustment shall be made, in such manner as shall be equitable, of (i) the number of Shares with respect to which Awards may be granted, (ii) the number of Shares subject to outstanding Awards, and (iii) the grant or exercise price with respect to any Award, provided, that with respect to any Award no such adjustment shall be made to the extent that such adjustment would be inconsistent with the Plan's meeting the requirements of Section 162(m) of the Code, as from time to time amended.

(c) SOURCES OF SHARES DELIVERABLE UNDER AWARDS. Any Shares delivered pursuant to an Award may consist, in whole or in part, of authorized and unissued Shares or of treasury Shares.


SECTION 5.
Eligibility.

Any employee (including an officer, Executive Officer or director) of the Company or any Affiliate, including any non-employee director, advisor, consultant or independent contractor to the Company or any Affiliate, shall be an Eligible Participant. To the extent the Board deems it necessary, appropriate or desirable to comply with foreign law or practice and to further the purpose of this Plan, the Board may, without amending this Plan, (i) establish rules applicable to Awards granted to Participants who are foreign nationals, are employed outside the United States, or both, including rules that differ from those set forth in this Plan, and (ii) grant Awards to such Participants in accordance with those rules.


SECTION 6.
Stock Options.  - TERMS AND CONDITIONS.

All Options granted under the Plan shall be Non-qualified Stock Options and shall be evidenced by Award Agreements which shall be subject to applicable provisions of the Plan and such other provisions as they may contain including:

(a) PRICE. The exercise price per Share shall not be less than 100% of the Fair Market Value of a Share on the date of Award.

(b) PERIOD. The Board, upon recommendation of the Committee may establish the term of any Option award under the Plan, provided, however, that an Option shall expire no later than 10 years from the date of Award.

(c) TIME OF EXERCISE. The Board, upon recommendation of the Committee, may establish installment exercise terms in Awards to Participants based on the Company's publicly traded Share price, and may establish installment exercise terms based on the passage of time or otherwise, such that the Option becomes fully exercisable in a series of cumulating portions, and may also establish other conditions of exercise as it shall determine and may accelerate the exercisability of any Option granted to a Participant under the Plan.

(d)   PAYMENT.    No  Shares  shall  be delivered  pursuant to  any  exercise of an Option until payment in full of the option price in cash, or its equivalent, or by exchanging Shares owned by the optionee (which are not the subject of any pledge or other security interest), or by a combination of the foregoing, provided that the combined value of all cash and cash equivalents and the Fair Market Value of any such Shares so tendered to the Company as of the date of such tender is at least equal to such option price.

(e) EXERCISE. An Option, or portion thereof, shall be exercised by delivery of a written notice of exercise to the Company, and payment of the full price of the Shares being exercised. A Participant shall not have any of the rights or privileges of the holder of Common Stock until such time as Shares of Common Stock are issued or transferred to the Participant.


SECTION 7.
Restricted Stock

(a) GRANT. Subject to the provisions of the Plan, the Board, upon recommendation of the Committee, shall have authority to determine the Participants to whom Shares of Restricted Stock shall be granted, the number of Shares of Restricted Stock to be granted to each Participant, and the other terms and conditions of such Awards.

Restricted Stock may be awarded to an Eligible Participant in lieu of a portion, as determined by the Board, of any annual cash bonus earned by such Participant, which will vest ratably over a period of years determined by the Board on each anniversary of the date of Award. Such Restricted Stock so awarded, as set forth in the Award Agreement may have a premium in Shares greater than the portion of the bonus to be paid in Restricted Shares, which Premium shares shall be delivered to the Participant when the Award is fully vested, provided that the Participant is in the employ of the Company when vesting occurs.

(b) TRANSFER RESTRICTIONS. Upon the lapse of the restrictions applicable to Shares of Restricted Stock, the Company shall deliver certificates for same to the Participant or the Participant's legal representative.

(c) PAYMENT. Each share of Restricted Stock shall be paid in Shares, upon the lapse of the restrictions applicable thereto, or otherwise in accordance with the applicable Award Agreement.

(d) DIVIDENDS AND DISTRIBUTIONS. Dividends and other distributions paid on or in respect of any Shares of Restricted Stock shall be paid to the Participant.


SECTION 8.
Termination of Employment.

The following provisions shall apply in the event of the Participant's termination of employment unless otherwise provided in the Award Agreement:

(a) NON-QUALIFIED STOCK OPTIONS. (i) Termination of Employment. If the Participant's employment with the Company or its Affiliates is terminated for any reason other than death, permanent and total disability, or retirement, the Participant's right to exercise any Non-Qualified Stock Option shall terminate, and such Option shall expire, on the earlier of (A) the first anniversary of such termination of employment or (B) the date of such Option would have expired had it not been for the termination of employment. The Participant shall have the right to exercise such option prior to such expiration to the extent it was exercisable at the date of such termination of employment and shall not have been exercised.

(ii)  DEATH,  DISABILITY OR RETIREMENT. If  the  Participant's  employment with  the  Company or its Affiliates is terminated by death,  permanent  and
total disability, or retirement, the   Participant or his or her  estate
representative (if employment is terminated by death) shall have the right, within three (3) months from the date of determination of permanent and total disability, retirement, or the appointment of an estate representative, to exercise any Non-Qualified Stock Option to the extent it was
exercisable  at   the  date of   such   termination   of  employment   and
shall not have   been   exercised,   but  in no event shall such option be
exercisable later than the date the Option would have expired had it not been for the termination of such employment.

(b) RESTRICTED STOCK.    In the event of a Participant's retirement, permanent
and total disability, or death, or in cases of special circumstances, the Board may, when it finds that a waiver would be in the best interest of the Company, waive in whole or in part, any or all remaining restrictions with respect to such Participant's entitlement to shares of Restricted Stock.


SECTION 9.
Change in Control.

Notwithstanding any other provision of the Plan to the contrary, upon a Change in Control all outstanding Awards shall vest, become immediately exercisable or payable and have all restrictions lifted as may apply to the type of Award.


SECTION 10.
Amendment and Termination.

(a) AMENDMENTS TO THE PLAN. The Board may amend, alter, suspend, discontinue, or terminate the Plan or any portion thereof at any time; provided that no such amendment, alteration, suspension discontinuation or termination shall be made without stockholder approval to: increase the number of shares issuable; reduce the exercise price of Options;

or extend the termination period of the Plan. The Board, however, may not amend or terminate the Plan without a Participant's consent insofar as it would adversely affect a Participant's rights to previously granted Awards.

(b) CANCELLATION. Any Award Agreement to the contrary notwithstanding, any Award granted hereunder may be cancelled with the approval and agreement of the Participant in consideration of a cash payment or alternative Award made to the holder of such cancelled Award equal in value to the Fair Market Value of such cancelled Award.


SECTION 11.
General Provisions

(a) NONTRANSFERABILITY. No Award shall be assigned, alienated, pledged, attached, sold or otherwise transferred or encumbered by a Participant, except by will or the laws of descent and distribution or pursuant to a QDRO.

(b) NO RIGHTS TO AWARDS. No Participant or other Person shall have any claim to be granted any Award, and there is no obligation for uniformity of treatment of Participants, or holders or beneficiaries of Awards. The terms and conditions of Awards need not be the same with respect to each recipient.

(c) SHARE CERTIFICATES. All certificates for Shares or other securities of the Company delivered under the Plan pursuant to any Award or the exercise thereof shall be subject to such stop transfer orders and other restrictions as the Board may deem advisable under the Plan or the rules, regulations, and other requirements of the Securities and Exchange Commission, any stock exchange upon which such Shares or other securities are then listed, and any applicable Federal or state laws, and a legend or legends may be put on any such certificates to make appropriate reference to such restrictions.

(d) WITHHOLDING. A Participant may be required to pay to the Company and the Company shall have the right and is hereby authorized to withhold from any Award, from any payment due or transfer made under any Award or under the Plan or from any compensation or other amount owing to a Participant the amount (in cash, or Shares), of any applicable withholding taxes in respect of an Award, its exercise, or any payment or transfer under an Award or under the Plan and to take such other action as may be necessary in the opinion of the Company to satisfy all obligations for the payment of such taxes.

(e) AWARD AGREEMENTS. Each Award hereunder shall be evidenced by an Award Agreement that shall be delivered to the Participant and shall specify the terms and conditions of the Award and any rules applicable thereto.

(f) NO RIGHT TO EMPLOYMENT. The grant of an Award shall not be construed as giving a Participant the right to be retained in the employ of the Company or any Affiliate. Further, the Company or an Affiliate may at any time dismiss a Participant from employment, free from any liability or any claim under the Plan, unless otherwise expressly provided in the Plan or in any Award Agreement.

(g) RIGHTS AS STOCKHOLDER. No holder of an Award of stock options or beneficiary of any such Award shall have any rights as a stockholder with respect to such options until he or she has exercised such option and become the holder of Shares. In connection with each grant of Restricted Stock hereunder, the applicable Award shall be entitled to the rights of a stockholder in respect of such Restricted Stock, except for such transfer restrictions as may be applicable thereto.

(h) GOVERNING LAW. The validity, construction, and effect of the Plan and any rules and regulations relating to the Plan and any Award Agreement shall be determined in accordance with the laws of the State of New York.

(i) SEVERABILITY. If any provision of the Plan or any Award is or becomes or is deemed to be invalid, illegal, or unenforceable in any jurisdiction or as to any Person or Award, or would disqualify the Plan or any Award under any applicable law, such provision shall be construed or deemed amended to conform to the applicable laws, or if it cannot be construed or deemed amended without, in the determination of the Board, materially altering the intent of the Plan or the Award, such provision shall be stricken as to such jurisdiction, Person or Award and the remainder of the Plan and any such Award shall remain in full force and effect.

(j) OTHER LAWS. The Company may refuse to issue or transfer any Shares or other consideration under an Award if, it determines that the issuance or transfer of such shares might violate any applicable law or regulation or entitle the Company to recover the same under Section 16(b) of the Exchange Act, and any payment tendered to the Company by a Participant, other holder or beneficiary in connection with the exercise of such Award shall be promptly refunded to the relevant Participant, holder, or beneficiary. Without limiting the generality of the foregoing, no Award granted hereunder shall be construed as an offer to sell securities of the Company, and no such offer shall be outstanding, unless the Board has determined that any such offer, if made, would be in compliance with all applicable requirements of the U.S. federal securities laws any other laws to which such offer, if made, would be subject.

(k) NO TRUST FUND CREATED. Neither the Plan nor any Award shall create or be construed to create a trust or separate fund of any kind or a fiduciary relationship between the Company and a Participant or any other Person. To the extent that any Person acquires rights pursuant to an Award, such rights shall be no greater than the rights of any unsecured general creditor of the Company.

(l) NO OBLIGATION TO EXERCISE OPTIONS. The granting of an Option shall impose no obligation upon the Participant to exercise such Option.

(m) PLAN EXPENSES. Any expenses of administering this Plan shall be borne by the Company.

(n) NO WARRANTY OF TAX EFFECT. Except as may be contained in any Award Agreement, no opinion shall be deemed to be expressed or warranties made as to the effect of foreign, federal, state, or local tax on any Awards.


SECTION 12.
Share Ownership Guidelines.

It is an objective of this Plan that designated Eligible Participants be owners of Shares.

(a) APPLICABILITY. Share ownership guidelines are applicable to the Chief Executive Officer ("CEO") and to managerial Participants designated by the Board ("Designated Participants").

(b) BASIS. Share ownership guidelines are in terms of Fair Market Value of Shares to be owned relative to the positions held and base salaries of Designated Participants. Ownership levels and guidelines will be reviewed (and if advisable modified) by the Board (upon recommendation of the Committee) periodically, based on internal reports and overall operations of the Company.

(c) TARGETED GUIDELINE LEVELS. Designated Participants will either from inception of the Plan or commencement of employment have five (5) years to reach the targeted guideline levels of Share ownership, which levels can be changed, modified, or suspended due to individual or group circumstances. Restricted Stock awarded to a Participant shall be included in calculating Shares owned.

(d)   GUIDELINES.

      POSITION/BASE SALARY                GUIDELINES, AS A MULTIPLE
                                                 ("X") OF SALARY
            CEO                                               2X
      Base Salary of $100,000.00 or more                      1X
      Base Salary of under $100,000.00                      1/2X


SECTION  13.
Stockholder Approval and Effective Dates.

This Plan shall become operative and in effect on such date as it shall be approved by the stockholders of the Company. No option or Award shall be granted hereunder after the expiration of ten years after the date that it shall have become operative and in effect.





Exhibit 10 (vii)


      STOCK PURCHASE AGREEMENT

AGREEMENT ("Agreement") dated the  16th   day of October, 1998, by and among
Windham Family Limited Partnership, a New York limited partnership with its address at 5 Shore Park Road, Great Neck, New York 10023 ("Windham"), Peter H. Kliegman, residing at 5 Shore Park Road, Great Neck, New York 11023 ("Kliegman" and collectively with Windham, "Seller"), CDC Products Corp., a New York corporation, with its principal place of business at 74-16 Grand Avenue, Elmhurst, New York 11373-4127 (the "Company") and Aceto Corporation, a New York corporation with its principal offices at One Hollow Lane, Lake Success, New York 11042-1215 ("Purchaser").

      W I T N E S S E T H :

WHEREAS, Windham owns 2,000 shares of common stock of the Company, without par value, which constitutes all of the issued and outstanding common stock shares of the Company, and Kliegman owns all of the issued and outstanding shares of the preferred stock, par value $100 per share, of the Company (the aforesaid common and preferred shares collectively the "Shares"); and

WHEREAS, Seller desires to sell and Purchaser desires to purchase the Shares on the terms and conditions set forth herein; and

WHEREAS, Purchaser wishes that the company employ Kliegman and Kliegman wishes to be so employed pursuant to an employment agreement to be executed by Company and Kliegman contemporaneously with the closing of the transaction contemplated hereby; and

WHEREAS, Purchaser desires that the Company lease the premises at 74-16 Grand Avenue, Elmhurst, New York (the "Premises") which constitute the Company's principal place of business from the owner of the Premises, Monitor Holding Corporation, a New York corporation ("Monitor") wholly owned by Kliegman; and

WHEREAS, The Company with consent of Purchaser wishes to lease the Premises and Seller and Monitor wish to lease the Premises to the Company pursuant to a lease which the Company will execute and Kliegman will cause Monitor to execute contemporaneously with the closing of the transaction contemplated hereby.

NOW, THEREFORE, in consideration of the mutual promises and covenants contained herein, the parties hereto agree as follows:


SECTION 1. PURCHASE AND SALE OF SHARES.
Seller agrees to sell and Purchaser agrees to purchase all of the Shares.

SECTION 2.  PURCHASE PRICE.
The total purchase price for the Shares shall be TWO MILLION THREE HUNDRED NINETY FIVE THOUSAND ($2,395,000) DOLLARS of which THREE HUNDRED THOUSAND ($300,000) DOLLARS shall be payable to Kliegman for the preferred stock ("Preferred Stock Purchase Price") and the balance of TWO MILLION NINETY-FIVE THOUSAND ($2,095,000) DOLLARS shall be payable to Windham for the common stock ("Common Stock Purchase Price"). The Common Stock Purchase Price shall be subject to downward adjustments as hereinafter provided. The purchase price shall be payable as follows:
2.1 Amount Due at Closing. The aggregate sum which Purchaser shall pay at closing shall be ONE MILLION SIX HUNDRED FORTY FIVE THOUSAND ($1,645,000) DOLLARS which shall be paid at the Closing by certified check, a bank cashiers check or electronic fund transfer of which THREE HUNDRED THOUSAND ($300,000) DOLLARS shall be payable to Kliegman in full payment of the Preferred Stock Purchase Price, and the balance of ONE MILLION THREE HUNDRED FORTY-FIVE THOUSAND ($1,345,000) DOLLARS which shall be paid to Windham as the down payment for and partial payment of the Common Stock Purchase Price.
2.2 Balance. The balance of the Common Stock Purchase Price, SEVEN HUNDRED FIFTY THOUSAND ($750,000) DOLLARS, shall be payable to Windham on the first business day of February, 2000, 2001, and 2002, in equal, consecutive, installments of TWO HUNDRED FIFTY THOUSAND ($250,000) DOLLARS each, subject to downward adjustment in each instance, as provided in Section 2.3.
2.3   Adjustment of Common Stock Purchase Price.
Each installment of the Common Stock Purchase Price payable pursuant to Section
2.2 shall be subject to a non-cumulative downward adjustment equal to fifty percent (50%) of the amount by which the Company's earnings before interest, income taxes, depreciation and amortization ("EBITDA") is less than FIVE HUNDRED THOUSAND ($500,000) DOLLARS for the calendar year immediately preceding the payment date, provided however, that in no event shall any such payment be less than ONE HUNDRED TWENTY FIVE THOUSAND ($125,000) DOLLARS. If EBITDA in any year is less than TWO HUNDRED FIFTY THOUSAND ($250,000) DOLLARS (resulting in the payment of the minimum required payment of ONE HUNDRED TWENTY FIVE THOUSAND ($125,000) DOLLARS), there shall be no downward adjustment in subsequent years based upon any such EBITDA shortfall in a prior year. EBITDA shall be determined by the Purchaser's accounting department, subject to review by Kliegman and the Company's accountants, using generally accepted accounting principles applied in a consistent basis with prior periods and shall be calculated to include all revenues derived from the Company's operations less only operating expenses directly, reasonably and necessarily incurred in the Company's operations before interest on debt service, depreciation, amortization and income taxes. No amount shall be included in such expenses for Purchaser's overhead or for salaries, management fees or other like payment to persons or entities related to or affiliated with Purchaser who are not involved exclusively in the day to day operations of the Company, nor shall any expenses be included which are extraordinary, non-recurring, or outside of the ordinary course of business or, unless expressly agreed to in writing by Sellers, inconsistent with prior practices of the Company.
2.4   Debt Satisfaction; Kliegman Guaranties:
Set forth in Schedule 2.4 are:
(a) The Company's remaining obligations as of September 30, 1998, to Messrs. Chanes and Cort pursuant to their respective employment and retirement compensation agreements with the Company;

(b) All indebtedness owing by the Company to European American Bank ("EAB") pursuant to (i) the Company's term loan agreement, and (ii) its revolving credit line as presently in effect;

(c) All Uniform Commercial Code Financing Statements-Form UCC-1 with respect to security interest granted to EAB pursuant to its agreements with the Company; and

(d)  All equipment leases with respect to which Kliegman is a guarantor.

Contemporaneously with the Closing, Purchaser shall fully pay and satisfy the Company's obligations to Messrs. Chanes and Cort due and owing as of the Closing Date, pursuant to their respective employment and retirement compensation agreements with the Company each dated December 1, 1991 and all indebtedness owing by the Company to European American Bank ("EAB") pursuant to the Company's term loan agreement dated August --, 1995 and its revolving credit line as presently in effect pursuant to agreement dated March --, 1998. Seller will cooperate with Purchaser in causing to be executed, delivered and filed termination statements on form UCC-3 with respect to all security interests granted to EAB to secure the indebtedness to EAB pursuant to its agreements with the Company. In addition, Purchaser will contemporaneously with the closing cause Kliegman to be removed as personal guarantor with respect to equipment leases set forth in Schedule 2.4 hereto, or failing that, shall indemnify Kliegman and hold him harmless from any claims with respect thereto.

SECTION 3.  CLOSING.
3.1 Closing. The closing of the transactions contemplated hereby shall take place at the offices of Meyer, Suozzi, English & Klein, P.C., 1505 Kellum Place, Mineola, New York 11501, at 10:00 A.M. on November 24, 1998, or at such other time and place as the parties may mutually agree (the "Closing Date").
3.2 Transfer of Stock. At the closing, Seller shall deliver to Purchaser certificates representing all of the Shares, accompanied by stock powers duly endorsed for transfer to Purchaser, free and clear of all liens, claims, encumbrances and restrictions.

SECTION 4.  INSPECTION CONFIDENTIALITY.
4.1 Inspection. Purchaser and its agents shall have the right to inspect the Company's books, records and premises at any time during the regular business hours of the Company, on reasonable notice, or at any other time upon mutual agreement of the parties.
4.2 Confidentiality. Purchaser shall keep confidential all information it obtains about Seller or about the Company, or about any of the Company's officers, employees or agents, that Purchaser acquires as a result of such inspection, and as a result of its due diligence in connection herewith, all pursuant to that certain Confidentiality and Non-Disclosure Agreement which Purchaser has executed and delivered to the Company contemporaneously herewith, a copy of which is annexed hereto as Exhibit A.and will not disclose same if Closing does not take place.

SECTION 5.  EXECUTION OF EMPLOYMENT AGREEMENT AND LEASE.
5.1 Employment Agreement. At the closing, Company and Kliegman with the consent of Purchaser shall enter into an Employment Agreement in form annexed hereto as Exhibit B, pursuant to which Kliegman shall serve as the Company's President and Chief Executive officer, to be negotiated prior to the Closing date to the mutual satisfaction of the parties.
5.2 Lease. At the Closing, Company and Monitor with consent of Purchaser shall enter into a lease for the Premises in the form of lease annexed hereto as Exhibit C. to be negotiated prior to the Closing date to the mutual satisfaction of the parties.

SECTION 6.  REPRESENTATIONS AND WARRANTIES OF SELLER.
Seller hereby represents and warrants as follows:

6.1   Corporate Status.
6.1.1 The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of New York and has the corporate power and authority to own its property and to carry on its business as and where such is now conducted;
6.1.2 The Company is duly qualified as a foreign corporation in all jurisdictions in which the ownership of its properties or the conduct of its business requires qualification and all such jurisdictions are set forth on
Schedule 6.1.2 hereto and made a part hereof.
6.1.3  The Company has no subsidiaries.
6.1.4 The capitalization of the Company consists of Twenty Thousand (20,000) authorized shares of common stock, with no par value, of which Two Thousand (2,000) shares are issued and outstanding and shares of preferred stock, par value $100 per share, of which shares are issued and outstanding. The Company has no treasury shares. All of the issued and outstanding shares of stock are duly authorized, validly issued, fully paid and nonassessable and are owned and held by Windham, with respect to the common, and Kliegman, with respect to the preferred, free and clear of all liens, charges and encumbrances, restrictive agreements and assessments, and are not subject to any restrictions with respect to transferability. There are no outstanding options, calls, subscriptions, warrants, rights, agreements, commitments or obligations of any kind with respect to the issuance or sale of additional shares of the Company's stock;
6.1.5 The Certificate of Incorporation and By-laws and lists of the officers and directors of the Company, copies of which shall have been delivered to Purchaser, are true and correct and complete in all respects and no proceedings have been instituted or authorized with respect to their modification, amendment or alteration;
6.1.6 All approvals or consents required for Seller to consummate the transactions contemplated herein have been obtained and the consummation of the transactions contemplated by this Agreement will not violate any provisions of any law or any of the provisions of the Company's Certificate of Incorporation or By-Laws or result in the breach or termination of any provision of, or constitute a default, under any indenture, agreement or other instrument to which Seller or the Company is a party or by which any of the Company's properties may be bound, and which, if violated would materially detract from the value of the Shares in the hands of Purchaser;
6.1.7 This Agreement constitutes the valid and binding obligation of Seller enforceable in accordance with its terms except to the extent enforceability may be limited by principles of equity or bankruptcy, insolvency, moratorium or other similar laws affecting the enforcement of creditors' rights generally.

6.2   Financial.
6.2.1 The audited balance sheets of the Company as at September 30, 1997, 1996 and 1995 and the auditor's review at September 30, 1998 and the statement of earnings and profits for the fiscal years then ended (the "Financials"), copies of which shall be provided to the Purchaser in Schedule 6.2, are true and correct reports of the financial condition and results of operations of the Company and were prepared in accordance with generally accepted accounting principles applied on a basis consistent with the methods used for each preceding period;
6.2.2 Since September 30, 1998, there has not been: (i) any material adverse change in the financial condition or in the operations of the business of the Company; (ii) any damage, destruction or loss (whether or not covered by insurance), materially and adversely affecting the Premises, business, property or assets of the Company nor any proceedings in eminent domain (or purchase in lieu thereof), commenced or consummated with respect to any property or buildings (or any portion thereof) owned by the Company or Monitor; (iii) any increase in the compensation payable to or to become payable by the Company to officers or key salaried employees or agents or in any bonus (over that paid in the previous year), insurance, pension or other benefit plan, payment or arrangement made to, for, or with any such officers, key salaried employees or agents; (iv) any labor disputes; (v) any declaration, setting aside, or payment of any dividend or any distribution by the Company in respect of its stock, or any redemption, purchase or other acquisition by the Company of any of its Shares; (vi) any cancellation of any of the debts or claims of the Company or of the Seller, except in the ordinary course of business, or waiver of any rights of value, or any discharge or satisfaction by Seller or the Company of any lien or encumbrance, or payment of any obligation or liability (other than current liabilities as shown on the most recent Financials) and current liabilities incurred since the date in the ordinary course of business; (vii) any amendment or termination or threatened termination of any contract or lease agreement; (viii) any mortgage, deed, secured debt (other than purchase money equipment financing), pledge or subjection to lien (except liens for taxes not yet due and except for liens in respect of purchase money equipment financing), charge or any other encumbrance of any property, tangible or intangible of Seller or the Company; (ix) any other event or condition of any character, other than general business conditions, pertaining to the Company and materially and adversely affecting the results of operations or business or financial condition of the Company.
6.3 Liabilities Fully Disclosed. Except to the extent reflected or reserved against in the Financials or incurred in the ordinary course of business, or disclosed in this Agreement or on any schedule hereto, the Company has no material liabilities of any nature, whether accrued, absolute, contingent or otherwise, whether due or to become due.
6.4 Taxes. Except as set forth on Schedule 6.4 hereto, all federal, state and local tax returns and reports required by law to be filed by the Company have been filed and paid or reserved against.
6.5 Litigation. Except as set forth on Schedule 6.5 hereto, there is no claim, administrative proceeding, litigation proceeding or governmental investigation pending or, to the knowledge of Seller, threatened against or relating to the Company which would materially detract from the value of the Shares in the hands of Purchaser.
6.6   Title to Personal Property.
6.6.1 Except as set forth on Schedule 6.6 hereto, the Company has good and marketable title to all of its personal property, machinery, equipment and other tangible and intangible assets free and clear of any mortgages, liens, pledges or encumbrances of any nature whatsoever;
6.6.2 All currently used machinery, equipment and other personal property of the Company is complete and in working order and has been routinely maintained.
6.6.3 Seller has no knowledge of any infringement or claims of infringement by or against Seller or the Company of patents, trademarks, tradename rights, copyrights or publication rights in connection with any products, equipment, material or supplies used or sold by the Company.
6.7   Contracts.  All contracts, licenses and other agreements set forth on
Schedule 6.7(i) hereto and equipment leases listed on Schedule 6.7(ii) hereto are valid and binding upon the parties thereto and enforceable in accordance with the terms thereof. The Company has complied with all material provisions of and is not in material default under any such agreements, leases or commitments, and the continued validity and enforceability of such agreements, leases and commitments will not be effected by the consummation of the transactions contemplated by this Agreement.
6.8 Inventory. All the inventory of the Company reflected in the Financials, or thereafter acquired by the Company consists of a quality and quantity salable in the ordinary course of the Company's business, and all such inventory is valued at lower of cost or market on a basis consistent with prior years; and the values at which inventories are carried in the Financials reflect the normal inventory valuation policy of the Company, consistent with prior years.
6.9   Real Property.  Annexed hereto as Schedule 6.9 hereto   is a true and
complete list and brief description of all real properties leased or owned by the Company, including all significant structures located thereon.
6.9.1 The Company has valid and enforceable leases with respect to the Premises except as enforceability against the other party to any such lease may be limited by general equitable principles or bankruptcy or insolvency laws as the same affect the rights of creditors generally, has in all material effects performed all the obligations required to be performed by it to the date hereof under said leases, and possesses and quietly enjoys possession of said premises under said leases.
6.9.2 Except as set forth on Schedule 6.9.2 hereto, the Company owns all real property identified in the Schedule as being owned by it, free and clear of any mortgage, lien, pledge or encumbrance of any nature whatsoever.
6.9.3 Each of the major improvements located on such real property and the use thereof by the Company conforms in all material respects to applicable zoning, building, environmental, work place and other federal, state and local laws and each of such major improvements is substantially in good condition, ordinary wear and tear accepted and requires no material capital expenditures for the satisfactory continuation of its present uses.
6.10 Insurance. Schedule 6.10 hereto is a list of all insurance policies currently in force with respect to the business of the Company, together with the premiums currently paid or payable thereon. Copies of all such policies shall have been made available to Purchaser for examination.
6.11 Labor Matters. Except as set forth on Schedule 6.11 hereto, the Company does not have any written or oral contract with, or commitment or liabilities to, any labor organization or association of employees, or pending or contemplated negotiation with any such organization or association.
6.12  Employee Benefit Plans, Employment Agreements.
Except as set forth in Schedule 6.12.1 hereto, Seller does not maintain nor sponsor, nor contribute to, any pension, profit-sharing, savings, bonus, incentive or deferred compensation, severance pay, medical, life insurance, welfare or other employee benefit plan. All pension, profit-sharing, savings, bonus, incentive or deferred compensation, severance pay, medical life insurance, welfare or other employee benefit plans within the meaning of
Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended (hereinafter referred to as "ERISA"), in which the employees participate (such plans and related trusts, insurance and annuity contracts, funding media and related agreements and arrangements being hereinafter referred to as the "Benefit Plans") comply with all requirements of the Department of Labor and the Internal Revenue Service, and with all other applicable law, and Seller has not taken or failed to take any action with respect to the Benefit Plan which could reasonably be expected to create any liability on the part of Seller or Purchaser. Each "fiduciary" (within the meaning of Section 3(21)(A) of ERISA) as to each Benefit Plan has complied with all requirements of ERISA and all other applicable laws in respect of each such Benefit Plan. Seller has furnished to Purchaser copies of all Benefit Plans and all financial statements, actuarial reports and annual reports and returns filed with the Internal Revenue Service with respect to such Benefit Plans for a period of three years prior to the date hereof. Such financial statements and annual reports and returns are true and correct in all material respects, and none of the actuarial assumptions underlying such documents has changed since the respective dates thereof.

In addition:
(i) Each Benefit Plan intended to qualify under Section 401(a) of the Code has received a favorable determination letter from the Internal Revenue Service as to its qualification;
(ii) Seller does not maintain, sponsor or contribute to, and has never maintained, sponsored or contributed to a "defined benefit plan" (within the meaning of Section 3(35) of ERISA) or a Multiemployer Plan (within the meaning of Section 3(37) of ERISA);
(iii) No "prohibited transaction" (within the meaning of Section 406 of ERISA or Section 4975(c) of the Code) has occurred with respect to any Benefit Plan;
(iv) No provision of any Benefit Plan or of any agreement, and no act or omission of Seller or the Company in any way limits, impairs, modifies or otherwise affects the right of Seller or Purchaser unilaterally to amend or terminate any Benefit Plan after the closing, subject to the requirements of applicable law;
(v) there are no contributions which are or hereafter will be required to have been made to trusts in connection with any Benefit Plan that would constitute a "defined contribution plan" (within the meaning of Section 3(34) of ERISA);
(vi) Other than claims in the ordinary course for benefits with respect to the Benefit Plans, there are no actions, suits or claims (including claims for income taxes, interest, penalties, fines or excise taxes with respect thereto) pending with respect to any Benefit Plan, or any circumstances which might give rise to any such action, suit or claim (including claims for income taxes, interest, penalties, fines or excise taxes with respect thereto);
(vii) All reports, returns and similar documents with respect to the Benefit Plans required to be filed with any governmental agency have been so filed on or before their due date; and
(viii) Seller has no obligation to provide health or other welfare benefits to former, retired or terminated employees, except as specifically required under
Section 4980B of the Code or Section 601 of ERISA. Seller has complied with the notice and continuation requirements of Section 4980B of the Code or
Section 601 of ERISA and the regulations thereunder.
6.12.2 Except as set forth on Schedule 6.12.2 hereto, the Company has no written or oral employment agreements with any of its employees other than routine month to month arrangements terminable by the Company without penalty.
6.13  Banking Facilities; Powers of Attorney.  Schedule   6.13 hereto sets
forth a complete and accurate list of:
6.13.1 Each bank and safety deposit facility in which the Company has an account or safety deposit box; and
6.13.2 The names of all persons authorized to draw on each such account or to have access to any such safety deposit box facility, together with the description of the authority (and conditions thereof, if any) of each such person with respect thereto; and
6.13.3 The names of all persons holding a Power of Attorney from, on behalf of or relating to the Company, together with a description of the authorities (and conditions thereof, if any) conferred by such Power of Attorney.
6.14  Environmental Matters.
6.14.1 Except as set forth on Schedule 6.14.1 hereto, Seller, the Company and any other person or entity for whose conduct they are or may be responsible, has not generated, manufactured, refined, transported, treated, stored, handled, disposed, transferred, produced, processed or used any Hazardous Materials (as hereinafter defined and as defined to include oils and petroleum products) or any solid waste in or at any of the Facilities (as hereinafter defined) or in connection with any of the Company's operations, or at any other real property currently or previously owned, occupied, leased, operate or subleased by the Company (collectively, for purposes of this Section, the "Facilities"), except in compliance with all applicable Environmental Laws (as hereinafter defined).
6.14.2 There has been no release or threat of release of any Hazardous Materials on, under or from any of the Facilities, except for (i) authorized discharges complying with all applicable Environmental Laws, or (ii) releases or discharges by third-parties not under contract with the Company or third-parties not acting or failing to act at the request or direction of the Company.
6.14.3 No portion of any of the Facilities has been listed, designated or identified in the National Priorities List ("NPL") or the CERCLA Information System ("CERCLIS"), or on any similar list of locations to be investigated or disposal sites published under federal or state law for purposes of requiring investigation, cleanup, or remedial or corrective action under any Environmental Law.
6.14.4 No transportation, disposal or reclamation company used by the Company to transport, dispose of or reclaim Hazardous Materials has been cited by any governmental entity or has been involved in any private litigation as a result of its transportation, disposal or reclamation of any Hazardous Materials.
6.14.5 Except as set forth on Schedule 6.14.5 hereto, no notice of violation, lien, complaint, suit, order or other notice or communication concerning any alleged violation of any Environmental Law with respect to any of the Facilities have been received by the Company, nor has the Company received any document or information request, notice, demand letter, or administrative inquiry from any governmental entity under CERCLA (as hereinafter defined) or any comparable state or local law in connection with any off-site hazardous waste site, nor has the Company been informed that the Company might be a potentially responsible or liable party in connection with any such site.
6.14.6 Except as set forth in Schedule 6.14.6, the Company has all permits, approvals and licenses required under any applicable Environmental Laws to be issued to the Company in connection with its operations at any of the Facilities, and the Company is in full compliance with the terms and conditions of such permits, approvals and licenses and such permits, approvals and licenses are in full force and effect.
6.14.7 For purposes of this Agreement, the following terms shall have the following meanings:
(i) "Environmental Laws" shall mean all Federal, state or local laws, rules, regulations, codes, ordinances, or by-laws, and any judicial or administrative interpretations thereof, including orders, decrees, judgments, ruling, directives or notices of violation, that create duties, obligations or liabilities with respect to: (i) human health; or (ii) environmental pollution, impairment or disruption, including, without limitation, laws governing the existence, use, storage, treatment, discharge, release, containment, transportation, generation, manufacture, refinement, handling, production, disposal, or management of any Hazardous Materials, or otherwise regulating or providing for the protection of the environment, and further including, without limitation, the Comprehensive Environmental Response, Compensation and Liability Act (42 U.S.C. <section>9601 et seq.) ("CERCLA"), the Hazardous Materials Transportation Act (49 U.S.C. <section>1801 et seq.) the Public Health Service Act (42 U.S.C. <section> 300 et seq.), the Pollution Prevention Act (42 U.S.C. <section> 13101 et seq.), the Federal Insecticide, Fungicide and Rodenticide Act (7 U.S.C. <section> 136 et seq.), the Resource Conservation and Recovery Act (42 U.S.C. <section> 6901 et seq.), the Safe Drinking Water Act (21 U.S.C. <section> 349, 42 U.S.C. <section><section>201, 300f), the Toxic Substance Control Act (15 U.S.C. 2601 <section> et seq.), the Clean Water Act (33 U.S.C. <section> 1251 et seq.), the Clean Air Act (42 U.S.C. <section>7401 et seq.), and similar New York State and local statutes, and all regulations adopted pursuant thereto.
(ii) "Hazardous Materials" means (i) any "hazardous material," "hazardous substance," "hazardous waste," "oil," "regulated substance," "toxic substance" or words of similar import as defined under any of the Environmental Laws, (ii) asbestos in any form; (iii) urea formaldehyde foam insulation; (iv) polychlorinated biphenyls; (v) radon gas; (vi) flammable explosives; (vii) radioactive materials; (viii) any chemical, contaminant, solvent, material, pollutant or substance that may be dangerous or detrimental to any of the Facilities, the environment or the health and safety of employees or other occupants of any of the Facilities; and (iv) any substance, the generation, storage, transportation, utilization, disposal, management, release or location of which, on, under or from any of the Facilities is prohibited or otherwise regulated pursuant to any of the Environmental Law.
6.15 Disclosure. No representation or warranty in this agreement, nor any statement, certificate, schedule or exhibit furnished or to be furnished by or on behalf of Seller pursuant to this agreement, nor any document or certificate delivered to Purchaser pursuant to this agreement or in connection with actions contemplated herein, contains or shall contain any untrue statement of a material fact.

SECTION 7.  REPRESENTATIONS AND WARRANTIES OF PURCHASER.
Purchaser hereby represents and warrants as follows:
7.1 Corporate. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, has full power and lawful authority to carry on the business which it is now conducting and which it will conduct after the closing of this Agreement, and to own the assets and properties now owned by it or to be acquired by it pursuant to this Agreement. Purchaser is duly qualified to do business and is good standing in all jurisdictions in which it is required to be so qualified. Purchaser's subsidiaries are listed on Schedule 7.1 hereto.
7.2 Acquisition of Stock. Purchaser is acquiring the Shares for Purchaser's own account in order to acquire the business of the Company.
7.3 Authority Relative to this Agreement. Purchaser has full power to enter into this Agreement and carry out its obligations hereunder. The execution and delivery of this Agreement and the consummation of the transactions contemplated herein have been duly and validly authorized by the Board of Directors of Purchaser. No other acts or proceedings on the part of Purchaser are necessary to authorize this Agreement or the transactions contemplated herein and, when duly executed and delivered, this Agreement will constitute a valid and legally binding obligation of Purchaser. The Purchaser has complied with all disclosure requirements under all federal and state securities laws with respect to the transaction contemplated hereby, it is not required to file with the Securities and Exchange Commission information on form 8-K with respect to this Agreement and the transactions contemplated hereby. Neither the execution and delivery of this Agreement or the consummation of the transactions contemplated herein nor compliance by Purchaser with any of the provisions hereof will violate any provisions of the law or of Purchaser's certificate of incorporation or by-laws or result in the breach or termination of any provision of, or constitute a default under any indenture, agreement or other instrument to which it is a party or by which any of its properties may be bound.
7.4 Litigation. To the knowledge of Purchaser, there is no claim, administrative proceeding, litigation proceeding or governmental investigation pending or, to the knowledge of Purchaser, threatened against or relating to Purchaser or its properties or business which could prevent or interfere with the consummation of the transactions contemplated by this Agreement.
7.5 Disclosure. No representation or warranty in this Agreement, nor any statement, certificate, schedule or exhibit furnished or to be furnished by or on behalf of Purchaser pursuant to this Agreement, nor any document or certificate delivered to Seller pursuant to this Agreement or in connection with actions contemplated herein, contains or shall contain any untrue statement of a material fact.

SECTION 8.  CONDITIONS TO PURCHASER'S OBLIGATIONS.
The obligation of Purchaser to complete the transactions contemplated herein shall be subject to satisfaction of the following conditions on or before the Closing Date, each of which may be waived by Purchaser in a written document signed by Purchaser specifically identifying the condition waived. Seller agrees to use its best efforts to see that all of such conditions are satisfied.
8.1 Representations and Warranties. The representations and warranties of Seller set forth herein shall be accurate in all material respects on the Closing Date, and Seller shall have duly performed all obligations undertaken by or imposed upon it herein.
8.2 Litigation. No action, claim or proceeding shall have been made or instituted, or to the knowledge of Seller, threatened, and no order, decree or judgment of any court, agency, commission or authority shall be subsisting, questioning the validity of this Agreement or seeking to restrain the consummation thereof, which in the opinion of counsel for any of the parties affected will render it impossible or inadvisable to consummate the transaction provided for in this Agreement.
8.3 Monitor's Estoppel Certificate, Certificate of Good Standing Purchaser has received: (a) the duly executed estoppel certificate of Monitor with regard to the matters set forth in paragraph 6.9.1 hereof; and (b) a long form Certificate of Good Standing of the Company issued by the New York Department of State.
8.4 Opinion of Counsel. Purchaser shall have received an opinion of Seller's counsel, dated as of the Closing Date, which may rely upon opinions of special counsel and upon the representations of Seller and shall provide that:
8.4.1 Company is a corporation duly organized and existing and in good standing under the laws of the State of New York and has no subsidiaries;
8.4.2  Counsel knows of no pending litigation to which   Seller or Company is a
party or any threatened litigation against any of them other than as disclosed in this Agreement;
8.4.3 Seller owns and holds all of the issued and outstanding Shares of the Company and has full power and authority to sell, assign, transfer, convey and deliver to Purchaser the Shares, free and clear of any liens, charges, encumbrances, restrictive agreements and assessments and to counsel's knowledge the shares are not subject to any other restriction with respect to transferability and upon the consummation of the transactions contemplated by this Agreement, Purchaser will receive good and absolute title thereto free from all liens, charges, encumbrances, restrictive agreements, equities and claims whatsoever;
8.4.4 This Agreement is a valid and binding obligation of Seller, enforceable in accordance with its terms, except as limited by the laws of general application to the rights and remedies of creditors and as limited by principles of equity.
8.5 Satisfaction of Purchaser's Counsel. All transactions contemplated hereby and the form and substance of all legal proceedings and of all documents used and delivered hereunder, shall be reasonably satisfactory to Samuel I. Hendler, Esq., Purchaser's counsel.
8.6 Transfer Instruments. Seller shall have delivered to Purchaser the certificates evidencing the Shares which are the subject hereof, accompanied by stock powers duly executed for transfer of the Shares to Purchaser, in form and substance satisfactory to Purchaser's counsel, as shall be effective to vest in Purchaser good and marketable title, in the Shares free of all liens and encumbrances.

SECTION 9.  CONDITIONS TO SELLER'S OBLIGATIONS.
The obligations of Seller to complete the transactions contemplated by this Agreement shall be subject to satisfaction of the following conditions on or before the Closing Date each of which may be waived by Seller in a written document signed by Seller specifically identifying the conditions waived. Purchaser agrees to use its best efforts to see that all of such conditions are satisfied.
9.1 Representations and Warranties. The representations and warranties of Purchaser set forth herein shall be accurate in all material respects and on the Closing Date, and Purchaser shall have duly performed all obligations undertaken by it or imposed upon it herein, including without limitation, the consent of the Purchaser to the execution and delivery of the Employment Agreement and the Lease.
9.2 Litigation. No action, claim or proceeding shall have been made or instituted, or to the knowledge of the Purchaser, threatened, and no order, decree or judgment of any court, agency, commission or authority shall be subsisting, questioning the validity of this Agreement or seeking to restrain the consummation thereof, which in the opinion of counsel for any of the parties effected will render it impossible or inadvisable to consummate the transaction provided for in this Agreement.
9.3 Opinion of Counsel. Seller shall have received an opinion of Purchaser's counsel dated as of the Closing Date, which shall provide that:
9.3.1 Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of New York;
9.3.2 All corporate and other proceedings required to be taken by or on the part of Purchaser to authorize Purchaser to carry out this Agreement and to make payment as herein provided have duly and properly been taken;
9.3.3 This Agreement is a valid and binding obligation of Purchaser enforceable in accordance with its terms, except as limited by laws of general application as to the rights and remedies of creditors and as limited by principles of equity; and
9.3.4 Any action required to be taken under state and federal securities laws has been properly taken with respect to the Agreement and the transactions contemplated thereby; and
9.3.5 None of the transactions contemplated herein will to Counsel's knowledge be a violation constituting a default or grounds for revocation under any provision of any contract, agreement, indenture, license or any instrument to which Seller or the Company is a party or by which Purchaser is bound.
9.4 Satisfaction of Seller's Counsel. All transactions contemplated hereby, and the form and substance of all legal proceedings and of all documents used or delivered hereunder, shall be reasonably satisfactory to Messrs. Meyer, Suozzi, English & Klein, P.C., Seller's counsel.

SECTION 10.  FURTHER ASSURANCES.
After the Closing Date, and at any time and from time to time, at the request of Purchaser, Seller will execute and deliver to Purchaser any and all further instruments and assurances and take any and all other actions as may be reasonably requested by Purchaser in order to effectively transfer and convey to Purchaser all rights contemplated to be acquired by it under this Agreement. Without limiting the generality of the foregoing, Seller shall:
10.1 Make available to Purchaser such files, records, historical sales data and other information relating to the conduct of the Company as Purchaser may reasonably request;
10.2 Cooperate with Purchaser at Purchaser's reasonable request in notifying employees, customers and suppliers of the transfer of the Company to Purchaser;
10.3 Refer all inquiries relating to the Company received after the Closing Date to Purchaser; and
10.4 Afford Purchaser reasonable assistance in effecting an orderly transfer of the Company.


SECTION 11.  INDEMNIFICATION.
11.1 Seller's Indemnification of Purchaser. Seller agrees to indemnify and hold Purchaser harmless against any and all loss, damages, costs and expenses (including reasonable counsel fees) incurred in respect of:
11.1.1 The breach of any representation, warranty, or agreement of Seller in this Agreement;
11.1.2 Any and all liabilities and obligations of Seller and the Company, including any and all tax liabilities, arising from any actions of Seller with respect to the operation of the Company prior to the Closing Date with the exception of any tax liabilities accrued and disclosed to Purchaser by Seller to date; and
11.1.3 Any and all liabilities or obligations arising on or after the Closing Date for claims against Seller or the Company based on events occurring on or before the Closing Date regardless of the nature of the claim.
11.2 Purchaser's Indemnification of Seller. Purchaser agrees to indemnify and hold Seller harmless against any and all loss, damage, costs and expenses (including reasonable counsel fees) incurred in respect of:
11.2.1 The breach of any representation, warranty, or agreement of Purchaser in this Agreement;
11.2.2 Any and all liabilities and obligations of the Company which arise subsequent to the Closing Date of the Agreement;
11.2.3 Any and all liabilities or obligations of the Company arising from any actions of Purchaser with respect to the operation of the Company after the Closing Date, including any and all tax liabilities or recapture of taxes resulting from (i) a change effected in the basis of the Company's assets by Purchaser; or (ii) any other actions of the Purchaser;
11.2.4 Any and all liabilities or obligations arising after the Closing Date for claims arising from events occurring after the Closing Date; and
11.2.5 Any and all obligations of the Company set forth in Schedule 11.2.5 herein for which Seller has executed and given personal guarantees.
11.3 Notice. Each party seeking indemnity hereunder shall give the indemnifying party prompt notice of any claim. The indemnifying party may assume the defense of such action or negotiation for settlement of any such claim. If the indemnifying party assumes such defense, the party seeking indemnification shall have the right to participate therein at its own expense.

SECTION 12.  CONDUCT OF BUSINESS PENDING CLOSING.
Pending the Closing Date of the transactions contemplated herein, Seller hereby agrees:
12.1 The business of the Company shall be conducted only in its ordinary course;
12.2 No dividend or other distribution or payment shall be declared or paid with respect to the Company's shares and that the Company shall not redeem, purchase or otherwise acquire such shares;
12.3 No salary or wage increases shall be declared or paid by the Company except in the usual and ordinary course of business, consistent with prior established practice.
12.4 Seller shall not modify, discharge or otherwise alter any of the Company's contracts or commitments except as such occur in the ordinary course of the Company's business;
12.5 The Company shall not enter into any new contracts or commitments, except contracts in the ordinary course of business; and
12.6 Seller or the Company shall make no expenditures for any alterations, additions or improvements to any of the Company's assets or property, whether leased or owned, except with Purchaser's approval.

SECTION 13.  SURVIVAL OF REPRESENTATIONS AND WARRANTIES.
All representations and warranties made herein or pursuant to this Agreement or in any schedule, exhibit or agreement executed in connection herewith shall be deemed material and shall survive the closing hereunder for a period of two (2) years beyond the Closing Date.

SECTION 14.  BROKERS.
No broker has been employed or engaged by any party with respect to this Agreement and the transactions contemplated hereby. Seller will indemnify Purchaser and Purchaser will indemnify Seller with respect to claims for brokerage commissions or fees alleged to be owing, arising from this Agreement.

SECTION 15.  SCHEDULES AND OTHER ITEMS.
All schedules hereto and other items required to be provided hereunder, shall be provided to the other party by the party required to provide same within two
(2) weeks from the date hereof.  the due diligence period provided for in
Section 16.

SECTION 16.  DUE DILIGENCE PERIOD.
Within four (4) weeks from the date hereof (the "Due Diligence Period"), Purchaser shall have the opportunity to examine, review and evaluate the schedules hereto and other items required to be provided to purchaser hereunder. Additionally, during the Due Diligence Period, Purchaser shall have the opportunity to evaluate: the Financials; the Company's customers and the market situation for the Company's products; the Company's equipment and inventory, and the Company's environmental liabilities. Additionally, during said period the parties shall attempt to negotiate the Lease and the Employment Agreement.

SECTION 17.  TERMINATION
17.1 Grounds for Termination. This Agreement may be terminated at any time prior to Closing:
a) By mutual written consent of Purchaser and Seller;
b) By Purchaser or Seller if the Closing shall not have occurred on or before January 31, 1999;
c) By Purchaser if there is a material breach of any representation or warranty set forth in Section 6 of this Agreement or any covenant or agreement to be complied with or performed by Seller pursuant to the terms of this Agreement or the failure of a condition set forth in Section 8 to be satisfied (and such condition is not waived in writing by Purchaser) on or prior to the Closing Date, or the occurrence of any event which results or would result in the failure of a condition set forth in Section 8 to be satisfied on or prior to the Closing Date; provided, however,that Purchaser may not terminate this Agreement prior to the Closing if Sellers have not had adequate opportunity to cure such failure;
d) By Seller if there are any material breaches of representation or warranty set forth in Section 7 of this Agreement or of any covenant or agreement to be complied with or performed by Purchaser pursuant to the terms of this Agreement or the failure of a condition set forth in Section 9 to be satisfied (and such condition is not waived in writing by Seller) on or prior to the Closing Date, or the occurrence of any event which results or would result in the failure of a condition set forth in Section 9 to be satisfied on or prior to the Closing Date; provided, however, that Seller may not terminate this Agreement prior to the Closing if Purchaser has not had an adequate opportunity to cure such failure;
e) By Purchaser if during the Due Diligence Period, Purchaser in its sole discretion determines that the business or affairs of the Company or the market for its products, or the business outlook for the Company or its products, are not up to Purchaser's expectations.
f) By either party if the parties cannot negotiate to the satisfaction of each party the Lease and Employment Agreement prior to the Closing.
17.2 Effect of Termination.  In the event of termination of this Agreement:
a) Each party will redeliver all documents, work papers and other material of the other party relating to the transactions contemplated by this Agreement, whether obtained before or after the execution of this Agreement, to the party furnishing the same;
b) The confidentiality provisions of Section 4.2 and the Confidentiality and Non-Disclosure agreement referred to therein shall continue in full force and effect.
c) Neither party shall have any liability or further obligation to any other party, except as stated in subsections (a), (b), and (d) of this Section, and except for any willful breach of this Agreement occurring prior to the proper termination of this Agreement; and
d) Each party shall pay the fees and expenses of its own advisors including accountants and attorneys, in preparing and negotiating this Agreement.

SECTION 18.  MISCELLANEOUS.
18.1 Notices. Any notice required by this Agreement shall be in writing, and shall be deemed to be duly given when sent by facsimile transmission, delivered by overnight courier or mailed certified mail, return receipt requested, with a copy sent by first class mail, to the addresses set forth above or to such other address as either party shall designate in writing from time to time or to the fax numbers set forth herein, as the case may be. All notices to Seller, Kliegman, Windham or Monitor shall be accompanied by copy to Counsel:

Murray D. Schwartz, Esq.
Meyer, Suozzi, English & Klein, P.C.
1505 Kellum Place
Mineola, New York 11501
Fax #: (516) 741-6706

All notices to Purchaser shall be accompanied by copy to Counsel:
Samuel I. Hendler, Esq.
1983 Marcus Avenue
Suite 121
Lake Success, New York 11042
Fax #: (516) 616-1852

18.2 Captions. The captions and section headings herein are for convenience only, and in no way define, limit or describe the scope or intent thereof, or in any way affect the construction of this Agreement.
18.3 Entire Agreement. This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof and may not be amended nor modified except in writing signed by all the parties hereto.
18.4 Governing Law. This Agreement shall be governed by and interpreted in accordance with the laws of the State of New York.
18.5  Arbitration.      Disputes arising out of this Agreement, or the
relationships of the parties to each other shall be submitted to the American Arbitration Association ("AAA") for determination in Nassau County, New York, in accordance with the rules and regulations of the AAA. If Purchaser and Seller fail to agree on the selection of an arbitrator or arbitrators from the initial list of arbitrators submitted to them by AAA, the AAA shall appoint an arbitrator or arbitrators without the submission of additional lists to Purchaser or Seller. The arbitrator or arbitrators shall resolve all submitted matters, and his [or her] or their determination with respect to such matters shall be conclusive, binding and final upon Purchaser and Seller. Purchaser and Seller shall bear their own costs of arbitration including legal fees. The fees and disbursements of the AAA shall be shared equally by Purchaser and Seller.
18.6 Waiver. The failure of any party to insist upon strict performance of any of the provisions of this Agreement shall not be construed as a waiver of any subsequent default.
18.7 Non-Exclusive Remedies. No remedy conferred by any provision hereof shall be exclusive of any other remedy, and each and every remedy shall be cumulative and in addition to every remedy given hereunder or now or hereafter existing at law or in equity. The election of any one or more remedies by any party shall not constitute a waiver of the right to obtain other available remedies.
18.8 Modification. This Agreement contains the entire agreement of the parties and supersedes any prior or contemporaneous negotiations, understandings or agreements between the parties, written or oral, with respect to the transaction contemplated by this Agreement. This Agreement may not be changed or terminated orally, but may only be changed by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension, discharge or termination is sought.
18.9 No Rule of Construction. All parties and their respective counsel have read, negotiated and participated in the drafting of the language and terms used in this Agreement. Accordingly, no rule of construction shall apply to this Agreement which construes any language, whether ambiguous, unclear or otherwise, in favor of, or against any party by reason of that party's role in drafting this Agreement.
18.10 Severability. A determination by the arbitrators that a provision or part of any provision of this Agreement is invalid or unenforceable shall not affect the remaining parts or provisions of this Agreement that shall continue in full force and effect.
18.11 Benefit and Burden. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, but may not be assigned by either party without the express written consent of the other, which consent shall not be unreasonably withheld or delayed.
18.12 Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed an original, but all of which together will constitute one and the same instrument.

IN WITNESS WHEREOF, the parties hereto have caused the execution of this Agreement as of the date and year first above written.

SELLER: WINDHAM FAMILY LIMITED PARTNERSHIP

By:__________________________________________
           Peter H. Kleigman, General Partner
By:
                            Peter H. Kliegman
CDC PRODUCTS CORP.

By:
PURCHASER:

ACETO CORPORATION
By:____________________________________________




Exhibit 24

                         INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Aceto Corporation:



We consent to incorporation by reference in the registration statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 18, 1999, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 1999, and the related financial statement schedule, which report appears in the June 30, 1999 annual report on Form 10-K of Aceto Corporation.



                                                      /s/KPMG LLP



Melville, New York
September 28, 1999



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


Date:   September 23, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                   DATE

/S/LEONARD S. SCHWARTZ    Chairman, President and     9-23-99
Leonard S. Schwartz       Chief Executive Officer

/S/DONALD HOROWITZ        Secretary/Treasurer,        9-23-99
Donald Horowitz           Chief Financial Officer

/S/ANTHONY BALDI          Director                    9-23-99
Anthony Baldi

/S/RICHARD AMITRANO       Director                    9-23-99
Richard Amitrano

/S/SAMUEL I. HENDLER      Director                    9-23-99
Samuel I. Hendler

                      ACETO CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements


Independent Auditors' Report

Consolidated financial statements:
      Consolidated balance sheets as of June 30, 1999 and 1998 Consolidated statements of income for the years ended June 30,
        1999, 1998 and 1997
      Consolidated statements of cash flows for the years ended June
        30, 1999, 1998 and 1997
      Consolidated statements of shareholders' equity for the years ended June 30, 1999, 1998 and 1997
      Notes to consolidated financial statements

Schedules:
      II - Valuation and qualifying accounts

      All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 1999 in conformity with generally accepted accounting principles.




Melville, New York                              /s/KPMG LLP
August 18, 1999

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 1999 AND 1998


                                                 1999                  1998
                                                      (In thousands)

ASSETS
Current assets:
      Cash and cash equivalents                 $ 3,991               $ 9,178
      Short-term investments                      7,427                11,862
      Receivables:
            Trade, less allowance for
             doubtful accounts:
              1999, $219; 1998, $219             26,073                23,986
            Other                                _  942                 1,502
                                                 27,015                25,488

      Inventory                                  29,644                26,783
      Prepaid expenses                              240                   233
      Deferred income tax benefit, net            1,188                   754
      Property held for sale                        456                   493
            Total current assets                 69,961                74,791

Long-term investments                            11,852                 8,025
Long-term notes receivable                          976                   902

Property and equipment:
      Machinery and equipment                       639                     -
      Leasehold improvements                        191                     -
      Computers                                   1,085                   812
      Furniture and fixtures                        733                   599
      Automobiles                                   135                   158
                                                  2,783                 1,569
Less accumulated depreciation                     2,238                 1,189
                                                    545                   380

Goodwill, less accumulated amortization           2,514                     -
  (1999, $76, 1998, $0)
Other assets                                        311                   281

Total Assets                                    $86,159               $84,379

See accompanying notes to consolidated financial statements.

                                                  1999            1998
                                           (In thousands except par value)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Drafts and acceptances payable         $     750        $    549
      Current installments
        on long-term liabilities                   125             250
      Accounts payable                           2,972           2,195
      Accrued merchandise purchases              9,447          10,905
      Accrued compensation                       2,569           2,549
      Accrued environmental remediation          1,323           1,378
      Accrued income taxes                         956             716
      Other accrued expenses                     2,360           1,826
         Total current liabilities              20,502          20,368

Long-term liability, excluding
      current installments                         925               -

Redeemable preferred stock,
  $2.50 par value per share;
    Authorized 2,000 shares;
    issued and outstanding:
       300 shares                                  750             750

Shareholders' equity:
  Common stock, $.01 par value per share;
    Authorized:  1999, 20,000 shares; 1998,
     10,000 shares; issued: 1999, 9,001
      shares; 1998, 9,001 shares                    90              90
    Capital in excess of par value              57,637          57,531
    Retained earnings                           31,224          26,888
                                                88,951          84,509
    Less:
      Cost of common shares held in treasury;
       1999, 2,585 shares; 1998, 2,302 shares   24,969          21,248

       Total shareholders' equity               63,982          63,261

Commitments and contingencies

Total Liabilities and Shareholders' Equity    $ 86,159        $ 84,379

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 1999, 1998 AND 1997


                                               1999         1998       1997
                                        (In thousands except per share amounts)

Net sales                                   $169,189   $182,954   $169,387
Cost of sales                                146,450    160,645    148,053
      Gross profit                            22,739     22,309     21,334
Selling, general and
  administrative expenses                     15,328     12,816     12,719(1)
Provision for environmental remediation            -          -        800(2)
      Operating profit                         7,411      9,493      7,815

Other income (expense):
      Interest expense                           (18)       (59)      (110)
      Interest and other income                2,357      2,309      2,496
                                               2,339      2,250      2,386
      Income before income taxes               9,750     11,743     10,201

Income taxes:
      Federal:
            Current                            3,634      3,299     3,571
            Deferred                            (369)       424      (121)
      State and local:
            Current                              459        388       544
            Deferred                             (65)        75       (21)
                                               3,659      4,186     3,973

NET INCOME                                    $6,091     $7,557    $6,228(1)(2)

Net income per common share:
      Basic                                   $ 0.92    $  1.11    $ 0.83(1)(2)
      Diluted                                   0.90       1.08      0.82(1)(2)

Weighted average shares outstanding:
      Basic                                    6,543      6,732     7,458
      Diluted                                  6,788      6,983     7,625

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

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                 1999       1998       1997
                                                       (In thousands)
Operating activities:
  Net income                                    $6,091    $7,557      $6,228
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                355       192         179
      Gain on sale of assets                      (178)        -        (198)
      Provision for doubtful accounts              213        27          80

      Changes in assets and liabilities,
       net of effect of the purchase of CDC
       Products Corp.:
        Investments - trading securities          (258)     (774)       (437)
        Deferred tax benefit                      (434)      499        (142)
        Trade accounts receivable               (1,877)      614          32
        Other receivables                          568      (139)       (773)
        Inventory                               (2,481)    4,427      (1,054)
        Prepaid expenses                            56         7        (136)
        Other assets                                12        30        (120)
        Drafts & acceptances payable               201      (194)       (259)
        Accounts payable                           501    (1,744)        892
        Accrued merchandise purchases           (1,458)     (815)        518
        Accrued compensation                        20      (906)        125
        Accrued environmental remediation          (55)       (9)        597
        Accrued income taxes                       296       (70)        282
        Other accrued expenses                     205      (107)        (26)
Net cash provided by operating activities        1,777     8,595       5,788

Investing activities:
  Purchases of investments-held-to-maturity    (10,703)   (4,732)     (6,186)
  Proceeds from investments-held-to-maturity    11,568     6,844       8,728
  Issuance of notes receivable                    (159)        -        (192)
  Payments received on notes receivable             85        46          34
  Purchases of property and equipment             (138)     (253)       (155)
  Proceeds from sale of property                   183         -         259
  Payments for purchase of CDC Products Corp.   (2,111)        -           -

Net cash provided by (used in)
   investing activities                         (1,275)    1,905       2,488

Financing activities:
  Payments of debt                                (250)     (500)       (500)
  Proceeds from exercise of stock options          137       433         138
  Payments for purchases of treasury stock (4,252) (3,649) (7,357) Proceeds from issuance of treasury stock
    to employees                                   431        -           -
  Payments of cash dividends                    (1,755)   (1,748)     (1,795)
Net cash used in financing activities           (5,689)   (5,464)     (9,514)
Net increase (decrease) in cash and
      cash equivalents                          (5,187)    5,036      (1,238)
Cash and cash equivalents at beginning of year   9,178     4,142       5,380

Cash and cash equivalents at end of year        $3,991    $9,178      $4,142

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNADJUSTED FOR STOCK SPLIT PAID IN APRIL 1998)

                                     Capital in              Common
                         Common      Excess of   Retained    Stock Held in
                       STOCK ISSUED  PAR VALUE   EARNINGS    TREASURY      TOTAL
BALANCE AT JUNE 30, 1996  $ 60        $57,387     $16,646    $(10,932) $63,161
Net income                   -              -       6,228           -    6,228

Cash dividends:
 Common stock
  ($0.36 per share)          -              -     (1,725)           -   (1,725)
 Preferred stock             -              -        (70)           -      (70)
Exercise of stock options
      (19 shares)            -            (46)         -          203      157
Federal income tax benefit
from 1980 stock option plan  -             40          -            -       40

Purchase of treasury stock
      (552 SHARES)           -              -          -      (7,357)   (7,357)
BALANCE AT JUNE 30, 1997    60         57,381      21,079    (18,086)   60,434
Net income                   -              -       7,557          -     7,557
Stock split - 3 for 2       30            (30)          -          -         -

Cash dividends:
 Common stock ($0.31
  per share)                 -              -     (1,678)          -    (1,678)
 Preferred stock             -              -        (70)          -       (70)

Exercise of stock options
      (47 shares)            -             24          -         487       511

Federal income tax benefit
from 1980 stock option plan  -            156          -           -       156

Purchase of treasury stock
      (250,000 SHARES)       -              -          -      (3,649)   (3,649)
BALANCE AT JUNE 30, 1998    90         57,531      26,888    (21,248)   63,261
Net income                   -              -       6,091          -     6,091

Stock distribution to
  employees (33 shares)      -            117           -        312       429

Cash dividends:
  Common stock ($0.26
    per share)               -              -      (1,685)         -    (1,685)
  Preferred stock            -              -         (70)         -       (70)
Exercise of stock options
      (23 shares)            -            (60)          -        219       159
Federal income tax benefit
from 1980 stock option plan  -             49           -          -        49
Purchase of treasury stock
      (339 SHARES)           -              -           -     (4,252)   (4,252)
BALANCE AT JUNE 30, 1999  $ 90        $57,637     $31,224   $(24,969)  $63,982

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 1999, 1998 AND 1997

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries (the Company) is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United States; to a minor extent, some chemicals are sold abroad.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

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

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 1999 and $1,000 at June 30, 1998.

INVESTMENTS
The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. There were no securities classified as available-for-sale as of June 30, 1999 and 1998. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date.

INVENTORY
Inventory consists primarily of finished goods and is stated at the lower of cost (principally on a specific identification basis) or market (net realizable value).

ENVIRONMENTAL REMEDIATION
The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change.

STOCK OPTIONS
Prior to July 1, 1996 the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense recorded on the date of vesting only if and to the extent that the market price of the underlying stock at date of grant exceeded the exercise price. On July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

COMMON STOCK
On December 10, 1998, the shareholders approved a proposal to amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 10,000 to 20,000.

On March 18, 1998, the Board of Directors authorized a three-for-two stock split effected in the form of a stock dividend, which was payable April 13, 1998, to shareholders of record on March 30, 1998. In accounting for the stock split, an amount equal to the par value of the common shares issued was transferred from capital in excess of par value to common stock. This transfer was reflected on the consolidated balance sheet as of June 30, 1998. Par value remained unchanged at $.01 per share. Unless otherwise noted, references to shares, share prices and per share amounts have been adjusted retroactively to reflect the stock split.

NET INCOME PER COMMON SHARE
Effective December 31, 1997, the Company adopted SFAS 128, "Earnings Per Share". In accordance with the requirements of SFAS 128, net income per common share amounts (basic EPS) were computed by dividing net income after deducting preferred stock dividends on the Company's $2.50 cumulative redeemable preferred stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts, assuming dilution (diluted EPS), were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock. Income per share amounts for all periods presented have been restated to conform with the provisions of SFAS 128.

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

PROPERTY HELD FOR SALE
Property held for sale, which includes land and buildings, is stated at cost. Impairment, if any, is recognized if the estimated fair value less costs to sell is lower than the carrying value.

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using sum-of-the-years and declining balance methods. The estimated useful lives range from three to ten years.

GOODWILL
Goodwill is amortized on a straight-line basis over a twenty-year period. The recoverability of goodwill is assessed by determining whether the amortization over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the excess cost over fair value of assets acquired will be impacted if estimated future operating cash flows are not achieved.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

DERIVATIVE FINANCIAL INSTRUMENTS
The Company purchases inventory in several foreign currencies and, as a result, is subject to foreign currency fluctuations. To minimize the effects, the Company enters into future foreign exchange contracts. The Company, as a policy, does not enter into these contracts for trading purposes. The contracts are entered into as hedges of inventory purchase commitments. Gains and losses on future foreign exchange contracts are reported as a component of the underlying transaction.

In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material.

COMPREHENSIVE INCOME
The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", effective July 1, 1998. This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

(3) BUSINESS ACQUISITION
On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. (CDC) for a purchase price of $3,161. Of the purchase price, $2,111 was paid at closing and the balance of $1,050 is scheduled to be paid in equal installments of $125 in January 2000, 2001 and 2002 and $225 in August 2000, 2001 and 2002. The payments to be made in August 2000, 2001 and 2002 are subject to downward adjustment in the event certain earnings, as defined in the purchase agreement, are not achieved. In the event the August payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,590 and is being treated as goodwill. Amortization of goodwill amounted to $76 for the year ended June 30, 1999. The assets acquired consisted primarily of inventory, accounts receivable and fixed assets. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations were not provided as their effect on the consolidated results of operations were not material.

In connection with the acquisition the Company entered into a non-competition agreement, which value was estimated to be $75. The non-competition agreement is being amortized on a straight-line basis over three years.

(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                                JUNE 30, 1999            JUNE 30, 1998
                                            Cost                    Cost
                              FAIR VALUE   BASIS      FAIR VALUE   BASIS
U.S. Treasury securities        $2,731    $2,705        $2,874    $2,800
Corporate securities             1,602     1,153         1,201       817

The change in the net unrealized holding gains (losses) on trading securities was $17, $103 and $(31) for the years ended June 30, 1999, 1998 and 1997, respectively.

A summary of held-to-maturity securities as of June 30, 1999 and 1998 follows:
                                             JUNE 30, 1999
                                            Gross       Gross
                              Amortized     Unrealized  Unrealized  Fair
                              COST OR COST  GAINS       LOSSES      VALUE

Held-to-maturity securities:
  Short-term investments:
       Corporate securities        $2,014     $  5      $ -      $2,019
       U.S. treasury securities       999        2        -       1,001
       Municipal obligations           81        -        -          81
  Long-term investments:
       Corporate securities        10,630        -        71     10,559
       U.S. treasury securities     1,000        6         -      1,006
       Municipal obligations          222        -         2        220

                                             JUNE 30, 1998
                                           Gross        Gross
                              Amortized    Unrealized  Unrealized  Fair
                              COST OR COST  GAINS       LOSSES    VALUE

Held-to-maturity securities:
  Short-term investments:
       Corporate securities        $7,280     $ 18      $ -      $7,298
       Municipal obligations          507        -        4         503
  Long-term investments:
       Corporate securities         6,029       41        -       6,070
       U.S. treasury securities     1,996       18        -       2,014

The contractual maturities on the long-term investments range between one and three years.

(5) NOTES RECEIVABLE
The Company currently holds five notes receivable with outstanding balances aggregating $1,062 and $948 at June 30, 1999 and 1998, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from seven to twenty-five years and pay interest at either a fixed or variable rate. The fixed rates on three notes are 8.00%, 9.25% and 9.50%. The variable rates on the other two notes, which are based on either 1% or 2.5% over prime, were 9.00% and 10.50% at June 30, 1999 and 9.50% and 11.00% at June 30, 1998. Included in current asssets are notes receivable due within one year totaling $86 and $46 at June 30, 1999 and 1998, respectively.

(6) ENVIRONMENTAL REMEDIATION
During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability was established in fiscal 1993 for $1,500.

During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800. The remaining liability was $1,300 and $1,400 at June 30, 1999 and 1998, respectively. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future earnings could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

(7) FINANCING ARRANGEMENTS
At June 30, 1999 and 1998 the Company had available two lines of credit with financial institutions totaling $15,000. The Company maintains compensating balances under informal arrangements. There were no short-term loans outstanding under the lines of credit at any time during the three year period ended June 30, 1999. The lines of credit can be withdrawn by the financial institutions at any time.

(8) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                           1999        1998        1997
Net income                             $  6,091     $ 7,557     $ 6,228
Preferred stock dividends                   (70)        (70)        (70)
Net income available for common
  shareholders                            6,021       7,487       6,158

Weighted average common shares            6,543       6,732       7,458
Effect of dilutive securities:
  Stock options                             106         112          28
  Convertible preferred stock               139         139         139
Weighted average common and
  potential common shares
  outstanding                             6,788       6,983       7,625

Basic income per share                  $  0.92      $ 1.11      $ 0.83
Diluted income per share                   0.90        1.08        0.82

Employee stock options of 232, 280 and 280 for the second, third and fourth quarters, respectively, of fiscal 1999 were not included in the net income per share calculation because their effect would have been anti-dilutive. For fiscal years 1998 and 1997, all employee stock options were included.

(9) REDEEMABLE PREFERRED STOCK
The Company has 2,000 authorized shares of redeemable preferred stock with a par value of $2.50 per share. The stock is redeemable at the option of either the holder or issuer at par. All of the outstanding preferred stock is held by the Aceto Corporation Profit Sharing Plan. Redeemable preferred stock outstanding at both June 30, 1999 and 1998 consisted of the following:

                  SHARES   PAR VALUE

Third series        100      $250
Fourth series        40       100
Fifth series         40       100
Sixth series         40       100
Seventh series       40       100
Eighth series        40       100
                    300      $750

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

(10) STOCK BASED COMPENSATION PLANS
In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors may grant up to 500 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the fair market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs. At June 30, 1999, under the 1998 Plan, 267 shares of common stock were available for grant as either options or restricted stock. Under the terms of the Company's 1980 Stock Option Plan (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years and expire no later than five or ten years from the date they are fully vested. At June 30, 1999 and 1998, under the 1980 Plan, options to purchase 312 shares of common stock were available for grant. The Board does not intend to issue additional options from this Plan.

The following tabulations summarize the shares of common stock under option for both plans at June 30, 1999, 1998 and 1997, and the activity with respect to options for the respective years then ended.


                              Shares       Weighted Average
                              subject to    exercise price
                              OPTION          PER SHARE

Balance at June 30, 1996         343           $ 7.08
Granted                          225             8.93
Exercised                        (29)            4.86
FORFEITED                        (12)            7.99
Balance at June 30, 1997         527           $ 7.96
Granted                           81            10.00
Exercised                        (66)            6.54
FORFEITED                          -                -
Balance at June 30, 1998         542           $ 8.44
Granted                          211            12.50
Exercised                        (23)            5.84
FORFEITED                        (12)           12.52
Balance at June 30, 1999         718           $ 9.65

Options exercisable at June 30, 1999, 1998 and 1997 were 283, 245 and 228, respectively. At June 30, 1999, outstanding options had expiration dates ranging from December 31, 1999 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $108, $121 and $121 in fiscal 1999, 1998 and 1997, respectively. Under the 1998 Plan, compensation is recorded for the value of restricted stock granted. During 1999 $432 was charged to operations for grants of restricted stock.

The per share weighted average fair value of stock options granted during 1999, 1998 and 1997 was $3.10, $6.07 and $2.81, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Risk-free
      Date of     Expected         Expected     interest    Dividend
       GRANT      VOLATILITY(%)    LIFE(YEARS)   RATE(%)     YIELD(%)

1999
      12/10/99          20           7.5           4.53      2.08

1998
      1/26/98           20           5.0           6.22      1.90
      1/26/98           20          16.5           6.25      1.90

1997
      1/24/97           20           5.0           6.19      2.62
      6/05/97           20          13.4           6.52      2.67

The Company applies APB 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                          1999            1998         1997
Net income:
      As reported        $6,091          $7,557       $6,228
      Pro forma           5,808           7,281        5,983
Income per share-basic:
      As reported        $ 0.92           $1.11       $ 0.83
      Pro forma            0.88            1.07         0.79
Income per share-diluted:
      As reported        $ 0.90          $ 1.08       $ 0.82
      Pro forma            0.86            1.04         0.79

Pro forma net income reflects only options granted beginning in fiscal 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation costs are reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

Summarized information about stock options outstanding and exercisable at June 30, 1999 was as follows:

                  Outstanding                    Exercisable
      Exercise    Number of   Average   Average   Number of   Average
      PRICE RANGE  SHARES     LIFE(1)   PRICE(2)    SHARES    PRICE(2)

        $ 4- 8      203         3.2     $ 7.50       163       $7.43
          8-12      295        11.3       8.98       100        8.94
         12-14      220         8.9      12.54        20       12.92

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

(11) INTEREST AND OTHER INCOME
Interest and other income earned during the fiscal years ended June 30, 1999, 1998 and 1997 were comprised of the following:

                                    1999         1998           1997

Dividends                         $  142       $  140         $   19
Interest                           1,375        1,314          1,595
Net gain on investments               62          114            105
Net gain on sale of assets            16            -            198
Royalty income                       539          427            248
Miscellaneous                        223          314            331
                                  $2,357       $2,309         $2,496

(12) INCOME TAXES
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 1999 and 1998 are presented below:
                                           1999         1998
Deferred tax assets:
      Accrued environmental remediation
       liabilities not currently
       deductible                         $ 529       $  551
      Accrued retirement plan               361           -
      Accrued compensation                  197          314
      Additional costs inventoried for
       tax purposes pursuant to the
       Tax Reform Act of 1986               188          125
      Allowance for doubtful accounts
       receivable                            88           88
      Differences in depreciation of
       property and equipment                14           31
Total gross deferred tax assets           1,377        1,109

Deferred tax liabilities:
      Accounts receivable 475 election        -          172
      Other                                 189          183
  Total gross deferred tax liabilities:     189          355

Net deferred tax assets                  $1,188       $  754

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $3,400. Taxable income for the years ended June 30, 1999 and 1998 was approximately $9,600 and $10,900, respectively.

Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 1999, 1998 and 1997 follows:

                               1999        1998       1997

Federal statutory tax rate     34.0%       34.0%      34.0%
State and local taxes, net
   of Federal income tax
   benefit                      2.7         3.0        3.4
Other                           0.8        (1.4)       1.5
Effective tax rate             37.5%       35.6%      38.9%


(13) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the years ended June 30, 1999, 1998 and 1997 was as follows:

                              1999      1998        1997

Interest                    $   18    $   59      $  110
Income taxes                 3,841     3,759       5,024

In connection with the acquisition of CDC, the Company recorded $1,050 of amounts due the previous owner as a liability.

In January 1997, the Company received a note in the amount of $206, and in July 1998, the Company received a note in the amount of $170 in connection with the sale of buildings and land.

(14) RETIREMENT PLANS
The Company has retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of compensation paid. The Company's provisions for contributions amounted to $725, $607 and $607 in fiscal 1999, 1998 and 1997, respectively.

(15) SEGMENT INFORMATION
The Company has five reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, and (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies. The Company does not allocate assets by segment as they are not provided to the chief operating decision maker. The Company also does not have any significant assets outside the United States. The Company evaluates performance of the segments based on gross profit. Sales to customers located in foreign countries, primarily Canada, Mexico, Brazil, Argentina, United Kingdom and Germany, totaled $18,700, $23,400 and $20,000 for the years ended June 30, 1999, 1998 and 1997, respectively. One customer of the Pharmaceutical Intermediates and Custom Manufacturing Segment accounted for 16% and 15% of net sales in fiscal 1999 and 1998, respectively. No customer accounted for as much as 10% of net sales in fiscal 1997. Summarized financial information for each of the segments for years ended 1999, 1998 and 1997 follows:

                  Indust-   Organic      Pharma-
                  trial     Inter-       ceutical    Pharma-
         Agro-    Chem-     mediates     Bio-        ceutical
        Chemicals icals   & Colorants    chemicals &  Inter-
                                         Nutritionals mediates
                                                      & Custom
                                                      Mfging.  Other  Totals

1999
Net
 sales  $10,377   44,722     38,946      28,272     44,255    2,617    $169,189
Gross
 Profit $ 3,740    7,703      5,397       4,769      3,331    1,354    $ 26,294
Unallocated
cost of sales(1)                                                          3,555
Net gross
 profit                                                                $ 22,739

1998
Net
 sales  $14,588   44,940     53,002      31,724     38,342      358    $182,954
Gross
 Profit $ 3,746    8,023      6,813       4,970      2,961       21    $ 26,534

Unallocated
cost of sales(1)                                                          4,225
Net gross
 profit                                                                $ 22,309

1997
Net
 sales  $17,239   44,762    48,690       36,619     21,744      333    $169,387
Gross
 Profit $ 3,330    7,087     6,304        5,358      2,497      267    $ 24,843

Unallocated
cost of sales(1)                                                          3,509
Net gross
 profit                                                                $ 21,334


(1) Represents freight and storage costs that are not allocated to a segment.

(16) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 1999 and 1998 the Company had future foreign exchange contracts in the amount of $6,100 and $10,800, respectively. The contracts have varying maturities extending to February 2000. At June 30, 1999 and 1998 the Company had not hedged open purchase commitments of approximately $600 and $1,300, respectively. For fiscal 1999, 1998 and 1997, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

The Company is exposed to credit losses in the event of non-performance by the financial institutions, who are the counter parties, on its future foreign currency contracts. The Company anticipates, however, that the financial institutions will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institution.

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $5,700 and $5,000, as of June 30, 1999 and 1998, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was not material. The difference between the fair value of long-term financial instruments and their carrying value at both June 30, 1999 and 1998 was not material. The fair value of the Company's long-term debt and notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located primarily in the United States. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers, however it maintains credit insurance covering certain non-United States receivables. At June 30, 1999, three customers accounted for 18% and, at June 30, 1998, four customers accounted for 33% of net accounts receivable.

One of the Company's products accounted for 15% of revenues in fiscal 1999 and 1998; no product accounted for as much as 10% of revenues in fiscal 1997. One of the Company's suppliers accounted for 29%, 25% and 22% of total purchases in fiscal 1999, 1998 and 1997, respectively.

(17) COMMITMENTS AND CONTINGENCIES
A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups. The Company estimates the cost of test data at the time it is first required, which estimates are amortized over a period of up to five years, updated annually, and are included in cost of sales.

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

The Company currently leases an office facility under an operating lease expiring April 2001. In addition, a subsidiary leases a manufacturing facility. The lease has a remaining life of one year. At June 30, 1999, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

         Fiscal year
           ending
          JUNE 30                AMOUNT

            2000                 $  727
            2001                    422
            2002                     -
            2003                     -
            2004                     -
                                 $1,149

Total rental expense amounted to approximately $638, $530 and $490 for fiscal 1999, 1998 and 1997, respectively.

                                               Schedule II


                      ACETO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended June 30, 1999, 1998 and 1997




                          Balance at   Charged to                 Balance
                          beginning    costs and     Deduc-       at end
       DESCRIPTION         OF YEAR     EXPENSES      TIONS        OF YEAR



Year ended June 30, 1999:
  Allowance for doubtful
     accounts             $ 219,366     212,808     212,808(a)   $ 219,366

Year ended June 30, 1998:
  Allowance for doubtful
      accounts            $ 219,366      26,857      26,857(a)   $ 219,366

Year ended June 30, 1997:
  Allowance for doubtful
      accounts            $ 207,366      80,379      68,379(a)   $ 219,366



(a)  Specific accounts written off as uncollectible.