Form 10-Q
period 1999-09-30
ACETO CORP
filed 1999-11-15
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 1999 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,185,658


                        PART I.  FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                  (Unaudited)
                                                   Sept. 30,      June 30,
                                                     1999           1999

ASSETS

Current assets:
 Cash and cash equivalents                        $   4,057      $  3,991
 Short-term investments                              10,811         7,427
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept. $256, June $219)                           23,726        26,073
   Other                                              1,820           942
                                                     25,546        27,015


 Inventory                                           27,870        29,644
 Prepaid expenses                                       271           240
 Deferred income tax benefit                          1,276         1,188
 Property held for sale                                 456           456
     Total current assets                            70,287        69,961

Long-term investments                                 8,232        11,852
Long-term notes receivable                              961           976
Property and equipment:
  Machinery and equipment                               653           639
  Leasehold improvements                                191           191
  Computers                                           1,097         1,085
  Furniture and fixtures                                734           733
  Automobiles                                           140           135
                                                      2,815         2,783
  Less accumulated depreciation                       2,285         2,238
                                                        530           545
Goodwill, less accumulated amortization:
 (Sept. $108, June $76)                               2,529         2,514
Other assets                                            297           311

Total assets                                       $ 82,836      $ 86,159

See accompanying notes to consolidated financial statements.


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)


                                                (Unaudited)
                                                 Sept. 30,         June 30,
                                                    1999              1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $   709         $    750
  Current installments on long-term liability        350              125
  Accounts payable                                 2,532            2,972
  Accrued merchandise purchases                    7,032            9,447
  Accrued compensation                             2,859            2,569
  Accrued environmental remediation                1,314            1,323
  Accrued income taxes                             1,601              956
  Other accrued expenses                           2,414            2,360
          Total current liabilities               18,811           20,502

Long-term liability, excluding
    current installments                             700              925

Redeemable preferred stock
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:
      300 shares                                     750              750

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares;
     Issued 9,001 shares;                             90               90
     Outstanding: Sept. 6,186 shares;
     June 6,416 shares
  Capital in excess of par value                  57,622           57,637
  Retained earnings                               32,439           31,224

                                                  90,151           88,951
   Less:
     Cost of common stock held in treasury;
     Sept. 2,815 shares; June 2,585 shares        27,576           24,969

          Total shareholders' equity              62,575           63,982

Commitments and contingencies

Total liabilities and shareholders' equity      $ 82,836         $ 86,159

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)


                                                      (Unaudited)
                                                  Three Months Ended
                                                       SEPT. 30,

                                              1999                1998

Net sales                                  $ 37,818             $36,365
Cost of sales                                32,263              32,013
      Gross profit                            5,555               4,352

Selling, general and administrative
     expenses                                 3,834               3,281

     Operating profit                         1,721               1,071

Other income (expense):
   Interest expense                             (12)                 (7)
   Interest and other income                    275                 654

                                                263                 647

Income before income taxes                    1,984               1,718

Provision for income taxes                      770                 700

Net income                                 $  1,214            $  1,018

Net income per common share:

      Basic                                $   0.19            $   0.15

      Diluted                                  0.19                0.15

Weighted average shares outstanding:

      Basic                                   6,306               6,690

      Diluted                                 6,533               6,959


See accompanying notes to consolidated financial statements.



                      ACETO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                             (Unaudited)
                                                         Three Months Ended
                                                             September 30,
                                                         1999          1998
Operating activities:
  Net income                                          $ 1,214       $ 1,018
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        108            54
     Gain on sale of assets                               (10)         (163)
     Provision for doubtful accounts                       19             8
     Deferred tax provision                               (88)            -
     Changes in assets and liabilities:
       Investments - trading securities                   220          (164)
       Trade accounts receivable                        2,310         1,566
       Other receivables                                 (878)          217
       Inventory                                        1,774         1,298
       Prepaid expenses                                   (31)          (26)
       Other assets                                        14             7
       Drafts and acceptances payable                     (41)         (221)
       Accounts payable                                  (440)          399
       Accrued merchandise purchases                   (2,415)       (2,724)
       Accrued compensation                               260          (319)
       Accrued environmental remediation                   (9)           (7)
       Accrued income taxes                               659           178
       Other accrued expenses                              55           556
Net cash provided by operating activities               2,721         1,677

Investing activities:
  Purchases of investments - held-to-maturity              -         (8,534)
  Proceeds from investments - held-to-maturity             17         4,098
  Issuance of notes receivable                             -           (146)
  Payments received on notes receivable                    15             -
  Purchases of property and equipment                     (61)          (43)
  Proceeds from sale of property                           10           183
Net cash used in investing activities                     (19)       (4,442)

Financing activities:
  Proceeds from exercise of stock options                  30             -
  Payments for purchases of treasury stock             (2,719)         (245)
  Proceeds from issuance of treasury stock
    to employees                                           53           273
Net cash provided by (used in) financing
  activities                                           (2,636)           28

Net increase (decrease) in cash and cash equivalents       66        (2,737)
Cash and cash equivalents at beginning of period        3,991         9,178
Cash and cash equivalents at end of period            $ 4,057       $ 6,441

See accompanying notes to consolidated financial statements.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (Dollars in thousands except per share amounts)
                                   Unaudited

Note 1:  Basis of Presentation
The consolidated financial statements of Aceto Corporation and subsidiaries included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 1999.

Note 2:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the three months ended September 30, 1999 and 1998 was as follows:

                                 1999       1998

          Interest             $    0     $    8
          Income taxes            198        522

In July 1998, the Company received a note in the amount of $170 in connection with the sale of a building and land.

Note 3:  Segment Information
The Company has five reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, and (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies. The Company evaluates performance of the segments based on gross profit.
Summarized financial information for each of the segments for the three months ended September 30, 1999 and 1998 follows:

                                       Pharma-       Pharma-
                             Organic   ceutical      ceutical
                 Indust-     Inter-    Bio-          Inter-
     Agro-       rial        Mediates  chemicals &   mediates          Consoli-
     chemicals   Chemicals   & Color-  Nutri-        & Custom          dated
                             ants      tionals       Mfging.  Other    Totals

1999
Net
 sales $1,412    12,386     11,682     8,453       2,788      1,097    $ 37,818
Gross
 profit   479     2,029      1,726     1,623         338        312    $  6,507
Unallocated
cost of sales(1)                                                            952
Net gross profit                                                       $  5,555

1998
Net
 sales $  690    11,397      9,311     6,752       8,111       104     $ 36,365
Gross
 profit   246     1,883      1,325     1,106         626        23     $  5,209
Unallocated
cost of sales(1)                                                            857
Net gross profit                                                       $  4,352


(1) Represents freight and storage costs that are not allocated to a segment.


Note 4:  Interest and Other Income

Interest and other income earned during the three months ended September 30, 1999 and 1998 was comprised of the following:

                                       Three Months
                                          Ended
                                      September 30,
                                    1999         1998

Dividends                         $   17       $    7
Interest                             295          391
Net gain (loss) on investments       (73)          47
Net gain on sale of assets            10            -
Royalty income                        13          150
Miscellaneous                         13           59
                                  $  275       $  654

Note 5:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                             Three Months
                                                Ended
                                             September 30,
                                           1999        1998

Net income available for common
  shareholders                          $ 1,214     $ 1,018

Weighted average common shares            6,306       6,690
Effect of dilutive securities:
  Stock options                              88         130
  Convertible preferred stock               139         139
Weighted average common and
  potential common shares
  outstanding                             6,533       6,959

Basic income per share                  $  0.19     $  0.15
Diluted income per share                   0.19        0.15

For the three months ended September 30, 1999, 220 employee stock options were not included in the net income per share calculation because their effect would have been anti-dilutive. For the three months ended September 30, 1998, all employee stock options were included.

Note 6:  Comprehensive Income

The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

Note 7:  Reclassifications

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long-term investments which totaled $23.1 million and $23.3 million at September 30 and June 30, 1998, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased to $51.5 million at September 30, 1999 from $49.5 million at June 30, 1999. The increase in short-term investments to $10.8 million at September 30, 1999 from $7.4 million at June 30, 1999 was due to a shift of funds from long-term investments. Receivables decreased to $25.5 million at September 30, 1999 from $27.0 million at June 30, 1999, this was the result of the timing of cash receipts along with a higher sales level for the quarter ending June 30, 1999 compared to the quarter ending September 30, 1999. Inventory decreased to $27.9 million from $29.6 million, and the total of drafts payable, accounts payable and accrued merchandise purchases decreased $2.9 million comparing the same periods. This was primarily due to the timing of merchandise purchases and was not the result of a change in the trend of business.

RESULTS OF OPERATIONS:

Net sales remained virtually the same for the three months ended September 30, 1999, compared with the same period in the prior year, excluding the minor effect of the sales from CDC Products Corp. (CDC) acquired on November 19, 1998. While sales were flat, there were some significant changes in several of our segments. Increased demand led to a 25% increase in sales of organic intermediates and colorants. Sales to the generic pharmaceutical industry, a major component of the pharmaceutical biochemicals and nutritionals segment, more than doubled due primarily to sales of one product occurring in the first quarter of this year compared to later quarters last year, and the introduction of several new products. These increases were offset by a reduction of sales of a product in our pharmaceutical intermediates and custom manufacturing segment. We anticipate these sales to occur in the second and third quarters of this year.

Volume increased 27%. The greater increase in volume than in sales is the result of the change in mix of business. The pharmaceutical product whose sales decreased is a higher priced product, while the products whose sales increased are lower priced, causing the differential.

Gross margins increased significantly in 1999 to 14.3% (net of the impact of CDC) from 12.0% in 1998. The aforementioned change in mix of business, especially relating to the reduction in sales of the pharmaceutical product (which are lower margin sales) caused the increase.

Selling, general and administrative expenses increased $553,000, or 17% compared to the same period last year. The inclusion of CDC in the consolidated financial statements accounted for $370,000 or 67% of this increase, and a significant legal bill relating to the successful defense of a patent infringement case accounted for $240,000. In addition there were slight increases in compensation and selling expenses. Offsetting some of the above increases was a decrease in consulting fees.

Other income decreased to $275,000 for the three months ended September 30, 1999 from $654,000 for the same period last year. Interest on investments decreased approximately $100,000 due to a significant decrease in the total of cash and cash equivalents, short-term investments and long-term investments. The decrease in cash available for investment was primarily due to the Company's ongoing stock repurchase program and the acquisition of CDC. Royalty income, for sales to European customers, from one of the Company's subsidiaries totaled $150,000 in the quarter ended September 30, 1998 compared to $13,000 for the current period. The subsidiary is now selling products directly to most of its European customers and consequently the royalties will continue to decrease considerably. In addition, a loss on marketable securities of $73,000 was recorded during the three months ended September 30, 1999 compared to a gain of $47,000 during the same period last year.

The effective tax rate decreased to 38.8% for the three months ended September 30, 1999 from 40.7% for the same period last year. In comparing these periods, the effective tax rates are within the range of the Company's traditional levels.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolenscence and inventory availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule.

      (b)   Reports on Form 8-K.  During the three months ended
            September 30, 1999 the Company did not file any reports on Form 8-K.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION


DATE  NOVEMBER 12, 1999             BY (SIGNED) / BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                             Officer


DATE  NOVEMBER 12, 1999             BY (SIGNED) / BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz,Chief Executive
                                             Officer