Form 10-Q
period 1999-12-31
ACETO CORP
filed 2000-02-14
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended DECEMBER 31, 1999 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,162,552

                       PART I.     FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                 (Unaudited)
                                                   Dec. 31       June 30
                                                    1999           1999

ASSETS

Current assets:
 Cash and cash equivalents                      $  2,476       $  3,991
 Short-term investments                            6,532          7,427
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $289; June, $219)                       29,728         26,073
   Other                                           2,753            942
                                                  32,481         27,015

 Inventory                                        26,003         29,644
 Prepaid expenses                                    206            240
 Deferred income tax benefit, net                  1,264          1,188
 Property held for sale                              456            456

     Total current assets                         69,418         69,961

Long-term investments                              8,171         11,852
Long-term notes receivable                           938            976

Property and equipment:
 Machinery and equipment                             667            639
 Leasehold improvements                              209            191
 Computers                                         1,191          1,085
 Furniture and fixtures                              734            733
 Automobiles                                         140            135
                                                   2,941          2,783
 Less accumulated depreciation                     2,377          2,238
                                                     564            545

Goodwill, less accumulated amortization            3,578          2,514
  (Dec., $153; June, $76)
Other assets                                         284            311

Total assets                                    $ 82,953       $ 86,159


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)

                                              (Unaudited)
                                                Dec. 31         June 30
                                                    1999            1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    935        $    750
  Current installments on long-term debt            517             125
  Accounts payable                                1,842           2,972
  Accrued merchandise purchases                   8,175           9,447
  Accrued compensation                            2,964           2,569
  Accrued environmental remediation               1,314           1,323
  Accrued income taxes                              900             956
  Other accrued expenses                          2,524           2,360
          Total current liabilities              19,171          20,502

Long-term liabilities, excluding current
  installments                                    1,033             925

Redeemable preferred stock
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:                             -             750
      Dec., 0; June, 300 shares

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized: Dec., 20,000 shares;
     June, 10,000 shares
     Issued: Dec., 9,001 shares; June,               90              90
     9,001 shares; outstanding: Dec.,
     6,163 shares; June, 6,416 shares
  Capital in excess of par value                 56,987          57,637
  Retained earnings                              33,739          31,224
                                                 90,816          88,951
   Less:
     Cost of common stock held in treasury;
      Dec.,2,838 shares; June, 2,585 shares      28,067          24,969

          Total shareholders' equity             62,749          63,982

Commitments and contingencies

Total liabilities and shareholders' equity     $ 82,953        $ 86,159


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                      (Unaudited)
                                                   Six Months Ended
                                                        DEC. 31

                                            1999                  1998

Net sales                                $ 86,072              $ 82,463
Cost of sales                              74,692                72,039
     Gross profit                          11,380                10,424

Selling, general and administrative
     expenses                               7,875                 6,822

     Operating profit                       3,505                 3,602

Other income (expense):
      Interest expense                        (10)                  (15)
      Interest and other income               721                 1,263
                                              711                 1,248


     Income before income taxes             4,216                 4,850

Provision for income taxes                  1,673                 1,906

Net income                               $  2,543              $  2,944

Net income per common share:

      Basic                              $   0.40              $   0.44

      Diluted                                0.40                  0.43

Weighted average shares outstanding:

      Basic                                 6,235                 6,640

      Diluted                               6,422                 6,905


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                     (Unaudited)
                                                 Three Months Ended
                                                        DEC. 31
                                             1999                  1998

Net sales                                $ 48,254              $ 46,098
Cost of sales                              42,429                40,026
     Gross profit                           5,825                 6,072

Selling, general and administrative
     expenses                               4,041                 3,541

     Operating profit                       1,784                 2,531


Other income (expense):
      Interest expense                          -                    (8)
      Interest and other income               448                   609
                                              448                   601


      Income before income taxes            2,232                 3,132

Provision for income taxes                    903                 1,206

Net income                               $  1,329              $  1,926

Net income per common share:

      Basic                              $   0.21              $   0.29

      Diluted                                0.21                  0.28

Weighted average shares outstanding:

      Basic                                 6,163                 6,590

      Diluted                               6,311                 6,846


See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           (Unaudited)
                                                         Six Months Ended
                                                              DEC. 31
                                                         1999         1998
Operating activities:
  Net income                                          $ 2,543      $ 2,944
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                        245          105
     Gain on sale of assets                               (10)        (163)
     Provision for doubtful accounts                       67           15
     Deferred tax benefit                                 (76)           -
     Changes in assets and liabilities,
       net of effects of the purchase of
       acquisitions:
       Investments - trading securities                   (12)        (243)
       Trade accounts receivable                       (3,722)      (2,123)
       Other receivables                               (1,811)         464
       Inventory                                        3,695        2,334
       Prepaid expenses                                    34          (37)
       Other assets                                        27          (58)
       Drafts and acceptances payable                     185          (63)
       Accounts payable                                (1,130)        (848)
       Accrued merchandise purchases                   (1,272)      (2,489)
       Accrued compensation                               395         (375)
       Accrued environmental remediation                   (9)         (21)
       Accrued income taxes                                 6           86
       Other accrued expenses                             193          689
Net cash provided by (used in) operating activities      (652)         278

Investing activities:
  Purchases of investments - held-to-maturity              (2)      (8,535)
  Proceeds from investments - held-to-maturity          4,589        5,105
  Issuance of notes receivable                              -         (159)
  Payments received on notes receivable                    37           28
  Purchases of property and equipment                    (232)        (331)
  Proceeds from sale of property                           10          183
  Payments for purchase of acquisitions                  (650)      (2,111)
Net cash provided by (used in) investing activities     3,752       (5,820)

Financing activities:
  Payments of long-term debt                                -         (250)
  Proceeds from exercise of stock options                 204          115
  Payments for purchases of treasury stock             (4,843)      (2,384)
  Issuance of treasury stock to employees                  53          273
  Payments of cash dividends                              (29)        (885)
Net cash used in financing activities                  (4,615)      (3,131)

Net decrease in cash and cash equivalents              (1,515)      (8,673)

Cash and cash equivalents at beginning of period        3,991        9,178

Cash and cash equivalents at end of period            $ 2,476      $   505

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

Note 2:  Business Acquisition
On October 19, 1999 the Company purchased certain assets of Magnum Research Corp. (Magnum) for a purchase price of $1,150. Of the purchase price $650 was paid at closing and the balance is scheduled to be paid in equal installments of $167 in October 2000, 2001 and 2002 (the October payments). The October payments are subject to downward adjustment in the event Magnum's net sales, as defined in the purchase agreement, are less than a specified amount. In the event the October payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to $1,093 and is being treated as goodwill. The goodwill is being amortized on a straight line basis over a period of twenty years. The assets acquired consisted primarily of inventory and fixed assets. The results of operations of Magnum have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations were not provided as their effect on the consolidated results of operations were not material.

Note 3:  Redeemable Preferred Stock
On November 15, 1999 the Aceto Corporation Profit Sharing Plan (the holder of the redeemable preferred stock) converted all of the preferred stock to 139,341 shares of common stock. The Company purchased the common shares on November 15, 1999, at $11.1562 per share which was the market price of the common stock on such date. The total amount paid to the Aceto Corporation Profit Sharing Plan amounted to approximately $1,555.

Note 4:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the six months ended December 31, 1999 and 1998 was as follows:
                                 1999       1998

          Interest             $    2     $   15
          Income taxes          1,941      1,780


NON-CASH TRANSACTIONS:
In November 1999, the redeemable preferred stock was converted into shares of common stock.

In connection with the acquisition of Magnum, the Company recorded $500 of amounts due the previous owner as a liability.

In July 1998, the Company received a note in the amount of $170 in connection with the sale of a building and land.

Note 5:  Segment Information
The Company has five reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, and (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies. The Company evaluates performance of the segments based on gross profit. The Company does not allocate assets by segments as they are not provided to the chief operating decision maker. Summarized financial information for each of the segments for the six and three months ended December 31, 1999 and 1998 follows:

                              Six Months Ended December 31, 1999 and 1998

                             Organic      Pharma-      Pharma-
                   Indus-    Inter-       ceutical     ceutical         Consoli-
        Agro-      trial     mediates     Biochemicals Inter-           dated
        chemicals  Chemicals & Colorants  & Nutri-    mediates &        Totals
                                          tionals     Custom Mfg.  Other

1999
Net sales $ 2,889  24,553     23,396      15,039       18,081    2,114  $ 86,072
Gross
 profit   $   893   4,275      3,451       2,812        1,316      537  $ 13,284
Unallo-
 cated
 cost of
 sales(1)                                                                  1,904
Net gross profit                                                        $ 11,380

1998
Net sales $ 4,214  21,504     18,925      13,298       23,974      548  $ 82,463
Gross
 profit   $ 1,899   3,673      2,569       2,136        1,492      348  $ 12,117
Unallo-
 cated
 cost of
 sales(1)                                                                  1,693
Net gross profit                                                        $ 10,424

                               Three Months Ended December 31, 1999 and 1998

                                           Pharma-    Pharma-
                     Indus-    Organic     ceutical   ceutical
          Agro-      trial     Inter-      Bio-       Inter-           Consol-
          chemicals  Chemicals mediates &  chemicals  mediates &       idated
                               Colorants   & Nutri-   Custom    Other  Totals
                                           tionals    Mfg.
1999
Net
 sales  $ 1,477     12,167     11,714       6,586     15,293   1,017   $ 48,254
Gross
 profit $   414      2,246      1,725       1,189        978     225   $  6,777
Unallo-
 cated
 cost
 of sales(1)                                                                952
Net gross profit                                                       $  5,825

1998
Net
 sales $ 3,524     10,107      9,614        6,546     15,863    444    $ 46,098
Gross
profit $ 1,653      1,790      1,244        1,030        866    325    $  6,908
Unallocated
cost of sales(1)                                                            836
Net gross profit                                                       $  6,072

(1) Represents freight and storage costs that are not allocated to a segment.

Note 6:  Interest and Other Income

Interest and other income earned during the six and three months ended December 31, 1999 and 1998 was comprised of the following:

                                        Six Months          Three Months
                                          Ended    Ended
                                       December 31,         December 31,
                                    1999       1998       1999      1998

Dividends                          $  28     $   48     $ 11      $  41
Interest                             533        791      238        400
Net gain (loss) on investments      (144)        21      (71)       (26)
Net gain on sale of assets            10          -        -          -
Royalty income                       258        298      245        148
Miscellaneous                         36        105       25         46
                                   $ 721     $1,263    $ 448      $ 609

Note 7:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                     Six Months   Three Months
                                       Ended      Ended
                                    December 31,   December 31,
                                  1999       1998      1999      1998

Net income                      $ 2,543    $ 2,944    $ 1,329   $ 1,926
Preferred stock dividend            (29)       (35)       (29)      (35)
Net income available for common
  shareholders                    2,514      2,909      1,300     1,891

Weighted average common shares 6,235 6,640 6,163 6,590 Effect of dilutive securities:
  Stock options                      81        126         76       117
  Convertible preferred stock       106        139         72       139
Weighted average common and
  potential common shares
  outstanding                     6,422      6,905      6,311     6,846

Basic income per share           $ 0.40     $ 0.44    $  0.21   $  0.29
Diluted income per share           0.40       0.43       0.21      0.28

For the three months ended December 31, 1999, December 31, 1998 and September 30, 1999, employee stock options of 240, 232 and 220 were not included in the net income per share calculation because their effect would have been anti-dilutive. For the three months ended September 30, 1998, all employee stock options were included.

Note 8:  Comprehensive Income

The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

Note 9:  Reclassifications

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
The Company's ability to generate cash from operations is usually adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $17.2 million and $23.3 million at December 31 and June 30, 1999, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased slightly to $50.2 million at December 31, 1999 from $49.5 million at June 30, 1999. The decrease of $2.4 million in cash and cash equivalents and short term investments was the result of the following two initiatives: The Company continued its stock repurchase program and purchased 431,000 shares of common stock for $4.8 million. The Company acquired certain assets of Magnum Research Corp. which required an initial cash outlay of $650,000. The increase in trade accounts receivable of $3.7 million was due to the timing of sales and accounts receivable collections. Other receivables increased by $1.8 million due to the timing of payments from a joint venture. The decrease in inventory of $3.6 million was a result of an increase in direct shipments to customers. Drafts and acceptances, accounts payable and accrued purchases payable decreased a total of $2.2 million at December 31, 1999 compared to June 30, 1999. This decrease was due primarily to the timing of merchandise purchases and the aforementioned reduction in inventory.

RESULTS OF OPERATIONS:
Net sales increased 4% and 5% for the six month and three month periods ended December 31, 1999 compared with the same periods last year. The inclusion of two acquisitions, CDC Products Corp., acquired in November 1998 and Magnum Research Corp., acquired in October 1999, accounted for approximately half the increase. For our traditional lines of business, overall sales increased slightly while certain segments had significant differences. Sales of intermediates to the color producing industries continued their rebound from depressed levels and industrial chemicals sales increased by 14% and 20% for the six and three month periods ended December 31, 1999 compared to the same period last year. Sales to the generic pharmaceutical industry also increased significantly for the six months due to the introduction of several new products in the first quarter. Sales in the second quarter were basically flat. These increases were offset by reduced sales of several products in our pharmaceutical and custom manufacturing segment. In addition, there were lower sales of agrochemicals, which we expect to regain during the rest of this fiscal year.

Volume increased 20% and 18% for the six and three months ended December 31, 1999 compared to the same periods in the prior year. The aforementioned shift in the mix of products sold during each period towards lower priced products caused the greater increase in volume than sales.

Gross profit margins increased to 13.2% for the six months against 12.6% for the comparable period a year earlier. This was caused by a general strengthening of prices in the industrial and intermediates areas and a reduction in sales of pharmaceutical intermediates, which tend to be lower margin. For the three months, gross margins decreased to 12.1% from 13.2% for the same period in the prior year. The reduced sales of agrochemicals, which have very high margins, accounted for the reduction.

Selling, general and administrative expenses for the six months ended December 31, 1999 increased by $1,053,000 or 15% compared to the same period last year. The inclusion of CDC Products Corp. as of November 1998 and Magnum Research Corp. as of October 1999 in the consolidated financial statements accounted for $740,000 of this increase. Higher compensation expense due to additional staff and routine annual raises accounted for most of the balance of the increase. Total selling expenses increased slightly, due to an increase in expenses in our China office which continues its successful growth. Offsetting some of these increases, was a decrease in fringe benefits due to lower payments of major medical claims and a significant decrease in consulting fees relating to expired contracts with retired senior executives. For the three months there was an increase of $500,000, or 14% in selling, general and administrative expenses, compared to the same period last year.
The same factors as the six months caused the increase, with only slight differences in the impact on each period.

Interest and other income decreased to $721,000 and $446,000 for the six and three months ended December 31, 1999 from $1,263,000 and $609,000 for the same periods last year. During both periods, interest on investments decreased significantly due to a decrease in funds available for investment. The decrease in cash available for investments was primarily due to the Company's ongoing stock repuchase program, recent acquisitions and working capital to support these new acquisitions. In addition, a loss on marketable securities of $144,000 and $71,000 was recorded during the six and three months ended December 31, 1999 compared to a gain of $21,000 and a loss of $26,000 during the same periods last year.

The effective tax rate increased to 39.7% and 40.5% for the six months and three months ended December 31, 1999 from 39.3% and 38.5% for the same periods last year.

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

YEAR 2000

We are not aware of any year 2000 issues that have affected our business. In preparation for the year 2000, we incurred internal staff costs as well as consulting and other expenses. Year 2000 expenses totaled approximately $100,000.

It is possible that the computerized systems could be affected in the future by the year 2000 issue. We have computerized interfaces with third parties that are possibly vulnerable to failure if those third parties have not adequately addressed their year 2000 issues. System failures resulting from these issues could cause significant disruption to our operations.

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

Item 4:     Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 2, 1999, the matter of the election of eight directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

The nominees for directors were: Leonard Schwartz; Donald Horowitz; Samuel I. Hendler; Anthony Baldi; Thomas Brunner; Richard Amitrano; Stephen M. Goldstein; and Robert A. Wiesen. The election of said nominees was uncontested.

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:

                                    VOTES
                     VOTES        AGAINST OR                   BROKER
NOMINEE               FOR          WITHHELD    ABSTENTIONS    NON-VOTES

Leonard Schwartz      5,573,480   244,795           -             -
Donald Horowitz       5,614,225   205,050           -             -
Samuel I. Hendler     5,612,420   205,855           -             -
Anthony Baldi         5,612,896   205,379           -             -
Thomas Brunner        5,612,896   205,379           -             -
Richard Amitrano      5,574,925   243,350           -             -
Stephen M. Goldstein  5,569,648   248,627           -             -
Robert A. Wiesen      5,607,748   210,527           -             -


                         PART II.    OTHER INFORMATION


Item 6:     Exhibits and Reports on Form 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule

      (a) Reports on Form 8-K. A report on Form 8-K was filed during the quarter for which this report is filed, reporting under
            Item 6. Resignation of Registrant's Directors, that registrant received a letter dated December 6, 1999 from Mr. Stephen M. Goldstein (Goldstein) wherein he resigned as a director of registrant, effective December 15, 1999. Goldstein's letter of resignation did not describe or refer to any matter relating to the registrant's operations, policies or practices. A copy of Goldstein's letter of resignation was filed under Item 7, Financial Statements, Pro Forma Financial Information and Exhibits as Exhibit 17(b).


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION


DATE: FEBRUARY 10, 2000             BY  (SIGNED)/ BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                             Officer


DATE: FEBRUARY 10, 2000             BY  (SIGNED)/ BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz, Chief Executive
                                             Officer