Form 10-Q
period 2000-03-31
ACETO CORP
filed 2000-05-15
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended MARCH 31, 2000 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,155,095



                       PART I.     FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                (Unaudited)
                                                 March 31,      June 30,
                                                   2000           1999

ASSETS

Current assets:
 Cash and cash equivalents                      $  6,809       $  3,991
 Short-term investments                            1,073          7,427
 Receivables:
   Trade, less allowance for doubtful accounts:
   (March, $306; June, $219)                      30,857         26,073
   Other                                           3,210            942
                                                  34,067         27,015

 Inventory                                        30,718         29,644
 Prepaid expenses                                    203            240
 Deferred income tax benefit, net                  1,354          1,188
 Property held for sale                              456            456

     Total current assets                         74,680         69,961

Long-term investments                              5,299         11,852
Long-term notes receivable                           919            976

Property and equipment:
 Machinery and equipment                             667            639
 Leasehold improvements                              528            191
 Computers                                         1,233          1,085
 Furniture and fixtures                              765            733
 Automobiles                                         167            135
                                                   3,360          2,783
 Less accumulated depreciation                     2,470          2,238
                                                     890            545

Goodwill, less accumulated amortization            4,698          2,514
  (March, $170; June, $76)
Other assets                                         292            311

Total assets                                    $ 86,778       $ 86,159

See accompanying notes to consolidated financial statements.


                      ACETO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)

                                         (Unaudited)
                                          March 31,      June 30,
                                           2000           1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable         $    684        $    750
  Current installments on long-term
    liabilities                               642             125
  Accounts payable                          2,106           2,972
  Accrued merchandise purchases            10,012           9,447
  Accrued compensation                      3,512           2,569
  Accrued environmental remediation         1,312           1,323
  Accrued income taxes                      1,461             956
  Other accrued expenses                    2,245           2,360
          Total current liabilities        21,974          20,502

Long-term liabilities, excluding current
  installments                                908             925

Redeemable preferred stock,
 $2.50 par value per share;
  Authorized 2,000 shares;
  issued and outstanding:                       -             750
   March, 0 shares; June, 300 shares

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares;
     Issued: 9,001 shares;                     90              90
     outstanding: March, 6,155 shares;
     June, 6,416 shares
  Capital in excess of par value           57,054          57,637
  Retained earnings                        34,885          31,224
                                           92,029          88,951
   Less:
     Cost of common stock held in treasury;
      March, 2,846 shares; June, 2,585
            shares                         28,133          24,969

          Total shareholders' equity       63,896          63,982

Commitments and contingencies

Total liabilities and shareholders'
    equity                               $ 86,778        $ 86,159


See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)


                                                   (Unaudited)
                                                Nine Months Ended
                                                    MARCH 31

                                             2000                1999

Net sales                                $141,548            $127,883
Cost of sales                             121,832             110,755
      Gross profit                         19,716              17,128

Selling, general and administrative
      expenses                             12,883              11,501

      Operating profit                      6,833               5,627

Other income (expense):
      Interest expense                        (29)                (33)
      Interest and other income               796               1,778
                                              767               1,745


      Income before income taxes            7,600               7,372

Provision for income taxes                  2,986               2,782

Net income                               $  4,614            $  4,590

Net income per common share:

      Basic                              $   0.74            $   0.69

      Diluted                                0.73                0.67

Weighted average shares outstanding:

      Basic                                 6,211               6,580

      Diluted                               6,358               6,828

See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                      (Unaudited)
                                                   Three Months Ended
                                                        MARCH 31

                                              2000                 1999

Net sales                                 $ 55,476             $ 45,420
Cost of sales                               47,140               38,716
      Gross profit                           8,336                6,704

Selling, general and administrative
      expenses                               5,008                4,679

      Operating profit                       3,328                2,025

Other income (expense):
      Interest expense                         (19)                 (19)
      Interest and other income                 75                  516
                                                56                  497


      Income before income taxes             3,384                2,522

Provision for income taxes                   1,313                  876

Net income                                $  2,071             $  1,646

Net income per common share:

      Basic                               $   0.34             $   0.25

      Diluted                                 0.33                 0.25


Weighted average shares outstanding:

      Basic                                   6,165               6,456

      Diluted                                 6,228               6,690


See accompanying notes to consolidated financial statements.

                ACETO CORPORATION AND CONSOLIDATED SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                            (Unaudited)
                                                        Nine Months Ended
                                                             March 31
                                                        2000       1999
Operating activities:
  Net income                                         $ 4,614    $ 4,590
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                      451        248
      Gain on sale of assets                             (21)      (178)
      Provision for doubtful accounts                     86         23
      Deferred tax benefit                              (167)         -
      Changes in assets and liabilities,
        net of effects of the acquisitions:
        Investments - trading securities               3,442       (424)
        Trade accounts receivable                     (4,871)    (1,071)
        Other receivables                             (2,268)       440
        Inventory                                      4,111        536
        Prepaid expenses                                  37       (238)
        Other assets                                      19          6
        Drafts and acceptances payable                   (66)        33
        Accounts payable                                (866)       491
        Accrued merchandise purchases                    565       (606)
        Accrued compensation                             943         42
        Accrued environmental remediation                (11)       (55)
        Accrued income taxes                             567         20
        Other accrued expenses                           (86)       (51)
Net cash provided by operating activities              6,479      3,806

Investing activities:
  Purchases of investments - held-to-maturity         (5,306)    (8,535)
  Proceeds from investments - held-to-maturity        14,771     11,298
  Issuance of notes receivable                             -       (159)
  Payments received on notes receivable                   57         42
  Purchases of property and equipment                   (604)      (109)
  Proceeds from sale of property                          21        183
  Payments for acquisitions                           (6,995)    (2,111)
Net cash provided by investing activities              1,944        609

Financing activities:
  Payments of long-term debt                               -       (250)
  Proceeds from exercise of stock options                204        135
  Payments for purchases of treasury stock            (4,935)    (3,775)
  Issuance of treasury stock to employees                 79        329
  Payments of cash dividends                            (953)      (885)
Net cash used in financing activities                 (5,605)    (4,446)

Net increase (decrease) in cash and cash
  equivalents                                          2,818        (31)
Cash and cash equivalents at beginning of period       3,991      9,178
Cash and cash equivalents at end of period           $ 6,809    $ 9,147

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (In thousands, except per share amounts)
                                   Unaudited

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

Note 2:  Business Acquisition
a) On January 18, 2000, the Company purchased certain assets of Schweizerhall, Inc. (Schweizerhall) for a purchase price of $6,345. In addition to the purchase price, contingent consideration may be paid to Schweizerhall one year after the closing. In the event any additional payments are made to Schweizerhall such payments will be recorded as additional goodwill. The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was preliminarily allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price is pending the final determination of certain acquired balances. The excess of cost over the fair value of assets acquired amounted to $1,215. The goodwill is being amortized on a straight-line basis over a period of twenty years. The assets acquired consisted of inventory and a non-competition agreement. The results of operations of Schweizerhall have been included in the accompanying consolidated statement of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

b) On October 19, 1999 the Company purchased certain assets of Magnum Research Corp. (Magnum) for a purchase price of $1,150. Of the purchase price $650 was paid at closing and the balance is scheduled to be paid in equal installments of $167 in October 2000, 2001 and 2002 (the October payments). The October payments are subject to downward adjustment in the event Magnum's net sales, as defined in the purchase agreement, are less than a specified amount. In the event the October payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to $1,093. The goodwill is being amortized on a straight line basis over a period of twenty years. The assets acquired consisted primarily of inventory. The results of operations of Magnum have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations were not provided as their effect on the consolidated results of operations were not material.


Note 3:  Redeemable Preferred Stock
On November 15, 1999 the Aceto Corporation Profit Sharing Plan (the holder of the redeemable preferred stock) converted all of the preferred stock to 139 shares of common stock. The Company purchased the common shares on November 15, 1999, at $11.1562 per share which was the market price of the common stock. The total amount paid to the Aceto Corporation Profit Sharing Plan was $1,555.

Note 4:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the nine months ended March 31, 2000 and 1999 was as follows:
                                 2000       1999

          Interest             $   20     $   16
          Income taxes          2,624      2,755

NON-CASH TRANSACTIONS:
In November 1999, the redeemable preferred stock was converted into shares of common stock.

In connection with the acquisition of Magnum in October 1999, the Company recorded $500 of amounts due the previous owner as a liability.

In connection with the acquisition of CDC in November 1998, the Company recorded $1,050 of amounts due the previous owner as a liability.

In July 1998, the Company received a note in the amount of $170 in connection with the sale of a building and land.

Note 5:  Segment Information
The Company has five reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, and (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies. The Company evaluates performance of the segments based on gross profit. The Company does not allocate assets by segments as they are not provided to the chief operating decision maker. Summarized financial information for each of the segments for the nine and three months ended March 31, 2000 and 1999 follows:

                   Nine Months Ended March 31, 2000 and 1999

                 Indus-   Organic    Pharma-   Pharma-    Other   Consolidated
      Agro-      trial    Inter-     ceutical  ceutical             Totals
      chemicals  Chemi-   mediates   Biochem-  Inter-
                 cals   & Colorants  icals &   mediates
                                     Nutri-    & Custom
                                     tionals   Mfg.

2000
Net
sales $7,630    37,381    36,014      27,014    30,076    3,433   $141,548
Gross
profit 2,628     6,823     5,283       4,821     2,190    1,162     22,907
Unallocated
cost of
sales (1)                                                            3,191
Net gross profit                                                  $ 19,716

1999
Net
sales $7,445    32,926    28,929      20,208    36,376   1,999   $127,883
Gross
profit 2,792     5,665     4,032       3,410     2,491   1,417     19,807
Unallocated
cost of
sales (1)                                                           2,679
Net gross profit                                                 $ 17,128

               Three Months Ended March 31, 2000 and 1999

                 Indus-  Organic     Pharma-    Pharma-    Other   Consolidated
       Agro-     trial   Inter-      ceutical   ceutical              Totals
       chemicals Chemi-  mediates    Biochem-   Inter-
                 icals  & Colorants  icals &    mediates
                                     Nutri-     & Custom
                                     tionals    Mfg.


2000
Net
sales  $4,741    12,828   12,618     11,975      11,995     1,319   $55,476
Gross
profit  1,735     2,548    1,832      2,009         874       625     9,623
Unallocated
cost of
sales (1)                                                             1,287
Net gross profit                                                    $ 8,336

1999
Net
sales  $3,231    11,422   10,001      6,910      12,402    1,454   $45,420
Gross
profit    893     1,992    1,463      1,274         999    1,069     7,690
Unallocated
cost of
sales (1)                                                              986
Net gross profit                                                   $ 6,704

 (1) Represents freight and storage costs that are not allocated to a segment.

Note 6:  Interest and Other Income

Interest and other income earned during the nine and three months ended March 31, 2000 and 1999 was comprised of the following:

                                       Nine Months        Three Months
                                          Ended               Ended
                                         March 31,           March 31,
                                    2000       1999      2000      1999

Dividends                          $  35     $   54     $   7     $   6
Interest                             692      1,116       159       324
Net loss on investments             (333)       (21)     (189)      (42)
Net gain on sale of assets            21                   11         -
Royalty income                       331        460        73       162
Miscellaneous                         50        169        14        66
                                   $ 796     $1,778     $  75     $ 516

Note 7:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                    Nine Months         Three Months
                                       Ended      Ended
                                      March 31,           March 31,
                                  2000       1999      2000      1999

Net income                      $ 4,614    $ 4,590   $ 2,071   $ 1,646
Preferred stock dividend            (29)       (35)        -         -
Net income available for common
  shareholders                    4,585      4,555     2,071     1,646

Weighted average common shares 6,211 6,580 6,165 6,456 Effect of dilutive securities:
  Stock options                      76        109        63        95
  Convertible preferred stock        71        139         -       139
Weighted average common and
  potential common shares
  outstanding                     6,358      6,828     6,228     6,690

Basic income per share           $ 0.74     $ 0.69   $  0.34   $  0.25
Diluted income per share           0.73       0.67      0.33      0.25

For the three months ended March 31, 2000, December 31, 1999, September 30, 1999, March 31, 1999 and December 31, 1998, employee stock options of 233, 240, 220, 280 and 232, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive. For the three months ended September 30, 1998, all employee stock options were included.

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


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
The Company's ability to generate cash from operations is usually adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $13.2 million and $23.3 million at March 31, 2000 and June 30, 1999, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased slightly to $52.7 million at March 31, 2000 from $49.5 million at June 30, 1999. The decrease of $6.4 million in short term investments and $6.6 million in long term investments, both were converted to cash for the purpose of the following three initiatives: The Company continued its stock repurchase program and purchased 441,000 shares of common stock for $4.9 million. The Company acquired certain assets of Magnum Research Corp. (Magnum) which required an initial cash outlay of $650,000. Finally, the Company acquired the inventory and goodwill of the U.S. chemical distribution business of Schweizerhall, Inc., (Schweizerhall) a wholly owned subsidiary of Schweizerhall Holding AG of Switzerland for $6.3 million. The increase in trade accounts receivable of $4.8 million was due to an increase in sales including the additional sales from the recent acquisitions, and the timing of sales and accounts receivable collections. Other receivables increased by $2.3 million mostly due to the timing of payments under a joint venture arrangement. The increase in inventory of $1.1 million was a result of the inventory purchased relating to the most recent acquisition, offset somewhat by a decrease in inventory due to the timing of merchandise received. Drafts and acceptances, accounts payable and accrued purchases payable decreased slightly at March 31, 2000 compared to June 30, 1999. This decrease was due primarily to the timing of merchandise purchases. Accrued compensation increased approximately $1.0 million due to the timing of additional compensation payments. Accrued income taxes payable increased approximately $500,000 due to the timing of tax payments and a slightly higher effective tax rate.

RESULTS OF OPERATIONS:
Net sales increased 22% and 11% for the three and nine months ended March 31, 2000, respectively, compared with the same periods last year. For the three months, the acquisitions of the distribution business of Schweizerhall, Inc. which primarily distributed nutraceuticals and, to a lesser degree, aroma chemicals, and Magnum Research Corporation, which manufactures and distributes industrial sanitary supplies, accounted for approximately 40% of the increase. Sales of dye intermediates continued their rebound from depressed levels and sales of generic bulk pharmaceuticals benefited from new sales of three products, which we expect will continue. The agro-chemical segment regained some sales which were postponed from earlier this year.

For the nine months, almost all our segments showed growth, with the exception of pharmaceutical intermediates which decreased due to lower sales of a significant product resulting from increased competition. Generally, the same factors as the three months came into play, though the results were not as dramatic because much of the increase was confined to the third quarter. The majority of the decrease in pharmaceutical intermediates occurred in the first six months.

Volume increased 29% and 25% for the three and nine months, respectively, in comparison to the same periods in 1999. For the three months, the sales increases were generally in lower priced products, especially dye and pigment intermediates, causing the somewhat greater increase in volume than sales. For the nine months, the large disparity between sales and volume increases can be attributed to the aforementioned sales increases in lower priced goods, combined with a decrease in pharmaceutical intermediates, which tend to be higher priced.

Gross profit margins increased to 15.0% and 13.9% for the three and nine month periods, respectively, from 14.8% and 13.4% for the comparable periods in the prior year. For the nine months, the increase can be attributed to the inclusion in our results of two new subsidiaries, CDC Products Corp. (CDC) and Magnum, both of which sell goods at significantly higher margins than our traditional lines of business. For the three months, this was somewhat offset by an increase in freight and warehousing costs caused by a large increase in inventory and freight to customers from the aforementioned Schweizerhall acquisition.

Selling, general and administrative expenses for the nine months ended March 31, 2000 increased by $1,382,000 or 12% compared to the same period last year. The inclusion of CDC as of November 1998, Magnum as of October 1999 and Schweizerhall as of January 2000 in the consolidated financial statements accounted for approximately $800,000 of this increase. Higher compensation expense due to routine annual raises and an accrual for additional compensation accounted for most of the balance of the increase. Selling expenses increased due to our expanding China office and expenses relating to the increase in personnel from our recent acquisitions. Office expense and supplies also increased due to additional personnel and bank charges increased significantly due to informal compensating balance agreements. Offsetting these increases were decreases in bad debt expense, insurance expense and consulting fees relating to expired contracts with retired senior executives. For the three months there was an increase of $329,000, or 7% in selling, general and administrative expenses, compared to the same period last year.
The same factors as the nine months caused the increase, with only minor differences in the impact of each period.

Interest and other income decreased to $796,000 and $75,000 for the nine and three months ended March 31, 2000, respectively, from $1,778,000 and $516,000 for the same periods last year, respectively. During both periods, interest on investments decreased significantly due to a decrease in funds available for investment. This was primarily due to the Company's ongoing stock repurchase program, recent acquisitions and the need for working capital to support these new acquisitions. In addition, a loss on marketable securities of $333,000 and $189,000, respectively, was recorded during the nine and three months ended March 31, 2000 compared to a loss of $21,000 and $42,000, respectively, during the same periods last year.

The effective tax rate increased to 39.3% and 38.8% for the nine months and three months ended March 31, 2000 from 37.7% and 34.7% for the same periods last year.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133." SFAS 137 amends SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 defers the effective date of SFAS 133 to the first fiscal quarter of fiscal years beginning after June 15, 2000. Earlier application is permitted. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. While management has not determined the impact of the new standard, it is not expected to be material.

In March 2000, the FASB issued FASB Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. This interpretation is effective July 1, 2000. The effects of applying this interpretation would be recognized on a prospective basis from July 1, 2000. While management has not determined the impact of this interpretation, it is not expected to be material.

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Quarterly Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and inventory availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

                         PART II.    OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.

      (a)   Exhibits - Exhibit 27.  Financial Data Schedule

      (a) Reports on Form 8-K. Two reports on Form 8-K were filed during the quarter for which this report is filed. On March 14, 2000, Registrant received a letter from Mr. Thomas L. Brunner (Brunner), wherein Brunner resigned as a director of Registrant, effective as of that date. On March 27, 2000, Registrant received a letter from Mr. Donald Horowitz (Horowitz), wherein Horowitz resigned as a director of Registrant, effective as of that date. Neither Brunner's nor Horowitz's letter of resignation described or referred to any matter relating to the Registrant's operations, policies or practices. Each letter was reported under Item
            6, Resignation of Registrant's Directors, and a copy of each letter was attached as an exhibit to the respective Form 8-K.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               ACETO CORPORATION

DATE    MAY 10, 2000                BY (SIGNED) / BY DONALD HOROWITZ
                                      Donald Horowitz, Chief Financial
                                                          Officer

DATE    MAY 10, 2000                BY (SIGNED) / BY LEONARD S. SCHWARTZ
                                       Leonard S. Schwartz, President