Form 10-K
period 2000-06-30
ACETO CORP
filed 2000-09-28
CIK 2034

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               ________________
                                   FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 2000
                        Commission file number 0-4217

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

                           [Cover page 1 of 2 pages]

      Indicate by check mark whether the company (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No_____

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 6,034,717

      The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of September 1, 2000 was $44,094,414.

      Documents incorporated by reference: The Company's Proxy Statement for the annual meeting of the Company's shareholders to be held on December 7, 2000. (See Part III herein).

                           [Cover page 2 of 2 pages]

                                    PART I

ITEM 1.  BUSINESS

The Company, which was incorporated in 1947, is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. The Company sells approximately 1,000 chemicals used in these and other fields.

The Company is organized into six reportable segments. Net sales and gross profit for each segment are set forth in Note 15 to the Company's consolidated financial statements. The reportable segments are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment as they are not provided to the chief operating decision maker.

Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United States; to a lesser extent, some chemicals are sold abroad.

During the fiscal year ended June 30, 2000 and 1999, approximately 40% and 50%, respectively, of the Company's purchases of chemicals came from Europe and approximately 45% and 35%, respectively, from Asia.

There were no significant changes in the types of products sold by the Company, markets served or methods of distribution.

The chemical industry is highly competitive. Most of the chemicals that the Company sells are in competition with the products of chemical manufacturers, including large chemical companies, who have substantially greater resources than the Company. However, in the Company's opinion, based on reports from its customers and suppliers, its competitive position is enhanced by the following: the chemical products that it offers are prime quality products, many produced by major chemical companies, some of whom are the largest chemical companies in Europe and Asia, which products are offered by the Company at attractive and competitive prices. For the most part the Company stores its inventory of chemicals in public warehouses strategically located throughout the United States, and can therefore fill orders rapidly from inventory. The Company has developed ready access to key purchasing, research and technical executives of both its customers and suppliers, and therefore one of its salient competitive strengths is its ability to obtain quick decisions, when necessary, because of such access. The technical support and services that the Company provides to its customers is also a strength. The Company does not consider itself to be a significant factor in the chemical industry taken as a whole.

One of the Company's products accounted for 15% of net sales in fiscal 1999 and 1998. No product accounted for as much as 10% of net sales in fiscal 2000.
One of the Company's customers, DuPont Pharmaceuticals Company, purchasing primarily the aforementioned product, accounted for 16% and 15% of net sales in fiscal 1999 and 1998, respectively. No customer accounted for as much as 10% of net sales in fiscal 2000. One of the Company's suppliers accounted for 21%, 29%, and 25% of total purchases in fiscal 2000, 1999 and 1998, respectively.

Certain of the chemicals purchased by the Company are supplied to it on an exclusive basis. Based on its relationships with its vendors, the Company believes its vendors will continue to supply such chemicals on an exclusive basis.

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

Compliance with Federal, State and local provisions which have been enacted or adopted regulating the discharge of materials into the environment has not had a material effect on the capital expenditures and competitive position of the Company. During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1.5 million was recorded in fiscal 1993. During fiscal 1997, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800,000. At June 30, 2000 and 1999, the remaining liability was $1.3 million. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe there will be a material adverse effect on the financial position or liquidity of the Company. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future results could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

At June 30, 2000, the Company employed approximately 125 persons, none of whom were covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's general headquarters and main sales office occupy approximately 26,000 square feet of leased space in a modern office building in Lake Success, New York. The lease expires in April 2011.

Two of the Company's subsidiaries occupy 44,000 square feet of leased space in an industrial park in New Hyde Park, New York. The lease expires in November 2009.

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

      (None)

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      (None)
                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 2000              HIGH                LOW
First Quarter           12 3/8             10 1/2
Second Quarter          12 3/32            10
Third Quarter           11 9/16             8 1/8
Fourth Quarter          11 3/16             7 3/4

FISCAL 1999              HIGH                LOW
First Quarter           15 15/16           12 7/8
Second Quarter          13  7/16           10 1/8
Third Quarter           13 13/16           11 3/4
Fourth Quarter          11 15/16           10 5/16

*Represents high and low prices for actual transactions.

Cash dividends of $0.15 per common share were paid in January and June 2000 and $0.13 per common share were paid in January and June 1999.

As of September 1, 2000, there were approximately 700 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 4,900,000 shares and counted as owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

ITEM 6.  SELECTED FINANCIAL DATA

             (In thousands, except per share amounts)

YEARS ENDED JUNE 30       2000       1999       1998       1997          1996

Net sales             $184,789   $169,189   $182,954   $169,387       $183,163
Net income               6,344      6,091      7,557      6,228(1)(2)    7,154
Net income per
 common share         $   1.01   $   0.90   $   1.08   $   0.82(1)(2) $   0.88
 - diluted (3)
Total assets            88,081     86,159     84,379     86,145         87,302
Working capital         50,270     49,459     54,423     48,927         50,907
Long-term liabilities      908        925          -        500          1,000
Redeemable preferred         -        750        750        750            750
  stock
Shareholders' equity    63,604     63,982     63,261     60,434         63,161
Number of common         6,035      6,416      6,699      6,981          7,782
 shares outstanding
 at year end (3)
Book value per
 common               $  10.54   $   9.97    $  9.44   $   8.66       $   8.12
  share (3)
Cash dividends per    $   0.30   $   0.26     $ 0.25   $   0.24       $   0.23
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES:

The Company's primary source of liquidity is cash provided from operating activities; $8.0 million in fiscal 2000 and $1.8 million in fiscal 1999. Cash and short-term investments totaled $5.0 and $11.4 million and working capital was $50.3 and $49.5 million at June 30, 2000 and 1999, respectively. In addition, the Company's long-term investments totaled $7.3 and $11.9 million for the same periods. These investments are highly liquid and can be used for working capital if needed. The Company has sufficient lines of credit available with banks, should any additional funds be required.

Certain components of working capital had significant changes. Inventory increased $8.8 million to $38.5 million at June 30, 2000 from $29.6 million at June 30, 1999. The primary reasons for this increase were the acquisition of Schweizerhall Inc. (Schweizerhall) in January 2000 which added over $5 million in inventory and a higher inventory level in our Organic Intermediates and Colorant segment due to increasing sales. The decrease of $6.5 million in cash and short-term investments was the result of the following initiatives: The Company continued its stock repurchase program and purchased 567,000 shares of common stock for $6.1 million. It also acquired certain assets of Schweizerhall which required an initial cash outlay of $6.3 million and certain assets of Magnum Research Corp. (Magnum) which required an initial outlay of $0.7 million. Additional cash needed for the above mentioned initiatives caused a decrease in long-term investments of $4.6 million. The total of drafts and acceptances payable, accounts payable and accrued merchandise purchases increased by $2.1 million from $13.2 million to $15.3 million primarily due to the impact of the previously mentioned acquisitions.

Any funds required for additional acquisitions, stock buybacks, or environmental remediation will be funded by the aforementioned sources of liquidity.

RESULTS OF OPERATIONS:
                             Net Sales By Segment

Segment                2000                 1999                 1998

                             % of                 % of                % of TOTAL
                 $ MILLION   TOTAL  $ MILLION     TOTAL   $ MILLION
Agrochemicals       11.4       6.2      10.4        6.2       14.6         8.0
Industrial
Chemicals           49.9      27.0      44.7       26.4       44.9        24.5
Organic
Intermediates &
Colorants           49.9      27.0      38.9       23.0       53.0        29.0
Pharmaceutical
Biochemicals &
Nutritionals        35.4      19.1      28.3       16.7       31.7        17.3
Pharmaceutical
Intermediates &
Custom Mfg.         33.2      18.0      44.3       26.2       38.4        21.0
Institutional
Sanitary
Supplies &
Other                5.0       2.7       2.6        1.5        0.4         0.2
TOTAL NET SALES
                   184.8     100.0     169.2      100.0      183.0       100.0

                            Gross Profit By Segment

Segment                2000                 1999                 1998

                             % of                 % of                   % of
                $ MILLION    TOTAL  $ MILLION     TOTAL   $ MILLION      TOTAL
Agrochemicals        3.9      12.2       3.7       14.1        3.7        14.0
Industrial
Chemicals            9.2      28.8       7.7       29.3        8.0        30.2
Organic
Intermediates &
Colorants            7.3      22.8       5.4       20.5        6.8        25.7
Pharmaceutical
Biochemicals &
Nutritionals         6.3      19.7       4.8       18.3        5.0        18.8
Pharmaceutical
Intermediates &
Custom Mfg.          2.7       8.4       3.3       12.5       3.0         11.3
Institutional
Sanitary
Supplies &
Other                2.6       8.1       1.4        5.3        -           -
TOTAL GROSS
PROFIT              32.0     100.0      26.3      100.0       26.5       100.0


SALES AND GROSS PROFIT
In fiscal 2000 vs. 1999 net sales increased 9%. The acquisition of the distribution business of Schweizerhall, completed in January 2000, accounted for a majority of the 25% increase in the Pharmaceutical Biochemicals and Nutritionals segment and a smaller portion of the 11% increase in the Industrial Chemicals segment. The remainder of the Industrial Chemicals increase was from a general strengthening of demand across its product lines.

The 28% increase in sales of the Organic Intermediates and Colorants segment was due to a general rebound in demand from the very depressed levels of 1999, coupled with new sales of agricultural intermediates. On the other hand, the Pharmaceutical Intermediates and Custom Manufacturing segment declined 25%, reflecting lower sales of one significant product which accounted for over 45% of sales of this segment in 2000 and 55% in 1999. In fiscal 2001, we do not anticipate that there will be any sales of this product.

The inclusion in the results for a full year of CDC Products Corp. (CDC) and, for nine months, Magnum, both acquisitions in the Institutional Sanitary Supplies and Other segment, accounted for that segment's increase.

Gross profit by segment for the entire corporation increased 22%. The Industrial Chemicals, Organic Intermediates and Colorants, and Pharmaceutical Biochemicals and Nutritionals segments all showed higher percentage increases in gross profit than sales. Generally, this was the result of a corporate focus on improved sourcing, especially from China. Also, the growth of the Institutional Sanitary Supplies and Other segment contributed, as these products have significantly higher gross profit percentages.

In fiscal 1999 vs. 1998 net sales decreased 8%. The Agrochemicals and Organic Intermediates and Colorants segments showed the largest changes. The Agrochemicals segment suffered the loss of two very low profit products. Continued erosion in selling prices was the main factor in the sales decrease in the Organic Intermediates and Colorants segment. The Pharmaceutical Intermediates and Custom Manufacturing segment increased because of increased sales of several relatively new products. The loss of sales of one biochemical accounted for most of the 11% decrease in the Pharmaceutical Biochemicals and Nutritionals segment. Lastly, the acquisition of CDC was the cause of the increase in the Institutional Sanitary Supplies and Other segment.

Total gross profit by segment, corporatewide, decreased only slightly. The Organic Intermediates and Colorants segment showed the largest decrease, and this was in line with the sales decrease.

The aforementioned loss of sales in the agrochemicals segment had virtually no impact on gross profit. Several segments showed slight decreases or increases and the cumulative effect of these segments was offset by the increase in Institutional Sanitary Supplies and Other from the CDC acquisition.

Selling, General and Administrative Expense
Selling, general and administrative expenses increased by $2.7 million to $18.0 million in fiscal 2000 compared to $15.3 million in fiscal 1999. The inclusion of CDC and Magnum in the consolidated financial statements accounted for $1.5 million of this increase. Additional costs relating to the Schweizerhall acquisition accounted for a large portion of the remaining increase. Compensation expense and fringe benefits increased due to routine annual increases. Selling expenses increased due to our expanding China office and expenses relating to the increase in personnel from our recent acquisitions. Bank charges increased significantly due to an informal compensating balance agreement. A significant increase in legal fees was due to an ongoing arbitration with the former owner of CDC. Offsetting some of these increases was a decrease in bad debt expense.

Selling, general and administrative expenses increased by $2.5 million to $15.3 million from $12.8 million in fiscal 1999 compared to 1998. The inclusion of CDC in the consolidated financial statements accounted for $750,000 of this increase. A customer claim in the amount of $237,000 was recorded in March 1999. Compensation increased by $1,000,000 due to payments of bonuses, annual salary increases and additional personnel. In addition, there were increases in legal fees, bad debts and fringe benefits. Offsetting some of these increases were decreases in bank charges, selling expenses and consulting fees.

INTEREST EXPENSE AND OTHER INCOME
Interest expense was $11,000, $18,000 and $59,000 in fiscal 2000, 1999 and 1998, respectively. A twelve year note, payable to the Prudential Insurance Company of America, was paid in full in December 1998.

Interest and other income decreased by $1.3 million to $1.1 million in fiscal 2000 compared to $2.4 million in fiscal 1999. Lower cash available for investments during the fiscal year due to the Company's continuing stock repurchase program, along with the aforementioned acquisitions, caused a significant decrease in interest income on investments. In addition, a loss on marketable securities in fiscal 2000 compared to a gain in fiscal 1999, accounted for $350,000 of this decrease. Royalty income decreased $315,000 in comparing these two periods due to a decrease in sales of an agricultural product sold in Europe.

Interest and other income increased slightly in fiscal 1999 compared to 1998. Higher average cash available for investments during the fiscal year resulted in a slight increase in investment income. Royalty income increased significantly due to increased sales of an agricultural product in Europe. Offsetting most of these increases was a decrease in proceeds from the sale of inventory relating to a subsidiary sold in June 1996. Also, gains on marketable securities decreased in fiscal 1999 compared to 1998.

TAX RATES
The effective tax rates were 37.9%, 37.5% and 35.6% in fiscal 2000, 1999 and 1998, respectively. Significant payments from the Company's non-qualified retirement plan, which are deductible for tax purposes on the date of distribution, caused an unusually low tax rate for the year ended June 30, 1998.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In June 1999 and June 2000, respectively, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 137 and 138 amend SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The impact of the adoption of this new standard will not be material.

In March 2000, the FASB issued FASB Interpretation No. (FIN) 44 "Accounting for Certain Transactions involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. With certain exceptions, FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The impact of this interpretation is not expected to be material.

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

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements relating to such matters as anticipated financial performance and business prospects. When used in this Annual Report, the words "anticipates," "expects," "may," "intend" and similar expressions are intended to be among the statements that identify forward-looking statements. From time to time, the Company may also publish forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors, including, but not limited to, foreign currency risks, political instability, changes in foreign laws, regulations and tariffs, new technologies, competition, customer and vendor relationships, seasonality, inventory obsolescence and inventory availability, could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2000 and 1999.

                     QUARTERLY FINANCIAL DATA (Unaudited)
                    (In thousands except per share amounts)


                                    Year Ended June 30, 2000
                                          Quarter Ended
            SEPT.30,1999       DEC.31,1999      MAR.31,2000       JUNE 30,2000
Net sales       $37,818           $48,254          $55,476            $43,241
Gross profit      5,555             5,825            8,336              7,488
Net income        1,214             1,329            2,071              1,731
Net income per
  common share
  - diluted        0.19              0.21             0.33               0.28

                                    Year Ended June 30, 1999
                                          Quarter Ended
            SEPT.30,1998       DEC.31,1998      MAR.31,1999       JUNE 30,1999
Net sales       $36,365           $46,098          $45,420            $41,306
Gross profit      4,352             6,072            6,704              5,612
Net income        1,018             1,926            1,646              1,501
Net income per
  common share
  - diluted        0.15              0.28             0.25               0.23

Earnings per share calculation for each of the quarters is based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

      The Company's proxy statement relating to the annual meeting of the Company's shareholders to be held on December 7, 2000, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the Proxy Statement), is hereby incorporated by reference.

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

  (b) No reports on Form 8-K were filed during the three months ended June 30, 2000.

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

      10(iii) 401(k) Plan, effective August 1, 1997, (incorporated by reference to Exhibit 10 (iii) to the 1998 10-K).

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

      10(v)(c) 1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999)
                  (1999 10-K).

      10(vi) Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, New York dated May 24, 1990 (incorporated by reference to Exhibit 10(vi) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1990).

      10(vi)(a)   Lease between Aceto Corporation and M. Parisi & Son
                  Construction Co., Inc. for office space at One Hollow Lane,
                  Lake Success, NY dated April 28, 2000.

      10(vi)(b)   Lease between Aceto Corporation and M. Parisi & Son
                  Construction Co., Inc. for office space at One Hollow Lane,
                  Lake Success, NY dated April 28, 2000.

      10(vi)(c)   Lease between CDC Products Corp. and Seaboard Estates for
                  manufacturing and office space at 1801 Falmouth Avenue, New
                  Hyde Park, NY dated October 31, 1999.

      10(vii) Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation (incorporated by reference to Exhibit 10(vii) to 1999 10-K).

      10(viii) Asset Purchase Agreement among Magnum Research Corporation, CDC Products Corp., Roy Gross and Aceto Corporation.

      10(ix) Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation.

      21          Subsidiaries of the Company.

      24          Consent of KPMG LLP.

Exhibit 10 (vi)(a)

THIS AGREEMENT OF LEASE (the Lease), made this 28 day of April, 2000 by and between M. PARISI & SON CONSTRUCTION CO., INC., a New York corporation, having offices at 54-65 48th Street, P.O. Box 780007, Maspeth, New York (hereinafter designated as "Landlord") and ACETO CORPORATION, a New York corporation having an office at One Hollow Lane, Lake Success, NY 11042 (hereinafter designated as "Tenant")

      W I T N E S S E T H :

Landlord hereby leases to Tenant and Tenant hereby hires from Landlord, in the building known as LAKE SUCCESS PLAZA, (hereinafter referred to as the "Building"), and located on land (hereinafter referred to as the "Land") at One Hollow Lane, Lake Success, Nassau County, New York, 11378, that certain space, containing approximately, without representation, 4,800 rentable square feet (subject to a twenty percent (20%) loss factor) located on the second floor together with all fixtures and equipment which at the commencement, or during the term of this Lease are thereto attached (except items not deemed to be included constitute and are hereby called "the demised premises"), which demised premises are approximately as shown on the plan or plans or diagram or diagrams set forth on Exhibit "A" attached hereto and made a part hereof (or incorporated by reference into this Lease as though physically attached hereto) and Tenant shall have the non-exclusive, revocable common or joint use of all Common Areas as said term is hereinafter defined in and subject to the provisions of Article 27.09, of the Land and Building (and such other facilities as to which Tenant is entitled pursuant to the terms hereof; for a term commencing on the Commencement Date (as herein defined), and ending on April 30, 2011, unless sooner terminated in accordance herewith, at an annual fixed rental rate as set forth on Schedule 1 annexed hereto and made a part hereof. Landlord estimates, but does not warrant or represent, that Landlord's Work (as set forth on Exhibit AD@ which is attached hereto and made a part hereof), shall be substantially completed on or about April 12, 2001 and Landlord shall use good faith efforts to commence and diligently complete such work, subject to reasonable delay and force majure. Upon the date that Landlords Work is actually substantially completed,(the Commencement Date) Landlord and Tenant shall execute a commencement date agreement (A Commencement Date Agreement) setting forth the Commencement Date of the term hereof, and the date that the Tenant shall commence paying fixed annual rent as specified in
Schedule 1.

Tenant agrees to pay said fixed annual rent in lawful money of the United States, in equal monthly installments in advance on the first day of each calendar month during said term, at the office of Landlord or such other place in the United States of America as Landlord may designate in writing, without any setoff or deduction whatsoever, except that the first months rent, irrespective of when the first months rent is due, shall be paid upon execution of the within Lease. Should the obligation to pay rent commence on any day other than the first day of a month, then the fixed rent for the unexpired portion of such month shall be adjusted and pro-rated on a per diem basis.
The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

      ARTICLE 1

      Rent

1.01. Tenant shall, commencing on the Commencement Date and throughout the term of this Lease, pay the fixed annual rent and additional rent as above and as hereinafter provided, by good and sufficient check drawn on a bank doing business in the State of New York which is a member of the New York Clearing House or a successor thereto. All sums other than fixed annual rent payable by Tenant hereunder shall be deemed additional rent and payable on demand, unless other payment dates are hereinafter provided, and Landlord shall have the same remedies with respect to a default in payment of any items of additional rent as Landlord has with respect to a default in payment of fixed rent. All rent including fixed annual rent and all items of additional rent shall be payable without setoff or deduction whatsoever. Each of the Witnesseth paragraphs above are herein incorporated as if set forth verbatim herein.

      ARTICLE 2

      Occupancy

2.01. Tenant shall use and occupy the demised premises solely for general offices for Tenant, its subsidiaries, related companies and divisions and permitted assignees and subtenants, and for no other purpose. Without limiting the foregoing, Tenant shall not use or occupy the demised premises as a savings bank, state or Federal savings and loan association, commercial bank or trust company, or any combination of uses incidental to the foregoing.

      ARTICLE 3

      Alterations and Installations

3.01. Tenant shall make no alterations, installations, additions or improvements in or to the demised premises without Landlord's prior written consent, which consent , shall not be unreasonably withheld or delayed, provided that Tenant otherwise complies with all other applicable terms, covenants and conditions of this Lease, including Section 3.09. All work, including alterations, installations, additions or improvements in and to the demised premises shall be done only by Landlord (or Landlords affiliate) as general contractor with such subcontractors, materialmen and mechanics selected by Landlord (or Landlords affiliate). All such work, alterations, installations, additions and improvements shall be done at Tenant's sole cost and expense and at such times and in such manner so as not to unreasonably interfere with the peaceful enjoyment of the Building by other tenants, provided however, that nothing herein shall require Landlord (or its affiliate) as general contractor to perform any such work during non-business hours at night, on weekends or on holidays. Prior to commencement of such work, for all work over the sum of $50,000, Tenant must obtain and file a Payment or Surety and Completion Bond with Landlord, from a licensed surety company reasonably acceptable to Landlord and such bond shall otherwise be in form and content acceptable to Landlord.

3.02. Any mechanic's lien (a "Lien") filed against the demised premises and/or the Land and/or the Building for work claimed to have been done for or materials claimed to have been furnished to Tenant shall be discharged of record by Tenant at its expense within thirty (30) days after notice, by payment, filing of the bond required by law or otherwise. If Tenant shall elect to discharge any such Lien by bonding, Tenant shall, within ten (10) days after the filing of such Lien apply for and diligently prosecute an application for a court order to remove said Lien of record within not less than thirty (30) thereafter.

3.03. All alterations, installations, additions and improvements made and installed and paid for by Landlord shall become and be the property of Landlord and shall remain upon and be surrendered with the demised premises as a part thereof at the end of the term of this Lease, excluding Tenant's modular work stations.

3.04. All non-structural alterations, installations, additions and improvements made and installed by Tenant, or at Tenant's expense, upon or in the demised premises shall be removed at the end of the term of the Lease at Tenant's expense and the demised premises restored by Tenant, and any damages created thereby shall be repaired, all at Tenant's cost and expense.

3.05. Where furnished by or at the expense of Tenant all movable furniture, furnishings and trade fixtures, including without limitation, murals, business machines and equipment, counters, screens, grille work, special paneled doors, cages, partitions, metal railings, closets, paneling, lighting fixtures and equipment, drinking fountains, refrigerators, and any other movable property shall remain the property of Tenant which Tenant shall be obligated to remove at any time prior to the expiration or sooner termination of the term of this Lease, and without limiting Tenants other obligations, Tenant shall repair all damage occasioned by such removal, at Tenant's sole cost and expense. All such property which is not so removed by Tenant shall, without limiting Landlords other rights and remedies, either be retained by Landlord as Landlords property or may be removed from the demised premises by Landlord, at Tenants sole cost and expense.

3.06. Tenant shall keep records of Tenant's alterations, installations, additions and improvements, and the cost thereof. Tenant shall, within 45 days after demand by Landlord, furnish to Landlord copies of such records and cost if Landlord shall require same in connection with any proceeding to reduce the assessed valuation of the Building, or in connection with any proceeding instituted pursuant to Article 9 hereof.

3.07. During the course of Tenant's alterations, Tenant will carry or cause to be carried adequate Worker's Compensation Insurance, Builders Risk, Comprehensive General Liability and such other insurance as may be required by law to be carried by Landlord or Tenant or required by Article 40 hereof in connection with such construction, and such insurance (except the Worker's Compensation Insurance) shall name Landlord, Landlord's managing agent, and all mortgagees and ground lessors and such other parties as Landlord shall designate as additional insureds.

3.08. "Structural Changes" shall mean changes or repairs to the "structural elements" of the Building, which are the foundation, floor plate, exterior or load-bearing walls, curtain wall, roof and the Building-wide plumbing, electrical and heating, ventilation and air conditioning systems (said heating, ventilation and air conditioning systems are sometimes hereinafter referred to collective as the "HVAC System").

3.09. Notwithstanding anything contained elsewhere in this Lease, if Tenant desires to make any alterations, installations, additions or improvements, Tenant will, without limiting Tenant's other obligations, comply with all of the following at Tenant's sole cost and expense:

a) Tenant shall furnish Landlord with the plans of the planned alterations prior to construction.

b) Tenant must furnish Landlord with an "as-built" plan upon the completion of any work.

c) Tenant will obtain all governmental permits and pay all applicable government fees, including filing fees.

d) Tenant will file appropriate plans with governmental authorities, where applicable.

e) Tenant will perform all alterations, installations, additions and other improvements in a good and workmanlike manner in accordance with standards at least equivalent to the standards prevailing in the building of which the demised premises form a part.

f) Tenant shall pay for, and shall otherwise accept full responsibility for, any additions and changes in sprinklers, passages, legal exits, entrances, corridors, stairs, elevators and toilets, which may be necessitated by such alterations, installations, additions or improvements and shall not do any work which shall adversely affect the remainder of the building of which the demised premises form a part, provided however, that Tenant shall not have any right to make any such alterations, installations, additions or improvements or perform any work without Landlords express prior written consent in each instance.

g) Tenant shall not make any installation, alteration, addition or other improvement on or through the roof, nor shall Tenant or Tenant's agents enter upon the roof or place objects thereon without the specific prior written permission of Landlord, who, if such permission is granted, shall specify the time and conditions under which such entry may be obtained. Landlord may make such rules and regulations as they deem appropriate to govern Tenant's use or access to the roof for any purpose whatsoever.

      ARTICLE 4

      Repairs

4.01. Tenant shall, at its sole cost and expense and only using Landlord (or its affiliate) as general contractor, take good care of the demised premises and the furniture, fixtures, equipment and appurtenances therein, and shall keep and maintain the demised premises and the furniture, fixtures, equipment and appurtenances therein, including but not limited to, any and all bathrooms and kitchens which are located within the demised premises, in a condition of good order and repair. Without limiting the foregoing, Tenant shall make all repairs to the demised premises, the Building and the Land, using only Landlord (or Landlords affiliate) as general contractor including the fixtures and appurtenances in the demised premises and including further Structural Changes of any kind which are necessitated by the act, omission, use, occupancy, negligence or other misconduct of Tenant, its employees, agents, contractors, servants, licensees or invitees or which are necessitated by any breach or default of any of the terms, covenants and conditions of this Lease, as and when needed to keep them in good working order and condition. In addition, Tenant shall, at Tenant's sole cost and expense, using Landlord or its affiliate as general contractor, maintain, repair and replace all HVAC, electric, plumbing and other systems and facilities located within the demised premises which are supplemental or special to the Buildings standard systems, whether installed pursuant to this Lease or otherwise. In addition, all damages or injury to the demised premises and to its fixtures, appurtenances, systems, facilities or in and to the Building or to its fixtures, appurtenances, systems, facilities and caused by Tenant, its agents, employees, contractors, servants, licensees or invitees moving property in or out of the Building or by installation or removal of , fixtures, or other property, shall be repaired, restored or replaced promptly by Tenant at its sole cost and expense, using Landlord or Landlords affiliate as general contractor, which repairs restorations and replacements shall be in quality and class equal to the original work or installations. Without limiting Landlords other rights and remedies, Tenant shall pay to Landlord the full cost and expense incurred by Landlord or its affiliate as general contractor in performing such repairs, restorations or replacements which shall be payable by Tenant to Landlord within 15 days after rendition of a bill therefor.

4.02. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which such floor was designed to carry and which is allowed by law. Landlord represents that the floor load is sufficient for Tenant's use for general office purposes.

4.03. Business machines and mechanical equipment belonging to Tenant which cause vibration, noise, cold or heat that may be transmitted to the Building structure or to any leased space to such a degree as to be reasonably objectionable to Landlord or to any other tenant in the Building shall be placed and maintained by Tenant at its expense in settings of cork, rubber or spring-type vibration eliminators sufficient to absorb and prevent such vibration or noise, cold or heat. The parties hereto recognize that the operation of elevators, air conditioning and heating equipment will cause some vibration, noise, heat or cold which may be transmitted to other parts of the Building and demised premises. Landlord shall be under no obligation to endeavor to reduce such vibration, noise, heat or cold beyond what is customary in a first class office building such as the Building.

4.04. Unless expressly provided for in this Lease, there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from the making of any repairs, alterations, additions or improvements in or to any portion of the Building or the demised premises or in or to fixtures, appurtenances or equipment thereof.

4.05. Landlord, at its sole cost and expense, shall maintain and make all necessary Structural Changes to (i) the Building and the demised premises, and
(ii) the Common Areas, (hereinafter defined in Section 27.09), except that: (a) Landlord shall not be responsible for the maintenance, repair or replacement of any systems including but not limited to heating, ventilating and air conditioning, electric, plumbing including bathrooms and kitchens which are located within the demised premises and are supplemental or special to the Building standard systems, whether installed pursuant to this Lease or otherwise; and (b) the cost of performing any maintenance, repairs or replacements caused or necessitated by the negligence or other misconduct of Tenant, its employees, agents, servants, contractors, licensees or invitees or the failure of Tenant to perform its obligations under this Lease, shall be paid by Tenant, except to the extent of insurance proceeds, if any, actually collected by Landlord with regard to the damage necessitating such repairs; and
(c) Landlord shall not be responsible for the maintenance, repair or replacement of any floor coverings located in the demised premises; and (d) Landlord shall also not be responsible for the replacement, repair or maintenance of any electric lighting (including but not limited to tubes, bulbs, ballasts) and any wall finish or covering within the demised premises; and (e) Landlord shall also not be responsible for any repairs, maintenance or replacements which are the obligation of Tenant pursuant to the terms of this Lease.

      ARTICLE 5

      Requirements of Law; Fire Insurance

5.01. Tenant, at its sole cost and expense, shall comply with all law, orders and regulations of Federal, State, County, Municipal and other local governments, departments, commissions, authorities, and boards and with any direction of any public officer or officers, pursuant to law, which shall impose any violation, order or duty upon Landlord or Tenant with respect to the demised premises and arising out of Tenant's use or manner of use or occupancy of the demised premises (including Tenant's permitted use) or with respect to the Building or Land, if arising out of Tenants use or manner of use or occupancy of the demised premises or the Building (including Tenant's permitted use) or Land.

5.02. Tenant shall not do or permit to be done any act or thing upon the Building, which will invalidate or be in conflict with New York Standard Fire insurance policies covering the Building, and fixtures and property therein, or which would increase the rate of fire insurance applicable to the Building to an amount higher than it otherwise would be; and Tenant shall neither do nor permit to be done any act or thing upon the Land and Building which shall or might subject Landlord to any liability or responsibility for injury to any person or persons or to property by reason of any business or operation being carried on upon the Building; but nothing in this Section 5.02 shall prevent Tenant's use of the demised premises for the purposes stated in Article 2 hereof.

5.03. If, as a result of any act or omission by Tenant or violation of this Lease, the rate of fire insurance applicable to the Building shall be increased to an amount higher than it otherwise would be, Tenant shall reimburse Landlord for all increases of Landlord's fire insurance premiums so caused; such reimbursement to be additional rent payable upon the first day of the month following any outlay by Landlord for such increased fire insurance premiums.
In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rates for the Building or demised premises issued by the body making fire insurance rates, shall be presumptive evidence but not conclusive of the facts therein stated and of the several items and charges in the fire insurance rate than applicable to said Building.

5.04. Tenant shall not use or suffer the demised premises to be used in any manner so as to create an environmental violation or hazard, nor shall Tenant cause or suffer to be caused any chemical contamination or discharge of a substance of any nature which is noxious, offensive or harmful or which under any law, rule or regulation of any governmental authority having jurisdiction constitutes Hazardous Materials as hereinafter defined.

5.05. Tenant shall also immediately notify Landlord in writing of any environmental concerns of which Tenant is or becomes aware and which are raised by any private party or government agency with regard to Tenant's business at the demised premises. Tenant shall also notify Landlord immediately of any hazardous waste spills at the demised premises and of any other Hazardous Materials of which Tenant becomes aware.

5.06. Not in limitation of the generality of the foregoing, but as additional covenants, Tenant specifically agrees that (i) Tenant shall not generate, manufacture, refine, transport, treat, store, handle, dispose or otherwise deal with any hazardous substances or hazardous waste as now or hereafter defined by applicable law; and (ii) Tenant shall defend, indemnify and hold Landlord harmless against any liability, loss, cost or expense, including reasonable attorneys' fees and costs (whether or not legal action has been instituted) incurred by reason of the existence of or any failure by Tenant to comply with any environmental law now or hereafter in effect. Notwithstanding the foregoing, but without limiting Tenant's other obligations under this Article 5, Tenant shall have the limited right to bring samples of its chemical products into the demised premises subject to the following conditions:

1. All such samples shall be stored, transported, shipped or otherwise handled in accordance with applicable local, state and federal environmental, fire, health and safety laws, rules and regulations.

2. No such samples shall be disposed of within or on the demised premises, the Building or the Land, whether by use of any plumbing, trash receptacles or otherwise. Tenant shall only dispose of such samples off-site by using only licensed and bonded hazardous waste removal contractors.

3. The Tenant shall provide a locked storage area for said chemicals, and Tenant shall provide access to such storage area at all times to any and all state or local fire, police or other public safety officers.

4. Tenant shall also comply with all requirements of Landlord's insurance carrier and will pay any increase in policy premiums to Landlord which may result from Tenant's storage, transportation, shipment or other handling of such chemical samples at the demised premises. If Landlord's mortgagee gives notice that the presence of such chemical samples is a default under any mortgage or mortgage related instrument or if Landlord's insurance carrier gives notice to Landlord that it intends to cancel any of Landlord's insurance policies based upon the presence of such chemical samples, then Tenant shall cease the storage, transportation, shipment or other handling of such chemical samples within three (3) days after receipt of written demand from Landlord.

5.07. As used herein, the term "Hazardous Materials" means and includes all potentially hazardous materials, including without limitation radon, oil, gas and other petroleum products, lead paint, asbestos and asbestos containing materials.

5.08. Tenant covenants and agrees that at any and all times during the term of this Lease it shall be responsible for compliance with any federal, state, county, local, or municipal law (including without limitation Local Law 76, as same now exists or may hereafter be amended, if the Building is located in New York City), statute, ordinance, code, regulation or administrative recommendation pertaining to Hazardous Materials which may have been introduced by the Tenant or its agents, employees contractors, licensees or invitees (including without limitation any requirements pertaining to the cleanup, removal, and/or encapsulation of any Hazardous Materials that may be in or at the demised premises or may have emanated therefrom). Tenant shall, at its sole cost and expense, undertake any and all steps which may be required for compliance as aforesaid. In addition, Tenant shall be solely responsible for restoring and repairing any damage to the demised premises caused by or resulting from such compliance, e.g. the replacement of any ceiling tiles or insulation with comparable products not containing any Hazardous Materials.

5.09. Tenant shall indemnify and save harmless the Landlord, Landlord's agents, servants, and employees, from and against all claims and demands whether for injuries to persons or loss of life, or damage to property, related to or arising in any manner whatsoever out of the clean-up, removal and/or encapsulation of Hazardous Materials provided same is occasioned wholly or in part by any act or omission of (or failure to comply with legal requirements by) Tenant, its agents, contractors, employees, servants and licensees. In the event Landlord shall, without fault on its part, be made a party to any litigation or administrative proceedings commenced by or against Tenant, then Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorneys fees incurred or paid by Landlord in connection with such litigation.

5.10. Notwithstanding anything herein to the contrary, Tenant shall file no documents or take any other action under this Article without Landlord's prior written approval thereof, and Landlord shall also have the right to file such documents or take such action instead or on behalf of Tenant (but still at Tenant's sole cost and expense), and Tenant shall cooperate with Landlord in so doing. Tenant shall also (i) furnish Landlord with copies of any documents filed by Tenant pursuant to any environmental law; (ii) permit Landlord to be present at any inspection, on or off site, and at any meetings and substances dealt with by Tenant at the demised premises, as well as any additional information available to Tenant for government filings or determinations as to whether there has been compliance with an environmental law.

5.11. Landlord shall also have the right, but not the obligation, to enter the demised premises at any time to conduct tests to discover the facts of any alleged or potential environmental problem. In the event Tenant fails to comply as aforesaid with the clean-up, removal, and/or encapsulation of Hazardous Materials when so required within the period of time permitted or promulgated, then in such event Landlord (or its affiliate) may undertake said work, but shall not be obligated to do so. Should Landlord (or its affiliate) undertake said work required by Tenant as aforesaid, then in such event, Landlord shall render a statement to Tenant for the cost and expenses of undertaking said work plus a charge of twenty (20%) percent for administrative costs and expenses, which statement shall be paid by Tenant as Additional Rent within ten (10) days of receipt thereof. Failure of Tenant to undertake compliance as aforesaid shall constitute a material default under this Lease for which Landlord shall have all rights and remedies, including without limitation the right to terminate this Lease and the right to hold Tenant responsible for the entire cost of compliance as aforesaid and for all of Landlord's damages resulting from Tenant's failure to so comply.

5.12. The provisions of this Article shall survive the expiration or earlier termination of this Lease, and the Tenant shall require any permitted assignee or sub-lessee of the demised premises to agree expressly in writing to comply with all the provisions of this Article.

      ARTICLE 6

      Subordination

6.01. This Lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument of subordination shall be required by any mortgagee. In confirmation of such subordination, Tenant shall execute promptly any certificate that Landlord may reasonably request.

      ARTICLE 7

      Loss, Damage, Reimbursement, Liability, etc.

7.01. Landlord or its agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Building, or from the pipes, appliances or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature, unless any of the foregoing shall be caused by or due to the negligence, breach of guarantees, act or omissions of Landlord, its agents, servants or employees.

7.02. Tenant shall reimburse Landlord for all expense, damages or fines incurred or suffered by Landlord, and for which Landlord has not been or will not be reimbursed by insurance, by reason of any breach, violation or nonperformance by Tenant, or its agents, servants or employees, of any covenant or provision of this Lease, or by reason of damage to persons or property caused by moving property of or for Tenant in or out of the Building, or by the Tenant or by reason of or arising out of the carelessness, negligence or improper conduct of Tenant, or its agents, servants or employees in the use or occupancy of the demised premises with out prejudice to Landlord's other rights and remedies.

7.03. Tenant shall give Landlord notice in case of fire or accidents in the demised premises promptly after Tenant is aware of such event.

7.04. As a material inducement for Landlord to execute and deliver this Lease, Tenant agrees to look solely to Landlord's estate and interest in the Land and Building, or the Lease of the Building, and the demised premises, for the satisfaction of any right or remedy of Tenant for the collection of a judgment (or order or other judicial process) requiring, in whole or in part, the payment of money by Landlord, in the event of any liability by Landlord hereunder, and no other property or assets of Landlord shall be subject to levy, execution, attachment, or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this Lease, the relationship of Landlord and Tenant hereunder, or Tenant's use and occupancy of the demised premises, or for any other liability of Landlord to Tenant.

7.05. Each party hereby releases the other party (which term as used in this paragraph includes the employees, agents, officers and directors of the other party) from all liability whether for negligence or otherwise, in connection with loss covered by any insurance policies which the releasor carries with respect to the demised premises or any interest or property therein or, thereon (whether or not such insurance is required to be carried under this Lease), but only to the extent that such loss is collected under said insurance policies. Such release is also conditioned upon the inclusion in the policy or policies of a provision whereby any such release shall not adversely affect said policies or prejudice any right of the releasor to recover thereunder. Each party agrees that its insurance policies, aforesaid, will include such a provision so long as the same shall be obtainable without extra cost, or if extra cost shall be charged therefor, each party shall advise the other thereof of the amount of the extra cost, and the other party, at its election, may pay the same, but shall not be obligated to do so.

      ARTICLE 8

      Destruction - Fire or Other Cause

8.01. If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Landlord and this Lease shall continue in full force and effect except as hereinafter set forth.

8.02. If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Landlord and the rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the demised premises which is usable.

8.03. If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the demised premises shall have been repaired and restored by Landlord, subject to Landlord's right to elect not to restore the same as hereinafter provided.

8.04. If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or part) if the Building shall be so damaged that Landlord shall decide to demolish it or not to rebuild it, then, in any of such events Landlord may elect to terminate this Lease by written notice to Tenant, given within 90 days after such fire or casualty, specifying a date for the expiration of this Lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this Lease shall expire as fully and completely as if such date were the date set forth above for the termination of this Lease and Tenant shall forthwith quit, surrender and vacate the demised premises without prejudice however, to Landlord's rights and remedies against Tenant under the Lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any rent paid for periods subsequent to such date shall be returned to Tenant. Unless Landlord shall serve a termination notice as provided for herein, Landlord shall make the repairs and restorations under the conditions of 8.02 and 8.03 hereof, with all reasonable diligence, subject to delays due to adjustment of insurance claims, labor troubles, the events set forth or encompassed by the provisions of Article 25 and any and all other causes beyond Landlord's control. After any such casualty, Tenant shall cooperate with Landlord's restoration by removing from the demised premises as promptly as reasonably possible, all of the Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five (5) days after written notice from Landlord that the demised premises are substantially ready for Tenant's occupancy excluding Tenant's furniture, furnishings, fixtures, equipment, improvements or appurtenances removable by Tenant which Landlord will not have any obligation to repair or restore.

8.05. No damages, compensation or claim shall be payable by Landlord to Tenant for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the demised premises or of the Building.

8.06. Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law, Landlord and Tenant hereby releases and waives all right of recovery against the other or anyone claiming through or under each of them by way of subrogation or otherwise. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefiting from the waiver shall pay such premium within ten (10) days after written demand or shall be deemed to have agreed that the party obtaining insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Landlord will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Landlord will not be obligated to repair any damage thereto or replace the same.

8.07. Tenant hereby waives the provisions of Section 227 of the Real Property Law of the State of New York and agrees that the provisions of this Article shall govern and control in lieu thereof.

      ARTICLE 9

      Eminent Domain

9.01. In the event that the whole of the demised premises shall be lawfully condemned or taken in any manner for any public or quasi-public use or purpose, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title (hereinafter referred to as the "date of taking"), and Tenant shall have no claim against Landlord or the condemning authority for, or make any claim for, the value of any expired term of this Lease, nor any other claim, and the rent and additional rent shall be apportioned as of such date.

9.02. In the event that any part of the demised premises shall be so condemned or taken, then this Lease shall be and remain unaffected by such condemnation or taking, except that the rent and additional rent allocable to the part so taken shall be apportioned as of the date of taking, provided, however, that Tenant or Landlord may each elect to cancel this Lease if more than twenty-five (25%) percent of the demised premises shall be so condemned or taken, provided such notice of election is given to the other party, not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice by Tenant. Upon such partial taking and this Lease continuing in force as to any part of the demised premises, the rent and additional rent shall be diminished by an amount representing the part of said rent and additional rent properly applicable to the portion or portions of the demised premises which may be condemned or taken. If as a result of the partial taking (and this Lease continuing in force as to the part of the demised premises not so taken), any part of the demised premises not taken is damaged, Landlord agrees with reasonable promptness to commence the work necessary to restore the damaged portion to the condition existing immediately prior to the taking, and prosecute the same with reasonable diligence to its completion.

9.03. Nothing hereinabove provided shall preclude Tenant from appearing, claiming, proving and receiving in the condemnation proceeding, Tenant's moving expenses, and the value of Tenant's movable furniture, fixtures and equipment which do not become part of the Building or property of Landlord, provided such claims do not diminish Landlord's award.

9.04. In the event that more than twenty-five (25%) per cent of the demised premises shall be so taken and neither Tenant nor Landlord have elected to cancel this Lease as above provided, the entire award for partial taking shall be paid to Landlord, and Landlord, at Landlord's own expense, shall to the extent of the net proceeds (after deducting reasonable expenses including attorneys' and appraisers' fees) of the award restore the unaffected part of the Building to substantially the same condition and tenantability as existed prior to the taking. Until said unaffected portion is restored, Tenant shall be entitled to a proportionate abatement of rent for that portion of the demised premises which is being restored and is not usable until the completion of the restoration or until the said portion of the demised premises is used by Tenant, whichever is sooner. Said unaffected portion shall be restored within a reasonable time but not more than six (6) months after the taking provided, however, if Landlord is delayed by strike, lockout, the elements, any of the events set forth or encompassed by Article 25 or any other causes beyond Landlord's control, the time for completion shall be extended for a period equivalent to the delay. Should Landlord fail to complete the restoration within the said six (6) months or the time as extended, Tenant may elect to cancel this Lease and the term hereby granted in the manner and with the same results as set forth in the next two sentences of this Section 9.04. If such partial taking shall occur in the last two years of the term hereby granted, either party, irrespective of the area of the space remaining, may elect to cancel this Lease and the term hereby granted, provided such party shall, within thirty (30) days after such taking, give notice to that effect, and upon the giving of such notice, the rent shall be apportioned and paid to the date of expiration of the term specified and this Lease and the term hereby granted shall cease, expire and come to an end upon the expiration of said thirty days specified in said notice. If either party shall so elect to end this Lease and the term hereby granted, Landlord need not restore any part of the demised premises and the entire award for partial condemnation shall be paid to Landlord, and Tenant shall have no claim to any part thereof, except as to the items set forth in Section 9.03 where same are applicable.

9.05. In the event all or any part of the demised premises shall be taken for a temporary use or occupancy, (a) the Lease term shall not be reduced or affected in any way except as provided in (d) below, (b) Tenant shall continue to be responsible for all of its obligation hereunder and shall continue to pay all rents and additional rents when due, (c) Tenant shall be entitled to receive that portion of the award which represents reimbursement for the cost of restoration of the demised premises, compensation for the use and occupancy of the demised premises and for any taking of Tenant's property, except that, if the temporary period of taking shall extend beyond the expiration of the term of this Lease, the portion of the award representing compensation for the use and occupancy of the demised premises shall be apportioned between Landlord and Tenant as of said expiration date of said term and Landlord shall receive that portion of the award which represents reimbursements for the cost of restoration of the demised premises, and (d) if the date of taking shall occur during the last three (3) years of the term of this Lease, Tenant may elect to cancel this Lease by notice of election given by Tenant to Landlord not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice and the rent and additional rent shall be apportioned as of such termination date, with Landlord and not Tenant, to receive the portion of the award which represents reimbursement for the cost of restoration of the demised premises and the portion of the award representing compensation for the use and occupancy of the demised premises for the time subsequent to the cancellation date.

9.06. In the event more than one-third (1/3) of the parking spaces shall be so condemned or taken which parking spaces formulate part of the overall Land, and the Landlord is not able to provide on-premises parking equal to two-thirds (2/3) of the original parking areas, then in that event the Tenant may elect to cancel this Lease and the terms hereby granted in accordance with the provisions of Section 9.02 applicable to condemnation of more than twenty-five (25%) percent of the demised premises. Landlord shall give notice to Tenant within sixty (60) days of the date of such taking as to whether or not Landlord will in fact restore sufficient parking facilities as herein set forth. If Tenant does not elect to cancel this Lease, as aforesaid, then there shall be no reduction or abatement in rent and this Lease shall otherwise remain in full force and effect.

      ARTICLE 10

      Assignment and Subletting

10.01. Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this Lease, nor underlet, or suffer or permit the demised premises or any part thereof to be used or occupied by others, without the prior written consent of Landlord in each instance. If this Lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anyone other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, undertenant or occupant, and apply the net amount collected to the rent herein reserved, but no assignment, underletting, occupancy or collection or the acceptance of the assignee, undertenant or occupant as tenant, shall be deemed a waiver of the provisions hereof or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained; it being expressly understood and agreed that Tenant shall remain fully liable for the performance and observance of all terms, covenants and conditions of this Lease, including without limitation, timely payment of all rent and items of additional rent. The consent by Landlord to an assignment or underletting shall not in any wise be construed to relieve Tenant from obtaining the express consent in writing of Landlord to any further assignment or underletting. In no event shall any permitted sublessee assign or encumber its sublease or further sublet all or any portion of its sublet space, or otherwise suffer or permit the sublet space or any part thereof to be used or occupied by others, without Landlord's prior written consent in each instance.

10.02. If Tenant desires to assign this Lease or to sublet all or any portion of the demised premises, it shall first submit in writing to Landlord the description of the space and the terms for which Tenant intends to assign or sublease and shall offer in writing, (i) with respect to a prospective assignment, to assign this Lease to Landlord without any payment of monies or other consideration therefor, or, (ii) with respect to prospective subletting, to sublet to Landlord or its designee the portion of the demised premises involved ("Leaseback Area") for the term intended by Tenant in its offer and at the lower of (a) Tenant's proposed subrental or (b) at the same rate of fixed rent and additional rent and otherwise on the same terms, covenants and conditions (including provisions relating to escalation rents), as are contained herein and as are applicable to the portion of the demised premises to be covered by such subletting. The offer shall specify the date when the Leaseback Area will be made available to Landlord which date shall be in no event earlier than sixty (60) days nor later than one hundred eighty (180) days following the acceptance of the offer by the Landlord. If an offer of sublease is made, it shall in addition specify the duration of the term of the proposed sublease as fixed by Tenant, except that if the proposed sublease will result in all or substantially all of the demised premises being sublet, then Landlord shall have the option to extend the term of this sublease to the term of the underlying Lease, less one day. Landlord shall have a period of fifteen (15) days from the receipt of such offer to either accept or reject the same. If Landlord shall accept such offer Tenant shall then execute and deliver to Landlord, or to anyone designated or named by Landlord of reasonable credit standing, an assignment or sublease, as the case may be, in either case in a form reasonably satisfactory to Landlord's counsel.

10.02.1 If a sublease is so made to Landlord or its designee, it shall expressly:

(a) permit Landlord to make further subleases of all or any part of the Leaseback Area and (at no cost or expense to Tenant) to make and authorize any and all changes, alterations, installations and improvements in such space as Landlord may deem necessary for such subletting, at Landlord's expense;

(b) provide that Tenant will at all times permit reasonably appropriate means of ingress to and egress from the Leaseback Area;

(c) negate any intention that the estate created under such sublease be merged with any other estate held by either of the parties;

(d) provide that Landlord shall accept the Leaseback Area "as is" except that Landlord, at Tenant's expense, shall perform all such work physically to separate the Leaseback Area from the remainder of the demised premises and to permit lawful occupancy, it being intended that Tenant shall have no other cost or expense in connection with the subletting of the Leaseback Area;

(e) provide that at the expiration or sooner termination of the term of such sublease Tenant will accept the Leaseback Area in its then existing condition, subject to the obligations of Landlord to make such repairs thereto as may be necessary to preserve the Leaseback Area in good order and condition, ordinary wear and tear expected.

10.02.2 Landlord, or its designee, as the case may be, shall indemnify and save Tenant harmless from all obligations under this Lease as to the Leaseback Area during the period of time it is so sublet except for any obligations which are not performed by Landlord, or its designee, as such subtenant by reason of the acts or omissions of Tenant, its agents, employees, contractors, servants, licensees or invitees. Performance by Landlord, or its designee, under a sublease of the Leaseback Area shall be deemed performance by Tenant of any similar obligation contained in this Lease, and Tenant shall not be liable for any default under this Lease or deemed to be in default hereunder if such default is occasioned by or arises from any act or omission of the Landlord under such sublease or is occasioned by or arises from any act or omission of any occupant holding under or pursuant to any such sublease with Landlord or its designee.

10.03.  If Landlord shall not have accepted Tenant's offer, as provided in
Section 10.02, then Landlord will not unreasonably withhold or delay its consent to Tenant's request for consent to such assignment or subletting. Any such consent of Landlord shall be subject to the terms of this Article and conditional upon there being no default by Tenant (which Tenant has not timely cured or in good faith has commenced to cure and is diligently prosecuting the cure thereof) during the period commencing on the date that Tenant shall have made the offer as set forth in 10.02 to Landlord up to and including the date of the commencement of the term of the proposed sublease or the effective date of any such proposed assignment. In the event Tenant does not successfully sublet or assign the space so designated in 10.02 within six (6) months, then the Landlord's rights in 10.02 shall re-occur before Tenant may sublet or assign such space.

10.04. If Tenant requests Landlord's consent to a specific assignment or subletting, it shall submit in writing to Landlord (which writing shall be in addition to the writing required pursuant to Section 10.02 hereof) (i) the name and address of the proposed assignee or sublessee, (ii) a counterpart of the proposed agreement or assignment or sublease, (iii) reasonably satisfactory information as to the nature and character of the business of the proposed assignee or sublessee, and as to the nature of its proposed use of the space, and (iv) banking, financial or other credit information relating to the proposed assignee or sublessee reasonably sufficient to enable Landlord to determine the financial responsibility and character of the proposed assignee or sublessee. The proposed sublessee or assignee must have a net worth equal to not less than fifty (50%) percent of the net worth of Tenant.

10.05. Upon receiving Landlord's written consent, a duly executed copy of the sublease or assignment shall be delivered to Landlord within ten (10) days after execution thereof. Any such sublease shall provide that the sublessee shall comply with all applicable terms and conditions of this Lease to be performed by the Tenant hereunder. Any such assignment of Lease shall contain an assumption by the assignee of all of the terms, covenants and conditions of this Lease to be performed by the Tenant.

10.06. Anything herein contained to the contrary notwithstanding:

(a) Tenant shall not advertise (but may list with brokers) its space for assignment or subletting at a rental rate lower than the rental rate then being paid by Tenant to Landlord.

(b) The transfer of a majority of the issued and outstanding capital stock of any corporate tenant or subtenant of this Lease or a majority of the total interest in any partnership tenant or subtenant, or a majority of the membership interests in a limited liability company, tenant or subtenant or a majority of the total beneficial interests in any other form of tenant or subtenant, however accomplished, and whether in a single transaction or in a series of related or unrelated transactions, shall be deemed an assignment of this Lease. The transfer of outstanding capital stock of any corporate tenant, for purposes of this Article, shall not include sale of such stock by persons other than those deemed "insiders" within the meaning of the Securities Exchange Act of 1934 as amended and which sale is effected through "over-the-counter market" or through any recognized stock exchange. In no event shall there be an assignment or subletting it being understood and agreed that any assignment or subletting must be to a bona fide operating entity for a bona fide business purpose and which proposed assignment or subletting is not designed to circumvent the restrictions on assignment and subletting set forth in this Lease to a "shell" corporation - said assignment must be to the operating entity.

(c) In addition to the restrictions set forth in this Article 10, no assignments or subletting shall be made:

(i) To any person or entity which shall at that time be a tenant, subtenant or other occupant of any part of the Building of which the demised premises form a part, or any person or entity who has been dealing or negotiating with (or has previously dealt or negotiated with) the Landlord or a broker for space in the Building, or any person or entity with whom Landlord has been in negotiations during the preceding one (1) year for any space in any Building owned or managed by Landlord or its representatives.

(ii) By the legal representatives of Tenant or by any person to whom Tenant's interest under this Lease passes by operation of law, except in compliance with the provisions of this Article;

(iii) To any person or entity for the conduct of business which is not in keeping with the standards and the general character of the Building of which the demised premises form a part.

(iv)  To any person or entity for the practice of medicine in any field.

10.07. Tenant may, with Landlord's prior written consent, which shall not be unreasonably withheld, provided that Tenant otherwise complies with all other terms, covenants and conditions of this Article 10, assign or transfer its entire interest in this Lease and the leasehold estate hereby created or sublet the whole of the demised premises to a successor entity (Successor Entity) of Tenant (as hereinafter defined); provided, however, that (i) Tenant shall not be in default in any of the terms, covenants and conditions of this Lease, (ii) the proposed occupancy shall not increase the office cleaning requirements or impose an extra burden upon the building equipment or building services and
(iii) the proposed subtenant or assignee shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of New York State. A "Successor Entity", as used in this Article 10 shall mean (a) a corporation, partnership, limited liability company or other business entity into which or with which Tenant, its permitted successors or assigns, is merged or consolidated, in accordance with applicable statutory provisions for the merger or consolidation of corporations or other business entities, or (b) a corporation, partnership, limited liability company or other business entity acquiring this Lease and the term hereof and estate hereby granted, together with the goodwill and all or substantially all of the other property and assets, its permitted successors or assigns, and assuming all or substantially all of the liabilities of Tenant, its permitted successors and assigns, or (c) any permitted successor to a Successor Entity becoming such by either of the methods described in subdivisions (a) and (b) above; provided that, immediately after giving effect to any such merger or consolidation, or such acquisition and assumption, as the case may be, the business entity surviving such merger or created by such consolidation or acquiring such assets and assuming such liabilities, as the case may be, shall have assets, capitalization and a net worth, as determined in accordance with generally accepted accounting principles, at least equal to the assets, capitalization and net worth, similarly determined, of Tenant, its permitted successors or assigns, immediately prior to such merger or consolidation or such acquisition and assumption, as the case may be. The acquisition by Tenant, its permitted successors or assigns, of all or substantially all of the assets, together with the assumption of all or substantially all of the obligations and liabilities of any business entity, shall be deemed to be a merger for the purposes of this Article.

10.08. In the event that Tenant sells, sublets, assigns or transfers this Lease and at anytime receives periodic rent and/or other consideration which exceeds that which Tenant would at that time be obligated to pay to Landlord, Tenant shall pay to Landlord 50% of the gross increase, exclusive of the costs of any improvements, in such rent as such rent is received by Tenant and 50% of any other consideration received by Tenant for such subtenant of any other consideration received by Tenant from such subtenant in connection with such sublease or in the case of an assignment of this Lease by Tenant, Landlord shall receive 50% of any consideration paid to Tenant by, such assignee in connection with such assignment.

      ARTICLE 11

      Access to Demised Premises

11.01. Tenant shall permit Landlord to erect, use and maintain pipes, ducts and conduits in and through the demised premises, provided the same are installed concealed behind walls and ceilings of the demised premises and are installed by such methods and at such locations as will not materially interfere with or impair Tenant's layout or use of the demised premises or damage the appearance thereof. Landlord or its agents or designees shall have the right, upon reasonable notice, (except in the event of an emergency) but only upon request (except in the event of an emergency) made to Tenant or any authorized employee of Tenant at the demised premises to enter the demised premises, other than vaults or other enclosures where money, securities or other valuables or confidential documents are kept, at reasonable times during business hours, for the making of such repairs or alterations as Landlord shall be required or shall have the right to make by the provisions of this Lease or any other lease in the Building and, subject to the foregoing, shall also have the right to enter the demised premises for the purpose of inspecting them or exhibiting them to prospective purchasers or lessees of the entire Building or to prospective mortgagees of the fee or of the Landlord's interest in the property of which the demised premises are a part or to prospective assignees of any such mortgages or to the holder of any mortgage on the Landlord's interest in the property, its agents or designees. Landlord shall be allowed to take all material into and upon the demised premises that may be required for the repairs or alterations above mentioned as the same is required for such purpose without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no wise abate, except as otherwise provided in this Lease, while said repairs or alterations are being made, by reason of loss or interruption of the business of Tenant because of the prosecution of any such work, provided Landlord shall exercise reasonable diligence so as to minimize the disturbance.

11.02. Landlord may, upon reasonable notice to the Tenant, during the six (6) months prior to the expiration of the term of this Lease, exhibit the demised premises to prospective tenants.

11.03. If Tenant shall not be personally present to open and permit an entry into the demised premises at any time when for any reason an entry therein shall be urgently necessary by reason of fire or other emergency, Landlord or Landlord's agents may forcibly enter the same without rendering Landlord or such agents liable therefor (if during such entry Landlord or Landlord's agents shall accord reasonable care to Tenants property) and without in any manner affecting the obligations and covenants of this Lease.

      ARTICLE 12

      Certificates of Occupancy

12.01. Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the Building. Landlord represents to the best of its knowledge that the certificate of occupancy for the Building permits the use of the demised premises for the purposes specified in this Lease. Landlord will make no changes to the Building which will result in the change to the Certificate of Occupancy for the Building that would prevent the Tenant from using the demised premises for the use specified in this Lease

      ARTICLE 13

      Bankruptcy

13.01. Subject to the provisions of Section 13.03 and the applicable bankruptcy statutes, if at any time prior to the date herein fixed as the commencement of the term of this Lease there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or a trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, this Lease shall ipso facto be cancelled and terminated, in which event neither Tenant nor any person claiming through or under Tenant or by virtue of any statute or of an order of any court shall be entitled to possession of the demised premises and Landlord, in addition to the other rights and remedies given by Section 13.04 hereof and by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute of rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant upon the execution thereof.

13.02. Subject to the provisions of Section 13.03, if at the date fixed as the commencement of the term of this Lease or if at any time during the term hereby demised there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization of the appointment of a receiver or trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, Landlord may at Landlord's option, serve upon Tenant or any such trustee, receiver, or assignee, a notice in writing stating that this Lease and the term hereby granted shall cease and expire on the date specified in said notice, which date shall be not less than ten (10) days after the serving of said notice and this Lease and the term hereof shall then expire on the date so specified as if that date had originally been fixed in this Lease as the expiration date of the term herein granted. Thereupon, neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the demised premises but shall forthwith quit and surrender the demised premises, and Landlord, in addition to the other rights and remedies Landlord has by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute or rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant.

13.03.  In the event that at any times mentioned in either Sections 13.01 and
13.02 there shall be instituted against Tenant an involuntary proceeding for bankruptcy, insolvency, reorganization or any other relief described in Sections 13.01 or 13.02, Tenant shall have ninety (90) days in which to vacate or stay the same before this Lease shall terminate or before Landlord shall have any right to terminate this Lease, provided the rent and additional rent then in arrears, if any, are paid within fifteen (15) days after the institution of such proceeding, and further provided that the rent and additional rent which shall thereafter become due and payable are paid when due, and Tenant shall not otherwise be in default in the performance of the terms and covenants of this Lease.

13.04. In the event of the termination of this Lease pursuant to Sections 13.01, 13.02 or 13.03 hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the then fair and reasonable rental value of the demised premises for the same period. If the demised premises or any part thereof be re-let by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be prima facie evidence of the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall be limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time, and governing the proceedings in which such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

      ARTICLE 14

      Default

14.01. If Tenant defaults any of the terms, covenants and conditions of this Lease, including the covenants for the payment of rent or additional rent, or if the demised premises become vacant or deserted, or if any execution or attachment shall be issued against Tenant or any of Tenants property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if this lease be rejected under the applicable bankruptcy code; or if Tenant shall fail to move into or take possession of the premises within thirty (30) days after the commencement of the term of this lease, then, in any one or more of such events, upon Owner serving a written ten (10) days notice upon Tenant specifying the nature of said default and upon the expiration of said ten (10) days, if Tenant shall have failed to comply with or remedy such default of if the said default or omission complained of shall be a non-monetary and is of a nature that the same cannot be completely cured or remedied within said ten
(10) day period, and if Tenant shall not have diligently commenced curing such non-monetary default within such ten (10) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such non-monetary default, provided however, that in no event shall Tenant have in excess of thirty (30) days to complete the cure of any such non-monetary default which is of such a nature that same cannot be completely cured within said ten (10) day period, then, in any one or more of such events, Owner may serve a written ten (10) days notice of cancellation of this lease upon Tenant, and upon the expiration of said ten (10) days this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such ten (10) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner, but Tenant shall remain liable as hereinafter provided.

14.01.1 Reference is made to that certain other lease agreement which Landlord and Tenant entered into in October 1990 covering certain space in the Building which was modified by that certain modification of lease dated as of April 14, 1997 (collectively, the Existing Lease). Reference is further made to that certain other lease agreement of even date entered into by and between Landlord and Tenant covering the same premises demised under the Existing Lease (Other Lease). A default by Tenant under the Existing Lease and/or a default by Tenant under the Other Lease shall, at the option of Landlord, constitute a default under this Lease. A default under this Lease by Tenant shall, at the option of Landlord, constitute a default under the Existing Lease and/or the Other Lease. Without limiting the foregoing, in the event that this Lease terminates by reason of Tenant's default or otherwise, including by reason of fire or other casualty or condemnation, then at Landlord's option, the Existing Lease and/or the Other Lease shall also terminate and in the event that the Existing Lease shall terminate by reason of Tenants default thereunder or otherwise, including by reason of fire, casualty or condemnation, then at Landlords option this Lease and/or the Other Lease shall also terminate and in the event that the Other Lease shall terminate by reason of Tenants default and/or otherwise, including by reason of fire, casualty or condemnation, then at Landlords option this Lease and/or the Existing Lease shall also terminate, without prejudice to Landlords other rights and remedies at law and in equity.

14.02. If the notices provided for in Section 14.01 hereof shall have been given, and the term shall expire as aforesaid, or if Tenant shall default in the payment of the rent reserved herein or any item of additional rent herein provided or any part of either or in making any other payment herein provided for, then and in any of such events Landlord may, without notice, re-enter the demised premises, and dispossess Tenant, the legal representatives of Tenant or other occupant of the demised premises, by summary proceedings and lawfully remove their effects and hold the premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.

14.03. Notwithstanding the provisions of Section 14.01 hereof, Tenant, at its own cost and expense may contest, in any manner permitted by law (including appeals to a court, or governmental department or authority having jurisdiction in the matter), the validity or the enforcement of any governmental act, regulation or directive with which Tenant is required to comply pursuant to this Lease, and may defer compliance therewith provided that:

(a) such non-compliance shall not subject Landlord or any of its directors, officers, employees or shareholders to criminal prosecution, criminal or civil penalty or subject the Land and/or Building at One Hollow Road, Lake Success, New York, to lien or sale;

(b) such non-compliance shall not be in violation of any mortgage, or of any ground or underlying lease and/or any mortgage affecting the Building or Land;

(c) Tenant shall first deliver to Landlord a surety bond issued by a surety company licensed in the State of New York or other security satisfactory to Landlord in an amount satisfactory to Landlord, indemnifying and protecting Landlord against any loss or injury by reason of such non-compliance; and

(d) Tenant shall promptly and diligently prosecute such contest.

(e) Tenant shall pay any and all costs and expenses associated with such contest and shall reimburse Landlord for its reasonable attorneys fees associated with the Landlord's review of or participation in Tenant's contest. Landlord shall reasonably cooperate with Tenant, including the execution of such documents as are reasonably necessary under the circumstances, provided that Landlord agrees with the accuracy of such documents and that no provision of this Lease is violated thereby.

      ARTICLE 15

      Remedies of Landlord; Waiver of Redemption

15.01. In case of any such re-entry, expiration and/or dispossess by summary proceedings or otherwise as set forth in Article 14 hereof (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such expenses as Landlord may incur for legal expenses, reasonable attorneys' fees, brokerage, and/or putting the demised premises in good order, or for preparing the same for re-rental; (b) Landlord may re-let the demised premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions or free rent; and/or (c) Tenant shall also pay Landlord as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term this Lease. The failure of Landlord to re-let the demised premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such liquidated damages there shall be added to the said deficiency such expenses as Landlord may incur in connection with re-letting, such as legal expenses, reasonable attorneys' fees, brokerage and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent days specified in this Lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord, at Landlord's option, may make such alterations, repairs, replacements and/or decorations in the demised premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of re-letting the demised premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for the failure or refusal to re-let the demised premises or any parts thereof, or, in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting. In the event of a breach, or threatened breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy, shall not preclude Landlord from any other remedy, in law or in equity. Without limiting Landlord's other rights and remedies, if Tenant shall at any time default hereunder, and if Landlord shall institute an action or summary proceedings against Tenant based upon such default, or if Landlord is otherwise involved in any litigation against Tenant, then Tenant will reimburse Landlord for the reasonable attorneys fees, costs and disbursements incurred by Landlord.

15.02. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of demised premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease or otherwise.

      ARTICLE 16

      Fees and Expenses; Interest

16.01. If Tenant shall default in the observance or performance of any term or covenants on Tenant's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, then, without limiting Landlord's other rights and remedies (a) Landlord may remedy such default for the account of Tenant, immediately and without notice in case of emergency, or in any other case only provided that Tenant shall fail to remedy such default with all reasonable dispatch after Landlord shall have notified Tenant in writing of such default and the applicable grace period for curing such default shall have expired; and (b) if Landlord makes any expenditures or incurs any obligations for the payment of money in connection with such default including, but not limited to, reasonable attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred, with interest, shall be deemed to be additional rent hereunder and shall be paid by Tenant to Landlord upon rendition of a bill to Tenant therefor.

16.02. Without limiting Landlord's other rights and remedies, if Tenant is late in making any payment due to Landlord from Tenant under this Lease, then interest per annum ("interest") calculated at the rate of three percent (3%) above the prime rate of interest charged by The Chase Manhattan Bank in New
York City   shall become due and owing to Landlord on such payment from the date when it was due (or the maximum amount as may then be legally permitted by law whichever is lower).

16.03. If Landlord shall default in the observance or performance of any term or covenants on Landlord's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, and if Landlord shall fail to commence to cure such default within forty-five (45) days after receipt of written demand from Tenant (or if such default cannot be cured within forty-five days, then Landlord shall have a reasonable period of time after receipt of written notice from Tenant to cure such default), and thereafter continue to prosecute such default, then Tenant may remedy such default for the account of Landlord. If Tenant makes any reasonable expenditures or incurs any obligations for the payment of money in connection with the cure of such default, such sums paid or obligations incurred, shall be deemed to be due by Landlord to Tenant within rendition of a bill in reasonable detail to Landlord therefor.

      ARTICLE 17

      No Representations by Landlord

17.01. Landlord or Landlord's agents have made no representations or promises with respect to the Building or demised premises except as herein expressly set forth.

  ARTICLE 18

      End of Term

18.01. Upon the expiration or other termination of the term, Tenant shall quit and surrender to Landlord the demised premises, broom clean, in good order and condition, ordinary wear and tear and damage for which Tenant is not responsible under the terms of this Lease excepted, Tenant's obligation to observe or perform this covenant shall survive the expiration or sooner termination of the term of this Lease. Tenant agrees to indemnify and save Landlord harmless from all costs, claims, loss or liability resulting from delay by Tenant in so surrendering the demised premises, including, without limitation, any claims made by any succeeding tenant founded on such delay. If the last day of the Term or any renewal thereof falls on Saturday or Sunday this Lease shall expire on the business day immediately preceding. Tenant expressly waives, for itself and for any person claiming through or under Tenant, any rights which Tenant or any such person may have under the provisions of Section 2201 of the New York Civil Practice Law and Rules and of any successor law of like import then in force in connection with any holdover summary proceedings which Landlord may institute to enforce the foregoing provisions of this Article 18. In addition, the parties recognize and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the demised premises as aforesaid will be substantial, will exceed the amount of the monthly installments of the fixed annual rent theretofore payable hereunder, and will be impossible to accurately measure. Tenant therefor agrees that if possession of the demised premises is not surrendered to Landlord within twenty-four (24) hours after the expiration date or a sooner termination of the Term, in addition to any other rights or remedy Landlord may have hereunder or at law Tenant shall pay to Landlord for each month and for each portion of any month during which Tenant holds over in the demised premises after the Expiration Date or sooner termination of this Lease, a sum equal to two (2) times the fixed rent and all items of additional rent which was payable under this Lease during the last month of the Term. Nothing herein contained shall be deemed to permit Tenant to retain possession of the demised premises after the Expiration Date or sooner termination of this Lease and no acceptance by Landlord of payments from Tenant after the expiration or sooner termination of the Lease shall be deemed to be other than on account of the amount to be paid by Tenant in accordance with the provisions of this
Article 18, which provisions shall survive the expiration or sooner termination of this Lease.

      ARTICLE 19

      Quiet Enjoyment

19.01. Landlord covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject nevertheless, to the terms and conditions of this Lease, and to any ground leases, underlying leases and mortgages hereinbefore mentioned to which this Lease is subordinate.

      ARTICLE 20

      Definitions

20.01. The term "Landlord" as used in this Lease means only the owner, or the mortgagee in possession, for the time being of the Land and Building (or the owner of a lease of the Building or of the Land and Building), so that in the event of any transfer of title to the Land and Building or said lease, or in the event of a lease of the Building, or of the Land and Building, upon notification to Tenant of such transfer or lease the said transferor Landlord shall be and hereby is entirely freed and relieved of all existing or future covenants, obligations and liabilities of Landlord hereunder, and it shall be deemed and construed as a covenant running with the Land without further agreement between the parties or their successors in interest, or between the parties and the transferee of title to the Land and Building or said lease, or the said lessee of the Building, or of the Land and Building, that the transferee or the lessee has assumed and agreed to carry out any and all such covenants, obligations and liabilities of Landlord hereunder.

20.02. The words "re-enter" and "re-entry" as used in this Lease are not restricted to their technical legal meaning.

20.03. The term "business days" as used in this lease shall exclude Saturdays, Sundays, New Year's Day, Memorial Day, Fourth of July, Labor Day, Thanksgiving Day, and Christmas. For cleaning purposes, "business days" as used in this Lease shall exclude all Saturdays, Sundays, and holidays as set forth in the agreement between Realty Advisory Board on Labor Relations, Inc. or any successor thereto and Local 32B-32J of the Building Service Employees International Union (AFL-CIO). The term "business hours" as used in this Lease shall mean the hours between 8:00 am and 6:00 pm during business days.

20.04. The term "Tenant's Proportionate Share" as used in this Lease shall mean 4.37%.

      ARTICLE 21

      Adjacent Excavation - Shoring

21.01. If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as shall be necessary to preserve the wall of or the Building of which the demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent. If said excavation is conducted by the Landlord or by an authorized agent of the Landlord and it is done in such fashion so as to interrupt Tenant's normal business, to the extent of said interruption the rent herein shall be abated proportionately.

      ARTICLE 22

      Rules and Regulations

22.01. Tenant and Tenant's servants, employees and agents shall observe faithfully and comply strictly with the Rules and Regulations set forth in Exhibit B attached hereto and made part hereof entitled "Rules and Regulations" and such other and further reasonable Rules and Regulations as Landlord or Landlord's agents may from time to time adopt provided, however, that in case of any conflict or inconsistency between the provisions of this Lease and of any of the Rules and Regulations as originally or as hereafter adopted, the provisions of this Lease shall control. Reasonable written notice of any additional Rules and Regulations shall be given to Tenant. Nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations or the terms, covenants or conditions in any other lease, against any other tenant of the Building, and Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees. Landlord will uniformly enforce or not enforce the Rules and Regulations.

      ARTICLE 23

      No Waiver

23.01. No agreement to accept a surrender of this Lease shall be valid unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the demised premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agent shall not operate as a termination of this Lease or a surrender of the premises. In the event of Tenant at any times desiring to have Landlord sublet the demised premises for Tenant's account, Landlord or Landlord's agents are authorized to receive said keys for such purpose without releasing Tenant from any of the obligations under this Lease. The failure of Landlord to seek redress for violation of or to insist upon the strict performance of, any covenant or condition of this Lease or any of the Rules and Regulations set forth herein, or hereafter adopted by Landlord, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. The failure of Landlord to enforce any of the Rules and Regulations set forth herein, or hereafter adopted, against Tenant and/or any other tenant in the Building shall not be deemed a waiver of any such Rules and regulations. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment of rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided.

23.02. This Lease contains the entire agreement between the parties, and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

      ARTICLE 24

      Waiver of Trial by Jury

24.01. Landlord and Tenant do hereby waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the demised premises, and/or any other claims (except claims for personal injury or property damage), and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Landlord commences a proceeding for non-payment of rent, Tenant will not interpose and does hereby waive the rights to interpose any counterclaim of whatever nature or description in any such proceeding except for compulsory counterclaims.

      ARTICLE 25

      Inability to Perform

25.01. If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency, (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Landlord's control, Landlord shall be unable to fulfill its obligations under this Lease or shall be unable to supply any service which Landlord is obligated to supply, this Lease and Tenant's obligation to pay rent hereunder shall in no way be affected, impaired or excused. As Landlord shall learn of the happening of any of the foregoing conditions, Landlord shall promptly notify Tenant of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.

25.02. If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Tenant's control, Tenant shall be unable to fulfill its obligations under this Lease, other than the obligation to pay rent or additional rent hereunder, this Lease and Tenants obligation to pay rent and additional rent hereunder shall in no way be affected, impaired or excused. As Tenant shall learn of the happening of any of the foregoing conditions, Tenant shall promptly notify Landlord of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.

25.03 If, for any reason other than (i) the causes set forth as 1 through 6 of
Section 25.01, or (ii) as a result of the failure of any public utility supplying heat or electricity to the Building, either (a) all of the elevators serving the floors upon which the demised premises are located shall be inoperative for more than seven (7) consecutive business days so that it would be necessary to walk up or down more than two (2) flights of stairs( a flight of stairs shall consist of all stairs in a public stairway of the Building), unless elevator service is available from the floors above or below the demised premises so that it would not be necessary to walk up or down more than two (2) flights of stairs, or (b) if the heating or air conditioning system or the entire electrical system serving the demised premiss shall be inoperative for more than ten (10) consecutive business days during the days when such systems are normally operating to service the demised premises so that Tenant's employees cannot and do not use any part of the demised premises, except on an emergency basis, then Tenant shall be entitled to an abatement of rents for each day after said ten (10) day period for such portion of the demised premises which is inaccessible or which cannot be used by Tenant's employees.

      ARTICLE 26

      Notices

26.01. Any notice or demand, consent, approval or disapproval required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord to Tenant or by Tenant to Landlord, shall be in writing. Unless otherwise required by such law or regulation, such notice or demand shall be given, and shall be deemed to have been served and given by Landlord and received by Tenant upon actual receipt by Tenant or first refusal by Tenant, when Landlord shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office, or official depository within the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Tenant, at the address set forth after Tenant's name on page 1 of this lease with a copy to Fischer & Burstein, P.C., 98 Cutter Mill Road, Suite 294, Great Neck, NY 11021. After Tenant shall occupy the demised premises, a copy of all notices, demand, consents, approvals or disapprovals shall be sent to Tenant at the demised premises. Such notice, demand, consent, approval or disapproval shall be given, and shall be deemed to have been served and given by Tenant and received by Landlord, when Tenant shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office or official depository with the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Landlord, 54-65 48th Street, P.O. Box 780007, Maspeth, New York 11378. Either party may, by notice as aforesaid, designate a different address or addresses for notices, demands, consents, approvals or disapprovals.

      ARTICLE 27

      Services

27.01. Tenant shall have access to the demised premises twenty-four (24) hours a day, seven (7) days per week, subject to the Buildings normal operating hours. Landlord shall provide automatic elevator service to the second floor at all reasonable times. The Building shall be open Monday through Friday from 7:00 AM to 7:00 PM and on Saturday from 9:00 AM to 1:00 PM. At all other times, Tenant's employees shall have access to enter the Building by pass key or security card, provided that Tenant's employees immediately re-lock all doors.

27.02. Landlord shall cause the space in the demised premises to be kept clean in accordance with the standards set forth in Exhibit "C" attached hereto and made a part hereof entitled "Cleaning Schedule", except that if any areas shall be used for the preparation and consumption of food, Landlord's responsibility shall be strictly limited to the "Cleaning Schedule" set forth in Exhibit "C", and Tenant shall be responsible for any and all other cleaning in that space. Tenant may contract with Landlord's cleaning service to clean these areas at Tenant's cost and expense.

27.03. (a) Landlord shall, through the HVAC system of the Building, furnish to the demised premises, on an all year round basis, reasonably sufficient air conditioning, ventilation and heating during the hours from 7:00 A.M. to 7:00 P.M. Monday through Friday and from 9:00 AM to 1:00 PM Saturday.

(b) Landlord will maintain the HVAC system in a manner befitting a first class building and will use all reasonable care to keep the same in proper and efficient operating condition. Landlord shall in no event be responsible for the failure of the HVAC system to meet the requirements hereinbefore specified if such failure results from the occupancy of the demised premises with more than an average of one person for each 100 square feet of usable area or if Tenant installs and operates lighting, machines and appliances the total connected electrical load of which exceeds 4-1/2 watts per square foot of usable area.

(c) Except if the HVAC System is not working, Tenant agrees to keep and cause to be kept closed all the windows in and the exterior doors to the demised premises at all times, and Tenant agrees to cooperate fully with Landlord and to abide by all the regulations and requirements which Landlord may reasonably prescribe for the proper functioning and protection of the HVAC System.

(d) Tenant acknowledges it has been advised that the Building has sealed windows and that, therefore, the air in the demised premises can become stale and even unbreathable when the HVAC system is not operating. Tenant agrees that Landlord shall not be obligated to operate such HVAC System after or before regular business hours as set forth in Section 27.03 (a).

27.04. Without limiting the provisions of Section 25.01, Landlord reserves the right to stop services on the HVAC System, elevator, plumbing and electrical systems when necessary by reason of accident or emergency or for repairs, alterations, replacements or improvements, provided that except in case of emergency, Landlord will notify Tenant in advance, if possible, of any such stoppage and, if ascertainable, its estimated duration, and will proceed diligently with the work necessary to resume such service as promptly as possible and in a manner so as to minimize interference with the Tenant's use and enjoyment of the demised premises.

27.05. Tenant shall employ or retain any contractor, including any subcontractor to perform any work in the demised premises as such contractor, including any subcontractor, is first approved in writing by Landlord and without limiting the foregoing, Tenant shall only employ or retain such contractor, subcontractor, supplier or materialmen as will not result in jurisdictional disputes or strikes.

27.06. If Tenant is permitted hereunder to and does have a separate area for the preparation or consumption of food in the demised premises, Tenant shall employ, on a regular basis, an exterminator to keep the demised premises free from vermin; and the Tenant will provide garbage storage areas to comply with local codes and specifications thereof to be approved by Landlord, or other means of disposing of garbage reasonably satisfactory to Landlord. Tenant is responsible for all exterminating in the demised premises.

27.07. Tenant agrees to employ such office maintenance contractor as Landlord may approve and upon further provision that employment of said contractor shall not create labor disputes for all waxing, polishing, lamp replacement, cleaning and maintenance work in the demised premises. Nothing herein contained shall prohibit Tenant from performing such work for itself by use of its own regular employees.

27.08. Landlord will not be required to furnish any other services, except as provided in this Article 27, and except that Landlord agrees to provide on business days (not including Saturdays, Sundays and holidays) the cleaning as set forth in Exhibit "C" hereof. Tenant shall pay to Landlord, on demand, a reasonable charge for the removal from the demised premises of any refuse and rubbish of Tenant as shall not be contained in the waste receptacles described in Exhibit "C" hereof. Landlord, its cleaning contractor and their employees shall have after-hours access to the demised premises and the use of Tenant's light, power and water in the demised premises as may be reasonably required for the purpose of cleaning the demised premises.

27.09. For the purposes of this Lease, "Common Areas" shall mean all areas, improvements, space, equipment and special services provided by Landlord for the common or joint use and benefit of tenants and invitees, including access roads, driveways, entrances and exits, retaining walls, landscaped areas, pedestrian walk-ways, walls, courtyards, concourses, stairs, ramps, sidewalks, building wide washrooms, hallways, lobbies, elevators and their housing rooms, common window areas, walls and ceiling in Common Areas, and trash and rubbish areas. Notwithstanding anything contained herein to the contrary, Landlord shall have the right to increase, decrease, rearrange or otherwise change the Common Areas, provided, however, that Landlord shall use good faith efforts to minimize material interference with Tenant's use of the Common Areas which may result in denial of ingress and egress to and from the demised premises.

27.10. Landlord shall manage and maintain the Building and the Common Areas as a first class office building. Tenant and its employees shall occupy and use the demised premises in a manner befitting such building.

      ARTICLE 28

      Electricity

28.01. Subject to the provisions of this Lease, including the provisions of this Article 28, there will be furnished to Tenant, through transmission facilities in the Building, alternating electric current to be used by Tenant for the lighting fixtures and electric current and electrical receptacles installed in the demised premises, but Landlord shall not be liable in any way to Tenant for any failure or defect in supply or character of electric current furnished to the demised premises. After initial installation by Landlord, Tenant shall pay Landlord to furnish and install all lighting tubes, lamps, bulbs and ballasts used in the demised premises. Tenant shall use said electric current for lighting and, insofar as Landlord's facilities are not burdened thereby and applicable laws and insurance regulations permit, for operation, during normal business hours, of such equipment as is normally used for the purposes herein leased. Under no circumstances shall Tenant, at any time during the term of this Lease, use or permit the use of electric heaters or similar heating devices. Landlord represents that there is sufficient electrical capacity at the demised premises for general office use purposes.

28.02. Tenant's use of electric current in the demised premises shall not at any time exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the demised premises. Tenant shall not make or perform or permit the making or performing of any alterations to wiring installation or other electrical facilities in or serving the demised premises or any additions to the business machines, office equipment or other appliances in the demised premises which utilize electrical energy without the prior consent of Landlord in each instance (which shall not be unreasonably withheld).

28.03. All electric energy which Tenant requires in the demised premises shall be furnished by the local electric company. Tenant shall be obligated to make direct application to the local electric company for service. Tenant shall make payment to and be billed directly from the local electric company.

28.04. Tenant agrees not to connect any additional electrical equipment of any type to the Building electric distribution system, other than typewriters, computers, fax machines, lamps and small office machines which consume comparable amounts of electricity, without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Any additional risers, feeders, or other equipment proper or necessary to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord, at the sole cost and expense of Tenant, if, in Landlord's judgment the same are necessary and will not cause permanent damage or injury to the Building or the demised premises or cause or create a dangerous or hazardous condition or entail excessive or unreasonable alterations, repairs or expense or interfere with or disturb other tenants or occupants.

      ARTICLE 29

      ARTICLE 30

      Escalation of Taxes

30.01. For the purposes of this Lease, the term "Lease Year" shall be the period commencing on the Commencement Date and ending on the last day of the twelfth (12th) full calendar month thereafter and each successive period of twelve (12) full calendar months during the term of this Lease, provided however, that in no event shall the term of this Lease extend beyond April 30, 2011.

30.02. In the event that the amount of real estate taxes, assessments, sewer rents, rates and charges, county and town taxes, school taxes, village taxes, transit taxes, or any other Governmental charge, general, specific, or ordinary or extra-ordinary, foreseen or unforeseen (hereinafter collectively called "Taxes") which may now or hereafter be levied or assessed against the Land and upon the Building and any and all other improvements (hereinafter for this Article 30 only collectively called the "Real Property") attributable to any Subsequent Tax Year, as hereinafter defined, shall be greater than the amount of Taxes for the Base Tax Year, as hereinafter defined, for any or all of the Town and County Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill), School Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) and/or Village Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) (the Town and County Tax, the School Tax and the Village Tax are sometimes herein singly referred to as "Local Tax" and collectively as "Local Taxes") then Tenant shall pay to Landlord as additional rent, Tenant's Proportionate Share of the increase in taxes for the particular Local Tax for such Subsequent Tax Year. In addition, in the event that at any time during the term hereof under the laws of the State of New York, and/or any County, Town, Village, City, Hamlet or any other political or other governmental subdivision whatsoever, including any school district in which the Building is located, a tax or exercise on rents or any and all other taxes of any kind whatsoever and howsoever described, is levied or assessed by said State and/or any such County, Town, Village, City, Hamlet or any other political or other governmental subdivision, school district or taxing authority, as an additional tax or other charge and/or as a substitute, in whole or in part, or Taxes assessed or imposed by said State, County, Town, City, Village, Hamlet or any political or other governmental subdivision or school district, on the land and/or Building any/or other improvements, then any such tax or other charge shall be included in the terms Taxes, Local Tax and Local Taxes.

30.02.1 For the purposes of the provisions of this Article, the term, "Taxes for the Base Tax Year", shall mean the sum of all taxes at the applicable rate for the fiscal tax years commencing as set forth below multiplied by the full assessment of the County of Nassau of the Real Property.

The term "Base Tax Year" is hereby defined for the particular Local Tax as follows:

The Town and County Tax rate for the year commencing January 1, 2000 and ending December 31, 2000.

          The School Tax rate for the year commencing
          July 1, 1999 and ending June 30, 2000.

          The Village Tax rate for the year commencing
          June 1, 1999 and ending May 31, 2000.

30.02.2 The term "Subsequent Tax Year" shall mean the first full fiscal year following the applicable Base Tax Year for the aforementioned Town and County Tax, School Tax or Village Tax fiscal year as the case may be and each fiscal year thereafter.

30.02.3 To arrive at the amount owed by Tenant for any and all Subsequent Tax Years, Landlord shall calculate each Local Tax increase separately and then add the increases owed by Tenant from each to determine the total amount of increases in Taxes and such total increase shall be then multiplied by Tenant's Proportionate Share to determine the amount owed by Tenant for each Subsequent Tax Year. If such calculation shall result in a decrease for any Subsequent Tax Year, then Tenant shall receive an increase of zero.

30.02.4 Landlord shall take the benefit of the provisions of any statute or ordinance permitting any assessment to be paid over a period of time and Tenant shall be obligated to pay only its proportionate share, determined as aforesaid, of the installments of any such assessment as shall become due and payable during the term of this Lease or any renewal hereof. Any amount due Landlord under the provisions of this Article shall be paid semi-annually within thirty (30) days after Landlord shall have submitted copies of all tax bills and statements to Tenant showing in reasonable detail the computation of the amounts due Landlord. Any such increase for less than a year shall be prorated and apportioned.

30.03. Without limiting Tenant's other obligations, in the event Tenant shall undertake to make installations other than office installations and thereby cause extraordinary assessment to be levied against the Real Property, Tenant shall pay all additional taxes resulting from such extraordinary assessment.

30.04 In addition, Tenant shall pay to Landlord, within thirty (30) days after the same shall be payable by Landlord and as additional rent for the Lease Year in which the same shall be so payable, an amount equal to Tenant's Proportionate Share of any assessment (general, special or otherwise) or installment thereof for betterment's or improvements which may be levied upon the Real Property. Landlord shall take the benefit of the provisions of any statute or ordinance permitting any such assessment to be paid over a period of time and Tenant shall be obligated to pay only the said percentage of the installments of any such assessments which shall become due and payable during the term of this Lease.

30.05 In the event there shall be levied against the Landlord during the term of this Lease an assessment for improvements or betterment's which is payable in one sum, then in that event said assessment shall be divided by the number of Lease Years equal to the term of this Lease and Tenant's responsibility shall be the sum equal to its Proportionate Share of said amount times the number of unexpired years in the Lease; for example, if an assessment is levied for a lump sum of $10,000.00, and the Lease term has a period of ten (10) Lease Years, the annual installments will be deemed to be $1,000.00 per year and in the event Tenant's Proportionate Share is seventy-five (75%) percent, Tenant will owe $750.00 times the number of Lease Years remaining under this Lease as of the date of its assessment (with any partial Lease Year remaining under this Lease being prorated on a per diem basis).

30.06 In no event shall any rent adjustment result in a decrease in the fixed annual rent payable hereunder.

30.07. In the event the first or final Lease Year shall contain less than twelve (12) calendar months the additional rent payable under Section 30 for such lease year shall be adjusted and prorated by the fraction (a) the numerator over which is the number of months in either the first or final year and (b) the denominator of which is the number twelve (12).

30.08. Landlord's obligation to make the adjustments referred to in this Article shall survive any expiration or termination of this Lease. Tenant shall have a period of sixty (60) days after receipt of the billing to notify Landlord of any discrepancy with the billing. Tenant will not be permitted at any later date to dispute the billing.

30.09. Any delay or failure of Landlord in billing any Real Estate Taxes shall not constitute a waiver of or in any way impair any continuing obligation of Tenant to pay such Real Estate Taxes hereunder.

      ARTICLE 31

      Condition of Premises

31.01. Tenant expressly acknowledges that it has inspected the demised premises, the Land and the Building and is fully familiar with the physical condition thereof. Tenant agrees to accept the demised premises (and the Land and the Building) in its "AS IS " condition as of the date hereof, subject only to any work to be performed by Landlord (except for any surviving punch list items as set forth on Exhibit D annexed hereto and made a part hereof).
Without limiting the foregoing, Tenant acknowledges that Landlord shall have no obligation to do any work in and to the demised premises in order to make them suitable and ready for occupancy and use by Tenant except as set forth on said Exhibit D.

      ARTICLE 32

      OMITTED

      ARTICLE 33

      Indemnity

33.01. Without limiting Tenant's other obligations, Tenant shall indemnify and hold Landlord harmless from and against any all liabilities, obligations, damages, penalties, claims, costs and expenses, including reasonable attorneys fees, paid, suffered or incurred and/or arising from any one or more of the following:

(i) the use of occupation of the demised premises by Tenant or any one in, on, or about the demised premises with Tenant's permission; and/or

(ii) any breach by Tenant, Tenant's agents, contractors, employees, invitees, servants and licensees of any term, covenant or condition of this Lease; and/or

(iii) the carelessness, negligence or improper conduct of Tenant's agents, contractors, employees, invitees, servants or licensees. Tenant's liability under this Lease extends to the acts or omissions of any subtenant, any agent, contractor, employee, servant, invitee or licensee of any subtenant.

33.02 Without limiting the Landlord's other obligations, Landlord shall indemnify and hold harmless from and against any and all liabilities, obligations, damages, claim, costs and expenses, including reasonable attorneys fees paid, suffered or incurred and/or arising from the carelessness, negligence or improper conduct of the Landlord, Landlord's agents, employees, invitees or licensees.

      ARTICLE 34

      INTENTIONALLY OMITTED

      ARTICLE 35

      Name of Building

35.01. Landlord shall have the full right at any time to name and change the name of the Building and to change the designated address of the Building. The Building may be named after any person, firm, or otherwise, whether or not such name is, or resembles, the name of a tenant of the Building.

      ARTICLE 36

      Invalidity of Any Provision

36.01. If any term, covenant, condition or provision of this Lease or the application thereof to any circumstance or to any person, firm or corporation shall be invalid or unenforceable to any extent, the remaining terms, covenants, conditions and provisions of this Lease or the application thereof to any circumstances or to any person, firm or corporation other than those as to which any term, covenant, condition and provision of this Lease shall be valid and shall be enforceable to the fullest extent permitted by law.

      ARTICLE 37

      Captions

37.01. The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent of any provision thereof.

      ARTICLE 38

      Certificate of Tenant or Landlord

38.01. Tenant shall, without charge, at any time and from time to time, within ten (10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to any mortgagee, assignee of any mortgage or purchaser, or any proposed mortgagee, assignee of any mortgage or purchaser, or any other person, firm or corporation specified by Landlord:

(a) That this Lease is unmodified and in full force and effect (or, if there has been modification, that the same is in full force and effect as modified and stating the modifications);

(b) Whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants, or conditions hereof upon the part of Tenant to be performed or complied with (and, if so, specifying the same); and

(c) The dates, if any, to which the rental and other charges hereunder have been paid in advance.

(d) Any other provisions which Landlord or any other party specified in this Section may reasonably request.

(e) In connection with a permitted assignment or subletting by Tenant, Landlord will, within ten (10) days after written request by Tenant, deliver a duly executed written instrument to such permitted assignee or sublessee certifying, to the best of Landlord's knowledge, those same items referred to in (a), (b), (c) and (d) above.

38.02. Tenant agrees that, except for the first month's rent hereunder, it will pay no rent under this Lease more than thirty (30) days in advance of its due date, and, in the event of any act or omission by Landlord, Tenant will not exercise any right to terminate this Lease or to remedy the default and deduct the cost thereof from rent due hereunder until Tenant shall have given written notice of such act or omission to the holder of any first mortgage who shall have furnished in writing such holder's last address to Tenant, and until a reasonable time for remedying such act or omission shall have elapsed following the giving of such notices, during which time such mortgage holder shall have the right, but shall not be obligated, to remedy or cause to be remedied such act or omission.

38.03. Anything in this Lease contained to the contrary notwithstanding, under no circumstances shall the holder of any institutional mortgage who shall have succeeded to the interests of the Landlord under this Lease, be subject to or liable for any offsets or deductions from rent, claims or defenses which the Tenant might have against any prior landlord under this Lease.

      ARTICLE 39

      Successors and Assigns

39.01. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective heirs, distributees, executors, administrators, successors, and assigns and, except as otherwise provided in this Lease, their assigns, but nothing herein shall constitute permission for Tenant to assign this Lease except upon compliance with the provisions of this Lease.

      ARTICLE 40

      Liability Insurance by Tenant

40.01. Tenant shall, at Tenant's sole cost and expense, procure and obtain comprehensive general public liability insurance with broad form extension and contractual liability endorsement protecting against any and all claims for damages to person or property or for loss of life or property occurring upon, in, or about the demised premises or the sidewalks adjacent thereto, such insurance to afford immediate protection in such amounts as Landlord shall require. Such policies shall name Landlord and such other parties as shall be specified by Landlord, including without limitation any one or more mortgagees and managing agents, as additional insured. As of the Commencement Date, the minimum coverage for combined single limit bodily injury and property damage shall not be less than $3,000,000.00 per occurrence. The policy shall also be extended to include the following endorsements:

1.     Knowledge of Occurrence;

2.      Notice of Occurrence;

3.      Unintentional Errors or Omissions;

4. An endorsement to the effect that no statement, declaration or representation made by Tenant to its insurer or act of Tenant shall invalidate the policy as to Landlord or prejudice any of Landlord's rights thereunder, including, without limitation, defense and indemnity;

5. Contractual Liability on a blanket basis and specifically scheduling this Lease, without limiting the form of coverage.

All said policies shall be obtained by Tenant and certificates thereof delivered to Landlord upon the commencement of the term hereof with evidence of stamping or otherwise of the payment of the premiums thereon, shall otherwise be in form and content acceptable to Landlord and be taken in such amounts and in such companies authorized to do business in the State of New York which are acceptable to Landlord.

      ARTICLE 41

      Automobile Parking

41.01. Landlord herein is providing onsite parking facilities which will be used by Tenant in conjunction with other tenants of the Building together with the employees, guests and possible associates. However, said parking facilities, except where restricted, shall be available to Tenant and its employees, invitees and guests. There will be no charge to the Tenant for the inside or outside parking area. It is agreed however, that Landlord shall have no obligation to police the parking area. Landlord shall clean and maintain the parking fields. Notwithstanding the foregoing, neither Tenant nor Tenants employees, agents, contractors, servants, licensees, invitees or visitors shall use parking spaces reserved for other tenants.

      ARTICLE 42

      INTENTIONALLY OMITTED

      ARTICLE 43

      No Recording

43.01. The parties hereto agree that neither Landlord nor Tenant shall record this Lease nor shall either party record any memorandum of this Lease.

      ARTICLE 44

      INTENTIONALLY OMITTED

      ARTICLE 45

      INTENTIONALLY OMITTED

      ARTICLE 46

      Security

46.01. Tenant has deposited with Landlord the sum of $20,400.00 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this Lease. It is agreed that in the event Tenant defaults in respect of any of the terms, provisions, and conditions of this Lease, including, but not limited to, the payment of rent and additional rent, Landlord may use, apply or retain the whole or any part of the security as deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect to any of the terms, covenants, and conditions of this Lease, including but not limited to, any damages or deficiency in the subletting of the demised premises, whether such damages or deficiency accrues before or after summary proceedings or other re-entry by Landlord. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant after the date fixed as of the end of this Lease and after delivery of the entire possession of the demised premises to Landlord. In the event of a sale of the Land and Building or leasing of the Building of which the demised premises form a part, Landlord shall have the right to transfer the security to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return of such security and Tenant agrees to look to the new landlord solely for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

      ARTICLE 47

      Broker

47.01. Tenant represents and warrants that it has dealt with NO BROKER in connection with this Lease and Tenant does hereby agree to indemnify and hold Landlord harmless of and from any and all loss, costs, damage or expense (including, without limitation, attorneys' fees and disbursements) incurred by Landlord by reason of any claim of any broker, sales person or other finder who claims to have dealt with Tenant in connection with this Lease. The provision of this Article 47 shall survive the expiration or earlier termination of this Lease.

      ARTICLE 48

      Late Rent Clause

48.01. Tenant recognizes that late payment of any rent or other sum due hereunder will result in administrative expense to Landlord, the extent of which additional expense is extremely difficult and economically impractical to ascertain. Tenant therefore agrees that if rent or any other sum is due and payable pursuant to this Lease, and when such amount remains due and unpaid ten
(10) days after said amount is due, such amount shall be increased by a late charge in an amount equal to five (5%) per cent of the unpaid rent or other payment. The amount of late charge to be paid by Tenant shall be reassessed and added to Tenant's obligation for each successive monthly period until paid. The provisions of this Article in no way relieve Tenant of the obligation to pay rent or other payments on or before the date on which they are due, nor do the terms of this Article in any way affect Landlord's remedies pursuant to any other Article of this Lease in the event said rent or other payment is unpaid after the date due.

      ARTICLE 49

      Directory Listing

49.01. Landlord, at its expense, and on Tenant's request, shall maintain listings on the Building directory of the name of Tenant provided that the names so listed shall not take up more than Tenant's Proportionate Share of the space on the Building's directory.

      ARTICLE 50

      INTENTIONALLY OMITTED

      ARTICLE 51

      Jurisdiction and Venue

51.01. Tenant irrevocably and unconditionally (a) agrees that any suit, action, or other legal proceeding arising out of this Lease may be commenced in any court of the State of New York situated in Nassau County and that any such court shall have in personam jurisdiction of Tenant in any such suit, action or other legal proceeding upon service as described above; (b) consents to the jurisdiction of each such court in any suit, action or other legal proceeding; and (c) waives any objection which Tenant may have to the laying of venue of any such suit, action or proceeding in any such court.

      ARTICLE 52

      MISCELLANEOUS

52.01. Tenant shall not at any time prior to or during the term hereof, either directly or indirectly, use any contractors or labor or materials whose use in Landlord's reasonable judgment would create or creates any difficulty with other contractors or labor employed by Tenant or Landlord or others in construction, maintenance or operation of the demised premises or the Building.

52.02. As of the Commencement Date, except for the Existing Lease, this Lease supersedes any and all prior leases between Landlord and Tenant with respect to any of the space included within the Demised Premises.

52.03. This Lease sets forth the entire understanding and agreement with respect to the subject matter hereof and all prior and contemporaneous negotiations, understandings and agreements are herein merged and without limiting the foregoing, Tenant acknowledges and agrees that there are no express or implied warranties, representations, promises or agreements on the part of Landlord nor any other person, firm, corporation, limited liability company, including any broker or salesperson with reference to the condition, suitability or usability of the demised premises nor for the purposes for which Tenant intends to use same or with respect to any other matter, thing or circumstance, except only as may be expressly set forth in this Lease. This Lease may not be extended, renewed, terminated or otherwise modified except by an instrument in writing signed by the party against whom enforcement of any such modification is sought, unless such instrument provides that it shall not be binding until signed by both parties, in which event it shall not be binding until so signed.

52.04. If Tenant shall request Landlord's approval or consent and Landlord shall fail or refuse to give such consent or approval, Tenant shall not be entitled to any damages for any withholding or delay of such approval or consent by Landlord, it being intended that Tenant's sole remedy shall be an action for injunction or specific performance and that such remedy shall be available only in those cases where Landlord shall have expressly agreed in writing not to unreasonably withhold its consent or approval or where as a matter of law Landlord may not unreasonably withhold its consent or approval. The provisions of this Section 52.04 shall not apply if Landlord shall capriciously, or arbitrarily or in bad faith withhold or delay its consent or approval.

52.05. This Lease is offered to Tenant for signature with the understanding that it shall not be binding upon Landlord unless and until Landlord shall have executed and delivered a copy of this Lease to Tenant.

52.06. Irrespective of the place of execution or performance, this Lease shall be governed by and construed in accordance with the laws of the State of New York. If any provision of this Lease or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, the remainder of this Lease and the application of that provision to other persons or circumstances shall not be affected but rather shall be enforced to the extent permitted by law. This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. Each covenant, agreement, obligation or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant of Tenant, not dependent on any provision of this Lease. All terms and words used in this Lease, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require.

52.07. Notwithstanding any provision of this Lease to the contrary, all sums of money, other than the fixed rent, as shall become due from and payable by Tenant to Landlord under this Lease shall be deemed to be additional rent. Landlord shall have the same rights and remedies for Tenant's failure to pay any items of additional rent as Tenant's failure to pay fixed rent.

52.08. If Tenant is in arrears in the payment of fixed rent or additional rent, Tenant waives its right, if any, to designate the items in arrears against which any payments made by Tenant are to be credited and Landlord may apply any of such payments to any such items in arrears as Landlord, it its sole discretion, shall determine, irrespective of any designation or request by Tenant as to the items against which any such payments shall be credited.

52.09. If Tenant is a corporation, each person executing this Lease on behalf of Tenant hereby covenants, represents and warrants that Tenant is a duly incorporated or duly qualified (if foreign) corporation and is authorized to do business in the State of New York (a copy of evidence thereof to be supplied to Landlord upon request); and that each person executing this Lease on behalf of Tenant is an officer of Tenant and that he is duly authorized to execute, acknowledge and deliver this Lease to Landlord (a copy of a resolution to that effect to be supplied to Landlord upon request).

52.10. In the event of any litigation or other dispute between the parties to this Lease, each party shall bear all of its own costs and expenses, whether for attorneys fees or otherwise, without recourse to the other.

IN WITNESS WHEREOF, the parties hereto have set their respective hands and seals the day and year first above written.

M. PARISI & SON CONSTRUCTION CO., INC.

     BY:_________________________________      Name:
Title:

               ACETO CORPORATION

                         BY:__________________________________
                 Name:
Title:

      SCHEDULE "1"

      FIXED ANNUAL RENT

LEASE       RENT              PER ANNUM         MONTHLY
YEAR        PERIOD            FIXED RENT        RENT



  1       3/1/00-2/28/01      $122,400.00    $10,200.00

  2       3/1/01-2/28/02      $126,378.00    $10,531.50

  3       3/1/02-2/28/03      $130,485.29    $10,873.77

  4       3/1/03-2/28/04      $134,726.06    $11,227.17

  5       3/1/04-2/28/05      $139,104.66    $11,592.05

  6       3/1/05-2/28/06      $143,625.56    $11,968.80

  7       3/1/06-2/28/07      $148,293.39    $12,357.78

  8       3/1/07-2/28/08      $153,112.93    $12,759.41

  9       3/1/08-2/28/09      $158,089.10    $13,174.09

 10       3/1/09-2/28/10      $163,227.00    $13,602.25

 11       3/1/10-2/28/11      $168,531.87    $14,044.32

 12       3/1/11-4/30/11      $174,009.16    $14,500.76

(but in no event shall the term of this Lease extend beyond April 30, 2011)

EXHIBIT "A"

EXHIBIT "B"

      Rules and Regulations

1. The sidewalks, and public portions of the Building, such as entrances, passages, courts, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by a tenant or used for any purpose other than ingress and egress to and from the demised premises.

2. No awnings or other projections shall be attached to the outside walls of the Building. No curtains, blinds, shades, louvered openings or screens shall be attached to or hung in, or used in connection with, any window or door of the demised premises, without the prior written consent of Landlord, unless installed by Landlord.

3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any tenant or any part of the outside of the demised premises or Building or on corridor walls. Signs on entrance door or doors shall conform to building standard signs, samples of which are on display in Landlord's rental office. Signs on doors shall, at the tenant's expense, be inscribed, painted or affixed for each tenant by sign makers approved by Landlord. In the event of the violation of the foregoing by any tenant, Landlord may remove same without any liability, and may charge the expense incurred by such removal to the tenant or tenants violating this rule.

4. The sashes, sash doors, skylights, windows, ventilating and air conditioning vents and doors that reflect or admit light and air into the halls, passageways or other public places in the Building shall not be covered or obstructed by any tenant, nor shall any bottles, parcels or other articles be placed on the window sills.

5. No show cases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the public halls, corridors or vestibules without the prior written consent of Landlord.

6. Whenever Tenant shall submit to Landlord any plan agreement or other document for Landlord's consent or approval, Tenant agrees to pay Landlord as additional rent, on demand, a processing fee in a sum equal to the reasonable fee of any architect, engineer or attorney employed by Landlord to review said plan, agreement or document.

7. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures shall be borne by the Tenant who, or house servants, employees, agents, visitors or licensees, shall have caused the same.

8. No tenant shall in any way deface any part of the demised premises or the Building of which they form a part. No tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

9. No bicycles, vehicles or animals of any kind shall be brought into or kept in or about the premises. No cooking shall be done or permitted by any Tenant on said premises except in conformity to law and then only in the utility kitchen, if any, as set forth in Tenant's layout, which is to be primarily used by Tenant's employees for heating beverages and light snacks. No tenant shall cause or permit any unusual or objectionable odors to be produced upon or permeate from the demised premises.

10. No space in the Building shall be used for manufacturing, distribution, or for the storage of merchandise or for the sale of merchandise, goods or property of any kind at auction.

11. No tenant shall make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of the Building or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, talking machine, unmusical noise, whistling, singing, or in any other way. No tenant shall throw anything out of the doors, windows, or skylights or down the passageways.

12. No tenant, nor any of the tenant's servants, employees, agents, visitors or licensees, shall at any time bring or keep upon the demised premises any inflammable, combustible or explosive fluid, or chemical substance, other than reasonable amounts of cleaning fluids and solvents required in the normal operation of tenant's business offices.

13. No additional locks or bolts of any kind shall be placed upon any of the exterior doors or windows by any tenant, nor shall any changes be made in existing locks or the mechanism thereof, without the prior written approval of the Landlord. Each tenant must, upon the termination of his tenancy, restore to the Landlord all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, such tenant, and in the event of the loss of any keys, so furnished, such tenant shall pay to Landlord the cost thereof.

14. All removals, or the carrying in or out of any safes, freight, furniture or bulky matter of any description, must take place during the hours and pursuant to such procedures as Landlord or its agent may determine from time to time. Landlord reserves the right to inspect all freight to be brought into the Building and to exclude from the Building all freight which violates any of these Rules and Regulations or the Lease of which these Rules and Regulations are a part.

15. No tenant shall occupy or permit any portion of the premises demised to it to be occupied as an office for a public stenographer or typist, or for the possession, storage, manufacture or sale of liquor, narcotics, dope, tobacco in any form, or as a barber or manicure shop or as a public employment bureau or agency, or for a public finance (personal loan) business. No tenant shall engage or pay any employees on the demised premises, except those actually working for such tenant on said premises, nor advertise for laborers giving an address at said premises.

16. Tenant agrees to employ such contractors as Landlord may from time to time designate, for waxing, polishing and other maintenance work of the demised premises and of the Tenant's furniture, fixtures and equipment, provided that the prices charged by other contractors are comparable to the prices charged by other contractors for the same work. Tenant agrees that it shall not employ any other cleaning and maintenance contractor, nor any individual, firm or organization for such purpose without Landlord's prior written consent. If Landlord and Tenant shall each obtain two bona fide bids for such work from reputable contractors, and the average of the four bids thus obtained shall be the standard of comparison.

17. Landlord shall have the right to prohibit any advertising by any tenant, mentioning the Building, which, in Landlord's reasonable opinion, tends to impair the reputation of the Building or its desirability as a building for offices, and upon written notice from Landlord, tenants shall refrain from or discontinue such advertising. The foregoing is not intended to prohibit mere mention of Tenant's address as being at Lake Success Plaza, Lake Success, New York.

18. Landlord reserves the right to exclude from the Building between the hours of 6:00 P.M. and 8:00 A.M. and at all hours on Sundays and legal holidays all persons who do not present a pass to the Building signed by a tenant. Each tenant shall be responsible for all persons for whom such a pass is issued and shall be liable to Landlord for all acts of such persons.

19. The premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

20. The requirements of tenants will be attended to only upon application at the office of the Building. Building employees shall not perform any work or do anything outside of their regular duties, unless under special instructions from the office of Landlord.

21. Canvassing, soliciting and peddling in the Building are prohibited and each tenant shall cooperate to prevent the same.

22. There shall not be used in any space, or in the public halls of any building, either by any tenant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards. No hand trucks shall be used in passenger elevators.

23. Tenants, in order to obtain maximum effectiveness of the cooling system, shall lower and/or close venetian or vertical blinds or drapes when sun's rays fall directly on windows of demised premises.

      EXHIBIT "C"

      Cleaning Schedule

General

All linoleum, rubber, asphalt tile and other similar types of hard-surfaced flooring to be swept nightly, using approved dust-check type of mop.

All carpeting and rugs to be vacuum-cleaned nightly.

Hand dust and wipe clean all furniture, fixtures and window sills nightly; wash sills when necessary.

Empty and clean all waste receptacles nightly and remove waste paper and waste materials.
Empty and clean all ash trays and screen all sand urns nightly.

Dust interior of all waste disposal cans and baskets nightly; damp-dust as necessary.

Wash clean all water fountains and coolers nightly.

Dust all telephones as necessary.

Sweep all private stairway structures nightly.

Lavatories in the Core

Sweep and wash all lavatory floors nightly using proper disinfectants. Wash and polish all mirrors, powder shelves, bright work and enameled surfaces in all lavatories nightly.

Scour, wash and disinfect all basins, bowls and urinals throughout all lavatories, nightly.

Wash all toilet seats, nightly.

Empty paper towel receptacles and transport waste paper to designated area in basement, nightly (towels, soap and receptacles to be furnished by Tenant).

Fill toilet tissue holders nightly (tissue and receptacles to be furnished by Landlord).

Empty sanitary disposal receptacles, nightly.

Thoroughly wash and polish all wall tile and stall surface as often as necessary.

High Dusting

Do all high dusting quarterly which includes the following:

Dust all pictures, frames, charts, graphs and similar wall hangings not reached in nightly cleaning.

Cleaning of light fixtures shall be for account of Tenant.

Hand dust all door and other ventilating louvers within reach, as necessary.

Glass

Exterior windows to be cleaned inside and outside two (2) times per annum, weather permitting.

Interior glass doors and glass partitions to be cleaned when necessary.

      EXHIBIT "D"

      Landlord's Work Letter

Exhibit 10 (vi)(b)

THIS AGREEMENT OF LEASE (the "Lease"), made this 28 day of April, 2000 by and between M. PARISI & SON CONSTRUCTION CO., INC., a New York corporation, having offices at 54-65 48th Street, P.O. Box 780007, Maspeth, New York (hereinafter designated as "Landlord") and ACETO CORPORATION, a New York corporation having an office at One Hollow Lane, Lake Success, NY 11042 (hereinafter designated as "Tenant")

      W I T N E S S E T H :

Landlord hereby leases to Tenant and Tenant hereby hires from Landlord, in the building known as LAKE SUCCESS PLAZA, (hereinafter referred to as the "Building"), and located on land (hereinafter referred to as the "Land") at One Hollow Lane, Lake Success, Nassau County, New York, 11378, that certain space, containing approximately, without representation, 21,557 rentable square feet (subject to a twenty percent (20%) loss factor) and located on the second floor together with all fixtures and equipment which at the commencement, or during the term of this Lease are thereto attached (except items not deemed to be included constitute and are hereby called "the demised premises"), which demised premises are approximately as shown on the plan or plans or diagram or diagrams set forth on Exhibit "A" attached hereto and made a part hereof (or incorporated by reference into this Lease as though physically attached hereto) and Tenant shall have the non-exclusive, revocable common or joint use of all Common Areas as said term is hereinafter defined in and subject to the provisions of Article 27.09, of the Land and Building (and such other facilities as to which Tenant is entitled pursuant to the terms hereof; for a term of Ten (10) Lease Years (as herein defined), commencing on April 12, 2001 (the "Commencement Date"), and ending on April 30, 2011, unless sooner terminated in accordance herewith, at an annual fixed rental rate as set forth on Schedule 1 annexed hereto and made a part hereof. "Landlord's Work" to be performed by Landlord shall be as set forth on Exhibit "D" which is attached hereto and made a part hereof. Landlord shall promptly commence Landlord's Work upon execution of this Lease and shall use good faith efforts to commence and diligently complete such work, subject to reasonable delay and force majeure.

Tenant agrees to pay said fixed annual rent in lawful money of the United States, in equal monthly installments in advance on the first day of each calendar month during said term, at the office of Landlord or such other place in the United States of America as Landlord may designate in writing, without any setoff or deduction whatsoever. Should the obligation to pay rent commence on any day other than the first day of a month, then the fixed rent for the unexpired portion of such month shall be adjusted and pro-rated on a per diem basis.

The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby covenant as follows:

      ARTICLE 1

      Rent
1.01. Tenant shall, commencing on the Commencement Date and throughout the term of this Lease pay the fixed annual rent and additional rent as above and as hereinafter provided, by good and sufficient check drawn on a bank doing business in the State of New York which is a member of the New York Clearing House or a successor thereto. All sums other than fixed annual rent payable by Tenant hereunder shall be deemed additional rent and payable on demand, unless other payment dates are hereinafter provided, and Landlord shall have the same remedies with respect to a default in payment of any items of additional rent as Landlord has with respect to a default in payment of fixed rent. All rent including fixed annual rent and all items of additional rent shall be payable without setoff or deduction whatsoever. Each of the "Witnesseth" paragraphs above are herein incorporated as if set forth verbatim herein.

      ARTICLE 2

      Occupancy

2.01. Tenant shall use and occupy the demised premises solely for general offices for Tenant, its subsidiaries, related companies and divisions and permitted assignees and subtenants, and for no other purpose. Without limiting the foregoing, Tenant shall not use or occupy the demised premises as a savings bank, state or Federal savings and loan association, commercial bank or trust company, or any combination of uses incidental to the foregoing.

      ARTICLE 3

      Alterations and Installations

3.01. Tenant shall make no alterations, installations, additions or improvements in or to the demised premises without Landlord's prior written consent, which consent , shall not be unreasonably withheld or delayed, provided that Tenant otherwise complies with all other applicable terms, covenants and conditions of this Lease, including Section 3.09. All work, including alterations, installations, additions or improvements in and to the demised premises shall be done only by Landlord (or Landlord's affiliate) as general contractor with such subcontractors, materialmen and mechanics selected by Landlord (or Landlord's affiliate). All such work, alterations, installations, additions and improvements shall be done at Tenant's sole cost and expense and at such times and in such manner so as not to unreasonably interfere with the peaceful enjoyment of the Building by other tenants, provided however, that nothing herein shall require Landlord (or its affiliate) as general contractor to perform any such work during non-business hours at night, on weekends or on holidays. Prior to commencement of such work, for all work over the sum of $50,000, Tenant must obtain and file a Payment or Surety and Completion Bond with Landlord, from a licensed surety company reasonably acceptable to Landlord and such bond shall otherwise be in form and content acceptable to Landlord.

3.02. Any mechanic's lien (a "Lien") filed against the demised premises and/or the Land and/or the Building for work claimed to have been done for or materials claimed to have been furnished to Tenant shall be discharged of record by Tenant at its expense within thirty (30) days after notice, by payment, filing of the bond required by law or otherwise. If Tenant shall elect to discharge any such Lien by bonding, Tenant shall, within ten (10) days after the filing of such Lien apply for and diligently prosecute an application for a court order to remove said Lien of record within not less than thirty (30) thereafter.

3.03. All alterations, installations, additions and improvements made and installed and paid for by Landlord shall become and be the property of Landlord and shall remain upon and be surrendered with the demised premises as a part thereof at the end of the term of this Lease, excluding Tenant's modular work stations.

3.04. All non-structural alterations, installations, additions and improvements made and installed by Tenant, or at Tenant's expense, upon or in the demised premises shall be removed at the end of the term of the Lease at Tenant's expense and the demised premises restored by Tenant, and any damages created thereby shall be repaired, all at Tenant's cost and expense.

3.05. Where furnished by or at the expense of Tenant all movable furniture, furnishings and trade fixtures, including without limitation, murals, business machines and equipment, counters, screens, grille work, special paneled doors, cages, partitions, metal railings, closets, paneling, lighting fixtures and equipment, drinking fountains, refrigerators, and any other movable property shall remain the property of Tenant which Tenant shall be obligated to remove at any time prior to the expiration or sooner termination of the term of this Lease, and without limiting Tenant's other obligations, Tenant shall repair all damage occasioned by such removal, at Tenant's sole cost and expense. All such property which is not so removed by Tenant shall, without limiting Landlord's other rights and remedies, either be retained by Landlord as Landlord's property or may be removed from the demised premises by Landlord, at Tenant's sole cost and expense.
3.06. Tenant shall keep records of Tenant's alterations, installations, additions and improvements, and the cost thereof. Tenant shall, within 45 days after demand by Landlord, furnish to Landlord copies of such records and cost if Landlord shall require same in connection with any proceeding to reduce the assessed valuation of the Building, or in connection with any proceeding instituted pursuant to Article 9 hereof.

3.07. During the course of Tenant's alterations, Tenant will carry or cause to be carried adequate Worker's Compensation Insurance, Builders Risk, Comprehensive General Liability and such other insurance as may be required by law to be carried by Landlord or Tenant or required by Article 40 hereof in connection with such construction, and such insurance (except the Worker's Compensation Insurance) shall name Landlord, Landlord's managing agent, and all mortgagees and ground lessors and such other parties as Landlord shall designate as additional insureds.

3.08. "Structural Changes" shall mean changes or repairs to the "structural elements" of the Building, which are the foundation, floor plate, exterior or load-bearing walls, curtain wall, roof and the Building-wide plumbing, electrical and heating, ventilation and air conditioning systems (said heating, ventilation and air conditioning systems are sometimes hereinafter referred to collective as the "HVAC System").

3.09. Notwithstanding anything contained elsewhere in this Lease, if Tenant desires to make any alterations, installations, additions or improvements, Tenant will, without limiting Tenant's other obligations, comply with all of the following at Tenant's sole cost and expense:

a) Tenant shall furnish Landlord with the plans of the planned alterations prior to construction.

b) Tenant must furnish Landlord with an "as-built" plan upon the completion of any work.

c) Tenant will obtain all governmental permits and pay all applicable government fees, including filing fees.

d) Tenant will file appropriate plans with governmental authorities, where applicable.

e) Tenant will perform all alterations, installations, additions and other improvements in a good and workmanlike manner in accordance with standards at least equivalent to the standards prevailing in the building of which the demised premises form a part.

f) Tenant shall pay for, and shall otherwise accept full responsibility for, any additions and changes in sprinklers, passages, legal exits, entrances, corridors, stairs, elevators and toilets, which may be necessitated by such alterations, installations, additions or improvements and shall not do any work which shall adversely affect the remainder of the building of which the demised premises form a part, provided however, that Tenant shall not have any right to make any such alterations, installations, additions or improvements or perform any work without Landlord's express prior written consent in each instance.

g) Tenant shall not make any installation, alteration, addition or other improvement on or through the roof, nor shall Tenant or Tenant's agents enter upon the roof or place objects thereon without the specific prior written permission of Landlord, who, if such permission is granted, shall specify the time and conditions under which such entry may be obtained. Landlord may make such rules and regulations as they deem appropriate to govern Tenant's use or access to the roof for any purpose whatsoever.

      ARTICLE 4

      Repairs

4.01. Tenant shall, at its sole cost and expense and only using Landlord (or its affiliate) as general contractor, take good care of the demised premises and the furniture, fixtures, equipment and appurtenances therein, and shall keep and maintain the demised premises and the furniture, fixtures, equipment and appurtenances therein, including but not limited to, any and all bathrooms and kitchens which are located within the demised premises, in a condition of good order and repair. Without limiting the foregoing, Tenant shall make all repairs to the demised premises, the Building and the Land, using only Landlord (or Landlord's affiliate) as general contractor including the fixtures and appurtenances in the demised premises and including further Structural Changes of any kind which are necessitated by the act, omission, use, occupancy, negligence or other misconduct of Tenant, its employees, agents, contractors, servants, licensees or invitees or which are necessitated by any breach or default of any of the terms, covenants and conditions of this Lease, as and when needed to keep them in good working order and condition. In addition, Tenant shall, at Tenant's sole cost and expense, using Landlord or its affiliate as general contractor, maintain, repair and replace all HVAC, electric, plumbing and other systems and facilities located within the demised premises which are supplemental or special to the Building's standard systems, whether installed pursuant to this Lease or otherwise. In addition, all damages or injury to the demised premises and to its fixtures, appurtenances, systems, facilities or in and to the Building or to its, fixtures, appurtenances, systems, facilities and caused by Tenant, its agents, employees, contractors, servants, licensees or invitees moving property in or out of the Building or by installation or removal of, fixtures, or other property, shall be repaired, restored or replaced promptly by Tenant at its sole cost and expense, using Landlord or Landlord's affiliate as general contractor, which repairs restorations and replacements shall be in quality and class equal to the original work or installations. Without limiting Landlord's other rights and remedies, Tenant shall pay to Landlord the full cost and expense incurred by Landlord or its affiliate as general contractor in performing such repairs, restorations or replacements which shall be payable by Tenant to Landlord within 15 days after rendition of a bill therefor.

4.02. Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which such floor was designed to carry and which is allowed by law. Landlord represents that the floor load is sufficient for Tenant's use for general office purposes.

4.03. Business machines and mechanical equipment belonging to Tenant which cause vibration, noise, cold or heat that may be transmitted to the Building structure or to any leased space to such a degree as to be reasonably objectionable to Landlord or to any other tenant in the Building shall be placed and maintained by Tenant at its expense in settings of cork, rubber or spring-type vibration eliminators sufficient to absorb and prevent such vibration or noise, cold or heat. The parties hereto recognize that the operation of elevators, air conditioning and heating equipment will cause some vibration, noise, heat or cold which may be transmitted to other parts of the Building and demised premises. Landlord shall be under no obligation to endeavor to reduce such vibration, noise, heat or cold beyond what is customary in a first class office building such as the Building.

4.04. Unless expressly provided for in this Lease, there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from the making of any repairs, alterations, additions or improvements in or to any portion of the Building or the demised premises or in or to fixtures, appurtenances or equipment thereof.

4.05. Landlord, at its sole cost and expense, shall maintain and make all necessary Structural Changes to (i) the Building and the demised premises, and
(ii) the Common Areas, (hereinafter defined in Section 27.09) in a manner consistent with a first-class office building, except that: (a) Landlord shall not be responsible for the maintenance, repair or replacement of any systems including but not limited to heating, ventilating and air conditioning, electric, plumbing including bathrooms and kitchens which are located within the demised premises and are supplemental or special to the Building standard systems, whether installed pursuant to this Lease or otherwise; and (b) the cost of performing any maintenance, repairs or replacements caused or necessitated by the negligence or other misconduct of Tenant, its employees, agents, servants, contractors, licensees or invitees or the failure of Tenant to perform its obligations under this Lease, shall be paid by Tenant, except to the extent of insurance proceeds, if any, actually collected by Landlord with regard to the damage necessitating such repairs; and (c) Landlord shall not be responsible for the maintenance, repair or replacement of any floor coverings located in the demised premises; and (d) Landlord shall also not be responsible for the replacement, repair or maintenance of any electric lighting (including but not limited to tubes, bulbs, ballasts) and any wall finish or covering within the demised premises; and (e) Landlord shall also not be responsible for any repairs, maintenance or replacements which are the obligation of Tenant pursuant to the terms of this Lease.

      ARTICLE 5

      Requirements of Law; Fire Insurance

5.01. Tenant, at its sole cost and expense, shall comply with all law, orders and regulations of Federal, State, County, Municipal and other local governments, departments, commissions, authorities, and boards and with any direction of any public officer or officers, pursuant to law, which shall impose any violation, order or duty upon Landlord or Tenant with respect to the demised premises and arising out of Tenant's use or manner of use or occupancy of the demised premises (including Tenant's permitted use) or with respect to the Building or Land, if arising out of Tenant's use or manner of use or occupancy of the demised premises or the Building (including Tenant's permitted use) or Land.

5.02. Tenant shall not do or permit to be done any act or thing upon the Building, which will invalidate or be in conflict with New York Standard Fire insurance policies covering the Building, and fixtures and property therein, or which would increase the rate of fire insurance applicable to the Building to an amount higher than it otherwise would be; and Tenant shall neither do nor permit to be done any act or thing upon the Land and Building which shall or might subject Landlord to any liability or responsibility for injury to any person or persons or to property by reason of any business or operation being carried on upon the Building; but nothing in this Section 5.02 shall prevent Tenant's use of the demised premises for the purposes stated in Article 2 hereof.

5.03. If, as a result of any act or omission by Tenant or violation of this Lease, the rate of fire insurance applicable to the Building shall be increased to an amount higher than it otherwise would be, Tenant shall reimburse Landlord for all increases of Landlord's fire insurance premiums so caused; such reimbursement to be additional rent payable upon the first day of the month following any outlay by Landlord for such increased fire insurance premiums.
In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rates for the Building or demised premises issued by the body making fire insurance rates, shall be presumptive evidence but not conclusive of the facts therein stated and of the several items and charges in the fire insurance rate than applicable to said Building.

5.04. Tenant shall not use or suffer the demised premises to be used in any manner so as to create an environmental violation or hazard, nor shall Tenant cause or suffer to be caused any chemical contamination or discharge of a substance of any nature which is noxious, offensive or harmful or which under any law, rule or regulation of any governmental authority having jurisdiction constitutes Hazardous Materials as hereinafter defined.

5.05. Tenant shall also immediately notify Landlord in writing of any environmental concerns of which Tenant is or becomes aware and which are raised by any private party or government agency with regard to Tenant's business at the demised premises. Tenant shall also notify Landlord immediately of any hazardous waste spills at the demised premises and of any other Hazardous Materials of which Tenant becomes aware.

5.06. Not in limitation of the generality of the foregoing, but as additional covenants, Tenant specifically agrees that (i) Tenant shall not (at or from the demised premises) generate, manufacture, refine, transport, treat, store, handle, dispose or otherwise deal with any hazardous substances or hazardous waste as now or hereafter defined by applicable law; and (ii) Tenant shall defend, indemnify and hold Landlord harmless against any liability, loss, cost or expense, including reasonable attorneys' fees and costs (whether or not legal action has been instituted) incurred by reason of the existence of or any failure by Tenant to comply with any environmental law now or hereafter in effect. Notwithstanding the foregoing, but without limiting Tenant's other obligations under this Article 5, Tenant shall have the limited right to bring samples of its chemical products into the demised premises subject to the following conditions:

1. All such samples shall be stored, transported, shipped or otherwise handled in accordance with applicable local, state and federal environmental, fire, health and safety laws, rules and regulations.

2. No such samples shall be disposed of within or on the demised premises, the Building or the Land, whether by use of any plumbing, trash receptacles or otherwise. Tenant shall only dispose of such samples off-site by using only licensed and bonded hazardous waste removal contractors.

3. The Tenant shall provide a locked storage area for said chemicals, and Tenant shall provide access to such storage area at all times to any and all state or local fire, police or other public safety officers.

4. Tenant shall also comply with all requirements of Landlord's insurance carrier and will pay any increase in policy premiums to Landlord which may result from Tenant's storage, transportation, shipment or other handling of such chemical samples at the demised premises. If Landlord's mortgagee gives notice that the presence of such chemical samples is a default under any mortgage or mortgage related instrument or if Landlord's insurance carrier gives notice to Landlord that it intends to cancel any of Landlord's insurance policies based upon the presence of such chemical samples, then Tenant shall cease the storage, transportation, shipment or other handling of such chemical samples within three (3) days after receipt of written demand from Landlord.

5.07. As used herein, the term "Hazardous Materials" means and includes all potentially hazardous materials, including without limitation radon, oil, gas and other petroleum products, lead paint, asbestos and asbestos containing materials.

5.08. Tenant covenants and agrees that at any and all times during the term of this Lease it shall be responsible for compliance with any federal, state, county, local, or municipal law (including without limitation Local Law 76, as same now exists or may hereafter be amended, if the Building is located in New York City), statute, ordinance, code, regulation or administrative recommendation pertaining to Hazardous Materials which may have been introduced by the Tenant or its agents, employees contractors, licensees or invitees (including without limitation any requirements pertaining to the cleanup, removal, and/or encapsulation of any Hazardous Materials that may be in or at the demised premises or may have emanated therefrom). Tenant shall, at its sole cost and expense, undertake any and all steps which may be required for compliance as aforesaid. In addition, Tenant shall be solely responsible for restoring and repairing any damage to the demised premises caused by or resulting from such compliance, e.g. the replacement of any ceiling tiles or insulation with comparable products not containing any Hazardous Materials.

5.09. Tenant shall indemnify and save harmless the Landlord, Landlord's agents, servants, and employees, from and against all claims and demands whether for injuries to persons or loss of life, or damage to property, related to or arising in any manner whatsoever out of the clean-up, removal and/or encapsulation of Hazardous Materials provided same is occasioned wholly or in part by any act or omission of (or failure to comply with legal requirements by) Tenant, its agents, contractors, employees, servants and licensees. In the event Landlord shall, without fault on its part, be made a party to any litigation or administrative proceedings commenced by or against Tenant, then Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorneys fees incurred or paid by Landlord in connection with such litigation.

5.10. Notwithstanding anything herein to the contrary, Tenant shall file no documents or take any other action under this Article without Landlord's prior written approval thereof, and Landlord shall also have the right to file such documents or take such action instead or on behalf of Tenant (but still at Tenant's sole cost and expense), and Tenant shall cooperate with Landlord in so doing. Tenant shall also (i) furnish Landlord with copies of any documents filed by Tenant pursuant to any environmental law; (ii) permit Landlord to be present at any inspection, on or off site, and at any meetings and substances dealt with by Tenant at the demised premises, as well as any additional information available to Tenant for government filings or determinations as to whether there has been compliance with an environmental law.

5.11. Landlord shall also have the right, but not the obligation, to enter the demised premises at any time to conduct tests to discover the facts of any alleged or potential environmental problem. In the event Tenant fails to comply as aforesaid with the clean-up, removal, and/or encapsulation of Hazardous Materials when so required within the period of time permitted or promulgated, then in such event Landlord (or its affiliate) may undertake said work, but shall not be obligated to do so. Should Landlord (or its affiliate) undertake said work required by Tenant as aforesaid, then in such event, Landlord shall render a statement to Tenant for the cost and expenses of undertaking said work plus a charge of twenty (20%) percent for administrative costs and expenses, which statement shall be paid by Tenant as Additional Rent within ten (10) days of receipt thereof. Failure of Tenant to undertake compliance as aforesaid shall constitute a material default under this Lease for which Landlord shall have all rights and remedies, including without limitation the right to terminate this Lease and the right to hold Tenant responsible for the entire cost of compliance as aforesaid and for all of Landlord's damages resulting from Tenant's failure to so comply.

5.12. The provisions of this Article shall survive the expiration or earlier termination of this Lease, and the Tenant shall require any permitted assignee or sub-lessee of the demised premises to agree expressly in writing to comply with all the provisions of this Article.

      ARTICLE 6

      Subordination

6.01. This Lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument of subordination shall be required by any mortgagee. In confirmation of such subordination, Tenant shall execute promptly any certificate that Landlord may reasonably request.

      ARTICLE 7

      Loss, Damage, Reimbursement, Liability, etc.

7.01. Landlord or its agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Building, or from the pipes, appliances or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature, unless any of the foregoing shall be caused by or due to the negligence, breach of guarantees, act or omissions of Landlord, its agents, servants or employees.

7.02. Tenant shall reimburse Landlord for all expense, damages or fines incurred or suffered by Landlord, and for which Landlord has not been or will not be reimbursed by insurance, by reason of any breach, violation or nonperformance by Tenant, or its agents, servants or employees, of any covenant or provision of this Lease, or by reason of damage to persons or property caused by moving property of or for Tenant in or out of the Building, or by the Tenant or by reason of or arising out of the carelessness, negligence or improper conduct of Tenant, or its agents, servants or employees in the use or occupancy of the demised premises with out prejudice to Landlord's other rights and remedies.

7.03. Tenant shall give Landlord notice in case of fire or accidents in the demised premises promptly after Tenant is aware of such event.

7.04. As a material inducement for Landlord to execute and deliver this Lease, Tenant agrees to look solely to Landlord's estate and interest in the Land and Building, or the Lease of the Building, and the demised premises, for the satisfaction of any right or remedy of Tenant for the collection of a judgment (or order or other judicial process) requiring, in whole or in part, the payment of money by Landlord, in the event of any liability by Landlord hereunder, and no other property or assets of Landlord shall be subject to levy, execution, attachment, or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this Lease, the relationship of Landlord and Tenant hereunder, or Tenant's use and occupancy of the demised premises, or for any other liability of Landlord to Tenant.

7.05. Each party hereby releases the other party (which term as used in this paragraph includes the employees, agents, officers and directors of the other party) from all liability whether for negligence or otherwise, in connection with loss covered by any insurance policies which the releasor carries with respect to the demised premises or any interest or property therein or, thereon (whether or not such insurance is required to be carried under this Lease), but only to the extent that such loss is collected under said insurance policies. Such release is also conditioned upon the inclusion in the policy or policies of a provision whereby any such release shall not adversely affect said policies or prejudice any right of the releasor to recover thereunder. Each party agrees that its insurance policies, aforesaid, will include such a provision so long as the same shall be obtainable without extra cost, or if extra cost shall be charged therefor, each party shall advise the other thereof of the amount of the extra cost, and the other party, at its election, may pay the same, but shall not be obligated to do so.

      ARTICLE 8

      Destruction - Fire or Other Cause

8.01. If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Landlord and this Lease shall continue in full force and effect except as hereinafter set forth.

8.02. If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Landlord and the rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the demised premises which is usable.

8.03. If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the demised premises shall have been repaired and restored by Landlord, subject to Landlord's right to elect not to restore the same as hereinafter provided.

8.04. If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or part) if the Building shall be so damaged that Landlord shall decide to demolish it or not to rebuild it, then, in any of such events Landlord may elect to terminate this Lease by written notice to Tenant, given within 90 days after such fire or casualty, specifying a date for the expiration of this Lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this Lease shall expire as fully and completely as if such date were the date set forth above for the termination of this Lease and Tenant shall forthwith quit, surrender and vacate the demised premises without prejudice however, to Landlord's rights and remedies against Tenant under the Lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any rent paid for periods subsequent to such date shall be returned to Tenant. Unless Landlord shall serve a termination notice as provided for herein, Landlord shall make the repairs and restorations under the conditions of 8.02 and 8.03 hereof, with all reasonable diligence, subject to delays due to adjustment of insurance claims, labor troubles, the events set forth or encompassed by the provisions of Article 25 and any and all other causes beyond Landlord's control. After any such casualty, Tenant shall cooperate with Landlord's restoration by removing from the demised premises as promptly as reasonably possible, all of the Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five (5) days after written notice from Landlord that the demised premises are substantially ready for Tenant's occupancy excluding Tenant's furniture, furnishings, fixtures, equipment, improvements or appurtenances removable by Tenant which Landlord will not have any obligation to repair or restore.

8.05. No damages, compensation or claim shall be payable by Landlord to Tenant for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the demised premises or of the Building.

8.06. Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law, Landlord and Tenant hereby releases and waives all right of recovery against the other or anyone claiming through or under each of them by way of subrogation or otherwise. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefitting from the waiver shall pay such premium within ten (10) days after written demand or shall be deemed to have agreed that the party obtaining insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Landlord will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Landlord will not be obligated to repair any damage thereto or replace the same.

8.07. Tenant hereby waives the provisions of Section 227 of the Real Property Law of the State of New York and agrees that the provisions of this Article shall govern and control in lieu thereof.

      ARTICLE 9

      Eminent Domain

9.01. In the event that the whole of the demised premises shall be lawfully condemned or taken in any manner for any public or quasi-public use or purpose, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title (hereinafter referred to as the "date of taking"), and Tenant shall have no claim against Landlord or the condemning authority for, or make any claim for, the value of any expired term of this Lease, nor any other claim, and the rent and additional rent shall be apportioned as of such date.

9.02. In the event that any part of the demised premises shall be so condemned or taken, then this Lease shall be and remain unaffected by such condemnation or taking, except that the rent and additional rent allocable to the part so taken shall be apportioned as of the date of taking, provided, however, that Tenant or Landlord may each elect to cancel this Lease if more than twenty-five (25%) percent of the demised premises shall be so condemned or taken, provided such notice of election is given to the other party, not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice by Tenant. Upon such partial taking and this Lease continuing in force as to any part of the demised premises, the rent and additional rent shall be diminished by an amount representing the part of said rent and additional rent properly applicable to the portion or portions of the demised premises which may be condemned or taken. If as a result of the partial taking (and this Lease continuing in force as to the part of the demised premises not so taken), any part of the demised premises not taken is damaged, Landlord agrees with reasonable promptness to commence the work necessary to restore the damaged portion to the condition existing immediately prior to the taking, and prosecute the same with reasonable diligence to its completion.

9.03. Nothing hereinabove provided shall preclude Tenant from appearing, claiming, proving and receiving in the condemnation proceeding, Tenant's moving expenses, and the value of Tenant's movable furniture, fixtures and equipment which do not become part of the Building or property of Landlord, provided such claims do not diminish Landlord's award.

9.04. In the event that more than twenty-five (25%) per cent of the demised premises shall be so taken and neither Tenant nor Landlord have elected to cancel this Lease as above provided, the entire award for partial taking shall be paid to Landlord, and Landlord, at Landlord's own expense, shall to the extent of the net proceeds (after deducting reasonable expenses including attorneys' and appraisers' fees) of the award restore the unaffected part of the Building to substantially the same condition and tenantability as existed prior to the taking. Until said unaffected portion is restored, Tenant shall be entitled to a proportionate abatement of rent for that portion of the demised premises which is being restored and is not usable until the completion of the restoration or until the said portion of the demised premises is used by Tenant, whichever is sooner. Said unaffected portion shall be restored within a reasonable time but not more than six (6) months after the taking provided, however, if Landlord is delayed by strike, lockout, the elements, any of the events set forth or encompassed by Article 25 or any other causes beyond Landlord's control, the time for completion shall be extended for a period equivalent to the delay. Should Landlord fail to complete the restoration within the said six (6) months or the time as extended, Tenant may elect to cancel this Lease and the term hereby granted in the manner and with the same results as set forth in the next two sentences of this Section 9.04. If such partial taking shall occur in the last two years of the term hereby granted, either party, irrespective of the area of the space remaining, may elect to cancel this Lease and the term hereby granted, provided such party shall, within thirty (30) days after such taking, give notice to that effect, and upon the giving of such notice, the rent shall be apportioned and paid to the date of expiration of the term specified and this Lease and the term hereby granted shall cease, expire and come to an end upon the expiration of said thirty days specified in said notice. If either party shall so elect to end this Lease and the term hereby granted, Landlord need not restore any part of the demised premises and the entire award for partial condemnation shall be paid to Landlord, and Tenant shall have no claim to any part thereof, except as to the items set forth in Section 9.03 where same are applicable.

9.05. In the event all or any part of the demised premises shall be taken for a temporary use or occupancy, (a) the Lease term shall not be reduced or affected in any way except as provided in (d) below, (b) Tenant shall continue to be responsible for all of its obligation hereunder and shall continue to pay all rents and additional rents when due, (c) Tenant shall be entitled to receive that portion of the award which represents reimbursement for the cost of restoration of the demised premises, compensation for the use and occupancy of the demised premises and for any taking of Tenant's property, except that, if the temporary period of taking shall extend beyond the expiration of the term of this Lease, the portion of the award representing compensation for the use and occupancy of the demised premises shall be apportioned between Landlord and Tenant as of said expiration date of said term and Landlord shall receive that portion of the award which represents reimbursements for the cost of restoration of the demised premises, and (d) if the date of taking shall occur during the last three (3) years of the term of this Lease, Tenant may elect to cancel this Lease by notice of election given by Tenant to Landlord not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice and the rent and additional rent shall be apportioned as of such termination date, with Landlord and not Tenant, to receive the portion of the award which represents reimbursement for the cost of restoration of the demised premises and the portion of the award representing compensation for the use and occupancy of the demised premises for the time subsequent to the cancellation date.

9.06. In the event more than one-third (1/3) of the parking spaces shall be so condemned or taken which parking spaces formulate part of the overall Land, and the Landlord is not able to provide on-premises parking equal to two-thirds (2/3) of the original parking areas, then in that event the Tenant may elect to cancel this Lease and the terms hereby granted in accordance with the provisions of Section 9.02 applicable to condemnation of more than twenty-five (25%) percent of the demised premises. Landlord shall give notice to Tenant within sixty (60) days of the date of such taking as to whether or not Landlord will in fact restore sufficient parking facilities as herein set forth. If Tenant does not elect to cancel this Lease, as aforesaid, then there shall be no reduction or abatement in rent and this Lease shall otherwise remain in full force and effect.

      ARTICLE 10

      Assignment and Subletting

10.01. Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this Lease, nor underlet, or suffer or permit the demised premises or any part thereof to be used or occupied by others, without the prior written consent of Landlord in each instance. If this Lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anyone other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, undertenant or occupant, and apply the net amount collected to the rent herein reserved, but no assignment, underletting, occupancy or collection or the acceptance of the assignee, undertenant or occupant as tenant, shall be deemed a waiver of the provisions hereof or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained; it being expressly understood and agreed that Tenant shall remain fully liable for the performance and observance of all terms, covenants and conditions of this Lease, including without limitation, timely payment of all rent and items of additional rent. The consent by Landlord to an assignment or underletting shall not in any wise be construed to relieve Tenant from obtaining the express consent in writing of Landlord to any further assignment or underletting. In no event shall any permitted sublessee assign or encumber its sublease or further sublet all or any portion of its sublet space, or otherwise suffer or permit the sublet space or any part thereof to be used or occupied by others, without Landlord's prior written consent in each instance.

10.02. If Tenant desires to assign this Lease or to sublet all or any portion of the demised premises, it shall first submit in writing to Landlord the description of the space and the terms for which Tenant intends to assign or sublease and shall offer in writing, (i) with respect to a prospective assignment, to assign this Lease to Landlord without any payment of monies or other consideration therefor, or, (ii) with respect to prospective subletting, to sublet to Landlord or its designee the portion of the demised premises involved ("Leaseback Area") for the term intended by Tenant in its offer and at the lower of (a) Tenant's proposed subrental or (b) at the same rate of fixed rent and additional rent and otherwise on the same terms, covenants and conditions (including provisions relating to escalation rents), as are contained herein and as are applicable to the portion of the demised premises to be covered by such subletting. The offer shall specify the date when the Leaseback Area will be made available to Landlord which date shall be in no event earlier than sixty (60) days nor later than one hundred eighty (180) days following the acceptance of the offer by the Landlord. If an offer of sublease is made, it shall in addition specify the duration of the term of the proposed sublease as fixed by Tenant, except that if the proposed sublease will result in all or substantially all of the demised premises being sublet, then Landlord shall have the option to extend the term of this sublease to the term of the underlying Lease, less one day. Landlord shall have a period of fifteen (15) days from the receipt of such offer to either accept or reject the same. If Landlord shall accept such offer Tenant shall then execute and deliver to Landlord, or to anyone designated or named by Landlord of reasonable credit standing, an assignment or sublease, as the case may be, in either case in a form reasonably satisfactory to Landlord's counsel.

10.02.1 If a sublease is so made to Landlord or its designee, it shall expressly:

(a) permit Landlord to make further subleases of all or any part of the Leaseback Area and (at no cost or expense to Tenant) to make and authorize any and all changes, alterations, installations and improvements in such space as Landlord may deem necessary for such subletting, at Landlord's expense;

(b) provide that Tenant will at all times permit reasonably appropriate means of ingress to and egress from the Leaseback Area;

(c) negate any intention that the estate created under such sublease be merged with any other estate held by either of the parties;

(d) provide that Landlord shall accept the Leaseback Area "as is" except that Landlord, at Tenant's expense, shall perform all such work physically to separate the Leaseback Area from the remainder of the demised premises and to permit lawful occupancy, it being intended that Tenant shall have no other cost or expense in connection with the subletting of the Leaseback Area;

(e) provide that at the expiration or sooner termination of the term of such sublease Tenant will accept the Leaseback Area in its then existing condition, subject to the obligations of Landlord to make such repairs thereto as may be necessary to preserve the Leaseback Area in good order and condition, ordinary wear and tear expected.

10.02.2 Landlord, or its designee, as the case may be, shall indemnify and save Tenant harmless from all obligations under this Lease as to the Leaseback Area during the period of time it is so sublet except for any obligations which are not performed by Landlord, or its designee, as such subtenant by reason of the acts or omissions of Tenant, its agents, employees, contractors, servants, licensees or invitees. Performance by Landlord, or its designee, under a sublease of the Leaseback Area shall be deemed performance by Tenant of any similar obligation contained in this Lease, and Tenant shall not be liable for any default under this Lease or deemed to be in default hereunder if such default is occasioned by or arises from any act or omission of the Landlord under such sublease or is occasioned by or arises from any act or omission of any occupant holding under or pursuant to any such sublease with Landlord or its designee.

10.03.  If Landlord shall not have accepted Tenant's offer, as provided in
Section 10.02, then Landlord will not unreasonably withhold or delay its consent to Tenant's request for consent to such assignment or subletting. Any such consent of Landlord shall be subject to the terms of this Article and conditional upon there being no default by Tenant (which Tenant has not timely cured or in good faith has commenced to cure and is diligently prosecuting the cure thereof) during the period commencing on the date that Tenant shall have made the offer as set forth in 10.02 to Landlord up to and including the date of the commencement of the term of the proposed sublease or the effective date of any such proposed assignment. In the event Tenant does not successfully sublet or assign the space so designated in 10.02 within six (6) months, then the Landlord's rights in 10.02 shall re-occur before Tenant may sublet or assign such space.

10.04. If Tenant requests Landlord's consent to a specific assignment or subletting, it shall submit in writing to Landlord (which writing shall be in addition to the writing required pursuant to Section 10.02 hereof) (i) the name and address of the proposed assignee or sublessee, (ii) a counterpart of the proposed agreement or assignment or sublease, (iii) reasonably satisfactory information as to the nature and character of the business of the proposed assignee or sublessee, and as to the nature of its proposed use of the space, and (iv) banking, financial or other credit information relating to the proposed assignee or sublessee reasonably sufficient to enable Landlord to determine the financial responsibility and character of the proposed assignee or sublessee. The proposed sublessee or assignee must have a net worth equal to not less than fifty percent (50%) of the net worth of Tenant.

10.05. Upon receiving Landlord's written consent, a duly executed copy of the sublease or assignment shall be delivered to Landlord within ten (10) days after execution thereof. Any such sublease shall provide that the sublessee shall comply with all applicable terms and conditions of this Lease to be performed by the Tenant hereunder. Any such assignment of Lease shall contain an assumption by the assignee of all of the terms, covenants and conditions of this Lease to be performed by the Tenant.

10.06. Anything herein contained to the contrary notwithstanding:

(a) Tenant shall not advertise (but may list with brokers) its space for assignment or subletting at a rental rate lower than the rental rate then being paid by Tenant to Landlord.

(b) The transfer of a majority of the issued and outstanding capital stock of any corporate tenant or subtenant of this Lease or a majority of the total interest in any partnership tenant or subtenant, or a majority of the membership interests in a limited liability company, tenant or subtenant or a majority of the total beneficial interests in any other form of tenant or subtenant, however accomplished, and whether in a single transaction or in a series of related or unrelated transactions, shall be deemed an assignment of this Lease. The transfer of outstanding capital stock of any corporate tenant, for purposes of this Article, shall not include sale of such stock by persons other than those deemed "insiders" within the meaning of the Securities Exchange Act of 1934 as amended and which sale is effected through "over-the-counter market" or through any recognized stock exchange. In no event shall there be an assignment or subletting it being understood and agreed that any assignment or subletting must be to a bona fide operating entity for a bona fide business purpose and which proposed assignment or subletting is not designed to circumvent the restrictions on assignment and subletting set forth in this Lease to a "shell" corporation - said assignment must be to the operating entity.

(c) In addition to the restrictions set forth in this Article 10, no assignments or subletting shall be made:

(i) To any person or entity which shall at that time be a tenant, subtenant or other occupant of any part of the Building of which the demised premises form a part, or any person or entity who has been dealing or negotiating with (or has previously dealt or negotiated with) the Landlord or a broker for space in the Building, or any person or entity with whom Landlord has been in negotiations during the preceding one (1) year for any space in any Building owned or managed by Landlord or its representatives.

(ii) By the legal representatives of Tenant or by any person to whom Tenant's interest under this Lease passes by operation of law, except in compliance with the provisions of this Article;

(iii) To any person or entity for the conduct of business which is not in keeping with the standards and the general character of the Building of which the demised premises form a part.

(iv)  To any person or entity for the practice of medicine in any field.

10.07. Tenant may, with Landlord's prior written consent, which shall not be unreasonably withheld, provided that Tenant otherwise complies with all other terms, covenants and conditions of this Article 10, assign or transfer its entire interest in this Lease and the leasehold estate hereby created or sublet the whole of the demised premises to a successor entity ("Successor Entity") of Tenant (as hereinafter defined); provided, however, that (i) Tenant shall not be in default in any of the terms, covenants and conditions of this Lease, (ii) the proposed occupancy shall not increase the office cleaning requirements or impose an extra burden upon the building equipment or building services and
(iii) the proposed subtenant or assignee shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of New York State. A "Successor Entity", as used in this Article 10 shall mean (a) a corporation, partnership, limited liability company or other business entity into which or with which Tenant, its permitted successors or assigns, is merged or consolidated, in accordance with applicable statutory provisions for the merger or consolidation of corporations or other business entities, or (b) a corporation, partnership, limited liability company or other business entity acquiring this Lease and the term hereof and estate hereby granted, together with the goodwill and all or substantially all of the other property and assets, its permitted successors or assigns, and assuming all or substantially all of the liabilities of Tenant, its permitted successors and assigns, or (c) any permitted successor to a Successor Entity becoming such by either of the methods described in subdivisions (a) and (b) above; provided that, immediately after giving effect to any such merger or consolidation, or such acquisition and assumption, as the case may be, the business entity surviving such merger or created by such consolidation or acquiring such assets and assuming such liabilities, as the case may be, shall have assets, capitalization and a net worth, as determined in accordance with generally accepted accounting principles, at least equal to the assets, capitalization and net worth, similarly determined, of Tenant, its permitted successors or assigns, immediately prior to such merger or consolidation or such acquisition and assumption, as the case may be. The acquisition by Tenant, its permitted successors or assigns, of all or substantially all of the assets, together with the assumption of all or substantially all of the obligations and liabilities of any business entity, shall be deemed to be a merger for the purposes of this Article.

10.08. In the event that Tenant sells, sublets, assigns or transfers this Lease and at anytime receives periodic rent and/or other consideration which exceeds that which Tenant would at that time be obligated to pay to Landlord, Tenant shall pay to Landlord 50% of the gross increase, exclusive of the costs of any improvements, in such rent as such rent is received by Tenant and 50% of any other consideration received by Tenant for such subtenant of any other consideration received by Tenant from such subtenant in connection with such sublease or in the case of an assignment of this Lease by Tenant, Landlord shall receive 50% of any consideration paid to Tenant by, such assignee in connection with such assignment.

      ARTICLE 11

      Access to Demised Premises

11.01. Tenant shall permit Landlord to erect, use and maintain pipes, ducts and conduits in and through the demised premises, provided the same are installed concealed behind walls and ceilings of the demised premises and are installed by such methods and at such locations as will not materially interfere with or impair Tenant's layout or use of the demised premises or damage the appearance thereof. Landlord or its agents or designees shall have the right, upon reasonable notice, (except in the event of an emergency) but only upon request (except in the event of an emergency) made to Tenant or any authorized employee of Tenant at the demised premises to enter the demised premises, other than vaults or other enclosures where money, securities or other valuables or confidential documents are kept, at reasonable times during business hours, for the making of such repairs or alterations as Landlord shall be required or shall have the right to make by the provisions of this Lease or any other lease in the Building and, subject to the foregoing, shall also have the right to enter the demised premises for the purpose of inspecting them or exhibiting them to prospective purchasers or lessees of the entire Building or to prospective mortgagees of the fee or of the Landlord's interest in the property of which the demised premises are a part or to prospective assignees of any such mortgages or to the holder of any mortgage on the Landlord's interest in the property, its agents or designees. Landlord shall be allowed to take all material into and upon the demised premises that may be required for the repairs or alterations above mentioned as the same is required for such purpose without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no wise abate, except as otherwise provided in this Lease, while said repairs or alterations are being made, by reason of loss or interruption of the business of Tenant because of the prosecution of any such work, provided Landlord shall exercise reasonable diligence so as to minimize the disturbance.

11.02. Landlord may, upon reasonable notice to the Tenant, during the six (6) months prior to the expiration of the term of this Lease, exhibit the demised premises to prospective tenants.

11.03. If Tenant shall not be personally present to open and permit an entry into the demised premises at any time when for any reason an entry therein shall be urgently necessary by reason of fire or other emergency, Landlord or Landlord's agents may forcibly enter the same without rendering Landlord or such agents liable therefor (if during such entry Landlord or Landlord's agents shall accord reasonable care to Tenant's property) and without in any manner affecting the obligations and covenants of this Lease.

      ARTICLE 12

      Certificates of Occupancy

12.01. Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the Building. Landlord represents to the best of its knowledge that the certificate of occupancy for the Building permits the use of the demised premises for the purposes specified in this Lease. Landlord will make no changes to the Building which will result in the change to the Certificate of Occupancy for the Building that would prevent the Tenant from using the demised premises for the use specified in this Lease.

      ARTICLE 13

      Bankruptcy

13.01. Subject to the provisions of Section 13.03 and the applicable bankruptcy statutes, if at any time prior to the date herein fixed as the commencement of the term of this Lease there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or a trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, this Lease shall ipso facto be cancelled and terminated, in which event neither Tenant nor any person claiming through or under Tenant or by virtue of any statute or of an order of any court shall be entitled to possession of the demised premises and Landlord, in addition to the other rights and remedies given by Section 13.04 hereof and by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute of rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant upon the execution thereof.

13.02. Subject to the provisions of Section 13.03, if at the date fixed as the commencement of the term of this Lease or if at any time during the term hereby demised there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization of the appointment of a receiver or trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, Landlord may at Landlord's option, serve upon Tenant or any such trustee, receiver, or assignee, a notice in writing stating that this Lease and the term hereby granted shall cease and expire on the date specified in said notice, which date shall be not less than ten (10) days after the serving of said notice and this Lease and the term hereof shall then expire on the date so specified as if that date had originally been fixed in this Lease as the expiration date of the term herein granted. Thereupon, neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the demised premises but shall forthwith quit and surrender the demised premises, and Landlord, in addition to the other rights and remedies Landlord has by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute or rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant.

13.03.  In the event that at any times mentioned in either Sections 13.01 and
13.02 there shall be instituted against Tenant an involuntary proceeding for bankruptcy, insolvency, reorganization or any other relief described in Sections 13.01 or 13.02, Tenant shall have ninety (90) days in which to vacate or stay the same before this Lease shall terminate or before Landlord shall have any right to terminate this Lease, provided the rent and additional rent then in arrears, if any, are paid within fifteen (15) days after the institution of such proceeding, and further provided that the rent and additional rent which shall thereafter become due and payable are paid when due, and Tenant shall not otherwise be in default in the performance of the terms and covenants of this Lease.

13.04. In the event of the termination of this Lease pursuant to Sections 13.01, 13.02 or 13.03 hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the then fair and reasonable rental value of the demised premises for the same period. If the demised premises or any part thereof be re-let by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be prima facie evidence of the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall be limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time, and governing the proceedings in which such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

      ARTICLE 14

      Default

14.01. If Tenant defaults any of the terms, covenants and conditions of this Lease, including the covenants for the payment of rent or additional rent, or if the demised premises become vacant or deserted, or if any execution or attachment shall be issued against Tenant or any of Tenant's property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if this lease be rejected under the applicable bankruptcy code; or if Tenant shall fail to move into or take possession of the premises within thirty (30) days after the commencement of the term of this lease, then, in any one or more of such events, upon Owner serving a written ten (10) days notice upon Tenant specifying the nature of said default and upon the expiration of said ten (10) days, if Tenant shall have failed to comply with or remedy such default of if the said default or omission complained of shall be a non-monetary and is of a nature that the same cannot be completely cured or remedied within said ten
(10) day period, and if Tenant shall not have diligently commenced curing such non-monetary default within such ten (10) days period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such non-monetary default, provided however, that in no event shall Tenant have in excess of thirty (30) days to complete the cure of any such non-monetary default which is of such a nature that same cannot be completely cured within said ten (10) day period, then, in any one or more of such events, Owner may serve a written ten (10) days' notice of cancellation of this lease upon Tenant, and upon the expiration of said ten (10) days this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such ten (10) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner, but Tenant shall remain liable as hereinafter provided.

14.01.1 Reference is made to that certain other lease agreement which Landlord and Tenant entered into in October 1990 covering certain space in the Building which was modified by that certain modification of lease dated as of April 14, 1997 (collectively, the "Existing Lease"). Reference is further made to that certain other lease agreement of even date entered into by and between Landlord and Tenant covering other premises in the Building ("Other Lease"). A default by Tenant under the Existing Lease and/or a default by Tenant under the Other Lease shall, at the option of Landlord, constitute a default under this Lease. A default under this Lease by Tenant shall, at the option of Landlord, constitute a default under the Existing Lease and/or the Other Lease. Without limiting the foregoing, in the event that this Lease terminates by reason of Tenant's default or otherwise, including by reason of fire or other casualty or condemnation, then at Landlord's option, the Existing Lease and/or the Other Lease shall also terminate and in the event that the Existing Lease shall terminate by reason of Tenant's default thereunder or otherwise, including by reason of fire, casualty or condemnation, then at Landlord's option this Lease and/or the Other Lease shall also terminate and in the event that the Other Lease shall terminate by reason of Tenant's default and/or otherwise, including by reason of fire, casualty or condemnation, then at Landlord's option this Lease and/or the Existing Lease shall also terminate, without prejudice to Landlord's other rights and remedies at law and in equity.

14.02. If the notices provided for in Section 14.01 hereof shall have been given, and the term shall expire as aforesaid, or if Tenant shall default in the payment of the rent reserved herein or any item of additional rent herein provided or any part of either or in making any other payment herein provided for, then and in any of such events Landlord may, without notice, re-enter the demised premises, and dispossess Tenant, the legal representatives of Tenant or other occupant of the demised premises, by summary proceedings and lawfully remove their effects and hold the premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.

14.03. Notwithstanding the provisions of Section 14.01 hereof, Tenant, at its own cost and expense may contest, in any manner permitted by law (including appeals to a court, or governmental department or authority having jurisdiction in the matter), the validity or the enforcement of any governmental act, regulation or directive with which Tenant is required to comply pursuant to this Lease, and may defer compliance therewith provided that:

(a) such non-compliance shall not subject Landlord or any of its directors, officers, employees or shareholders to criminal prosecution, criminal or civil penalty or subject the Land and/or Building at One Hollow Road, Lake Success, New York, to lien or sale;

(b) such non-compliance shall not be in violation of any mortgage, or of any ground or underlying lease and/or any mortgage affecting the Building or Land;

(c) Tenant shall first deliver to Landlord a surety bond issued by a surety company licensed in the State of New York or other security satisfactory to Landlord in an amount satisfactory to Landlord, indemnifying and protecting Landlord against any loss or injury by reason of such non-compliance; and

(d) Tenant shall promptly and diligently prosecute such contest.

(e) Tenant shall pay any and all costs and expenses associated with such contest and shall reimburse Landlord for its reasonable attorneys fees associated with the Landlord's review of or participation in Tenant's contest. Landlord shall reasonably cooperate with Tenant, including the execution of such documents as are reasonably necessary under the circumstances, provided that Landlord agrees with the accuracy of such documents and that no provision of this Lease is violated thereby.

      ARTICLE 15

      Remedies of Landlord; Waiver of Redemption

15.01. In case of any such re-entry, expiration and/or dispossess by summary proceedings or otherwise as set forth in Article 14 hereof (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such expenses as Landlord may incur for legal expenses, reasonable attorneys' fees, brokerage, and/or putting the demised premises in good order, or for preparing the same for re-rental; (b) Landlord may re-let the demised premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions or free rent; and/or (c) Tenant shall also pay Landlord as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term this Lease. The failure of Landlord to re-let the demised premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such liquidated damages there shall be added to the said deficiency such expenses as Landlord may incur in connection with re-letting, such as legal expenses, reasonable attorneys' fees, brokerage and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent days specified in this Lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord, at Landlord's option, may make such alterations, repairs, replacements and/or decorations in the demised premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of re-letting the demised premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for the failure or refusal to re-let the demised premises or any parts thereof, or, in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting. In the event of a breach, or threatened breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy, shall not preclude Landlord from any other remedy, in law or in equity. Without limiting Landlord's other rights and remedies, if Tenant shall at any time default hereunder, and if Landlord shall institute an action or summary proceedings against Tenant based upon such default, or if Landlord is otherwise involved in any litigation against Tenant, then Tenant will reimburse Landlord for the reasonable attorneys' fees, costs and disbursements incurred by Landlord.

15.02. Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of demised premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease or otherwise.

      ARTICLE 16

      Fees and Expenses; Interest

16.01. If Tenant shall default in the observance or performance of any term or covenants on Tenant's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, then, without limiting Landlord's other rights and remedies (a) Landlord may remedy such default for the account of Tenant, immediately and without notice in case of emergency, or in any other case only provided that Tenant shall fail to remedy such default with all reasonable dispatch after Landlord shall have notified Tenant in writing of such default and the applicable grace period for curing such default shall have expired; and (b) if Landlord makes any expenditures or incurs any obligations for the payment of money in connection with such default including, but not limited to, reasonable attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred, with interest, shall be deemed to be additional rent hereunder and shall be paid by Tenant to Landlord upon rendition of a bill to Tenant therefor.

16.02. Without limiting Landlord's other rights and remedies, if Tenant is late in making any payment due to Landlord from Tenant under this Lease, then interest per annum ("interest") calculated at the rate of three percent (3%) above the prime rate of interest charged by The Chase Manhattan Bank in New
York City   shall become due and owing to Landlord on such payment from the date when it was due (or the maximum amount as may then be legally permitted by law whichever is lower).

16.03. If Landlord shall default in the observance or performance of any term or covenants on Landlord's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, and if Landlord shall fail to commence to cure such default within forty-five (45) days after receipt of written demand from Tenant (or if such default cannot be cured within forty-five days, then Landlord shall have a reasonable period of time after receipt of written notice from Tenant to cure such default), and thereafter continue to prosecute such default, then Tenant may remedy such default for the account of Landlord. If Tenant makes any reasonable expenditures or incurs any obligations for the payment of money in connection with the cure of such default, such sums paid or obligations incurred, shall be deemed to be due by Landlord to Tenant within rendition of a bill in reasonable detail to Landlord therefor.

      ARTICLE 17

      No Representations by Landlord

17.01. Landlord or Landlord's agents have made no representations or promises with respect to the Building or demised premises except as herein expressly set forth.

  ARTICLE 18

      End of Term

18.01. Upon the expiration or other termination of the term, Tenant shall quit and surrender to Landlord the demised premises, broom clean, in good order and condition, ordinary wear and tear and damage for which Tenant is not responsible under the terms of this Lease excepted, Tenant's obligation to observe or perform this covenant shall survive the expiration or sooner termination of the term of this Lease. Tenant agrees to indemnify and save Landlord harmless from all costs, claims, loss or liability resulting from delay by Tenant in so surrendering the demised premises, including, without limitation, any claims made by any succeeding tenant founded on such delay. If the last day of the Term or any renewal thereof falls on Saturday or Sunday this Lease shall expire on the business day immediately preceding. Tenant expressly waives, for itself and for any person claiming through or under Tenant, any rights which Tenant or any such person may have under the provisions of Section 2201 of the New York Civil Practice Law and Rules and of any successor law of like import then in force in connection with any holdover summary proceedings which Landlord may institute to enforce the foregoing provisions of this Article 18. In addition, the parties recognize and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the demised premises as aforesaid will be substantial, will exceed the amount of the monthly installments of the fixed annual rent theretofore payable hereunder, and will be impossible to accurately measure. Tenant therefor agrees that if possession of the demised premises is not surrendered to Landlord within twenty-four (24) hours after the expiration date or a sooner termination of the Term, in addition to any other rights or remedy Landlord may have hereunder or at law Tenant shall pay to Landlord for each month and for each portion of any month during which Tenant holds over in the demised premises after the Expiration Date or sooner termination of this Lease, a sum equal to two (2) times the fixed rent and all items of additional rent which was payable under this Lease during the last month of the Term. Nothing herein contained shall be deemed to permit Tenant to retain possession of the demised premises after the Expiration Date or sooner termination of this Lease and no acceptance by Landlord of payments from Tenant after the expiration or sooner termination of the Lease shall be deemed to be other than on account of the amount to be paid by Tenant in accordance with the provisions of this
Article 18, which provisions shall survive the expiration or sooner termination of this Lease.

      ARTICLE 19

      Quiet Enjoyment

19.01. Landlord covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject nevertheless, to the terms and conditions of this Lease, and to any ground leases, underlying leases and mortgages hereinbefore mentioned to which this Lease is subordinate.

      ARTICLE 20

      Definitions

20.01. The term "Landlord" as used in this Lease means only the owner, or the mortgagee in possession, for the time being of the Land and Building (or the owner of a lease of the Building or of the Land and Building), so that in the event of any transfer of title to the Land and Building or said lease, or in the event of a lease of the Building, or of the Land and Building, upon notification to Tenant of such transfer or lease the said transferor Landlord shall be and hereby is entirely freed and relieved of all existing or future covenants, obligations and liabilities of Landlord hereunder, and it shall be deemed and construed as a covenant running with the Land without further agreement between the parties or their successors in interest, or between the parties and the transferee of title to the Land and Building or said lease, or the said lessee of the Building, or of the Land and Building, that the transferee or the lessee has assumed and agreed to carry out any and all such covenants, obligations and liabilities of Landlord hereunder.

20.02. The words "re-enter" and "re-entry" as used in this Lease are not restricted to their technical legal meaning.

20.03. The term "business days" as used in this lease shall exclude Saturdays, Sundays, New Year's Day, Memorial Day, Fourth of July, Labor Day, Thanksgiving Day, and Christmas. For cleaning purposes, "business days" as used in this Lease shall exclude all Saturdays, Sundays, and holidays as set forth in the agreement between Realty Advisory Board on Labor Relations, Inc. or any successor thereto and Local 32B-32J of the Building Service Employees International Union (AFL-CIO). The term "business hours" as used in this Lease shall mean the hours between 8:00 am and 6:00 pm during business days.

20.04. The term "Tenant's Proportionate Share" as used in this Lease shall mean 19.6%.

      ARTICLE 21

      Adjacent Excavation - Shoring

21.01. If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as shall be necessary to preserve the wall of or the Building of which the demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent. If said excavation is conducted by the Landlord or by an authorized agent of the Landlord and it is done in such fashion so as to interrupt Tenant's normal business, to the extent of said interruption the rent herein shall be abated proportionately.

      ARTICLE 22

      Rules and Regulations

22.01. Tenant and Tenant's servants, employees and agents shall observe faithfully and comply strictly with the Rules and Regulations set forth in Exhibit B attached hereto and made part hereof entitled "Rules and Regulations" and such other and further reasonable Rules and Regulations as Landlord or Landlord's agents may from time to time adopt provided, however, that in case of any conflict or inconsistency between the provisions of this Lease and of any of the Rules and Regulations as originally or as hereafter adopted, the provisions of this Lease shall control. Reasonable written notice of any additional Rules and Regulations shall be given to Tenant. Nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations or the terms, covenants or conditions in any other lease, against any other tenant of the Building, and Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees. Landlord will uniformly enforce or not enforce the Rules and Regulations.

      ARTICLE 23

      No Waiver

23.01. No agreement to accept a surrender of this Lease shall be valid unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the demised premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agent shall not operate as a termination of this Lease or a surrender of the premises. In the event of Tenant at any times desiring to have Landlord sublet the demised premises for Tenant's account, Landlord or Landlord's agents are authorized to receive said keys for such purpose without releasing Tenant from any of the obligations under this Lease. The failure of Landlord to seek redress for violation of or to insist upon the strict performance of, any covenant or condition of this Lease or any of the Rules and Regulations set forth herein, or hereafter adopted by Landlord, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. The failure of Landlord to enforce any of the Rules and Regulations set forth herein, or hereafter adopted, against Tenant and/or any other tenant in the Building shall not be deemed a waiver of any such Rules and regulations. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment of rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided.

23.02. This Lease contains the entire agreement between the parties, and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

      ARTICLE 24

      Waiver of Trial by Jury

24.01. Landlord and Tenant do hereby waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the demised premises, and/or any other claims (except claims for personal injury or property damage), and any emergency statutory or any other statutory remedy. It is further mutually agreed that in the event Landlord commences a proceeding for non-payment of rent, Tenant will not interpose and does hereby waive the rights to interpose any counterclaim of whatever nature or description in any such proceeding except for compulsory counterclaims.

      ARTICLE 25

      Inability to Perform

25.01. If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency, (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Landlord's control, Landlord shall be unable to fulfill its obligations under this Lease or shall be unable to supply any service which Landlord is obligated to supply, this Lease and Tenant's obligation to pay rent hereunder shall in no way be affected, impaired or excused. As Landlord shall learn of the happening of any of the foregoing conditions, Landlord shall promptly notify Tenant of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.

25.02. If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Tenant's control, Tenant shall be unable to fulfill its obligations under this Lease, other than the obligation to pay rent or additional rent hereunder, this Lease and Tenant's obligation to pay rent and additional rent hereunder shall in no way be affected, impaired or excused. As Tenant shall learn of the happening of any of the foregoing conditions, Tenant shall promptly notify Landlord of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.
25.03 If, for any reason other than (i) the causes set forth as 1 through 6 of Section 25.01, or (ii) as a result of the failure of any public utility supplying heat or electricity to the Building, either (a) all of the elevators serving the floors upon which the demised premises are located shall be inoperative for more than seven (7) consecutive business days so that it would be necessary to walk up or down more than two (2) flights of stairs ( a flight of stairs shall consist of all stairs in a public stairway of the Building), unless elevator service is available from the floors above or below the demised premises so that it would not be necessary to walk up or down more than two flights of stairs, or (b) if the heating or air conditioning system or the entire electrical system serving the demised premises shall be inoperative for more than ten (10) consecutive business days during the days when such systems are normally operating to service the demised premises so that Tenant's employees cannot and do not use any part of the demised premises, except on an emergency basis, then Tenant shall be entitled to an abatement of rents for each day after said ten (10) day period for such portion of the demised premises which is inaccessible or which cannot be used by Tenant's employees.

      ARTICLE 26

      Notices

26.01. Any notice or demand, consent, approval or disapproval required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord to Tenant or by Tenant to Landlord, shall be in writing. Unless otherwise required by such law or regulation, such notice or demand shall be given, and shall be deemed to have been served and given by Landlord and received by Tenant upon actual receipt by Tenant or first refusal by Tenant, when Landlord shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office, or official depository within the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Tenant, at the address set forth after Tenant's name on page 1 of this lease with a copy to Fischer & Burstein, P.C., 98 Cutter Mill Road, Suite 294, Great Neck, NY 11021. After Tenant shall occupy the demised premises, a copy of all notices, demand, consents, approvals or disapprovals shall be sent to Tenant at the demised premises. Such notice, demand, consent, approval or disapproval shall be given, and shall be deemed to have been served and given by Tenant and received by Landlord, when Tenant shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office or official depository with the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Landlord, 54-65 48th Street, P.O. Box 780007, Maspeth, New York 11378. Either party may, by notice as aforesaid, designate a different address or addresses for notices, demands, consents, approvals or disapprovals.

      ARTICLE 27

      Services
27.01. Tenant shall have access to the demised premises twenty-four (24) hours a day, seven (7) days per week, subject to the Building's normal operating hours. Landlord shall provide automatic elevator service to the second floor at all reasonable times. The Building shall be open Monday through Friday from 7:00 AM to 7:00 PM and on Saturday from 9:00 AM to 1:00 PM. At all other times, Tenant's employees shall have access to enter the Building by pass key or security card, provided that Tenant's employees immediately re-lock all doors.

27.02. Landlord shall cause the space in the demised premises to be kept clean in accordance with the standards set forth in Exhibit "C" attached hereto and made a part hereof entitled "Cleaning Schedule", except that if any areas shall be used for the preparation and consumption of food, Landlord's responsibility shall be strictly limited to the "Cleaning Schedule" set forth in Exhibit "C", and Tenant shall be responsible for any and all other cleaning in that space. Tenant may contract with Landlord's cleaning service to clean these areas at Tenant's cost and expense.

27.03. (a) Landlord shall, through the HVAC system of the Building, furnish to the demised premises, on an all year round basis, reasonably sufficient air conditioning, ventilation and heating during the hours from 7:00 A.M. to 7:00 P.M. Monday through Friday and from 9:00 AM to 1:00 PM Saturday.

(b) Landlord will maintain the HVAC system in a manner befitting a first class building and will use all reasonable care to keep the same in proper and efficient operating condition. Landlord shall in no event be responsible for the failure of the HVAC system to meet the requirements hereinbefore specified if such failure results from the occupancy of the demised premises with more than an average of one person for each 100 square feet of usable area or if Tenant installs and operates lighting, machines and appliances the total connected electrical load of which exceeds 4-1/2 watts per square foot of usable area.

(c) Except if the HVAC System is not working, Tenant agrees to keep and cause to be kept closed all the windows in and the exterior doors to the demised premises at all times, and Tenant agrees to cooperate fully with Landlord and to abide by all the regulations and requirements which Landlord may reasonably prescribe for the proper functioning and protection of the HVAC System.

(d) Tenant acknowledges it has been advised that the Building has sealed windows and that, therefore, the air in the demised premises can become stale and even unbreathable when the HVAC system is not operating. Tenant agrees that Landlord shall not be obligated to operate such HVAC System after or before regular business hours as set forth in Section 27.03 (a).

27.04. Without limiting the provisions of Section 25.01, Landlord reserves the right to stop services on the HVAC System, elevator, plumbing and electrical systems when necessary by reason of accident or emergency or for repairs, alterations, replacements or improvements, provided that except in case of emergency, Landlord will notify Tenant in advance, if possible, of any such stoppage and, if ascertainable, its estimated duration, and will proceed diligently with the work necessary to resume such service as promptly as possible and in a manner so as to minimize interference with the Tenant's use and enjoyment of the demised premises.

27.05. Tenant shall employ or retain any contractor, including any subcontractor to perform any work in the demised premises as such contractor, including any subcontractor, is first approved in writing by Landlord and without limiting the foregoing, Tenant shall only employ or retain such contractor, subcontractor, supplier or materialmen as will not result in jurisdictional disputes or strikes.

27.06. If Tenant is permitted hereunder to and does have a separate area for the preparation or consumption of food in the demised premises, Tenant shall employ, on a regular basis, an exterminator to keep the demised premises free from vermin; and the Tenant will provide garbage storage areas to comply with local codes and specifications thereof to be approved by Landlord, or other means of disposing of garbage reasonably satisfactory to Landlord. Tenant is responsible for all exterminating in the demised premises.

27.07. Tenant agrees to employ such office maintenance contractor as Landlord may approve and upon further provision that employment of said contractor shall not create labor disputes for all waxing, polishing, lamp replacement, cleaning and maintenance work in the demised premises. Nothing herein contained shall prohibit Tenant from performing such work for itself by use of its own regular employees.

27.08. Landlord will not be required to furnish any other services, except as provided in this Article 27, and except that Landlord agrees to provide on business days (not including Saturdays, Sundays and holidays) the cleaning as set forth in Exhibit "C" hereof. Tenant shall pay to Landlord, on demand, a reasonable charge for the removal from the demised premises of any refuse and rubbish of Tenant as shall not be contained in the waste receptacles described in Exhibit "C" hereof. Landlord, its cleaning contractor and their employees shall have after-hours access to the demised premises and the use of Tenant's light, power and water in the demised premises as may be reasonably required for the purpose of cleaning the demised premises.

27.09. For the purposes of this Lease, "Common Areas" shall mean all areas, improvements, space, equipment and special services provided by Landlord for the common or joint use and benefit of tenants and invitees, including access roads, driveways, entrances and exits, retaining walls, landscaped areas, pedestrian walk-ways, walls, courtyards, concourses, stairs, ramps, sidewalks, building wide washrooms, hallways, lobbies, elevators and their housing rooms, common window areas, walls and ceiling in Common Areas, and trash and rubbish areas. Notwithstanding anything contained herein to the contrary, Landlord shall have the right to increase, decrease, rearrange or otherwise change the Common Areas, provided, however, that Landlord shall use good faith efforts to minimize material interference with Tenant's use of the Common Areas which may result in denial of ingress and egress to and from the demised premises.

27.10. Landlord shall manage and maintain the Building and the Common Areas as a first class office building. Tenant and its employees shall occupy and use the demised premises in a manner befitting such building.

ARTICLE 28

Electricity

28.01. Subject to the provisions of this Lease, including the provisions of this Article 28, there will be furnished to Tenant, through transmission facilities in the Building, alternating electric current to be used by Tenant for the lighting fixtures and electric current and electrical receptacles installed in the demised premises, but Landlord shall not be liable in any way to Tenant for any failure or defect in supply or character of electric current furnished to the demised premises. After initial installation by Landlord, Tenant shall pay Landlord to furnish and install all lighting tubes, lamps, bulbs and ballasts used in the demised premises. Tenant shall use said electric current for lighting and, insofar as Landlord's facilities are not burdened thereby and applicable laws and insurance regulations permit, for operation, during normal business hours, of such equipment as is normally used for the purposes herein leased. Under no circumstances shall Tenant, at any time during the term of this Lease, use or permit the use of electric heaters or similar heating devices. Landlord represents that there is sufficient electrical capacity at the demised premises for general office use purposes.

28.02. Tenant's use of electric current in the demised premises shall not at any time exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the demised premises. Tenant shall not make or perform or permit the making or performing of any alterations to wiring installation or other electrical facilities in or serving the demised premises or any additions to the business machines, office equipment or other appliances in the demised premises which utilize electrical energy without the prior consent of Landlord in each instance (which shall not be unreasonably withheld).

28.03. All electric energy which Tenant requires in the demised premises shall be furnished by the local electric company. Tenant shall be obligated to make direct application to the local electric company for service. Tenant shall make payment to and be billed directly from the local electric company.

28.04. Tenant agrees not to connect any additional electrical equipment of any type to the Building electric distribution system, other than typewriters, computers, fax machines, lamps and small office machines which consume comparable amounts of electricity, without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Any additional risers, feeders, or other equipment proper or necessary to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord, at the sole cost and expense of Tenant, if, in Landlord's judgment the same are necessary and will not cause permanent damage or injury to the Building or the demised premises or cause or create a dangerous or hazardous condition or entail excessive or unreasonable alterations, repairs or expense or interfere with or disturb other tenants or occupants.

      ARTICLE 29

      INTENTIONALLY OMITTED

      ARTICLE 30

      Escalation of Taxes

30.01. For the purposes of this Lease, the term "Lease Year" shall be the period commencing on the "Commencement Date" and ending on the last day of the twelfth (12th) full calendar month thereafter and each successive period of twelve (12) full calendar months during the term of this Lease, provided however, that in no event shall the term of this Lease extend beyond April 30, 2011.

30.02. In the event that the amount of real estate taxes, assessments, sewer rents, rates and charges, county and town taxes, school taxes, village taxes, transit taxes, or any other Governmental charge, general, specific, or ordinary or extra-ordinary, foreseen or unforeseen (hereinafter collectively called "Taxes") which may now or hereafter be levied or assessed against the Land and upon the Building and any and all other improvements (hereinafter for this Article 30 only collectively called the "Real Property") attributable to any Subsequent Tax Year, as hereinafter defined, shall be greater than the amount of Taxes for the Base Tax Year, as hereinafter defined, for any or all of the Town and County Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill), School Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) and/or Village Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) (the Town and County Tax, the School Tax and the Village Tax are sometimes herein singly referred to as "Local Tax" and collectively as "Local Taxes") then Tenant shall pay to Landlord as additional rent, Tenant's Proportionate Share of the increase in taxes for the particular Local Tax for such Subsequent Tax Year. In addition, in the event that at any time during the term hereof under the laws of the State of New York, and/or any County, Town, Village, City, Hamlet or any other political or other governmental subdivision whatsoever, including any school district in which the Building is located, a tax or exercise on rents or any and all other taxes of any kind whatsoever and howsoever described, is levied or assessed by said State and/or any such County, Town, Village, City, Hamlet or any other political or other governmental subdivision, school district or taxing authority, as an additional tax or other charge and/or as a substitute, in whole or in part, or Taxes assessed or imposed by said State, County, Town, City, Village, Hamlet or any political or other governmental subdivision or school district, on the land and/or Building any/or other improvements, then any such tax or other charge shall be included in the terms "Taxes", "Local Tax" and "Local Taxes".

30.02.1 For the purposes of the provisions of this Article, the term, "Taxes for the Base Tax Year", shall mean the sum of all taxes at the applicable rate for the fiscal tax years commencing as set forth below multiplied by the full assessment of the County of Nassau of the Real Property.

The term "Base Tax Year" is hereby defined for the particular Local Tax as follows:

      The Town and County Tax rate for the year commencing January 1, 2001 and ending December 31, 2001.

      The School Tax rate for the year commencing
      July 1, 2000 and ending June 30, 2001.

      The Village Tax rate for the year commencing
      June 1, 2000 and ending May 31, 2001.

30.02.2 The term "Subsequent Tax Year" shall mean the first full fiscal year following the applicable Base Tax Year for the aforementioned Town and County Tax, School Tax or Village Tax fiscal year as the case may be and each fiscal year thereafter.

30.02.3 To arrive at the amount owed by Tenant for any and all Subsequent Tax Years, Landlord shall calculate each Local Tax increase separately and then add the increases owed by Tenant from each to determine the total amount of increases in Taxes and such total increase shall be then multiplied by Tenant's Proportionate Share to determine the amount owed by Tenant for each Subsequent Tax Year. If such calculation shall result in a decrease for any Subsequent Tax Year, then Tenant shall receive an increase of zero.

30.02.4 Landlord shall take the benefit of the provisions of any statute or ordinance permitting any assessment to be paid over a period of time and Tenant shall be obligated to pay only its proportionate share, determined as aforesaid, of the installments of any such assessment as shall become due and payable during the term of this Lease or any renewal hereof. Any amount due Landlord under the provisions of this Article shall be paid semi-annually within thirty (30) days after Landlord shall have submitted copies of all tax bills and statements to Tenant showing in reasonable detail the computation of the amounts due Landlord. Any such increase for less than a year shall be prorated and apportioned.

30.03. Without limiting Tenant's other obligations, in the event Tenant shall undertake to make installations other than office installations and thereby cause extraordinary assessment to be levied against the Real Property, Tenant shall pay all additional taxes resulting from such extraordinary assessment.

30.04 In addition, Tenant shall pay to Landlord, within thirty (30) days after the same shall be payable by Landlord and as additional rent for the Lease Year in which the same shall be so payable, an amount equal to Tenant's Proportionate Share of any assessment (general, special or otherwise) or installment thereof for betterments or improvements which may be levied upon the Real Property. Landlord shall take the benefit of the provisions of any statute or ordinance permitting any such assessment to be paid over a period of time and Tenant shall be obligated to pay only the said percentage of the installments of any such assessments which shall become due and payable during the term of this Lease.

30.05 In the event there shall be levied against the Landlord during the term of this Lease an assessment for improvements or betterments which is payable in one sum, then in that event said assessment shall be divided by the number of Lease Years equal to the term of this Lease and Tenant's responsibility shall be the sum equal to its Proportionate Share of said amount times the number of unexpired years in the Lease; for example, if an assessment is levied for a lump sum of $10,000.00, and the Lease term has a period of ten (10) Lease Years, the annual installments will be deemed to be $1,000.00 per year and in the event Tenant's Proportionate Share is seventy-five (75%) percent, Tenant will owe $750.00 times the number of Lease Years remaining under this Lease as of the date of its assessment (with any partial Lease Year remaining under this Lease being prorated on a per diem basis).

30.06 In no event shall any rent adjustment result in a decrease in the fixed annual rent payable hereunder.

30.07. In the event the first or final Lease Year shall contain less than twelve (12) calendar months the additional rent payable under Section 30 for such lease year shall be adjusted and prorated by the fraction (a) the numerator over which is the number of months in either the first or final year and (b) the denominator of which is the number twelve (12).

30.08. Landlord's obligation to make the adjustments referred to in this Article shall survive any expiration or termination of this Lease. Tenant shall have a period of sixty (60) days after receipt of the billing to notify Landlord of any discrepancy with the billing. Tenant will not be permitted at any later date to dispute the billing.

30.09. Any delay or failure of Landlord in billing any Real Estate Taxes shall not constitute a waiver of or in any way impair any continuing obligation of Tenant to pay such Real Estate Taxes hereunder.

      ARTICLE 31

      Condition of Premises

31.01. Tenant expressly acknowledges that it has inspected the demised premises, the Land and the Building and is fully familiar with the physical condition thereof. Tenant agrees to accept the demised premises (and the Land and the Building) in its "AS IS " condition as of the date hereof, subject only to any work to be performed by Landlord (except for any surviving punch list items as set forth on Exhibit D annexed hereto and made a part hereof).
Without limiting the foregoing, Tenant acknowledges that Landlord shall have no obligation to do any work in and to the demised premises in order to make them suitable and ready for occupancy and use by Tenant except as set forth on said Exhibit D.

      ARTICLE 32

      OMITTED

      ARTICLE 33

      Indemnity

33.01. Without limiting Tenant's other obligations, Tenant shall indemnify and hold Landlord harmless from and against any all liabilities, obligations, damages, penalties, claims, costs and expenses, including reasonable attorneys fees, paid, suffered or incurred and/or arising from any one or more of the following:

(i) the use of occupation of the demised premises by Tenant or any one in, on, or about the demised premises with Tenant's permission; and/or

(ii) any breach by Tenant, Tenant's agents, contractors, employees, invitees, servants and licensees of any term, covenant or condition of this Lease; and/or

(iii) the carelessness, negligence or improper conduct of Tenant's agents, contractors, employees, invitees, servants or licensees. Tenant's liability under this Lease extends to the acts or omissions of any subtenant, any agent, contractor, employee, servant, invitee or licensee of any subtenant.

33.02 Without limiting the Landlord's other obligations, Landlord shall indemnify and hold harmless from and against any and all liabilities, obligations, damages, claims, costs and expenses, including reasonable attorneys fees paid, suffered or incurred and/or arising from the carelessness, negligence or improper conduct of the Landlord, Landlord's agents, employees, invitees or licensee's.

      ARTICLE 34

      INTENTIONALLY OMITTED

      ARTICLE 35

      Name of Building

35.01. Landlord shall have the full right at any time to name and change the name of the Building and to change the designated address of the Building. The Building may be named after any person, firm, or otherwise, whether or not such name is, or resembles, the name of a tenant of the Building.

      ARTICLE 36

      Invalidity of Any Provision

36.01. If any term, covenant, condition or provision of this Lease or the application thereof to any circumstance or to any person, firm or corporation shall be invalid or unenforceable to any extent, the remaining terms, covenants, conditions and provisions of this Lease or the application thereof to any circumstances or to any person, firm or corporation other than those as to which any term, covenant, condition and provision of this Lease shall be valid and shall be enforceable to the fullest extent permitted by law.

      ARTICLE 37

      Captions

37.01. The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent of any provision thereof.

      ARTICLE 38

      Certificate of Tenant or Landlord

38.01. Tenant shall, without charge, at any time and from time to time, within ten (10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to any mortgagee, assignee of any mortgage or purchaser, or any proposed mortgagee, assignee of any mortgage or purchaser, or any other person, firm or corporation specified by Landlord:

(a) That this Lease is unmodified and in full force and effect (or, if there has been modification, that the same is in full force and effect as modified and stating the modifications);

(b) Whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants, or conditions hereof upon the part of Tenant to be performed or complied with (and, if so, specifying the same); and

(c) The dates, if any, to which the rental and other charges hereunder have been paid in advance.

(d) Any other provisions which Landlord or any other party specified in this Section may reasonably request.

In connection with a permitted assignment or subletting by Tenant, Landlord will, within ten (10) days after written request by Tenant, deliver a duly executed written instrument to such permitted assignee or sublessee certifying, to the best of Landlord's knowledge, those same items referred to in (a), (b),
(c) and (d) above.

38.02. Tenant agrees that, except for the first month's rent hereunder, it will pay no rent under this Lease more than thirty (30) days in advance of its due date, and, in the event of any act or omission by Landlord, Tenant will not exercise any right to terminate this Lease or to remedy the default and deduct the cost thereof from rent due hereunder until Tenant shall have given written notice of such act or omission to the holder of any first mortgage who shall have furnished in writing such holder's last address to Tenant, and until a reasonable time for remedying such act or omission shall have elapsed following the giving of such notices, during which time such mortgage holder shall have the right, but shall not be obligated, to remedy or cause to be remedied such act or omission.

38.03. Anything in this Lease contained to the contrary notwithstanding, under no circumstances shall the holder of any institutional mortgage who shall have succeeded to the interests of the Landlord under this Lease, be subject to or liable for any offsets or deductions from rent, claims or defenses which the Tenant might have against any prior landlord under this Lease.

      ARTICLE 39

      Successors and Assigns

39.01. The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective heirs, distributees, executors, administrators, successors, and assigns and, except as otherwise provided in this Lease, their assigns, but nothing herein shall constitute permission for Tenant to assign this Lease except upon compliance with the provisions of this Lease.

      ARTICLE 40

      Liability Insurance by Tenant

40.01. Tenant shall, at Tenant's sole cost and expense, procure and obtain comprehensive general public liability insurance with broad form extension and contractual liability endorsement protecting against any and all claims for damages to person or property or for loss of life or property occurring upon, in, or about the demised premises or the sidewalks adjacent thereto, such insurance to afford immediate protection in such amounts as Landlord shall require. Such policies shall name Landlord and such other parties as shall be specified by Landlord, including without limitation any one or more mortgagees and managing agents, as additional insured. As of the Commencement Date, the minimum coverage for combined single limit bodily injury and property damage shall not be less than $3,000,000.00 per occurrence. The policy shall also be extended to include the following endorsements:

1.     Knowledge of Occurrence;

2.      Notice of Occurrence;

3.      Unintentional Errors or Omissions;

1. An endorsement to the effect that no statement, declaration or representation made by Tenant to its insurer or act of Tenant shall invalidate the policy as to Landlord or prejudice any of Landlord's rights thereunder, including, without limitation, defense and indemnity;

1. Contractual Liability on a blanket basis and specifically scheduling this Lease, without limiting the form of coverage.

All said policies shall be obtained by Tenant and certificates thereof delivered to Landlord upon the commencement of the term hereof with evidence of stamping or otherwise of the payment of the premiums thereon, shall otherwise be in form and content acceptable to Landlord and be taken in such amounts and in such companies authorized to do business in the State of New York which are acceptable to Landlord.

      ARTICLE 41

      Automobile Parking

41.01. Landlord herein is providing onsite parking facilities which will be used by Tenant in conjunction with other tenants of the Building together with the employees, guests and possible associates. However, said parking facilities, except where restricted, shall be available to Tenant and its employees, invitees and guests. There will be no charge to the Tenant for the inside or outside parking area. It is agreed however, that Landlord shall have no obligation to police the parking area. Landlord shall clean and maintain the parking fields. Notwithstanding the foregoing, Landlord shall designate, for Tenant's exclusive use, two (2) parking spaces in the subbasement parking garage. In no event shall Tenant nor Tenants' employees, agents, contractors, servants, licensees, invitees or visitors shall use parking spaces reserved for other tenants.

      ARTICLE 42

      INTENTIONALLY OMITTED

      ARTICLE 43

      No Recording

3.01. The parties hereto agree that neither Landlord nor Tenant shall record this Lease nor shall either party record any memorandum of this Lease.

      ARTICLE 44

      INTENTIONALLY OMITTED

      ARTICLE 45

      INTENTIONALLY OMITTED

      ARTICLE 46

      Security

46.01. Tenant has deposited with Landlord the sum of $45,808.63.00 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this Lease, which consists of $41,000.00 held by Landlord under the Existing Lease, together with an additional $4,808.63 for an aggregate security deposit of $45,808.63. It is agreed that in the event Tenant defaults in respect of any of the terms, provisions, and conditions of this Lease, including, but not limited to, the payment of rent and additional rent, Landlord may use, apply or retain the whole or any part of the security as deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect to any of the terms, covenants, and conditions of this Lease, including but not limited to, any damages or deficiency in the subletting of the demised premises, whether such damages or deficiency accrues before or after summary proceedings or other re-entry by Landlord. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant after the date fixed as of the end of this Lease and after delivery of the entire possession of the demised premises to Landlord. In the event of a sale of the Land and Building or leasing of the Building of which the demised premises form a part, Landlord shall have the right to transfer the security to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return of such security and Tenant agrees to look to the new landlord solely for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

      ARTICLE 47

      Broker

47.01. Tenant represents and warrants that it has dealt with NO BROKER in connection with this Lease and Tenant does hereby agree to indemnify and hold Landlord harmless of and from any and all loss, costs, damage or expense (including, without limitation, attorneys' fees and disbursements) incurred by Landlord by reason of any claim of any broker, sales person or other finder who claims to have dealt with Tenant in connection with this Lease. The provision of this Article 47 shall survive the expiration or earlier termination of this Lease.
      ARTICLE 48

      Late Rent Clause

48.01. Tenant recognizes that late payment of any rent or other sum due hereunder will result in administrative expense to Landlord, the extent of which additional expense is extremely difficult and economically impractical to ascertain. Tenant therefore agrees that if rent or any other sum is due and payable pursuant to this Lease, and when such amount remains due and unpaid ten
(10) days after said amount is due, such amount shall be increased by a late charge in an amount equal to five (5%) per cent of the unpaid rent or other payment. The amount of late charge to be paid by Tenant shall be reassessed and added to Tenant's obligation for each successive monthly period until paid. The provisions of this Article in no way relieve Tenant of the obligation to pay rent or other payments on or before the date on which they are due, nor do the terms of this Article in any way affect Landlord's remedies pursuant to any other Article of this Lease in the event said rent or other payment is unpaid after the date due.

      ARTICLE 49

      Directory Listing

49.01. Landlord, at its expense, and on Tenant's request, shall maintain listings on the Building directory of the name of Tenant provided that the names so listed shall not take up more than Tenant's Proportionate Share of the space on the Building's directory.

      ARTICLE 50

      Storage Space

50.01 Landlord, in conjunction with Tenant's leasing of the demised premises, hereby leases to Tenant 200 square feet of storage space (the "storage space") in the basement garage area of the Building at a fixed annual rent of $2,000.00, payable in equal monthly installments of $166.67 per month, exclusive of all additional rent escalation charges only, but subject to other additional charges passed along to Tenant (i.e. Articles 16, 20 et cetera) and the leasing of such storage space shall otherwise be upon the same terms, covenants and conditions as this Lease. Tenant shall have no right to separately cancel, sublet or assign the storage space.

      ARTICLE 51

      Jurisdiction and Venue

51.01. Tenant irrevocably and unconditionally (a) agrees that any suit, action, or other legal proceeding arising out of this Lease may be commenced in any court of the State of New York situated in Nassau County and that any such court shall have in personam jurisdiction of Tenant in any such suit, action or other legal proceeding upon service as described above; (b) consents to the jurisdiction of each such court in any suit, action or other legal proceeding; and (c) waives any objection which Tenant may have to the laying of venue of any such suit, action or proceeding in any such court.

      ARTICLE 52

      MISCELLANEOUS

52.01. Tenant shall not at any time prior to or during the term hereof, either directly or indirectly, use any contractors or labor or materials whose use in Landlord's reasonable judgment would create or creates any difficulty with other contractors or labor employed by Tenant or Landlord or others in construction, maintenance or operation of the demised premises or the Building.

52.02. As of the Commencement Date, except for the Existing Lease, this Lease supersedes any and all prior leases between Landlord and Tenant with respect to any of the space included within the Demised Premises.

52.03. This Lease sets forth the entire understanding and agreement with respect to the subject matter hereof and all prior and contemporaneous negotiations, understandings and agreements are herein merged and without limiting the foregoing, Tenant acknowledges and agrees that there are no express or implied warranties, representations, promises or agreements on the part of Landlord nor any other person, firm, corporation, limited liability company, including any broker or salesperson with reference to the condition, suitability or usability of the demised premises nor for the purposes for which Tenant intends to use same or with respect to any other matter, thing or circumstance, except only as may be expressly set forth in this Lease. This Lease may not be extended, renewed, terminated or otherwise modified except by an instrument in writing signed by the party against whom enforcement of any such modification is sought, unless such instrument provides that it shall not be binding until signed by both parties, in which event it shall not be binding until so signed.

52.04. If Tenant shall request Landlord's approval or consent and Landlord shall fail or refuse to give such consent or approval, Tenant shall not be entitled to any damages for any withholding or delay of such approval or consent by Landlord, it being intended that Tenant's sole remedy shall be an action for injunction or specific performance and that such remedy shall be available only in those cases where Landlord shall have expressly agreed in writing not to unreasonably withhold its consent or approval or where as a matter of law Landlord may not unreasonably withhold its consent or approval. The provisions of this Section 52.04 shall not apply if Landlord shall capriciously, or arbitrarily or in bad faith withhold or delay its consent or approval.

52.05. This Lease is offered to Tenant for signature with the understanding that it shall not be binding upon Landlord unless and until Landlord shall have executed and delivered a copy of this Lease to Tenant.

52.06. Irrespective of the place of execution or performance, this Lease shall be governed by and construed in accordance with the laws of the State of New York. If any provision of this Lease or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, the remainder of this Lease and the application of that provision to other persons or circumstances shall not be affected but rather shall be enforced to the extent permitted by law. This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. Each covenant, agreement, obligation or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant of Tenant, not dependent on any provision of this Lease. All terms and words used in this Lease, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require.

52.07. Notwithstanding any provision of this Lease to the contrary, all sums of money, other than the fixed rent, as shall become due from and payable by Tenant to Landlord under this Lease shall be deemed to be additional rent. Landlord shall have the same rights and remedies for Tenant's failure to pay any items of additional rent as Tenant's failure to pay fixed rent.

52.08. If Tenant is in arrears in the payment of fixed rent or additional rent, Tenant waives its right, if any, to designate the items in arrears against which any payments made by Tenant are to be credited and Landlord may apply any of such payments to any such items in arrears as Landlord, it its sole discretion, shall determine, irrespective of any designation or request by Tenant as to the items against which any such payments shall be credited.

52.09. If Tenant is a corporation, each person executing this Lease on behalf of Tenant hereby covenants, represents and warrants that Tenant is a duly incorporated or duly qualified (if foreign) corporation and is authorized to do business in the State of New York (a copy of evidence thereof to be supplied to Landlord upon request); and that each person executing this Lease on behalf of Tenant is an officer of Tenant and that he is duly authorized to execute, acknowledge and deliver this Lease to Landlord (a copy of a resolution to that effect to be supplied to Landlord upon request).

52.10 In the event of any litigation or other dispute between the parties to this Lease, each party shall bear all of its own costs and expenses, whether for attorney's fees or otherwise, without recourse to the other.

IN WITNESS WHEREOF, the parties hereto have set their respective hands and seals the day and year first above written.

M. PARISI & SON CONSTRUCTION CO., INC.

                         BY:__________________________________
                         Name:
                         Title:


ACETO CORPORATION

                         BY:___________________________________
                         Name:
                         Title:

      SCHEDULE "1"

      FIXED ANNUAL RENT

LEASE YEAR   PER ANNUM FIXED RENT    MONTHLY RENT



  1             $549,703.40           $45,808.63

  2             $567,568.76           $47,297.40

  3             $586,014.75           $48,834.56

  4             $605,060.23           $50,421.69

  5             $624,724.69           $52,060.39

  6             $645,028.25           $53,752.35

  7             $665,991.66           $55,499.30

  8             $687,636.39           $57,303.03

  9             $709,984.57           $59,165.38

 10             $733,059.06           $61,088.25

(but in no event shall the term of this Lease extend beyond  April 30, 2011)

EXHIBIT "A"

EXHIBIT "B"

      Rules and Regulations

1. The sidewalks, and public portions of the Building, such as entrances, passages, courts, elevators, vestibules, stairways, corridors or halls shall not be obstructed or encumbered by a tenant or used for any purpose other than ingress and egress to and from the demised premises.

2. No awnings or other projections shall be attached to the outside walls of the Building. No curtains, blinds, shades, louvered openings or screens shall be attached to or hung in, or used in connection with, any window or door of the demised premises, without the prior written consent of Landlord, unless installed by Landlord.

3. No sign, advertisement, notice or other lettering shall be exhibited, inscribed, painted or affixed by any tenant or any part of the outside of the demised premises or Building or on corridor walls. Signs on entrance door or doors shall conform to building standard signs, samples of which are on display in Landlord's rental office. Signs on doors shall, at the tenant's expense, be inscribed, painted or affixed for each tenant by sign makers approved by Landlord. In the event of the violation of the foregoing by any tenant, Landlord may remove same without any liability, and may charge the expense incurred by such removal to the tenant or tenants violating this rule.

4. The sashes, sash doors, skylights, windows, ventilating and air conditioning vents and doors that reflect or admit light and air into the halls, passageways or other public places in the Building shall not be covered or obstructed by any tenant, nor shall any bottles, parcels or other articles be placed on the window sills.

5. No show cases or other articles shall be put in front of or affixed to any part of the exterior of the Building, nor placed in the public halls, corridors or vestibules without the prior written consent of Landlord.

6. Whenever Tenant shall submit to Landlord any plan agreement or other document for Landlord's consent or approval, Tenant agrees to pay Landlord as additional rent, on demand, a processing fee in a sum equal to the reasonable fee of any architect, engineer or attorney employed by Landlord to review said plan, agreement or document.

7. The water and wash closets and other plumbing fixtures shall not be used for any purposes other than those for which they were constructed, and no sweepings, rubbish rags, or other substances shall be thrown therein. All damages resulting from any misuse of the fixtures shall be borne by the Tenant who, or house servants, employees, agents, visitors or licensees, shall have caused the same.

8. No tenant shall in any way deface any part of the demised premises or the Building of which they form a part. No tenant shall lay linoleum, or other similar floor covering, so that the same shall come in direct contact with the floor of the demised premises, and, if linoleum or other similar floor covering is desired to be used, an interlining of builder's deadening felt shall be first affixed to the floor, by a paste or other material, soluble in water, the use of cement or other similar adhesive material being expressly prohibited.

9. No bicycles, vehicles or animals of any kind shall be brought into or kept in or about the premises. No cooking shall be done or permitted by any Tenant on said premises except in conformity to law and then only in the utility kitchen, if any, as set forth in Tenant's layout, which is to be primarily used by Tenant's employees for heating beverages and light snacks. No tenant shall cause or permit any unusual or objectionable odors to be produced upon or permeate from the demised premises.

10. No space in the Building shall be used for manufacturing, distribution, or for the storage of merchandise or for the sale of merchandise, goods or property of any kind at auction.

11. No tenant shall make, or permit to be made, any unseemly or disturbing noises or disturb or interfere with occupants of the Building or neighboring buildings or premises or those having business with them, whether by the use of any musical instrument, radio, talking machine, unmusical noise, whistling, singing, or in any other way. No tenant shall throw anything out of the doors, windows, or skylights or down the passageways.

12. No tenant, nor any of the tenant's servants, employees, agents, visitors or licensees, shall at any time bring or keep upon the demised premises any inflammable, combustible or explosive fluid, or chemical substance, other than reasonable amounts of cleaning fluids and solvents required in the normal operation of tenant's business offices.

13. No additional locks or bolts of any kind shall be placed upon any of the exterior doors or windows by any tenant, nor shall any changes be made in existing locks or the mechanism thereof, without the prior written approval of the Landlord. Each tenant must, upon the termination of his tenancy, restore to the Landlord all keys of stores, offices and toilet rooms, either furnished to, or otherwise procured by, such tenant, and in the event of the loss of any keys, so furnished, such tenant shall pay to Landlord the cost thereof.

14. All removals, or the carrying in or out of any safes, freight, furniture or bulky matter of any description, must take place during the hours and pursuant to such procedures as Landlord or its agent may determine from time to time. Landlord reserves the right to inspect all freight to be brought into the Building and to exclude from the Building all freight which violates any of these Rules and Regulations or the Lease of which these Rules and Regulations are a part.

15. No tenant shall occupy or permit any portion of the premises demised to it to be occupied as an office for a public stenographer or typist, or for the possession, storage, manufacture or sale of liquor, narcotics, dope, tobacco in any form, or as a barber or manicure shop or as a public employment bureau or agency, or for a public finance (personal loan) business. No tenant shall engage or pay any employees on the demised premises, except those actually working for such tenant on said premises, nor advertise for laborers giving an address at said premises.

16. Tenant agrees to employ such contractors as Landlord may from time to time designate, for waxing, polishing and other maintenance work of the demised premises and of the Tenant's furniture, fixtures and equipment, provided that the prices charged by other contractors are comparable to the prices charged by other contractors for the same work. Tenant agrees that it shall not employ any other cleaning and maintenance contractor, nor any individual, firm or organization for such purpose without Landlord's prior written consent. If Landlord and Tenant shall each obtain two bona fide bids for such work from reputable contractors, and the average of the four bids thus obtained shall be the standard of comparison.

17. Landlord shall have the right to prohibit any advertising by any tenant, mentioning the Building, which, in Landlord's reasonable opinion, tends to impair the reputation of the Building or its desirability as a building for offices, and upon written notice from Landlord, tenants shall refrain from or discontinue such advertising. The foregoing is not intended to prohibit mere mention of Tenant's address as being at Lake Success Plaza, Lake Success, New York.

18. Landlord reserves the right to exclude from the Building between the hours of 6:00 P.M. and 8:00 A.M. and at all hours on Sundays and legal holidays all persons who do not present a pass to the Building signed by a tenant. Each tenant shall be responsible for all persons for whom such a pass is issued and shall be liable to Landlord for all acts of such persons.

19. The premises shall not be used for lodging or sleeping or for any immoral or illegal purpose.

20. The requirements of tenants will be attended to only upon application at the office of the Building. Building employees shall not perform any work or do anything outside of their regular duties, unless under special instructions from the office of Landlord.

21. Canvassing, soliciting and peddling in the Building are prohibited and each tenant shall cooperate to prevent the same.

22. There shall not be used in any space, or in the public halls of any building, either by any tenant or by jobbers or others, in the delivery or receipt of merchandise, any hand trucks, except those equipped with rubber tires and side guards. No hand trucks shall be used in passenger elevators.

23. Tenants, in order to obtain maximum effectiveness of the cooling system, shall lower and/or close venetian or vertical blinds or drapes when sun's rays fall directly on windows of demised premises.

      EXHIBIT "C"

      Cleaning Schedule

General

All linoleum, rubber, asphalt tile and other similar types of hard-surfaced flooring to be swept nightly, using approved dust-check type of mop.

All carpeting and rugs to be vacuum-cleaned nightly.

Hand dust and wipe clean all furniture, fixtures and window sills nightly; wash sills when necessary.

Empty and clean all waste receptacles nightly and remove waste paper and waste materials.

Empty and clean all ash trays and screen all sand urns nightly.

Dust interior of all waste disposal cans and baskets nightly; damp-dust as necessary.

Wash clean all water fountains and coolers nightly.

Dust all telephones as necessary.

Sweep all private stairway structures nightly.

Lavatories in the Core

Sweep and wash all lavatory floors nightly using proper disinfectants. Wash and polish all mirrors, powder shelves, bright work and enameled surfaces in all lavatories nightly.

Scour, wash and disinfect all basins, bowls and urinals throughout all lavatories, nightly.

Wash all toilet seats, nightly.

Empty paper towel receptacles and transport waste paper to designated area in basement, nightly (towels, soap and receptacles to be furnished by Tenant).

Fill toilet tissue holders nightly (tissue and receptacles to be furnished by Landlord).

Empty sanitary disposal receptacles, nightly.

Thoroughly wash and polish all wall tile and stall surface as often as necessary.

High Dusting

Do all high dusting quarterly which includes the following: Dust all pictures, frames, charts, graphs and similar wall hangings not reached in nightly cleaning.

Cleaning of light fixtures shall be for account of Tenant.

Hand dust all door and other ventilating louvers within reach, as necessary.
Glass

Exterior windows to be cleaned inside and outside two (2) times per annum, weather permitting.

Interior glass doors and glass partitions to be cleaned when necessary.

      EXHIBIT "D"

      Landlord's Work Letter

Exhibit 10 (vi)(c)

THIS AGREEMENT OF LEASE, made as of the 31{st} day of October 1999 between SEABOARD ESTATES, INC. having a place of business at 1 Jericho Turnpike, New Hyde Park, New York 11040 party of the first part, hereinafter referred to as OWNER, and CDC PRODUCTS CORP., 7416 Grand Avenue, Elmhurst, New York 11373 party of the second part, hereinafter referred to as TENANT,

W I T N E S S E T H :

Owner hereby leases to Tenant and Tenant hereby hires from Owner the building known as 1801 Falmouth Avenue, New Hyde Park, New York for the term of ten (10) years and two (2) months (or until such term shall sooner cease and expire as hereinafter provided) to commence on the 1st day of November 1999, and to end on the 31{st} day of December 2009, both dates inclusive, at an annual rental rate of SEE RENT SCHEDULE AT END OF LEASE which Tenant agrees to pay in lawful money of the United States which shall be legal tender in payment of all debts and dues, public and private, at the time of payment, in equal monthly installments in advance on the first day of each month during said term, at the office of Owner or such other place as Owner may designate, without any set off or deduction whatsoever, except that Tenant shall pay the first monthly installment(s) on the execution hereof (unless this lease be a renewal).

In the event that, at the commencement of the term of this lease, or thereafter, Tenant shall be in default in the payment of rent to Owner pursuant to the terms of another lease with Owner or with Owner's predecessor in interest, Owner may at Owner's option and without notice to Tenant add the amount of such arrears to any monthly installment of rent payable hereunder and the same shall be payable to Owner as additional rent.

The parties hereto, for themselves, their heirs, distributees, executors, administrators, legal representatives, successors and assigns, hereby convenant as follows:

Occupancy:

Tenant shall, commencing on the Commencement Date and throughout the term of this Lease, pay the fixed annual rent and additional rent as above and as hereinafter provided, by good and sufficient check drawn on a bank doing business in the State of New York which is a member of the New York Clearing House or a successor thereto. All sums other than fixed annual rent payable by Tenant hereunder shall be deemed additional rent and payable on demand, unless other payment dates are hereinafter provided, and Landlord shall have the same remedies with respect to a default in payment of any items of additional rent as Landlord has with respect to a default in payment of fixed rent. All rent including fixed annual rent and all items of additional rent shall be payable without setoff or deduction whatsoever. Each of the Witnesseth paragraphs above are herein incorporated as if set forth verbatim herein.

Use:

Tenant shall use and occupy the demised premises solely for general offices for Tenant, its subsidiaries, related companies and divisions and permitted assignees and subtenants, and for no other purpose. Without limiting the foregoing, Tenant shall not use or occupy the demised premises as a savings bank, state or Federal savings and loan association, commercial bank or trust company, or any combination of uses incidental to the foregoing.

Alterations and Installations:

Tenant shall make no alterations, installations, additions or improvements in or to the demised premises without Landlord's prior written consent, which consent , shall not be unreasonably withheld or delayed, provided that Tenant otherwise complies with all other applicable terms, covenants and conditions of this Lease, including Section 3.09. All work, including alterations, installations, additions or improvements in and to the demised premises shall be done only by Landlord (or Landlords affiliate) as general contractor with such subcontractors, materialmen and mechanics selected by Landlord (or Landlords affiliate). All such work, alterations, installations, additions and improvements shall be done at Tenant's sole cost and expense and at such times and in such manner so as not to unreasonably interfere with the peaceful enjoyment of the Building by other tenants, provided however, that nothing herein shall require Landlord (or its affiliate) as general contractor to perform any such work during non-business hours at night, on weekends or on holidays. Prior to commencement of such work, for all work over the sum of $50,000, Tenant must obtain and file a Payment or Surety and Completion Bond with Landlord, from a licensed surety company reasonably acceptable to Landlord and such bond shall otherwise be in form and content acceptable to Landlord.

Any mechanic's lien (a "Lien") filed against the demised premises and/or the Land and/or the Building for work claimed to have been done for or materials claimed to have been furnished to Tenant shall be discharged of record by Tenant at its expense within thirty (30) days after notice, by payment, filing of the bond required by law or otherwise. If Tenant shall elect to discharge any such Lien by bonding, Tenant shall, within ten (10) days after the filing of such Lien apply for and diligently prosecute an application for a court order to remove said Lien of record within not less than thirty (30) thereafter.

All alterations, installations, additions and improvements made and installed and paid for by Landlord shall become and be the property of Landlord and shall remain upon and be surrendered with the demised premises as a part thereof at the end of the term of this Lease, excluding Tenant's modular work stations.

All non-structural alterations, installations, additions and improvements made and installed by Tenant, or at Tenant's expense, upon or in the demised premises shall be removed at the end of the term of the Lease at Tenant's expense and the demised premises restored by Tenant, and any damages created thereby shall be repaired, all at Tenant's cost and expense.

Where furnished by or at the expense of Tenant all movable furniture, furnishings and trade fixtures, including without limitation, murals, business machines and equipment, counters, screens, grille work, special paneled doors, cages, partitions, metal railings, closets, paneling, lighting fixtures and equipment, drinking fountains, refrigerators, and any other movable property shall remain the property of Tenant which Tenant shall be obligated to remove at any time prior to the expiration or sooner termination of the term of this Lease, and without limiting Tenants other obligations, Tenant shall repair all damage occasioned by such removal, at Tenant's sole cost and expense. All such property which is not so removed by Tenant shall, without limiting Landlords other rights and remedies, either be retained by Landlord as Landlords property or may be removed from the demised premises by Landlord, at Tenants sole cost and expense.

Tenant shall keep records of Tenant's alterations, installations, additions and improvements, and the cost thereof. Tenant shall, within 45 days after demand by Landlord, furnish to Landlord copies of such records and cost if Landlord shall require same in connection with any proceeding to reduce the assessed valuation of the Building, or in connection with any proceeding instituted pursuant to Article 9 hereof.

During the course of Tenant's alterations, Tenant will carry or cause to be carried adequate Worker's Compensation Insurance, Builders Risk, Comprehensive General Liability and such other insurance as may be required by law to be carried by Landlord or Tenant or required by Article 40 hereof in connection with such construction, and such insurance (except the Worker's Compensation Insurance) shall name Landlord, Landlord's managing agent, and all mortgagees and ground lessors and such other parties as Landlord shall designate as additional insureds.

"Structural Changes" shall mean changes or repairs to the "structural elements" of the Building, which are the foundation, floor plate, exterior or load-bearing walls, curtain wall, roof and the Building-wide plumbing, electrical and heating, ventilation and air conditioning systems (said heating, ventilation and air conditioning systems are sometimes hereinafter referred to collective as the "HVAC System").

Notwithstanding anything contained elsewhere in this Lease, if Tenant desires to make any alterations, installations, additions or improvements, Tenant will, without limiting Tenant's other obligations, comply with all of the following at Tenant's sole cost and expense:

a) Tenant shall furnish Landlord with the plans of the planned alterations prior to construction.

b) Tenant must furnish Landlord with an "as-built" plan upon the completion of any work.

c) Tenant will obtain all governmental permits and pay all applicable government fees, including filing fees.

d) Tenant will file appropriate plans with governmental authorities, where applicable.

e) Tenant will perform all alterations, installations, additions and other improvements in a good and workmanlike manner in accordance with standards at least equivalent to the standards prevailing in the building of which the demised premises form a part.

f) Tenant shall pay for, and shall otherwise accept full responsibility for, any additions and changes in sprinklers, passages, legal exits, entrances, corridors, stairs, elevators and toilets, which may be necessitated by such alterations, installations, additions or improvements and shall not do any work which shall adversely affect the remainder of the building of which the demised premises form a part, provided however, that Tenant shall not have any right to make any such alterations, installations, additions or improvements or perform any work without Landlords express prior written consent in each instance.

g) Tenant shall not make any installation, alteration, addition or other improvement on or through the roof, nor shall Tenant or Tenant's agents enter upon the roof or place objects thereon without the specific prior written permission of Landlord, who, if such permission is granted, shall specify the time and conditions under which such entry may be obtained. Landlord may make such rules and regulations as they deem appropriate to govern Tenant's use or access to the roof for any purpose whatsoever.

Repairs:

Tenant shall, at its sole cost and expense and only using Landlord (or its affiliate) as general contractor, take good care of the demised premises and the furniture, fixtures, equipment and appurtenances therein, and shall keep and maintain the demised premises and the furniture, fixtures, equipment and appurtenances therein, including but not limited to, any and all bathrooms and kitchens which are located within the demised premises, in a condition of good order and repair. Without limiting the foregoing, Tenant shall make all repairs to the demised premises, the Building and the Land, using only Landlord (or Landlords affiliate) as general contractor including the fixtures and appurtenances in the demised premises and including further Structural Changes of any kind which are necessitated by the act, omission, use, occupancy, negligence or other misconduct of Tenant, its employees, agents, contractors, servants, licensees or invitees or which are necessitated by any breach or default of any of the terms, covenants and conditions of this Lease, as and when needed to keep them in good working order and condition. In addition, Tenant shall, at Tenant's sole cost and expense, using Landlord or its affiliate as general contractor, maintain, repair and replace all HVAC, electric, plumbing and other systems and facilities located within the demised premises which are supplemental or special to the Buildings standard systems, whether installed pursuant to this Lease or otherwise. In addition, all damages or injury to the demised premises and to its fixtures, appurtenances, systems, facilities or in and to the Building or to its fixtures, appurtenances, systems, facilities and caused by Tenant, its agents, employees, contractors, servants, licensees or invitees moving property in or out of the Building or by installation or removal of , fixtures, or other property, shall be repaired, restored or replaced promptly by Tenant at its sole cost and expense, using Landlord or Landlords affiliate as general contractor, which repairs restorations and replacements shall be in quality and class equal to the original work or installations. Without limiting Landlords other rights and remedies, Tenant shall pay to Landlord the full cost and expense incurred by Landlord or its affiliate as general contractor in performing such repairs, restorations or replacements which shall be payable by Tenant to Landlord within 15 days after rendition of a bill therefor.

Tenant shall not place a load upon any floor of the demised premises exceeding the floor load per square foot area which such floor was designed to carry and which is allowed by law. Landlord represents that the floor load is sufficient for Tenant's use for general office purposes.

Business machines and mechanical equipment belonging to Tenant which cause vibration, noise, cold or heat that may be transmitted to the Building structure or to any leased space to such a degree as to be reasonably objectionable to Landlord or to any other tenant in the Building shall be placed and maintained by Tenant at its expense in settings of cork, rubber or spring-type vibration eliminators sufficient to absorb and prevent such vibration or noise, cold or heat. The parties hereto recognize that the operation of elevators, air conditioning and heating equipment will cause some vibration, noise, heat or cold which may be transmitted to other parts of the Building and demised premises. Landlord shall be under no obligation to endeavor to reduce such vibration, noise, heat or cold beyond what is customary in a first class office building such as the Building.

Unless expressly provided for in this Lease, there shall be no allowance to Tenant for a diminution of rental value and no liability on the part of Landlord by reason of inconvenience, annoyance or injury to business arising from the making of any repairs, alterations, additions or improvements in or to any portion of the Building or the demised premises or in or to fixtures, appurtenances or equipment thereof.

Landlord, at its sole cost and expense, shall maintain and make all necessary Structural Changes to (i) the Building and the demised premises, and (ii) the Common Areas, (hereinafter defined in Section 27.09), except that: (a) Landlord shall not be responsible for the maintenance, repair or replacement of any systems including but not limited to heating, ventilating and air conditioning, electric, plumbing including bathrooms and kitchens which are located within the demised premises and are supplemental or special to the Building standard systems, whether installed pursuant to this Lease or otherwise; and (b) the cost of performing any maintenance, repairs or replacements caused or necessitated by the negligence or other misconduct of Tenant, its employees, agents, servants, contractors, licensees or invitees or the failure of Tenant to perform its obligations under this Lease, shall be paid by Tenant, except to the extent of insurance proceeds, if any, actually collected by Landlord with regard to the damage necessitating such repairs; and (c) Landlord shall not be responsible for the maintenance, repair or replacement of any floor coverings located in the demised premises; and (d) Landlord shall also not be responsible for the replacement, repair or maintenance of any electric lighting (including but not limited to tubes, bulbs, ballasts) and any wall finish or covering within the demised premises; and (e) Landlord shall also not be responsible for any repairs, maintenance or replacements which are the obligation of Tenant pursuant to the terms of this Lease.

Requirements of Law; Fire Insurance, Floor Loads:

Tenant, at its sole cost and expense, shall comply with all law, orders and regulations of Federal, State, County, Municipal and other local governments, departments, commissions, authorities, and boards and with any direction of any public officer or officers, pursuant to law, which shall impose any violation, order or duty upon Landlord or Tenant with respect to the demised premises and arising out of Tenant's use or manner of use or occupancy of the demised premises (including Tenant's permitted use) or with respect to the Building or Land, if arising out of Tenants use or manner of use or occupancy of the demised premises or the Building (including Tenant's permitted use) or Land.

Tenant shall not do or permit to be done any act or thing upon the Building, which will invalidate or be in conflict with New York Standard Fire insurance policies covering the Building, and fixtures and property therein, or which would increase the rate of fire insurance applicable to the Building to an amount higher than it otherwise would be; and Tenant shall neither do nor permit to be done any act or thing upon the Land and Building which shall or might subject Landlord to any liability or responsibility for injury to any person or persons or to property by reason of any business or operation being carried on upon the Building; but nothing in this Section 5.02 shall prevent Tenant's use of the demised premises for the purposes stated in Article 2 hereof.

If, as a result of any act or omission by Tenant or violation of this Lease, the rate of fire insurance applicable to the Building shall be increased to an amount higher than it otherwise would be, Tenant shall reimburse Landlord for all increases of Landlord's fire insurance premiums so caused; such reimbursement to be additional rent payable upon the first day of the month following any outlay by Landlord for such increased fire insurance premiums.
In any action or proceeding wherein Landlord and Tenant are parties, a schedule or "make up" of rates for the Building or demised premises issued by the body making fire insurance rates, shall be presumptive evidence but not conclusive of the facts therein stated and of the several items and charges in the fire insurance rate than applicable to said Building.

Tenant shall not use or suffer the demised premises to be used in any manner so as to create an environmental violation or hazard, nor shall Tenant cause or suffer to be caused any chemical contamination or discharge of a substance of any nature which is noxious, offensive or harmful or which under any law, rule or regulation of any governmental authority having jurisdiction constitutes Hazardous Materials as hereinafter defined.

Tenant shall also immediately notify Landlord in writing of any environmental concerns of which Tenant is or becomes aware and which are raised by any private party or government agency with regard to Tenant's business at the demised premises. Tenant shall also notify Landlord immediately of any hazardous waste spills at the demised premises and of any other Hazardous Materials of which Tenant becomes aware.

Not in limitation of the generality of the foregoing, but as additional covenants, Tenant specifically agrees that (i) Tenant shall not generate, manufacture, refine, transport, treat, store, handle, dispose or otherwise deal with any hazardous substances or hazardous waste as now or hereafter defined by applicable law; and (ii) Tenant shall defend, indemnify and hold Landlord harmless against any liability, loss, cost or expense, including reasonable attorneys' fees and costs (whether or not legal action has been instituted) incurred by reason of the existence of or any failure by Tenant to comply with any environmental law now or hereafter in effect. Notwithstanding the foregoing, but without limiting Tenant's other obligations under this Article 5, Tenant shall have the limited right to bring samples of its chemical products into the demised premises subject to the following conditions:

1. All such samples shall be stored, transported, shipped or otherwise handled in accordance with applicable local, state and federal environmental, fire, health and safety laws, rules and regulations.

2. No such samples shall be disposed of within or on the demised premises, the Building or the Land, whether by use of any plumbing, trash receptacles or otherwise. Tenant shall only dispose of such samples off-site by using only licensed and bonded hazardous waste removal contractors.

3. The Tenant shall provide a locked storage area for said chemicals, and Tenant shall provide access to such storage area at all times to any and all state or local fire, police or other public safety officers.

4. Tenant shall also comply with all requirements of Landlord's insurance carrier and will pay any increase in policy premiums to Landlord which may result from Tenant's storage, transportation, shipment or other handling of such chemical samples at the demised premises. If Landlord's mortgagee gives notice that the presence of such chemical samples is a default under any mortgage or mortgage related instrument or if Landlord's insurance carrier gives notice to Landlord that it intends to cancel any of Landlord's insurance policies based upon the presence of such chemical samples, then Tenant shall cease the storage, transportation, shipment or other handling of such chemical samples within three (3) days after receipt of written demand from Landlord.

As used herein, the term "Hazardous Materials" means and includes all potentially hazardous materials, including without limitation radon, oil, gas and other petroleum products, lead paint, asbestos and asbestos containing materials.

Tenant covenants and agrees that at any and all times during the term of this Lease it shall be responsible for compliance with any federal, state, county, local, or municipal law (including without limitation Local Law 76, as same now exists or may hereafter be amended, if the Building is located in New York City), statute, ordinance, code, regulation or administrative recommendation pertaining to Hazardous Materials which may have been introduced by the Tenant or its agents, employees contractors, licensees or invitees (including without limitation any requirements pertaining to the cleanup, removal, and/or encapsulation of any Hazardous Materials that may be in or at the demised premises or may have emanated therefrom). Tenant shall, at its sole cost and expense, undertake any and all steps which may be required for compliance as aforesaid. In addition, Tenant shall be solely responsible for restoring and repairing any damage to the demised premises caused by or resulting from such compliance, e.g. the replacement of any ceiling tiles or insulation with comparable products not containing any Hazardous Materials.

Tenant shall indemnify and save harmless the Landlord, Landlord's agents, servants, and employees, from and against all claims and demands whether for injuries to persons or loss of life, or damage to property, related to or arising in any manner whatsoever out of the clean-up, removal and/or encapsulation of Hazardous Materials provided same is occasioned wholly or in part by any act or omission of (or failure to comply with legal requirements by) Tenant, its agents, contractors, employees, servants and licensees. In the event Landlord shall, without fault on its part, be made a party to any litigation or administrative proceedings commenced by or against Tenant, then Tenant shall protect and hold Landlord harmless and shall pay all costs, expenses and reasonable attorneys fees incurred or paid by Landlord in connection with such litigation.

Notwithstanding anything herein to the contrary, Tenant shall file no documents or take any other action under this Article without Landlord's prior written approval thereof, and Landlord shall also have the right to file such documents or take such action instead or on behalf of Tenant (but still at Tenant's sole cost and expense), and Tenant shall cooperate with Landlord in so doing.
Tenant shall also (i) furnish Landlord with copies of any documents filed by Tenant pursuant to any environmental law; (ii) permit Landlord to be present at any inspection, on or off site, and at any meetings and substances dealt with by Tenant at the demised premises, as well as any additional information available to Tenant for government filings or determinations as to whether there has been compliance with an environmental law.

Landlord shall also have the right, but not the obligation, to enter the demised premises at any time to conduct tests to discover the facts of any alleged or potential environmental problem. In the event Tenant fails to comply as aforesaid with the clean-up, removal, and/or encapsulation of Hazardous Materials when so required within the period of time permitted or promulgated, then in such event Landlord (or its affiliate) may undertake said work, but shall not be obligated to do so. Should Landlord (or its affiliate) undertake said work required by Tenant as aforesaid, then in such event, Landlord shall render a statement to Tenant for the cost and expenses of undertaking said work plus a charge of twenty (20%) percent for administrative costs and expenses, which statement shall be paid by Tenant as Additional Rent within ten (10) days of receipt thereof. Failure of Tenant to undertake compliance as aforesaid shall constitute a material default under this Lease for which Landlord shall have all rights and remedies, including without limitation the right to terminate this Lease and the right to hold Tenant responsible for the entire cost of compliance as aforesaid and for all of Landlord's damages resulting from Tenant's failure to so comply.

The provisions of this Article shall survive the expiration or earlier termination of this Lease, and the Tenant shall require any permitted assignee or sub-lessee of the demised premises to agree expressly in writing to comply with all the provisions of this Article.

Subordination:

This Lease is subject and subordinate to all ground or underlying leases and to all mortgages which may now or hereafter affect such leases or the real property of which demised premises form a part, and to all renewals, modifications, consolidations, replacements and extensions thereof. This clause shall be self-operative and no further instrument of subordination shall be required by any mortgagee. In confirmation of such subordination, Tenant shall execute promptly any certificate that Landlord may reasonably request.

Property - Loss, Damage, Reimbursement, Indemnity:

Landlord or its agents shall not be liable for any injury or damage to persons or property resulting from fire, explosion, falling plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Building, or from the pipes, appliances or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature, unless any of the foregoing shall be caused by or due to the negligence, breach of guarantees, act or omissions of Landlord, its agents, servants or employees.

Tenant shall reimburse Landlord for all expense, damages or fines incurred or suffered by Landlord, and for which Landlord has not been or will not be reimbursed by insurance, by reason of any breach, violation or nonperformance by Tenant, or its agents, servants or employees, of any covenant or provision of this Lease, or by reason of damage to persons or property caused by moving property of or for Tenant in or out of the Building, or by the Tenant or by reason of or arising out of the carelessness, negligence or improper conduct of Tenant, or its agents, servants or employees in the use or occupancy of the demised premises with out prejudice to Landlord's other rights and remedies.

Tenant shall give Landlord notice in case of fire or accidents in the demised premises promptly after Tenant is aware of such event.

As a material inducement for Landlord to execute and deliver this Lease, Tenant agrees to look solely to Landlord's estate and interest in the Land and Building, or the Lease of the Building, and the demised premises, for the satisfaction of any right or remedy of Tenant for the collection of a judgment (or order or other judicial process) requiring, in whole or in part, the payment of money by Landlord, in the event of any liability by Landlord hereunder, and no other property or assets of Landlord shall be subject to levy, execution, attachment, or other enforcement procedure for the satisfaction of Tenant's remedies under or with respect to this Lease, the relationship of Landlord and Tenant hereunder, or Tenant's use and occupancy of the demised premises, or for any other liability of Landlord to Tenant.

Each party hereby releases the other party (which term as used in this paragraph includes the employees, agents, officers and directors of the other party) from all liability whether for negligence or otherwise, in connection with loss covered by any insurance policies which the releasor carries with respect to the demised premises or any interest or property therein or, thereon (whether or not such insurance is required to be carried under this Lease), but only to the extent that such loss is collected under said insurance policies. Such release is also conditioned upon the inclusion in the policy or policies of a provision whereby any such release shall not adversely affect said policies or prejudice any right of the releasor to recover thereunder. Each party agrees that its insurance policies, aforesaid, will include such a provision so long as the same shall be obtainable without extra cost, or if extra cost shall be charged therefor, each party shall advise the other thereof of the amount of the extra cost, and the other party, at its election, may pay the same, but shall not be obligated to do so.

Destruction - Fire and Other Casualty:

If the demised premises or any part thereof shall be damaged by fire or other casualty, Tenant shall give immediate notice thereof to Landlord and this Lease shall continue in full force and effect except as hereinafter set forth.

If the demised premises are partially damaged or rendered partially unusable by fire or other casualty, the damages thereto shall be repaired by and at the expense of Landlord and the rent, until such repair shall be substantially completed, shall be apportioned from the day following the casualty according to the part of the demised premises which is usable.

If the demised premises are totally damaged or rendered wholly unusable by fire or other casualty, then the rent shall be proportionately paid up to the time of the casualty and thenceforth shall cease until the date when the demised premises shall have been repaired and restored by Landlord, subject to Landlord's right to elect not to restore the same as hereinafter provided.

If the demised premises are rendered wholly unusable or (whether or not the demised premises are damaged in whole or part) if the Building shall be so damaged that Landlord shall decide to demolish it or not to rebuild it, then, in any of such events Landlord may elect to terminate this Lease by written notice to Tenant, given within 90 days after such fire or casualty, specifying a date for the expiration of this Lease, which date shall not be more than 60 days after the giving of such notice, and upon the date specified in such notice the term of this Lease shall expire as fully and completely as if such date were the date set forth above for the termination of this Lease and Tenant shall forthwith quit, surrender and vacate the demised premises without prejudice however, to Landlord's rights and remedies against Tenant under the Lease provisions in effect prior to such termination, and any rent owing shall be paid up to such date and any rent paid for periods subsequent to such date shall be returned to Tenant. Unless Landlord shall serve a termination notice as provided for herein, Landlord shall make the repairs and restorations under the conditions of 8.02 and 8.03 hereof, with all reasonable diligence, subject to delays due to adjustment of insurance claims, labor troubles, the events set forth or encompassed by the provisions of Article 25 and any and all other causes beyond Landlord's control. After any such casualty, Tenant shall cooperate with Landlord's restoration by removing from the demised premises as promptly as reasonably possible, all of the Tenant's salvageable inventory and movable equipment, furniture, and other property. Tenant's liability for rent shall resume five (5) days after written notice from Landlord that the demised premises are substantially ready for Tenant's occupancy excluding Tenant's furniture, furnishings, fixtures, equipment, improvements or appurtenances removable by Tenant which Landlord will not have any obligation to repair or restore.

No damages, compensation or claim shall be payable by Landlord to Tenant for inconvenience, loss of business or annoyance arising from any repair or restoration of any portion of the demised premises or of the Building.

Nothing contained hereinabove shall relieve Tenant from liability that may exist as a result of damage from fire or other casualty. Notwithstanding the foregoing, each party shall look first to any insurance in its favor before making any claim against the other party for recovery for loss or damage resulting from fire or other casualty, and to the extent that such insurance is in force and collectible and to the extent permitted by law, Landlord and Tenant hereby releases and waives all right of recovery against the other or anyone claiming through or under each of them by way of subrogation or otherwise. The foregoing release and waiver shall be in force only if both releasors' insurance policies contain a clause providing that such a release or waiver shall not invalidate the insurance. If, and to the extent, that such waiver can be obtained only by the payment of additional premiums, then the party benefiting from the waiver shall pay such premium within ten (10) days after written demand or shall be deemed to have agreed that the party obtaining insurance coverage shall be free of any further obligation under the provisions hereof with respect to waiver of subrogation. Tenant acknowledges that Landlord will not carry insurance on Tenant's furniture and/or furnishings or any fixtures or equipment, improvements, or appurtenances removable by Tenant and agrees that Landlord will not be obligated to repair any damage thereto or replace the same.

Tenant hereby waives the provisions of Section 227 of the Real Property Law of the State of New York and agrees that the provisions of this Article shall govern and control in lieu thereof.

Eminent Domain:

In the event that the whole of the demised premises shall be lawfully condemned or taken in any manner for any public or quasi-public use or purpose, this Lease and the term and estate hereby granted shall forthwith cease and terminate as of the date of vesting of title (hereinafter referred to as the "date of taking"), and Tenant shall have no claim against Landlord or the condemning authority for, or make any claim for, the value of any expired term of this Lease, nor any other claim, and the rent and additional rent shall be apportioned as of such date.

In the event that any part of the demised premises shall be so condemned or taken, then this Lease shall be and remain unaffected by such condemnation or taking, except that the rent and additional rent allocable to the part so taken shall be apportioned as of the date of taking, provided, however, that Tenant or Landlord may each elect to cancel this Lease if more than twenty-five (25%) percent of the demised premises shall be so condemned or taken, provided such notice of election is given to the other party, not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice by Tenant. Upon such partial taking and this Lease continuing in force as to any part of the demised premises, the rent and additional rent shall be diminished by an amount representing the part of said rent and additional rent properly applicable to the portion or portions of the demised premises which may be condemned or taken. If as a result of the partial taking (and this Lease continuing in force as to the part of the demised premises not so taken), any part of the demised premises not taken is damaged, Landlord agrees with reasonable promptness to commence the work necessary to restore the damaged portion to the condition existing immediately prior to the taking, and prosecute the same with reasonable diligence to its completion.

Nothing hereinabove provided shall preclude Tenant from appearing, claiming, proving and receiving in the condemnation proceeding, Tenant's moving expenses, and the value of Tenant's movable furniture, fixtures and equipment which do not become part of the Building or property of Landlord, provided such claims do not diminish Landlord's award.

In the event that more than twenty-five (25%) per cent of the demised premises shall be so taken and neither Tenant nor Landlord have elected to cancel this Lease as above provided, the entire award for partial taking shall be paid to Landlord, and Landlord, at Landlord's own expense, shall to the extent of the net proceeds (after deducting reasonable expenses including attorneys' and appraisers' fees) of the award restore the unaffected part of the Building to substantially the same condition and tenantability as existed prior to the taking. Until said unaffected portion is restored, Tenant shall be entitled to a proportionate abatement of rent for that portion of the demised premises which is being restored and is not usable until the completion of the restoration or until the said portion of the demised premises is used by Tenant, whichever is sooner. Said unaffected portion shall be restored within a reasonable time but not more than six (6) months after the taking provided, however, if Landlord is delayed by strike, lockout, the elements, any of the events set forth or encompassed by Article 25 or any other causes beyond Landlord's control, the time for completion shall be extended for a period equivalent to the delay. Should Landlord fail to complete the restoration within the said six (6) months or the time as extended, Tenant may elect to cancel this Lease and the term hereby granted in the manner and with the same results as set forth in the next two sentences of this Section 9.04. If such partial taking shall occur in the last two years of the term hereby granted, either party, irrespective of the area of the space remaining, may elect to cancel this Lease and the term hereby granted, provided such party shall, within thirty (30) days after such taking, give notice to that effect, and upon the giving of such notice, the rent shall be apportioned and paid to the date of expiration of the term specified and this Lease and the term hereby granted shall cease, expire and come to an end upon the expiration of said thirty days specified in said notice. If either party shall so elect to end this Lease and the term hereby granted, Landlord need not restore any part of the demised premises and the entire award for partial condemnation shall be paid to Landlord, and Tenant shall have no claim to any part thereof, except as to the items set forth in Section 9.03 where same are applicable.

In the event all or any part of the demised premises shall be taken for a temporary use or occupancy, (a) the Lease term shall not be reduced or affected in any way except as provided in (d) below, (b) Tenant shall continue to be responsible for all of its obligation hereunder and shall continue to pay all rents and additional rents when due, (c) Tenant shall be entitled to receive that portion of the award which represents reimbursement for the cost of restoration of the demised premises, compensation for the use and occupancy of the demised premises and for any taking of Tenant's property, except that, if the temporary period of taking shall extend beyond the expiration of the term of this Lease, the portion of the award representing compensation for the use and occupancy of the demised premises shall be apportioned between Landlord and Tenant as of said expiration date of said term and Landlord shall receive that portion of the award which represents reimbursements for the cost of restoration of the demised premises, and (d) if the date of taking shall occur during the last three (3) years of the term of this Lease, Tenant may elect to cancel this Lease by notice of election given by Tenant to Landlord not later than thirty (30) days after the date when Landlord notifies Tenant of the date that title shall vest or has vested in the condemning authority. Upon the giving of such notice, this Lease shall terminate on the thirtieth day following the date of such notice and the rent and additional rent shall be apportioned as of such termination date, with Landlord and not Tenant, to receive the portion of the award which represents reimbursement for the cost of restoration of the demised premises and the portion of the award representing compensation for the use and occupancy of the demised premises for the time subsequent to the cancellation date.

In the event more than one-third (1/3) of the parking spaces shall be so condemned or taken which parking spaces formulate part of the overall Land, and the Landlord is not able to provide on-premises parking equal to two-thirds (2/3) of the original parking areas, then in that event the Tenant may elect to cancel this Lease and the terms hereby granted in accordance with the provisions of Section 9.02 applicable to condemnation of more than twenty-five (25%) percent of the demised premises. Landlord shall give notice to Tenant within sixty (60) days of the date of such taking as to whether or not Landlord will in fact restore sufficient parking facilities as herein set forth. If Tenant does not elect to cancel this Lease, as aforesaid, then there shall be no reduction or abatement in rent and this Lease shall otherwise remain in full force and effect.

Assignment, Mortgage, Etc.:

Tenant, for itself, its heirs, distributees, executors, administrators, legal representatives, successors and assigns, expressly covenants that it shall not assign, mortgage or encumber this Lease, nor underlet, or suffer or permit the demised premises or any part thereof to be used or occupied by others, without the prior written consent of Landlord in each instance. If this Lease be assigned, or if the demised premises or any part thereof be underlet or occupied by anyone other than Tenant, Landlord may, after default by Tenant, collect rent from the assignee, undertenant or occupant, and apply the net amount collected to the rent herein reserved, but no assignment, underletting, occupancy or collection or the acceptance of the assignee, undertenant or occupant as tenant, shall be deemed a waiver of the provisions hereof or a release of Tenant from the further performance by Tenant of covenants on the part of Tenant herein contained; it being expressly understood and agreed that Tenant shall remain fully liable for the performance and observance of all terms, covenants and conditions of this Lease, including without limitation, timely payment of all rent and items of additional rent. The consent by Landlord to an assignment or underletting shall not in any wise be construed to relieve Tenant from obtaining the express consent in writing of Landlord to any further assignment or underletting. In no event shall any permitted sublessee assign or encumber its sublease or further sublet all or any portion of its sublet space, or otherwise suffer or permit the sublet space or any part thereof to be used or occupied by others, without Landlord's prior written consent in each instance.

If Tenant desires to assign this Lease or to sublet all or any portion of the demised premises, it shall first submit in writing to Landlord the description of the space and the terms for which Tenant intends to assign or sublease and shall offer in writing, (i) with respect to a prospective assignment, to assign this Lease to Landlord without any payment of monies or other consideration therefor, or, (ii) with respect to prospective subletting, to sublet to Landlord or its designee the portion of the demised premises involved ("Leaseback Area") for the term intended by Tenant in its offer and at the lower of (a) Tenant's proposed subrental or (b) at the same rate of fixed rent and additional rent and otherwise on the same terms, covenants and conditions (including provisions relating to escalation rents), as are contained herein and as are applicable to the portion of the demised premises to be covered by such subletting. The offer shall specify the date when the Leaseback Area will be made available to Landlord which date shall be in no event earlier than sixty (60) days nor later than one hundred eighty (180) days following the acceptance of the offer by the Landlord. If an offer of sublease is made, it shall in addition specify the duration of the term of the proposed sublease as fixed by Tenant, except that if the proposed sublease will result in all or substantially all of the demised premises being sublet, then Landlord shall have the option to extend the term of this sublease to the term of the underlying Lease, less one day. Landlord shall have a period of fifteen (15) days from the receipt of such offer to either accept or reject the same. If Landlord shall accept such offer Tenant shall then execute and deliver to Landlord, or to anyone designated or named by Landlord of reasonable credit standing, an assignment or sublease, as the case may be, in either case in a form reasonably satisfactory to Landlord's counsel.

If a sublease is so made to Landlord or its designee, it shall expressly:

(a) permit Landlord to make further subleases of all or any part of the Leaseback Area and (at no cost or expense to Tenant) to make and authorize any and all changes, alterations, installations and improvements in such space as Landlord may deem necessary for such subletting, at Landlord's expense;

(b) provide that Tenant will at all times permit reasonably appropriate means of ingress to and egress from the Leaseback Area;

(c) negate any intention that the estate created under such sublease be merged with any other estate held by either of the parties;

(d) provide that Landlord shall accept the Leaseback Area "as is" except that Landlord, at Tenant's expense, shall perform all such work physically to separate the Leaseback Area from the remainder of the demised premises and to permit lawful occupancy, it being intended that Tenant shall have no other cost or expense in connection with the subletting of the Leaseback Area;

(e) provide that at the expiration or sooner termination of the term of such sublease Tenant will accept the Leaseback Area in its then existing condition, subject to the obligations of Landlord to make such repairs thereto as may be necessary to preserve the Leaseback Area in good order and condition, ordinary wear and tear expected.

Landlord, or its designee, as the case may be, shall indemnify and save Tenant harmless from all obligations under this Lease as to the Leaseback Area during the period of time it is so sublet except for any obligations which are not performed by Landlord, or its designee, as such subtenant by reason of the acts or omissions of Tenant, its agents, employees, contractors, servants, licensees or invitees. Performance by Landlord, or its designee, under a sublease of the Leaseback Area shall be deemed performance by Tenant of any similar obligation contained in this Lease, and Tenant shall not be liable for any default under this Lease or deemed to be in default hereunder if such default is occasioned by or arises from any act or omission of the Landlord under such sublease or is occasioned by or arises from any act or omission of any occupant holding under or pursuant to any such sublease with Landlord or its designee.

If Landlord shall not have accepted Tenant's offer, as provided in Section 10.02, then Landlord will not unreasonably withhold or delay its consent to Tenant's request for consent to such assignment or subletting. Any such consent of Landlord shall be subject to the terms of this Article and conditional upon there being no default by Tenant (which Tenant has not timely cured or in good faith has commenced to cure and is diligently prosecuting the cure thereof) during the period commencing on the date that Tenant shall have made the offer as set forth in 10.02 to Landlord up to and including the date of the commencement of the term of the proposed sublease or the effective date of any such proposed assignment. In the event Tenant does not successfully sublet or assign the space so designated in 10.02 within six (6) months, then the Landlord's rights in 10.02 shall re-occur before Tenant may sublet or assign such space.

If Tenant requests Landlord's consent to a specific assignment or subletting, it shall submit in writing to Landlord (which writing shall be in addition to the writing required pursuant to Section 10.02 hereof) (i) the name and address of the proposed assignee or sublessee, (ii) a counterpart of the proposed agreement or assignment or sublease, (iii) reasonably satisfactory information as to the nature and character of the business of the proposed assignee or sublessee, and as to the nature of its proposed use of the space, and (iv) banking, financial or other credit information relating to the proposed assignee or sublessee reasonably sufficient to enable Landlord to determine the financial responsibility and character of the proposed assignee or sublessee. The proposed sublessee or assignee must have a net worth equal to not less than fifty (50%) percent of the net worth of Tenant.

Upon receiving Landlord's written consent, a duly executed copy of the sublease or assignment shall be delivered to Landlord within ten (10) days after execution thereof. Any such sublease shall provide that the sublessee shall comply with all applicable terms and conditions of this Lease to be performed by the Tenant hereunder. Any such assignment of Lease shall contain an assumption by the assignee of all of the terms, covenants and conditions of this Lease to be performed by the Tenant.

Anything herein contained to the contrary notwithstanding:

(a) Tenant shall not advertise (but may list with brokers) its space for assignment or subletting at a rental rate lower than the rental rate then being paid by Tenant to Landlord.

(b) The transfer of a majority of the issued and outstanding capital stock of any corporate tenant or subtenant of this Lease or a majority of the total interest in any partnership tenant or subtenant, or a majority of the membership interests in a limited liability company, tenant or subtenant or a majority of the total beneficial interests in any other form of tenant or subtenant, however accomplished, and whether in a single transaction or in a series of related or unrelated transactions, shall be deemed an assignment of this Lease. The transfer of outstanding capital stock of any corporate tenant, for purposes of this Article, shall not include sale of such stock by persons other than those deemed "insiders" within the meaning of the Securities Exchange Act of 1934 as amended and which sale is effected through "over-the-counter market" or through any recognized stock exchange. In no event shall there be an assignment or subletting it being understood and agreed that any assignment or subletting must be to a bona fide operating entity for a bona fide business purpose and which proposed assignment or subletting is not designed to circumvent the restrictions on assignment and subletting set forth in this Lease to a "shell" corporation - said assignment must be to the operating entity.

(c) In addition to the restrictions set forth in this Article 10, no assignments or subletting shall be made:

(i) To any person or entity which shall at that time be a tenant, subtenant or other occupant of any part of the Building of which the demised premises form a part, or any person or entity who has been dealing or negotiating with (or has previously dealt or negotiated with) the Landlord or a broker for space in the Building, or any person or entity with whom Landlord has been in negotiations during the preceding one (1) year for any space in any Building owned or managed by Landlord or its representatives.

(ii) By the legal representatives of Tenant or by any person to whom Tenant's interest under this Lease passes by operation of law, except in compliance with the provisions of this Article;

(iii) To any person or entity for the conduct of business which is not in keeping with the standards and the general character of the Building of which the demised premises form a part.

(iv)  To any person or entity for the practice of medicine in any field.

Tenant may, with Landlord's prior written consent, which shall not be unreasonably withheld, provided that Tenant otherwise complies with all other terms, covenants and conditions of this Article 10, assign or transfer its entire interest in this Lease and the leasehold estate hereby created or sublet the whole of the demised premises to a successor entity (Successor Entity) of Tenant (as hereinafter defined); provided, however, that (i) Tenant shall not be in default in any of the terms, covenants and conditions of this Lease, (ii) the proposed occupancy shall not increase the office cleaning requirements or impose an extra burden upon the building equipment or building services and
(iii) the proposed subtenant or assignee shall not be entitled, directly or indirectly, to diplomatic or sovereign immunity and shall be subject to the service of process in, and the jurisdiction of the courts of New York State. A "Successor Entity", as used in this Article 10 shall mean (a) a corporation, partnership, limited liability company or other business entity into which or with which Tenant, its permitted successors or assigns, is merged or consolidated, in accordance with applicable statutory provisions for the merger or consolidation of corporations or other business entities, or (b) a corporation, partnership, limited liability company or other business entity acquiring this Lease and the term hereof and estate hereby granted, together with the goodwill and all or substantially all of the other property and assets, its permitted successors or assigns, and assuming all or substantially all of the liabilities of Tenant, its permitted successors and assigns, or (c) any permitted successor to a Successor Entity becoming such by either of the methods described in subdivisions (a) and (b) above; provided that, immediately after giving effect to any such merger or consolidation, or such acquisition and assumption, as the case may be, the business entity surviving such merger or created by such consolidation or acquiring such assets and assuming such liabilities, as the case may be, shall have assets, capitalization and a net worth, as determined in accordance with generally accepted accounting principles, at least equal to the assets, capitalization and net worth, similarly determined, of Tenant, its permitted successors or assigns, immediately prior to such merger or consolidation or such acquisition and assumption, as the case may be. The acquisition by Tenant, its permitted successors or assigns, of all or substantially all of the assets, together with the assumption of all or substantially all of the obligations and liabilities of any business entity, shall be deemed to be a merger for the purposes of this Article.

In the event that Tenant sells, sublets, assigns or transfers this Lease and at anytime receives periodic rent and/or other consideration which exceeds that which Tenant would at that time be obligated to pay to Landlord, Tenant shall pay to Landlord 50% of the gross increase, exclusive of the costs of any improvements, in such rent as such rent is received by Tenant and 50% of any other consideration received by Tenant for such subtenant of any other consideration received by Tenant from such subtenant in connection with such sublease or in the case of an assignment of this Lease by Tenant, Landlord shall receive 50% of any consideration paid to Tenant by, such assignee in connection with such assignment.

Access to Premises:

Tenant shall permit Landlord to erect, use and maintain pipes, ducts and conduits in and through the demised premises, provided the same are installed concealed behind walls and ceilings of the demised premises and are installed by such methods and at such locations as will not materially interfere with or impair Tenant's layout or use of the demised premises or damage the appearance thereof. Landlord or its agents or designees shall have the right, upon reasonable notice, (except in the event of an emergency) but only upon request (except in the event of an emergency) made to Tenant or any authorized employee of Tenant at the demised premises to enter the demised premises, other than vaults or other enclosures where money, securities or other valuables or confidential documents are kept, at reasonable times during business hours, for the making of such repairs or alterations as Landlord shall be required or shall have the right to make by the provisions of this Lease or any other lease in the Building and, subject to the foregoing, shall also have the right to enter the demised premises for the purpose of inspecting them or exhibiting them to prospective purchasers or lessees of the entire Building or to prospective mortgagees of the fee or of the Landlord's interest in the property of which the demised premises are a part or to prospective assignees of any such mortgages or to the holder of any mortgage on the Landlord's interest in the property, its agents or designees. Landlord shall be allowed to take all material into and upon the demised premises that may be required for the repairs or alterations above mentioned as the same is required for such purpose without the same constituting an eviction of Tenant in whole or in part, and the rent reserved shall in no wise abate, except as otherwise provided in this Lease, while said repairs or alterations are being made, by reason of loss or interruption of the business of Tenant because of the prosecution of any such work, provided Landlord shall exercise reasonable diligence so as to minimize the disturbance.

Landlord may, upon reasonable notice to the Tenant, during the six (6) months prior to the expiration of the term of this Lease, exhibit the demised premises to prospective tenants.

If Tenant shall not be personally present to open and permit an entry into the demised premises at any time when for any reason an entry therein shall be urgently necessary by reason of fire or other emergency, Landlord or Landlord's agents may forcibly enter the same without rendering Landlord or such agents liable therefor (if during such entry Landlord or Landlord's agents shall accord reasonable care to Tenants property) and without in any manner affecting the obligations and covenants of this Lease.

Occupancy:

Tenant will not at any time use or occupy the demised premises in violation of the certificate of occupancy issued for the Building. Landlord represents to the best of its knowledge that the certificate of occupancy for the Building permits the use of the demised premises for the purposes specified in this Lease. Landlord will make no changes to the Building which will result in the change to the Certificate of Occupancy for the Building that would prevent the Tenant from using the demised premises for the use specified in this Lease

Bankruptcy:

Subject to the provisions of Section 13.03 and the applicable bankruptcy statutes, if at any time prior to the date herein fixed as the commencement of the term of this Lease there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or a trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, this Lease shall ipso facto be cancelled and terminated, in which event neither Tenant nor any person claiming through or under Tenant or by virtue of any statute or of an order of any court shall be entitled to possession of the demised premises and Landlord, in addition to the other rights and remedies given by Section 13.04 hereof and by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute of rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant upon the execution thereof.

Subject to the provisions of Section 13.03, if at the date fixed as the commencement of the term of this Lease or if at any time during the term hereby demised there shall be filed by or against Tenant in any court pursuant to any statute either of the United States or of any State a petition in bankruptcy or insolvency or for reorganization of the appointment of a receiver or trustee of all or a portion of Tenant's property, or if Tenant makes an assignment for the benefit of creditors, or petitions for or enters into an arrangement with creditors, Landlord may at Landlord's option, serve upon Tenant or any such trustee, receiver, or assignee, a notice in writing stating that this Lease and the term hereby granted shall cease and expire on the date specified in said notice, which date shall be not less than ten (10) days after the serving of said notice and this Lease and the term hereof shall then expire on the date so specified as if that date had originally been fixed in this Lease as the expiration date of the term herein granted. Thereupon, neither Tenant nor any person claiming through or under Tenant by virtue of any statute or of an order of any court shall be entitled to possession or to remain in possession of the demised premises but shall forthwith quit and surrender the demised premises, and Landlord, in addition to the other rights and remedies Landlord has by virtue of any other provision herein or elsewhere in this Lease contained or by virtue of any statute or rule of law, may retain as liquidated damages any rent, security, deposit or monies received by it from Tenant or others in behalf of Tenant.

In the event that at any times mentioned in either Sections 13.01 and 13.02 there shall be instituted against Tenant an involuntary proceeding for bankruptcy, insolvency, reorganization or any other relief described in Sections 13.01 or 13.02, Tenant shall have ninety (90) days in which to vacate or stay the same before this Lease shall terminate or before Landlord shall have any right to terminate this Lease, provided the rent and additional rent then in arrears, if any, are paid within fifteen (15) days after the institution of such proceeding, and further provided that the rent and additional rent which shall thereafter become due and payable are paid when due, and Tenant shall not otherwise be in default in the performance of the terms and covenants of this Lease.

In the event of the termination of this Lease pursuant to Sections 13.01, 13.02 or 13.03 hereof, Landlord shall forthwith, notwithstanding any other provisions of this Lease to the contrary, be entitled to recover from Tenant as and for liquidated damages an amount equal to the difference between the rent reserved hereunder for the unexpired portion of the term demised and the then fair and reasonable rental value of the demised premises for the same period. If the demised premises or any part thereof be re-let by Landlord for the unexpired term of this Lease, or any part thereof, before presentation of proof of such liquidated damages to any court, commission or tribunal, the amount of rent reserved upon such re-letting shall be prima facie evidence of the fair and reasonable rental value for the part or the whole of the premises so re-let during the term of the re-letting. Nothing herein contained shall be limit or prejudice the right of Landlord to prove for and obtain as liquidated damages by reason of such termination, an amount equal to the maximum allowed by any statute or rule of law in effect at the time, and governing the proceedings in which such damages are to be proved, whether or not such amount be greater, equal to, or less than the amount of the difference referred to above.

Default:

If Tenant defaults any of the terms, covenants and conditions of this Lease, including the covenants for the payment of rent or additional rent, or if the demised premises become vacant or deserted, or if any execution or attachment shall be issued against Tenant or any of Tenants property whereupon the demised premises shall be taken or occupied by someone other than Tenant; or if this lease be rejected under the applicable bankruptcy code; or if Tenant shall fail to move into or take possession of the premises within thirty (30) days after the commencement of the term of this lease, then, in any one or more of such events, upon Owner serving a written ten (10) days notice upon Tenant specifying the nature of said default and upon the expiration of said ten (10) days, if Tenant shall have failed to comply with or remedy such default of if the said default or omission complained of shall be a non-monetary and is of a nature that the same cannot be completely cured or remedied within said ten
(10) day period, and if Tenant shall not have diligently commenced curing such non-monetary default within such ten (10) day period, and shall not thereafter with reasonable diligence and in good faith proceed to remedy or cure such non-monetary default, provided however, that in no event shall Tenant have in excess of thirty (30) days to complete the cure of any such non-monetary default which is of such a nature that same cannot be completely cured within said ten (10) day period, then, in any one or more of such events, Owner may serve a written ten (10) days notice of cancellation of this lease upon Tenant, and upon the expiration of said ten (10) days this lease and the term thereunder shall end and expire as fully and completely as if the expiration of such ten (10) day period were the day herein definitely fixed for the end and expiration of this lease and the term thereof and Tenant shall then quit and surrender the demised premises to Owner, but Tenant shall remain liable as hereinafter provided.

Reference is made to that certain other lease agreement which Landlord and Tenant entered into in October 1990 covering certain space in the Building which was modified by that certain modification of lease dated as of April 14, 1997 (collectively, the Existing Lease). Reference is further made to that certain other lease agreement of even date entered into by and between Landlord and Tenant covering the same premises demised under the Existing Lease (Other Lease). A default by Tenant under the Existing Lease and/or a default by Tenant under the Other Lease shall, at the option of Landlord, constitute a default under this Lease. A default under this Lease by Tenant shall, at the option of Landlord, constitute a default under the Existing Lease and/or the Other Lease. Without limiting the foregoing, in the event that this Lease terminates by reason of Tenant's default or otherwise, including by reason of fire or other casualty or condemnation, then at Landlord's option, the Existing Lease and/or the Other Lease shall also terminate and in the event that the Existing Lease shall terminate by reason of Tenants default thereunder or otherwise, including by reason of fire, casualty or condemnation, then at Landlords option this Lease and/or the Other Lease shall also terminate and in the event that the Other Lease shall terminate by reason of Tenants default and/or otherwise, including by reason of fire, casualty or condemnation, then at Landlords option this Lease and/or the Existing Lease shall also terminate, without prejudice to Landlords other rights and remedies at law and in equity.

If the notices provided for in Section 14.01 hereof shall have been given, and the term shall expire as aforesaid, or if Tenant shall default in the payment of the rent reserved herein or any item of additional rent herein provided or any part of either or in making any other payment herein provided for, then and in any of such events Landlord may, without notice, re-enter the demised premises, and dispossess Tenant, the legal representatives of Tenant or other occupant of the demised premises, by summary proceedings and lawfully remove their effects and hold the premises as if this Lease had not been made, and Tenant hereby waives the service of notice of intention to re-enter or to institute legal proceedings to that end.

Notwithstanding the provisions of Section 14.01 hereof, Tenant, at its own cost and expense may contest, in any manner permitted by law (including appeals to a court, or governmental department or authority having jurisdiction in the matter), the validity or the enforcement of any governmental act, regulation or directive with which Tenant is required to comply pursuant to this Lease, and may defer compliance therewith provided that:

(a) such non-compliance shall not subject Landlord or any of its directors, officers, employees or shareholders to criminal prosecution, criminal or civil penalty or subject the Land and/or Building at One Hollow Road, Lake Success, New York, to lien or sale;

(b) such non-compliance shall not be in violation of any mortgage, or of any ground or underlying lease and/or any mortgage affecting the Building or Land;

(c) Tenant shall first deliver to Landlord a surety bond issued by a surety company licensed in the State of New York or other security satisfactory to Landlord in an amount satisfactory to Landlord, indemnifying and protecting Landlord against any loss or injury by reason of such non-compliance; and

(d) Tenant shall promptly and diligently prosecute such contest.

(e) Tenant shall pay any and all costs and expenses associated with such contest and shall reimburse Landlord for its reasonable attorneys fees associated with the Landlord's review of or participation in Tenant's contest. Landlord shall reasonably cooperate with Tenant, including the execution of such documents as are reasonably necessary under the circumstances, provided that Landlord agrees with the accuracy of such documents and that no provision of this Lease is violated thereby.

Remedies of Owner and Waiver of Redemption:

In case of any such re-entry, expiration and/or dispossess by summary proceedings or otherwise as set forth in Article 14 hereof (a) the rent shall become due thereupon and be paid up to the time of such re-entry, dispossess and/or expiration, together with such expenses as Landlord may incur for legal expenses, reasonable attorneys' fees, brokerage, and/or putting the demised premises in good order, or for preparing the same for re-rental; (b) Landlord may re-let the demised premises or any part or parts thereof, either in the name of Landlord or otherwise, for a term or terms, which may at Landlord's option be less than or exceed the period which would otherwise have constituted the balance of the term of this Lease and may grant concessions or free rent; and/or (c) Tenant shall also pay Landlord as liquidated damages for the failure of Tenant to observe and perform said Tenant's covenants herein contained, any deficiency between the rent hereby reserved and/or covenanted to be paid and the net amount, if any, of the rents collected on account of the lease or leases of the demised premises for each month of the period which would otherwise have constituted the balance of the term this Lease. The failure of Landlord to re-let the demised premises or any part or parts thereof shall not release or affect Tenant's liability for damages. In computing such liquidated damages there shall be added to the said deficiency such expenses as Landlord may incur in connection with re-letting, such as legal expenses, reasonable attorneys' fees, brokerage and for keeping the demised premises in good order or for preparing the same for re-letting. Any such liquidated damages shall be paid in monthly installments by Tenant on the rent days specified in this Lease and any suit brought to collect the amount of the deficiency for any month shall not prejudice in any way the rights of Landlord to collect the deficiency for any subsequent month by a similar proceeding. Landlord, at Landlord's option, may make such alterations, repairs, replacements and/or decorations in the demised premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of re-letting the demised premises; and the making of such alterations and/or decorations shall not operate or be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for the failure or refusal to re-let the demised premises or any parts thereof, or, in the event that the demised premises are re-let, for failure to collect the rent thereof under such re-letting. In the event of a breach, or threatened breach by Tenant of any of the covenants or provisions hereof, Landlord shall have the right to invoke any remedy allowed at law or in equity as if re-entry, summary proceedings and other remedies were not herein provided for. Mention in this Lease of any particular remedy, shall not preclude Landlord from any other remedy, in law or in equity. Without limiting Landlord's other rights and remedies, if Tenant shall at any time default hereunder, and if Landlord shall institute an action or summary proceedings against Tenant based upon such default, or if Landlord is otherwise involved in any litigation against Tenant, then Tenant will reimburse Landlord for the reasonable attorneys fees, costs and disbursements incurred by Landlord.

Tenant hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event of Tenant being evicted or dispossessed for any cause, or in the event of Landlord obtaining possession of demised premises, by reason of the violation by Tenant of any of the covenants and conditions of this Lease or otherwise.

Fees and Expenses:

If Tenant shall default in the observance or performance of any term or covenants on Tenant's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, then, without limiting Landlord's other rights and remedies (a) Landlord may remedy such default for the account of Tenant, immediately and without notice in case of emergency, or in any other case only provided that Tenant shall fail to remedy such default with all reasonable dispatch after Landlord shall have notified Tenant in writing of such default and the applicable grace period for curing such default shall have expired; and (b) if Landlord makes any expenditures or incurs any obligations for the payment of money in connection with such default including, but not limited to, reasonable attorneys' fees in instituting, prosecuting or defending any action or proceeding, such sums paid or obligations incurred, with interest, shall be deemed to be additional rent hereunder and shall be paid by Tenant to Landlord upon rendition of a bill to Tenant therefor.

Without limiting Landlord's other rights and remedies, if Tenant is late in making any payment due to Landlord from Tenant under this Lease, then interest per annum ("interest") calculated at the rate of three percent (3%) above the prime rate of interest charged by The Chase Manhattan Bank in New York City shall become due and owing to Landlord on such payment from the date when it was due (or the maximum amount as may then be legally permitted by law whichever is lower).

If Landlord shall default in the observance or performance of any term or covenants on Landlord's part to be observed or performed under or by virtue of any of the covenants, terms or provisions in any Article of this Lease, and if Landlord shall fail to commence to cure such default within forty-five (45) days after receipt of written demand from Tenant (or if such default cannot be cured within forty-five days, then Landlord shall have a reasonable period of time after receipt of written notice from Tenant to cure such default), and thereafter continue to prosecute such default, then Tenant may remedy such default for the account of Landlord. If Tenant makes any reasonable expenditures or incurs any obligations for the payment of money in connection with the cure of such default, such sums paid or obligations incurred, shall be deemed to be due by Landlord to Tenant within rendition of a bill in reasonable detail to Landlord therefor.
No Representations by Owner:

Landlord or Landlord's agents have made no representations or promises with respect to the Building or demised premises except as herein expressly set forth.

End of Term:

Upon the expiration or other termination of the term, Tenant shall quit and surrender to Landlord the demised premises, broom clean, in good order and condition, ordinary wear and tear and damage for which Tenant is not responsible under the terms of this Lease excepted, Tenant's obligation to observe or perform this covenant shall survive the expiration or sooner termination of the term of this Lease. Tenant agrees to indemnify and save Landlord harmless from all costs, claims, loss or liability resulting from delay by Tenant in so surrendering the demised premises, including, without limitation, any claims made by any succeeding tenant founded on such delay. If the last day of the Term or any renewal thereof falls on Saturday or Sunday this Lease shall expire on the business day immediately preceding. Tenant expressly waives, for itself and for any person claiming through or under Tenant, any rights which Tenant or any such person may have under the provisions of Section 2201 of the New York Civil Practice Law and Rules and of any successor law of like import then in force in connection with any holdover summary proceedings which Landlord may institute to enforce the foregoing provisions of this Article 18. In addition, the parties recognize and agree that the damage to Landlord resulting from any failure by Tenant to timely surrender possession of the demised premises as aforesaid will be substantial, will exceed the amount of the monthly installments of the fixed annual rent theretofore payable hereunder, and will be impossible to accurately measure. Tenant therefor agrees that if possession of the demised premises is not surrendered to Landlord within twenty-four (24) hours after the expiration date or a sooner termination of the Term, in addition to any other rights or remedy Landlord may have hereunder or at law Tenant shall pay to Landlord for each month and for each portion of any month during which Tenant holds over in the demised premises after the Expiration Date or sooner termination of this Lease, a sum equal to two (2) times the fixed rent and all items of additional rent which was payable under this Lease during the last month of the Term. Nothing herein contained shall be deemed to permit Tenant to retain possession of the demised premises after the Expiration Date or sooner termination of this Lease and no acceptance by Landlord of payments from Tenant after the expiration or sooner termination of the Lease shall be deemed to be other than on account of the amount to be paid by Tenant in accordance with the provisions of this
Article 18, which provisions shall survive the expiration or sooner termination of this Lease.

Quiet Enjoyment:

Landlord covenants and agrees with Tenant that upon Tenant paying the rent and additional rent and observing and performing all the terms, covenants and conditions, on Tenant's part to be observed and performed, Tenant may peaceably and quietly enjoy the premises hereby demised, subject nevertheless, to the terms and conditions of this Lease, and to any ground leases, underlying leases and mortgages hereinbefore mentioned to which this Lease is subordinate.

Definitions:

The term "Landlord" as used in this Lease means only the owner, or the mortgagee in possession, for the time being of the Land and Building (or the owner of a lease of the Building or of the Land and Building), so that in the event of any transfer of title to the Land and Building or said lease, or in the event of a lease of the Building, or of the Land and Building, upon notification to Tenant of such transfer or lease the said transferor Landlord shall be and hereby is entirely freed and relieved of all existing or future covenants, obligations and liabilities of Landlord hereunder, and it shall be deemed and construed as a covenant running with the Land without further agreement between the parties or their successors in interest, or between the parties and the transferee of title to the Land and Building or said lease, or the said lessee of the Building, or of the Land and Building, that the transferee or the lessee has assumed and agreed to carry out any and all such covenants, obligations and liabilities of Landlord hereunder.

The words "re-enter" and "re-entry" as used in this Lease are not restricted to their technical legal meaning.

The term "business days" as used in this lease shall exclude Saturdays, Sundays, New Year's Day, Memorial Day, Fourth of July, Labor Day, Thanksgiving Day, and Christmas. For cleaning purposes, "business days" as used in this Lease shall exclude all Saturdays, Sundays, and holidays as set forth in the agreement between Realty Advisory Board on Labor Relations, Inc. or any successor thereto and Local 32B-32J of the Building Service Employees International Union (AFL-CIO). The term "business hours" as used in this Lease shall mean the hours between 8:00 am and 6:00 pm during business days.

The term "Tenant's Proportionate Share" as used in this Lease shall mean 4.37%.

Shoring:

If an excavation shall be made upon land adjacent to the demised premises, or shall be authorized to be made, Tenant shall afford to the person causing or authorized to cause such excavation, license to enter upon the demised premises for the purpose of doing such work as shall be necessary to preserve the wall of or the Building of which the demised premises form a part from injury or damage and to support the same by proper foundations without any claim for damages or indemnity against Landlord, or diminution or abatement of rent. If said excavation is conducted by the Landlord or by an authorized agent of the Landlord and it is done in such fashion so as to interrupt Tenant's normal business, to the extent of said interruption the rent herein shall be abated proportionately.

Rules and Regulations:

Tenant and Tenant's servants, employees and agents shall observe faithfully and comply strictly with the Rules and Regulations set forth in Exhibit B attached hereto and made part hereof entitled "Rules and Regulations" and such other and further reasonable Rules and Regulations as Landlord or Landlord's agents may from time to time adopt provided, however, that in case of any conflict or inconsistency between the provisions of this Lease and of any of the Rules and Regulations as originally or as hereafter adopted, the provisions of this Lease shall control. Reasonable written notice of any additional Rules and Regulations shall be given to Tenant. Nothing in this Lease contained shall be construed to impose upon Landlord any duty or obligation to enforce the Rules and Regulations or the terms, covenants or conditions in any other lease, against any other tenant of the Building, and Landlord shall not be liable to Tenant for violation of the same by any other tenant, its servants, employees, agents, visitors or licensees. Landlord will uniformly enforce or not enforce the Rules and Regulations.

No Waiver:

No agreement to accept a surrender of this Lease shall be valid unless in writing signed by Landlord. No employee of Landlord or of Landlord's agents shall have any power to accept the keys of the demised premises prior to the termination of this Lease. The delivery of keys to any employee of Landlord or of Landlord's agent shall not operate as a termination of this Lease or a surrender of the premises. In the event of Tenant at any times desiring to have Landlord sublet the demised premises for Tenant's account, Landlord or Landlord's agents are authorized to receive said keys for such purpose without releasing Tenant from any of the obligations under this Lease. The failure of Landlord to seek redress for violation of or to insist upon the strict performance of, any covenant or condition of this Lease or any of the Rules and Regulations set forth herein, or hereafter adopted by Landlord, shall not prevent a subsequent act, which would have originally constituted a violation, from having all the force and effect of an original violation. The receipt by Landlord of rent with knowledge of the breach of any covenant of this Lease shall not be deemed a waiver of such breach. The failure of Landlord to enforce any of the Rules and Regulations set forth herein, or hereafter adopted, against Tenant and/or any other tenant in the Building shall not be deemed a waiver of any such Rules and regulations. No provision of this Lease shall be deemed to have been waived by Landlord, unless such waiver be in writing signed by Landlord. No payment by Tenant or receipt by Landlord of a lesser amount than the monthly rent herein stipulated shall be deemed to be other than on account of the earliest stipulated rent, nor shall any endorsement or statement on any check or any letter accompanying any check or payment of rent be deemed an accord and satisfaction, and Landlord may accept such check or payment without prejudice to Landlord's right to recover the balance of such rent or pursue any other remedy in this Lease provided.

This Lease contains the entire agreement between the parties, and any executory agreement hereafter made shall be ineffective to change, modify, discharge or effect an abandonment of it in whole or in part unless such executory agreement is in writing and signed by the party against whom enforcement of the change, modification, discharge or abandonment is sought.

Waiver of Trial by Jury:

Landlord and Tenant do hereby waive trial by jury in any action, proceeding or counterclaim brought by either of the parties hereto against the other on any matter whatsoever arising out of or in any way connected with this Lease, the relationship of Landlord and Tenant, Tenant's use or occupancy of the demised premises, and/or any other claims (except claims for personal injury or property damage), and any emergency statutory or any other statutory remedy.
It is further mutually agreed that in the event Landlord commences a proceeding for non-payment of rent, Tenant will not interpose and does hereby waive the rights to interpose any counterclaim of whatever nature or description in any such proceeding except for compulsory counterclaims.

Inability to Perform:

If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency, (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Landlord's control, Landlord shall be unable to fulfill its obligations under this Lease or shall be unable to supply any service which Landlord is obligated to supply, this Lease and Tenant's obligation to pay rent hereunder shall in no way be affected, impaired or excused. As Landlord shall learn of the happening of any of the foregoing conditions, Landlord shall promptly notify Tenant of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.

If, by reason of (1) strike, (2) labor troubles, (3) governmental pre-emption in connection with a national emergency (4) any rule, order or regulation of any governmental agency, (5) conditions of supply or demand which are affected by war or other national, state or municipal emergency, or (6) any cause beyond Tenant's control, Tenant shall be unable to fulfill its obligations under this Lease, other than the obligation to pay rent or additional rent hereunder, this Lease and Tenants obligation to pay rent and additional rent hereunder shall in no way be affected, impaired or excused. As Tenant shall learn of the happening of any of the foregoing conditions, Tenant shall promptly notify Landlord of such event and, if ascertainable, its estimated duration, and will proceed promptly and diligently with the fulfillment of its obligations as soon as reasonably possible.

If, for any reason other than (i) the causes set forth as 1 through 6 of
Section 25.01, or (ii) as a result of the failure of any public utility supplying heat or electricity to the Building, either (a) all of the elevators serving the floors upon which the demised premises are located shall be inoperative for more than seven (7) consecutive business days so that it would be necessary to walk up or down more than two (2) flights of stairs( a flight of stairs shall consist of all stairs in a public stairway of the Building), unless elevator service is available from the floors above or below the demised premises so that it would not be necessary to walk up or down more than two (2) flights of stairs, or (b) if the heating or air conditioning system or the entire electrical system serving the demised premiss shall be inoperative for more than ten (10) consecutive business days during the days when such systems are normally operating to service the demised premises so that Tenant's employees cannot and do not use any part of the demised premises, except on an emergency basis, then Tenant shall be entitled to an abatement of rents for each day after said ten (10) day period for such portion of the demised premises which is inaccessible or which cannot be used by Tenant's employees.

Notices:

Any notice or demand, consent, approval or disapproval required to be given by the terms and provisions of this Lease, or by any law or governmental regulation, either by Landlord to Tenant or by Tenant to Landlord, shall be in writing. Unless otherwise required by such law or regulation, such notice or demand shall be given, and shall be deemed to have been served and given by Landlord and received by Tenant upon actual receipt by Tenant or first refusal by Tenant, when Landlord shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office, or official depository within the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Tenant, at the address set forth after Tenant's name on page 1 of this lease with a copy to Fischer & Burstein, P.C., 98 Cutter Mill Road, Suite 294, Great Neck, NY 11021. After Tenant shall occupy the demised premises, a copy of all notices, demand, consents, approvals or disapprovals shall be sent to Tenant at the demised premises. Such notice, demand, consent, approval or disapproval shall be given, and shall be deemed to have been served and given by Tenant and received by Landlord, when Tenant shall have deposited such notice or demand by registered or certified mail enclosed in a securely closed postpaid wrapper, in a United States Government general or branch post office or official depository with the exclusive care and custody thereof, or by a receipted overnight carrier package addressed to Landlord, 54-65 48th Street, P.O. Box 780007, Maspeth, New York 11378. Either party may, by notice as aforesaid, designate a different address or addresses for notices, demands, consents, approvals or disapprovals.

Services:

Tenant shall have access to the demised premises twenty-four (24) hours a day, seven (7) days per week, subject to the Buildings normal operating hours. Landlord shall provide automatic elevator service to the second floor at all reasonable times. The Building shall be open Monday through Friday from 7:00 AM to 7:00 PM and on Saturday from 9:00 AM to 1:00 PM. At all other times, Tenant's employees shall have access to enter the Building by pass key or security card, provided that Tenant's employees immediately re-lock all doors.

Landlord shall cause the space in the demised premises to be kept clean in accordance with the standards set forth in Exhibit "C" attached hereto and made a part hereof entitled "Cleaning Schedule", except that if any areas shall be used for the preparation and consumption of food, Landlord's responsibility shall be strictly limited to the "Cleaning Schedule" set forth in Exhibit "C", and Tenant shall be responsible for any and all other cleaning in that space. Tenant may contract with Landlord's cleaning service to clean these areas at Tenant's cost and expense.

(a) Landlord shall, through the HVAC system of the Building, furnish to the demised premises, on an all year round basis, reasonably sufficient air conditioning, ventilation and heating during the hours from 7:00 A.M. to 7:00 P.M. Monday through Friday and from 9:00 AM to 1:00 PM Saturday.

(b) Landlord will maintain the HVAC system in a manner befitting a first class building and will use all reasonable care to keep the same in proper and efficient operating condition. Landlord shall in no event be responsible for the failure of the HVAC system to meet the requirements hereinbefore specified if such failure results from the occupancy of the demised premises with more than an average of one person for each 100 square feet of usable area or if Tenant installs and operates lighting, machines and appliances the total connected electrical load of which exceeds 4-1/2 watts per square foot of usable area.

(c) Except if the HVAC System is not working, Tenant agrees to keep and cause to be kept closed all the windows in and the exterior doors to the demised premises at all times, and Tenant agrees to cooperate fully with Landlord and to abide by all the regulations and requirements which Landlord may reasonably prescribe for the proper functioning and protection of the HVAC System.

(d) Tenant acknowledges it has been advised that the Building has sealed windows and that, therefore, the air in the demised premises can become stale and even unbreathable when the HVAC system is not operating. Tenant agrees that Landlord shall not be obligated to operate such HVAC System after or before regular business hours as set forth in Section 27.03 (a).

Without limiting the provisions of Section 25.01, Landlord reserves the right to stop services on the HVAC System, elevator, plumbing and electrical systems when necessary by reason of accident or emergency or for repairs, alterations, replacements or improvements, provided that except in case of emergency, Landlord will notify Tenant in advance, if possible, of any such stoppage and, if ascertainable, its estimated duration, and will proceed diligently with the work necessary to resume such service as promptly as possible and in a manner so as to minimize interference with the Tenant's use and enjoyment of the demised premises.

Tenant shall employ or retain any contractor, including any subcontractor to perform any work in the demised premises as such contractor, including any subcontractor, is first approved in writing by Landlord and without limiting the foregoing, Tenant shall only employ or retain such contractor, subcontractor, supplier or materialmen as will not result in jurisdictional disputes or strikes.

If Tenant is permitted hereunder to and does have a separate area for the preparation or consumption of food in the demised premises, Tenant shall employ, on a regular basis, an exterminator to keep the demised premises free from vermin; and the Tenant will provide garbage storage areas to comply with local codes and specifications thereof to be approved by Landlord, or other means of disposing of garbage reasonably satisfactory to Landlord. Tenant is responsible for all exterminating in the demised premises.

Tenant agrees to employ such office maintenance contractor as Landlord may approve and upon further provision that employment of said contractor shall not create labor disputes for all waxing, polishing, lamp replacement, cleaning and maintenance work in the demised premises. Nothing herein contained shall prohibit Tenant from performing such work for itself by use of its own regular employees.

Landlord will not be required to furnish any other services, except as provided in this Article 27, and except that Landlord agrees to provide on business days (not including Saturdays, Sundays and holidays) the cleaning as set forth in Exhibit "C" hereof. Tenant shall pay to Landlord, on demand, a reasonable charge for the removal from the demised premises of any refuse and rubbish of Tenant as shall not be contained in the waste receptacles described in Exhibit "C" hereof. Landlord, its cleaning contractor and their employees shall have after-hours access to the demised premises and the use of Tenant's light, power and water in the demised premises as may be reasonably required for the purpose of cleaning the demised premises.

For the purposes of this Lease, "Common Areas" shall mean all areas, improvements, space, equipment and special services provided by Landlord for the common or joint use and benefit of tenants and invitees, including access roads, driveways, entrances and exits, retaining walls, landscaped areas, pedestrian walk-ways, walls, courtyards, concourses, stairs, ramps, sidewalks, building wide washrooms, hallways, lobbies, elevators and their housing rooms, common window areas, walls and ceiling in Common Areas, and trash and rubbish areas. Notwithstanding anything contained herein to the contrary, Landlord shall have the right to increase, decrease, rearrange or otherwise change the Common Areas, provided, however, that Landlord shall use good faith efforts to minimize material interference with Tenant's use of the Common Areas which may result in denial of ingress and egress to and from the demised premises.

Landlord shall manage and maintain the Building and the Common Areas as a first class office building. Tenant and its employees shall occupy and use the demised premises in a manner befitting such building.
Electricity:

Subject to the provisions of this Lease, including the provisions of this
Article 28, there will be furnished to Tenant, through transmission facilities in the Building, alternating electric current to be used by Tenant for the lighting fixtures and electric current and electrical receptacles installed in the demised premises, but Landlord shall not be liable in any way to Tenant for any failure or defect in supply or character of electric current furnished to the demised premises. After initial installation by Landlord, Tenant shall pay Landlord to furnish and install all lighting tubes, lamps, bulbs and ballasts used in the demised premises. Tenant shall use said electric current for lighting and, insofar as Landlord's facilities are not burdened thereby and applicable laws and insurance regulations permit, for operation, during normal business hours, of such equipment as is normally used for the purposes herein leased. Under no circumstances shall Tenant, at any time during the term of this Lease, use or permit the use of electric heaters or similar heating devices. Landlord represents that there is sufficient electrical capacity at the demised premises for general office use purposes.

Tenant's use of electric current in the demised premises shall not at any time exceed the capacity of any of the electrical conductors and equipment in or otherwise serving the demised premises. Tenant shall not make or perform or permit the making or performing of any alterations to wiring installation or other electrical facilities in or serving the demised premises or any additions to the business machines, office equipment or other appliances in the demised premises which utilize electrical energy without the prior consent of Landlord in each instance (which shall not be unreasonably withheld).

All electric energy which Tenant requires in the demised premises shall be furnished by the local electric company. Tenant shall be obligated to make direct application to the local electric company for service. Tenant shall make payment to and be billed directly from the local electric company.

Tenant agrees not to connect any additional electrical equipment of any type to the Building electric distribution system, other than typewriters, computers, fax machines, lamps and small office machines which consume comparable amounts of electricity, without Landlord's prior written consent, which consent shall not be unreasonably withheld or delayed. Any additional risers, feeders, or other equipment proper or necessary to supply Tenant's electrical requirements, upon written request of Tenant, will be installed by Landlord, at the sole cost and expense of Tenant, if, in Landlord's judgment the same are necessary and will not cause permanent damage or injury to the Building or the demised premises or cause or create a dangerous or hazardous condition or entail excessive or unreasonable alterations, repairs or expense or interfere with or disturb other tenants or occupants.

Escalation of Taxes:

For the purposes of this Lease, the term "Lease Year" shall be the period commencing on the Commencement Date and ending on the last day of the twelfth
(12th) full calendar month thereafter and each successive period of twelve (12) full calendar months during the term of this Lease, provided however, that in no event shall the term of this Lease extend beyond April 30, 2011.

In the event that the amount of real estate taxes, assessments, sewer rents, rates and charges, county and town taxes, school taxes, village taxes, transit taxes, or any other Governmental charge, general, specific, or ordinary or extra-ordinary, foreseen or unforeseen (hereinafter collectively called "Taxes") which may now or hereafter be levied or assessed against the Land and upon the Building and any and all other improvements (hereinafter for this Article 30 only collectively called the "Real Property") attributable to any Subsequent Tax Year, as hereinafter defined, shall be greater than the amount of Taxes for the Base Tax Year, as hereinafter defined, for any or all of the Town and County Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill), School Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) and/or Village Tax (inclusive of all Taxes now or hereafter included on the Town and County tax bill or additional bill) (the Town and County Tax, the School Tax and the Village Tax are sometimes herein singly referred to as "Local Tax" and collectively as "Local Taxes") then Tenant shall pay to Landlord as additional rent, Tenant's Proportionate Share of the increase in taxes for the particular Local Tax for such Subsequent Tax Year. In addition, in the event that at any time during the term hereof under the laws of the State of New York, and/or any County, Town, Village, City, Hamlet or any other political or other governmental subdivision whatsoever, including any school district in which the Building is located, a tax or exercise on rents or any and all other taxes of any kind whatsoever and howsoever described, is levied or assessed by said State and/or any such County, Town, Village, City, Hamlet or any other political or other governmental subdivision, school district or taxing authority, as an additional tax or other charge and/or as a substitute, in whole or in part, or Taxes assessed or imposed by said State, County, Town, City, Village, Hamlet or any political or other governmental subdivision or school district, on the land and/or Building any/or other improvements, then any such tax or other charge shall be included in the terms Taxes, Local Tax and Local Taxes.

For the purposes of the provisions of this Article, the term, "Taxes for the Base Tax Year", shall mean the sum of all taxes at the applicable rate for the fiscal tax years commencing as set forth below multiplied by the full assessment of the County of Nassau of the Real Property.

To arrive at the amount owed by Tenant for any and all Subsequent Tax Years, Landlord shall calculate each Local Tax increase separately and then add the increases owed by Tenant from each to determine the total amount of increases in Taxes and such total increase shall be then multiplied by Tenant's Proportionate Share to determine the amount owed by Tenant for each Subsequent Tax Year. If such calculation shall result in a decrease for any Subsequent Tax Year, then Tenant shall receive an increase of zero.

Landlord shall take the benefit of the provisions of any statute or ordinance permitting any assessment to be paid over a period of time and Tenant shall be obligated to pay only its proportionate share, determined as aforesaid, of the installments of any such assessment as shall become due and payable during the term of this Lease or any renewal hereof. Any amount due Landlord under the provisions of this Article shall be paid semi-annually within thirty (30) days after Landlord shall have submitted copies of all tax bills and statements to Tenant showing in reasonable detail the computation of the amounts due Landlord. Any such increase for less than a year shall be prorated and apportioned.

Without limiting Tenant's other obligations, in the event Tenant shall undertake to make installations other than office installations and thereby cause extraordinary assessment to be levied against the Real Property, Tenant shall pay all additional taxes resulting from such extraordinary assessment.

In addition, Tenant shall pay to Landlord, within thirty (30) days after the same shall be payable by Landlord and as additional rent for the Lease Year in which the same shall be so payable, an amount equal to Tenant's Proportionate Share of any assessment (general, special or otherwise) or installment thereof for betterment's or improvements which may be levied upon the Real Property. Landlord shall take the benefit of the provisions of any statute or ordinance permitting any such assessment to be paid over a period of time and Tenant shall be obligated to pay only the said percentage of the installments of any such assessments which shall become due and payable during the term of this Lease.

In the event there shall be levied against the Landlord during the term of this Lease an assessment for improvements or betterment's which is payable in one sum, then in that event said assessment shall be divided by the number of Lease Years equal to the term of this Lease and Tenant's responsibility shall be the sum equal to its Proportionate Share of said amount times the number of unexpired years in the Lease; for example, if an assessment is levied for a lump sum of $10,000.00, and the Lease term has a period of ten (10) Lease Years, the annual installments will be deemed to be $1,000.00 per year and in the event Tenant's Proportionate Share is seventy-five (75%) percent, Tenant will owe $750.00 times the number of Lease Years remaining under this Lease as of the date of its assessment (with any partial Lease Year remaining under this Lease being prorated on a per diem basis).

In no event shall any rent adjustment result in a decrease in the fixed annual rent payable hereunder.

In the event the first or final Lease Year shall contain less than twelve (12) calendar months the additional rent payable under Section 30 for such lease year shall be adjusted and prorated by the fraction (a) the numerator over which is the number of months in either the first or final year and (b) the denominator of which is the number twelve (12).

Landlord's obligation to make the adjustments referred to in this Article shall survive any expiration or termination of this Lease. Tenant shall have a period of sixty (60) days after receipt of the billing to notify Landlord of any discrepancy with the billing. Tenant will not be permitted at any later date to dispute the billing.

Any delay or failure of Landlord in billing any Real Estate Taxes shall not constitute a waiver of or in any way impair any continuing obligation of Tenant to pay such Real Estate Taxes hereunder.

Condition of Premises:

Tenant expressly acknowledges that it has inspected the demised premises, the Land and the Building and is fully familiar with the physical condition thereof. Tenant agrees to accept the demised premises (and the Land and the Building) in its "AS IS " condition as of the date hereof, subject only to any work to be performed by Landlord (except for any surviving punch list items as set forth on Exhibit D annexed hereto and made a part hereof). Without limiting the foregoing, Tenant acknowledges that Landlord shall have no obligation to do any work in and to the demised premises in order to make them suitable and ready for occupancy and use by Tenant except as set forth on said Exhibit D.

Indemnity:

Without limiting Tenant's other obligations, Tenant shall indemnify and hold Landlord harmless from and against any all liabilities, obligations, damages, penalties, claims, costs and expenses, including reasonable attorneys fees, paid, suffered or incurred and/or arising from any one or more of the following:

(i) the use of occupation of the demised premises by Tenant or any one in, on, or about the demised premises with Tenant's permission; and/or

(ii) any breach by Tenant, Tenant's agents, contractors, employees, invitees, servants and licensees of any term, covenant or condition of this Lease; and/or

(iii) the carelessness, negligence or improper conduct of Tenant's agents, contractors, employees, invitees, servants or licensees. Tenant's liability under this Lease extends to the acts or omissions of any subtenant, any agent, contractor, employee, servant, invitee or licensee of any subtenant.

Without limiting the Landlord's other obligations, Landlord shall indemnify and hold harmless from and against any and all liabilities, obligations, damages, claim, costs and expenses, including reasonable attorneys fees paid, suffered or incurred and/or arising from the carelessness, negligence or improper conduct of the Landlord, Landlord's agents, employees, invitees or licensees.

Name of Building:

Landlord shall have the full right at any time to name and change the name of the Building and to change the designated address of the Building. The Building may be named after any person, firm, or otherwise, whether or not such name is, or resembles, the name of a tenant of the Building.

Invalidity of Any Provision:

If any term, covenant, condition or provision of this Lease or the application thereof to any circumstance or to any person, firm or corporation shall be invalid or unenforceable to any extent, the remaining terms, covenants, conditions and provisions of this Lease or the application thereof to any circumstances or to any person, firm or corporation other than those as to which any term, covenant, condition and provision of this Lease shall be valid and shall be enforceable to the fullest extent permitted by law.

Captions:

The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent of any provision thereof.

Certificate of Tenant or Landlord:

Tenant shall, without charge, at any time and from time to time, within ten
(10) days after request by Landlord, certify by written instrument, duly executed, acknowledged and delivered, to any mortgagee, assignee of any mortgage or purchaser, or any proposed mortgagee, assignee of any mortgage or purchaser, or any other person, firm or corporation specified by Landlord:

(a) That this Lease is unmodified and in full force and effect (or, if there has been modification, that the same is in full force and effect as modified and stating the modifications);

(b) Whether or not there are then existing any set-offs or defenses against the enforcement of any of the agreements, terms, covenants, or conditions hereof upon the part of Tenant to be performed or complied with (and, if so, specifying the same); and

(c) The dates, if any, to which the rental and other charges hereunder have been paid in advance.

(d) Any other provisions which Landlord or any other party specified in this Section may reasonably request.

(e) In connection with a permitted assignment or subletting by Tenant, Landlord will, within ten (10) days after written request by Tenant, deliver a duly executed written instrument to such permitted assignee or sublessee certifying, to the best of Landlord's knowledge, those same items referred to in (a), (b), (c) and (d) above.

Tenant agrees that, except for the first month's rent hereunder, it will pay no rent under this Lease more than thirty (30) days in advance of its due date, and, in the event of any act or omission by Landlord, Tenant will not exercise any right to terminate this Lease or to remedy the default and deduct the cost thereof from rent due hereunder until Tenant shall have given written notice of such act or omission to the holder of any first mortgage who shall have furnished in writing such holder's last address to Tenant, and until a reasonable time for remedying such act or omission shall have elapsed following the giving of such notices, during which time such mortgage holder shall have the right, but shall not be obligated, to remedy or cause to be remedied such act or omission.

Anything in this Lease contained to the contrary notwithstanding, under no circumstances shall the holder of any institutional mortgage who shall have succeeded to the interests of the Landlord under this Lease, be subject to or liable for any offsets or deductions from rent, claims or defenses which the Tenant might have against any prior landlord under this Lease.

Successors and Assigns:

The covenants, conditions and agreements contained in this Lease shall bind and inure to the benefit of Landlord and Tenant and their respective heirs, distributees, executors, administrators, successors, and assigns and, except as otherwise provided in this Lease, their assigns, but nothing herein shall constitute permission for Tenant to assign this Lease except upon compliance with the provisions of this Lease.

Liability Insurance by Tenant:

Tenant shall, at Tenant's sole cost and expense, procure and obtain comprehensive general public liability insurance with broad form extension and contractual liability endorsement protecting against any and all claims for damages to person or property or for loss of life or property occurring upon, in, or about the demised premises or the sidewalks adjacent thereto, such insurance to afford immediate protection in such amounts as Landlord shall require. Such policies shall name Landlord and such other parties as shall be specified by Landlord, including without limitation any one or more mortgagees and managing agents, as additional insured. As of the Commencement Date, the minimum coverage for combined single limit bodily injury and property damage shall not be less than $3,000,000.00 per occurrence. The policy shall also be extended to include the following endorsements:

1.     Knowledge of Occurrence;

2.      Notice of Occurrence;

3.      Unintentional Errors or Omissions;

4. An endorsement to the effect that no statement, declaration or representation made by Tenant to its insurer or act of Tenant shall invalidate the policy as to Landlord or prejudice any of Landlord's rights thereunder, including, without limitation, defense and indemnity;

5. Contractual Liability on a blanket basis and specifically scheduling this Lease, without limiting the form of coverage.

All said policies shall be obtained by Tenant and certificates thereof delivered to Landlord upon the commencement of the term hereof with evidence of stamping or otherwise of the payment of the premiums thereon, shall otherwise be in form and content acceptable to Landlord and be taken in such amounts and in such companies authorized to do business in the State of New York which are acceptable to Landlord.

Automobile Parking:

Landlord herein is providing onsite parking facilities which will be used by Tenant in conjunction with other tenants of the Building together with the employees, guests and possible associates. However, said parking facilities, except where restricted, shall be available to Tenant and its employees, invitees and guests. There will be no charge to the Tenant for the inside or outside parking area. It is agreed however, that Landlord shall have no obligation to police the parking area. Landlord shall clean and maintain the parking fields. Notwithstanding the foregoing, neither Tenant nor Tenants employees, agents, contractors, servants, licensees, invitees or visitors shall use parking spaces reserved for other tenants.

No Recording:

The parties hereto agree that neither Landlord nor Tenant shall record this Lease nor shall either party record any memorandum of this Lease.

Security:

Tenant has deposited with Landlord the sum of $20,400.00 as security for the faithful performance and observance by Tenant of the terms, provisions and conditions of this Lease. It is agreed that in the event Tenant defaults in respect of any of the terms, provisions, and conditions of this Lease, including, but not limited to, the payment of rent and additional rent, Landlord may use, apply or retain the whole or any part of the security as deposited to the extent required for the payment of any rent and additional rent or any other sum as to which Tenant is in default or for any sum which Landlord may expend or may be required to expend by reason of Tenant's default in respect to any of the terms, covenants, and conditions of this Lease, including but not limited to, any damages or deficiency in the subletting of the demised premises, whether such damages or deficiency accrues before or after summary proceedings or other re-entry by Landlord. In the event that Tenant shall fully and faithfully comply with all of the terms, provisions, covenants and conditions of this Lease, the security shall be returned to Tenant after the date fixed as of the end of this Lease and after delivery of the entire possession of the demised premises to Landlord. In the event of a sale of the Land and Building or leasing of the Building of which the demised premises form a part, Landlord shall have the right to transfer the security to the vendee or lessee and Landlord shall thereupon be released by Tenant from all liability for the return of such security and Tenant agrees to look to the new landlord solely for the return of said security; and it is agreed that the provisions hereof shall apply to every transfer or assignment made of the security to a new landlord. Tenant further covenants that it will not assign or encumber or attempt to assign or encumber the monies deposited herein as security and that neither Landlord nor its successors or assigns shall be bound by any such assignment, encumbrance, attempted assignment or attempted encumbrance.

Broker:

Tenant represents and warrants that it has dealt with NO BROKER in connection with this Lease and Tenant does hereby agree to indemnify and hold Landlord harmless of and from any and all loss, costs, damage or expense (including, without limitation, attorneys' fees and disbursements) incurred by Landlord by reason of any claim of any broker, sales person or other finder who claims to have dealt with Tenant in connection with this Lease. The provision of this
Article 47 shall survive the expiration or earlier termination of this Lease.

Late Rent Clause:

Tenant recognizes that late payment of any rent or other sum due hereunder will result in administrative expense to Landlord, the extent of which additional expense is extremely difficult and economically impractical to ascertain. Tenant therefore agrees that if rent or any other sum is due and payable pursuant to this Lease, and when such amount remains due and unpaid ten (10) days after said amount is due, such amount shall be increased by a late charge in an amount equal to five (5%) per cent of the unpaid rent or other payment. The amount of late charge to be paid by Tenant shall be reassessed and added to Tenant's obligation for each successive monthly period until paid. The provisions of this Article in no way relieve Tenant of the obligation to pay rent or other payments on or before the date on which they are due, nor do the terms of this Article in any way affect Landlord's remedies pursuant to any other Article of this Lease in the event said rent or other payment is unpaid after the date due.

Directory Listing:

Landlord, at its expense, and on Tenant's request, shall maintain listings on the Building directory of the name of Tenant provided that the names so listed shall not take up more than Tenant's Proportionate Share of the space on the Building's directory.

Jurisdiction and Venue:

Tenant irrevocably and unconditionally (a) agrees that any suit, action, or other legal proceeding arising out of this Lease may be commenced in any court of the State of New York situated in Nassau County and that any such court shall have in personam jurisdiction of Tenant in any such suit, action or other legal proceeding upon service as described above; (b) consents to the jurisdiction of each such court in any suit, action or other legal proceeding; and (c) waives any objection which Tenant may have to the laying of venue of any such suit, action or proceeding in any such court.

MISCELLANEOUS:

Tenant shall not at any time prior to or during the term hereof, either directly or indirectly, use any contractors or labor or materials whose use in Landlord's reasonable judgment would create or creates any difficulty with other contractors or labor employed by Tenant or Landlord or others in construction, maintenance or operation of the demised premises or the Building.

As of the Commencement Date, except for the Existing Lease, this Lease supersedes any and all prior leases between Landlord and Tenant with respect to any of the space included within the Demised Premises.

This Lease sets forth the entire understanding and agreement with respect to the subject matter hereof and all prior and contemporaneous negotiations, understandings and agreements are herein merged and without limiting the foregoing, Tenant acknowledges and agrees that there are no express or implied warranties, representations, promises or agreements on the part of Landlord nor any other person, firm, corporation, limited liability company, including any broker or salesperson with reference to the condition, suitability or usability of the demised premises nor for the purposes for which Tenant intends to use same or with respect to any other matter, thing or circumstance, except only as may be expressly set forth in this Lease. This Lease may not be extended, renewed, terminated or otherwise modified except by an instrument in writing signed by the party against whom enforcement of any such modification is sought, unless such instrument provides that it shall not be binding until signed by both parties, in which event it shall not be binding until so signed.

If Tenant shall request Landlord's approval or consent and Landlord shall fail or refuse to give such consent or approval, Tenant shall not be entitled to any damages for any withholding or delay of such approval or consent by Landlord, it being intended that Tenant's sole remedy shall be an action for injunction or specific performance and that such remedy shall be available only in those cases where Landlord shall have expressly agreed in writing not to unreasonably withhold its consent or approval or where as a matter of law Landlord may not unreasonably withhold its consent or approval. The provisions of this Section
52.04 shall not apply if Landlord shall capriciously, or arbitrarily or in bad faith withhold or delay its consent or approval.

This Lease is offered to Tenant for signature with the understanding that it shall not be binding upon Landlord unless and until Landlord shall have executed and delivered a copy of this Lease to Tenant.

Irrespective of the place of execution or performance, this Lease shall be governed by and construed in accordance with the laws of the State of New York. If any provision of this Lease or the application thereof to any person or circumstance shall, for any reason and to any extent, be invalid or unenforceable, the remainder of this Lease and the application of that provision to other persons or circumstances shall not be affected but rather shall be enforced to the extent permitted by law. This Lease shall be construed without regard to any presumption or other rule requiring construction against the party causing this Lease to be drafted. Each covenant, agreement, obligation or other provision of this Lease on Tenant's part to be performed, shall be deemed and construed as a separate and independent covenant of Tenant, not dependent on any provision of this Lease. All terms and words used in this Lease, regardless of the number or gender in which they are used, shall be deemed to include any other number and any other gender as the context may require.

Notwithstanding any provision of this Lease to the contrary, all sums of money, other than the fixed rent, as shall become due from and payable by Tenant to Landlord under this Lease shall be deemed to be additional rent. Landlord shall have the same rights and remedies for Tenant's failure to pay any items of additional rent as Tenant's failure to pay fixed rent.

If Tenant is in arrears in the payment of fixed rent or additional rent, Tenant waives its right, if any, to designate the items in arrears against which any payments made by Tenant are to be credited and Landlord may apply any of such payments to any such items in arrears as Landlord, it its sole discretion, shall determine, irrespective of any designation or request by Tenant as to the items against which any such payments shall be credited.

If Tenant is a corporation, each person executing this Lease on behalf of Tenant hereby covenants, represents and warrants that Tenant is a duly incorporated or duly qualified (if foreign) corporation and is authorized to do business in the State of New York (a copy of evidence thereof to be supplied to Landlord upon request); and that each person executing this Lease on behalf of Tenant is an officer of Tenant and that he is duly authorized to execute, acknowledge and deliver this Lease to Landlord (a copy of a resolution to that effect to be supplied to Landlord upon request).

In the event of any litigation or other dispute between the parties to this Lease, each party shall bear all of its own costs and expenses, whether for attorneys fees or otherwise, without recourse to the other.

IN WITNESS WHEREOF, Owner and Tenant have respectively signed and sealed this lease as of theday and year first above written,

SEABOARD ESTATES, INC.

BY:  Laurence Gordon


CDC PRODUCTS CORP

BY:  DONALD HOROWITZ


RENT SCHEDULE

                         ANNUAL RENT              MONTHLY RENT
11/1/99                  Rent Concession          $0
12/31/99                 Rent Concession          $0
1/1/00 - 12/31/00        $257,600.00              $21,466.67
1/1/01 - 12/31/01        $262,752.00              $21,896.00
1/1/02 - 12/31/02        $268,007.04              $22,333.92
1/1/03 - 12/31/03        $273,367.18              $22,780.60
1/1/04 - 12/31/04        $278,834.52              $23,236.21
1/1/05 - 12/31/05        $284,411.21              $23,700.93
1/1/06 - 12/31/06        $290,099.43              $24,174.95
1/1/07 - 12/31/07        $295,901.41              $24,658.45
1/1/08 - 12/31/08        $301,819.43              $25,151.62
1/1/09 - 12/31/09        $307,855.81              $25,654.65

RIDER TO LEASE BETWEEN SEABOARD ESTATES, INC., AS "LANDLORD" AND CDC PRODUCTS CORP., AS "TENANT".
- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
40.   The terms "Landlord" and "Owner" are used interchangeably in this Lease.

41. GOVERNMENTAL AUTHORITY. Wherever in the printed portion of this lease reference is made to the City of New York, such reference shall be deemed to be a reference to the proper governmental authority having jurisdiction of the premises.

42. CONFLICTS. In the event there shall be any conflicts between the provisions of this "Rider" and the provisions of the printed portion of this lease, the provisions of this "Rider" shall be controlling.

43. NET LEASE. This lease shall be deemed to be a net lease and the Landlord shall only have those obligations under the lease as specifically set forth herein in this "Rider". Landlord shall have no obligation to furnish any services to the demised premises other than repairs as set forth in Article "44" hereof.

44.   REPAIRS.    Notwithstanding any of the provisions of Paragraphs "4" and
"6" of this lease, Landlord's sole responsibility for making repairs shall be limited to structural repairs to the footings, foundation, structural steel and roof supports and repairs to any leaks occurring in the roof. If the necessity for such repairs shall be due to any act or the omission to act of the Tenant, its agents, employees, invitees or contractors, then Landlord shall make such repairs at Tenant's sole cost and expense.

Tenant shall make all other repairs and/or replacements to the demised premises throughout the term of this lease, including repairs and/or replacements to any and all equipment contained therein. Tenant shall at all times keep the roof and the gutters and leaders clean and free of debris and open for the passage of drainage and shall paint all exterior doors every two (2) years, or as necessary.

45. UTILITIES. Tenant does hereby agree that Tenant will pay to Landlord, or directly to the utility supplying services, within ten (10) days of the rendering of a bill therefor, all costs for: water, sprinkler stand-by water charges, sprinkler maintenance, electricity, gas and heating in the building.

46.   INSURANCE.

A. From and after the signing of this lease and continuing during the term hereof any renewal or renewals hereof, Tenant shall, in respect to the demised premises, at Tenant's own cost and expense, keep and maintain policies of:

(i) Comprehensive personal and public liability insurance in the customary form, insuring Landlord and Tenant, in recognized and financially responsible companies doing business in the State of New York with single limits of not less than Three Million ($3,000,000.00) Dollars and to pay the premiums thereon. There shall be no deductible or self-insurance amount under said policies. Prior to the commencement of the term, Tenant shall deliver to Landlord a certificate of the insurance company certifying that the aforesaid liability policy is in full force and effect. Certificates evidencing the renewal of such liability insurance policy shall be delivered to Landlord at least twenty days before the expiration thereof and each such renewal certificate shall include Landlord as an insured.

The insurance provided for above shall have attached thereto endorsements to the effect that:

(a) Such policy shall not be canceled or terminated without at least thirty days' prior written notice to the Landlord, and
(b) The insurance as to the coverage of the Landlord shall not be invalidated by any act or omission of Tenant or any sub-tenant.


B.  FIRE INSURANCE PREMIUMS.   From and after the date of the signing of this
lease, Tenant shall pay to the Landlord, as Additional Rent, within fifteen
(15) days after Landlord renders a bill therefor, the amount of the premium paid by the Landlord for carrying a multi-peril all risk fire and extended coverage policy on the building constituting the demised premises in the amount of the full replacement value thereof plus rent insurance covering all Rent and Additional Rent payable hereunder for a period of one year after a casualty.

Notwithstanding the foregoing, TENANT may provide for a $200,000.00 deductible amount or self-insurance retention pursuant to its policy, provided TENANT's insurance company defends any suit, claim or action on LANDLORD's behalf at no cost or expense to LANDLORD, or in the alternative, that if any action is brought where LANDLORD is named therein, LANDLORD shall have the right to defend such action using counsel of its choice, who will be paid by TENANT.

C.  MUTUAL WAIVER OF SUBROGATION.   Every policy of fire or other insurance
with or without extended coverage insuring any economic loss carried by either Landlord or Tenant, with respect to the demised premises, and the improvements erected thereon, whether or not required to be carried under this lease, shall include provisions denying to the insurer acquisition by subrogation of rights of recovery against the party hereto not insured under said policy, and each of the parties hereto waive any rights against the other by reason of any insured against casualty and each of the parties hereto shall include in its insurance policies a provision that such insurance shall not be invalid by reason of such waiver. If at any time either of the parties hereto are unable to obtain from their insurers the aforesaid waivers, without additional premium therefor, then the party in whose favor such waiver shall run shall have the option to either pay the additional premium or relieve the other party of its obligations to obtain such waivers.

D. LANDLORD represents that LANDLORD presently maintains a blanket liability insurance policy covering the demised premises and other properties of LANDLORD and LANDLORD's affiliates.

48. ALTERATIONS. In addition to the provisions of Paragraph "3" of the printed portion of this lease, anything which shall attach to the demised premises during the term of this lease, including lighting fixtures, shall become the property of the Landlord and shall remain in the premises at the expiration or sooner termination of this lease, unless the Landlord shall specifically direct the Tenant to remove the same, in which event Tenant shall remove the same at Tenant's own cost and expense and if not so removed, same shall be deemed abandoned and Landlord shall remove the same at Tenant's cost and expense. Tenant has the right to remove any fixtures installed by Tenant, so long as the premises are restored to its original condition.

49. BROKER. Landlord and Tenant each warrants and represents to the other that it dealt with no broker other than Real Estate Strategies, Ltd., in connection with this transaction and Tenant hereby indemnifies the Landlord against any claims of any other broker by reason of said broker having had any conversations or dealings with the Tenant in connection with this transaction and does hereby indemnify the Landlord against the same and agrees to reimburse the Landlord for any damages the Landlord might sustain by reason of such claims including the Landlord's cost of defending any action in connection therewith and any reasonable legal fees of the Landlord in connection therewith.

50. SIGNS. Tenant shall have the right to place a sign or signs on the outside walls of the demised premises, provided the same are erected in accordance with all governing laws or ordinances, Tenant has obtained any necessary permits therefore, Tenant has obtained the Landlord's consent thereto, which consent will not be unreasonably withheld or delayed, and provided that upon the termination or cancellation of this lease, the Tenant shall remove such sign and repair the wall where such sign was installed, which repair shall include replacement of any chipped or cracked bricks, copings or sills, at Tenant's own cost and expense and if not so remove and restored, Landlord may do the same at Tenant's cost and expense. Tenant shall not use any paint or other similar material on the outside walls of the building. The tenancy created under this lease shall not include the outside of the roof deck or parapet (if any) of the building and Tenant shall place no signs thereon.

51. LATE PAYMENT FEE. In the event Tenant shall fail to make any payment of rent or other charges required to be paid hereunder within 10 days of the due date thereof, Tenant shall pay to Landlord upon demand, an amount equal to 3% of such payment in order to help defray costs for additional bookkeeping services, loss of interest and other damages, it being impossible to determine Landlords actual costs, expenses and damages, by reason of such late payment.

52. ESTOPPEL CERTIFICATES. Tenant hereby agrees that in the event the Landlord shall place any mortgage or mortgages upon the land and/or building of which the demised premises form a part, the Tenant will execute any documents requested by the mortgagee in connection with such mortgage or mortgages. Such documents shall include, inter alia, a memorandum of lease for recording, a subordination agreement, a mortgagee's certificate and agreement, etc.
Whenever requested by the Landlord, the Tenant shall furnish, without charge, an estoppel certificate setting forth the date of commencement and the date of expiration of the term of this lease, that this lease has not been modified or if it has been modified, set forth the date of modification, that the Landlord is not in default under any of the terms, covenants and conditions of this lease, if such be the case, and if such not be the case, setting forth any claimed defaults by the Tenant and the date to which rent has been paid. Any such documents shall be delivered by Tenant to Landlord, without cost, within ten days after request therefor.

53. MECHANIC'S LIEN. Tenant will not create or permit to be created or to remain, and will discharge or bond, any lien, encumbrance or charge upon the demised premises or any part thereof, having any priority or preference over or ranking on a parity with the estate, rights and interest of Landlord in the demised premises or any part thereof.

If by reason of any work done by or on behalf of Tenant, any mechanic's laborer's or materialmen's lien shall at any time be filed against the demised premises or any part thereof, Tenant, within thirty days after notice of the filing thereof, will cause the same to be discharged of record by payment, deposit, bond, order of a court of competent jurisdiction or otherwise. If
Tenant shall fail to cause such lien to be discharged or bonded within   the
period aforesaid, then, in addition to any other right or remedy, Landlord may, but shall not be obligated to, discharge the same either by paying the amount claimed to be due, by procuring the discharge of such lien by deposit or by bonding proceedings, and in any such event, Landlord shall be entitled, if Landlord so elects, to compel the prosecution of any such action for the foreclosure of such lien by the lienor and to pay the amount of the judgment in favor of the lienor with interest, costs and allowances. Any amount so paid by Landlord and all reasonable costs and expenses incurred by Landlord in connection therewith, including but not limited to premiums on any bonds filed and attorneys' fees, shall constitute Additional Rental payable by Tenant under this lease and shall be paid by Tenant to Landlord on demand.

Nothing in this lease contained shall be deemed or construed in any way as constituting the consent or request of Landlord, expressed or implied by inference or otherwise, to any contractor, sub-contractor, laborer or materialmen for the performance of any labor or the furnishing of any materials for any specific improvement, alteration to or repair of the demised premises or any part thereof.

In the event any mechanic's lien shall be filed against the demised premises by reason of any act or omission on the part of the Tenant, its agents, servants and employees or any one acting on behalf of the foregoing, and if any action be brought to foreclose such mechanic's lien, Tenant will reimburse the Landlord for the Landlord's reasonable attorneys' fees in connection with Landlord's appearance in any such action and will hold the Landlord harmless from any damages arising out of such action.

Tenant shall not be obligated to discharge any lien filed against the premises which may have resulted from work done or commissioned by Landlord unless such work was done at Tenant's specific request or was an obligation of the Tenant under this lease, which Tenant failed to perform.

54. Landlord agrees to hold Tenant's Security in an interest bearing account. The interest earned thereon shall be accumulated and held by the Landlord as Additional Security.

55. NOTICES. Any and all notices to be given by the Landlord to the Tenant hereunder shall be sent either by certified mail, return receipt requested, or by Federal Express or similar overnight carrier addressed to the Tenant: (a) if prior to the commencement of the term at the address hereinabove set forth and (b) if subsequent to the commencement of the term at the address of the demised premises. Any and all notices to be given by the Tenant to the Landlord hereunder shall be addressed to the Landlord at the address first above written and shall be sent either by certified mail, return receipt requested or by Federal Express or similar overnight carrier. Any notice sent by the attorney for either party shall be deemed a notice given by such party. All notices shall be deemed given when received or first refused by the addressee or first returned as undeliverable.

56. INDEMNITY OF LANDLORD. A. The Tenant does hereby agree to hold the Landlord harmless and defend it as against any and all claims, damages, suits or causes of action for damages, and any orders, decrees or judgments which may be entered therein brought for damages or alleged damages resulting from injury to person or property or from loss of life sustained in or about the Demised Premises, or in or upon the sidewalks, streets, rights-of-way abutting or appurtenant thereto by any person or persons whatsoever. With reference to the foregoing, the Tenant does also indemnify and save harmless the Landlord from all reasonable legal expenses in connection with defending against any such action, suit or claim.

B. The indemnity provided for in subdivision "A" above shall not apply to any claim, suit, cause of action or damages arising solely out of LANDLORD's willful or negligent acts or failures to act.

57. ADDITIONAL RENT. Any and all payments to be made by Tenant to Landlord hereunder shall be deemed "Additional Rent" and Landlord shall have the same rights and remedies in connection with the non-payment thereof as Landlord has for the non-payment of rent.

58.   BANKRUPTCY OR OTHER DEFAULT.

58.01 A. EVENTS OF BANKRUPTCY.   The following shall be Events of Bankruptcy
under this lease:

(i) Tenant's becoming insolvent, as that term is defined in Title ll of the United States Code, entitled Bankruptcy, ll U.S.C. Section 101 et seq. (the "Bankruptcy Code") or under the insolvency laws of New York State;

(ii) The appointment of a receiver or custodian for any or all of Tenant's property or assets;

(iii) The filing of a voluntary petition under the provisions of the Bankruptcy Code or Insolvency Laws;

(iv) The filing of an involuntary petition against Tenant as the subject debtor under the Bankruptcy Code or Insolvency Laws, which is either not dismissed within thirty days of filing, or results in the issuance of an order for relief against the debtor, whichever is later; or

(v) Tenant's making or consenting to an assignment for the benefit of creditors of a common law composition of creditors.

B.  LANDLORD'S REMEDIES.

(i) TERMINATION OF LEASE. Upon the occurrence of an Event of Bankruptcy, Landlord shall have the right to terminate this lease by giving thirty days prior written notice to Tenant, provided, however, that this Section "58.01 (B)
(i) shall have no effect while a case in which Tenant is the subject debtor under the Bankruptcy Code is pending, unless Tenant or its Trustee in Bankruptcy is unable to comply with the provisions of Section "58.01 (B) (v)" and "58.01 (B) (vi)" below. If Tenant or its Trustee is unable to comply with Sections "58.01 (B) (v)" and "58.01 (B) (vi)" below, this lease shall automatically cease and terminate, and Tenant shall be immediately obligated to quit the premises upon the giving of notice pursuant to this Section "58.01 (B)
(i)". Any other notice to quit, or notice of Landlord's intention to re-enter is hereby expressly waived. If Landlord elects to terminate this lease, everything contained in this lease on the part of Landlord to be done and performed shall cease without prejudice, subject, however, to the right of Landlord to recover from Tenant all rent and any other sums accrued up to the time of termination or recovery of possession by Landlord, whichever is later, and any other monetary damages or loss of reserved rent sustained by Landlord.
(ii) SUIT FOR POSSESSION. Upon termination of this lease pursuant to Section "58.01 (B) (i)", Landlord may proceed to recover possession under and by virtue of the provisions of the laws of the State of New York, or by such other proceedings, including re-entry and possession, as may be applicable.

(iii) RELETTING OF PREMISES. Upon termination of this lease pursuant to Section "58.01 (B) (i)", the premises may be relet by Landlord for such rent and upon such terms as are not unreasonable under the circumstances and, if the full rental reserved under this lease (and any of the costs, expenses or damages indicated below) shall not be realized by Landlord, Tenant shall be liable for all damages sustained by Landlord, including, without limitation, deficiency in rent, reasonable attorneys' fees, brokerage fees, and expenses of placing the premises in first class rentable condition. Landlord, in putting the premises in good order or preparing the same for re-rental may, at Landlord's option, make such alterations, repairs, or replacements in the premises as Landlord, in Landlord's sole judgment, considers advisable and necessary for the purpose of reletting the premises, and the making of such alterations, repairs, or replacements shall not operate to be construed to release Tenant from liability hereunder as aforesaid. Landlord shall in no event be liable in any way whatsoever for failure to relet the premises, or in the event that the premises are relet, for failure to collect the rent thereof under such reletting, and in no event shall Tenant be entitled to receive any excess, if any, of such net rent collected over the sums payable by Tenant to Landlord hereunder.

(iv) MONETARY DAMAGES. Any damage or loss of rent sustained by Landlord as a result of an Event of Bankruptcy may be recovered by Landlord, at Landlord's option, at the time of the reletting, or in separate actions, from time to time, as said damage shall have been made more easily ascertainable by successive relettings, or, in a single proceeding deferred until the expiration of the term of this lease (in which event Tenant hereby agrees that the cause of action shall not be deemed to have accrued until the date of expiration of said term) or in a single proceeding prior to either the time of reletting or the expiration of the term of this lease, in which event Tenant agrees to pay Landlord the difference between the present value of the rent reserved under this lease on the date of breach, discounted at eight percent per annum, and the fair market value of the lease on the date of breach. In the event Tenant becomes the subject debtor in a case under the Bankruptcy Code, the provisions of this Section "58.01 (B) (iv)' may be limited by the limitations of damage provisions of the Bankruptcy Code.

(v) ASSUMPTION OR ASSIGNMENT BY TRUSTEE. In the event Tenant becomes the subject debtor in a case pending under the Bankruptcy Code, Landlord's right to terminate this lease pursuant to this Section "58.01" shall be subject to the rights of the Trustee in Bankruptcy to assume or assign this lease. The Trustee shall not have the right to assume or assign this lease unless the Trustee (A) promptly cures all defaults under this lease, or (B) promptly compensates Landlord for monetary damages incurred as a result of such default, and (C) provides adequate assurance of future performance.

(vi) ADEQUATE ASSURANCE OF FUTURE PERFORMANCE. Landlord and Tenant hereby agree in advance that adequate assurance of future performance, as used in Section "58.01 (B) (v)" above, shall mean that all of the following minimum criteria must be met: (A) the Trustee must pay to Landlord, at the time the next payment of rent is then due under this lease, in addition to such payment of rent, an amount equal to the next payment of rent due under this lease, or the next three months' rent due under this lease, whichever is greater, said amount to be held by Landlord in escrow until either the Trustee or Tenant defaults in its payment of rent or other obligations under this lease (whereupon Landlord shall have the right to draw such escrowed funds) or until the expiration of this lease (whereupon the funds shall be returned to the Trustee or Tenant); (B) The Tenant or Trustee must agree to pay to the Landlord, at any time the Landlord is authorized to and does draw on the funds escrowed pursuant to Section "58.01 (B) (vi) (A)" above, the amount necessary to restore such escrow account to the original level required by said provision; (C) Tenant must pay its estimated pro-rata share of the cost of all services provided by Landlord (whether directly or through agents or contractors, and whether or not the cost of such services is to be passed through to Tenant) in advance of the performance or provision of such services;
(D) The Trustee must agree that Tenant's business shall be conducted in a first class manner, and that no liquidating sales, auctions, or other non-first class business operations shall be conducted on the premises; (E) The Trustee must agree that the use of the premises as stated in this lease will remain unchanged; (F) The Trustee must agree that the assumption or assignment of this lease will not violate or affect the rights of other tenants in the Building.

(vii) FAILURE TO PROVIDE ADEQUATE ASSURANCE. In the event Tenant is unable to: (A) cure its defaults, (B) reimburse Landlord for its monetary damages,
(C) pay the rent due under this lease, or any other payments required of Tenant under this lease, on time (or within five days of the due date), or (D) meet the criteria and obligations imposed by Section "58.01 (B) (vi)" above, then Tenant agrees in advance that it has not met its burden to provide adequate assurance of future performance, and this lease may be terminated by Landlord in accordance with Section "58.01 (B) (i)" above.

58.02  DEFAULT OF TENANT.

A. EVENTS OF DEFAULT. The following shall be Events of Default under this lease:
(i) Tenant's failure to pay any monthly installment of Basic Annual Rent or Additional Rent, the amount of which has been ascertained, (as required in this lease) within five days after Landlord has served notice upon the Tenant that the said installment of rent is unpaid; however, no notice of non-payment shall be required of Landlord if Tenant has given Landlord a check which has been dishonored by Tenant's bank;

(i) Tenant's failure to make any other payment required under this lease if such failure shall continue beyond the time period specified for the making of such payment, after notice of the amount of such payment from the Landlord. If no time is specifically set forth within which Tenant must make such payments, Tenant shall be required to make such payment within ten days of Landlord's notice to Tenant of the amount of such payment.

(iii) Tenant's violation or failure to perform any of the other terms, conditions, covenants or agreements herein made by Tenant, if such violation or failure continues for a period of five days after Landlord's written notice thereof to Tenant; provided that no such notice shall be required if Tenant has received a similar notice within one hundred eighty days of such violation or failure.

(iv) In the event that any violation or failure to perform a covenant as contemplated in Section "58.02 (A) (iii)", and if such covenant cannot be performed within the said five day period, then and in that event, providing Tenant has promptly commenced to cure such violation and is diligently proceeding with the cure, the time within which Tenant may cure the same shall be extended to such reasonable time as may be necessary to cure the same with all due diligence.

58.03A.  If an event of default as hereinabove specified in Section "58.02 (A)
(i), (ii) or (iii)" shall occur, and shall not be cured within the time period specified in Landlord's notice, or if TENANT shall commence a cure as provided in Section '58.02(A)(iv)' and shall fail to diligently proceed with such cure, then Landlord may give Tenant a five day notice of its intention to end the term of this lease, and thereupon, at the expiration of said five day period, this lease shall expire as fully and completely as if that day were the date herein originally fixed for the expiration of the term, and Tenant shall then quit and surrender the premises to Landlord but Tenant shall continue to remain liable as hereinafter provided.

B. If an event of default shall occur and shall not have been remedied within the time and the manner hereinabove provided, then in any of such event, Landlord, without prejudice to any other right or remedy of Landlord, held hereunder or by operation of law, and notwithstanding any waiver of any breach of a condition or event of default hereunder, may, at its option and without further notice, re-enter the Demised Premises or dispossess Tenant and any legal representative or successor of Tenant or other occupant of the premises by summary proceedings or other appropriate suit, action or proceeding or otherwise, and remove his, her or its effects and hold the Demised Premises as if this lease had not been made; and Tenant hereby expressly waives the service of notice of intention to re-enter or to institute legal proceedings to that end and any right of redemption.

58.04 If Landlord shall exercise its rights under "58.03A" or "58.03B" then notwithstanding such default, re-entry, expiration and/or dispossession by summary proceedings or otherwise, Tenant shall continue liable during the full period which would otherwise have constituted the balance of the term hereof, and shall pay as liquidated damages at the same times as the Basic Rent and Additional Rent and other charges become payable under the terms hereof, a sum equivalent to the Basic Rental and Additional Rental and other charges reserved herein (less only the net proceeds of reletting as hereinafter provided), and Landlord may rent the Demised Premises either in the name of Landlord or otherwise, reserving the right to rent the Demised Premises for a term or terms which may be less than or exceed the period which would otherwise have been the balance of the term of this lease without releasing the original Tenant from any liability, applying any monies collected, first to the expense of resuming or obtaining possession, next to restoring the premises to a rentable condition, and then to the payment of the Basic Annual Rent, Additional Rent and other charges due and to grow due to Landlord hereunder, together with reasonable legal fees of Landlord therefor.

58.05 WAIVER OF TRIAL BY JURY. Landlord and Tenant do hereby mutually agree to waive trial by jury in any action, proceeding or counterclaim brought by either Landlord or Tenant against the other with regard to any matters whatsoever arising out of or in any way connected with this lease, the relationship of Landlord and Tenant, and Tenant's use or occupancy of the Demised Premises, provided such waiver is not prohibited by any laws of the State of New York.

58.06 WAIVER OF COUNTERCLAIM AND SET-OFF AND CONSOLIDATION. Tenant hereby agrees that in any action or summary proceeding brought by Landlord for the recovery of rent or Additional Rent, it will not interpose any counterclaim or set-off nor will Tenant seek to consolidate any such action or proceeding with any other action or proceeding.

59. SEVERABILITY. In the event that any provision of this lease shall be found to be contrary to law, this lease shall not be invalidated thereby but so long as said clause is contrary to law the same shall be stricken from the lease and all of the other terms, covenants and conditions of the lease shall remain in full force and effect.

60. LIMITATION OF LANDLORD'S LIABILITY. In the event that the Landlord shall default under the terms of this lease and the Tenant shall recover a judgment against the Landlord by reason of such default or for any other reason arising out of the tenancy or use of the premises by the Tenant, or the lease of the premises to the Tenant, the Landlord's liability hereunder shall be limited to the Landlord's interest in the land and building comprising the demised premises, and no further, and the Tenant agrees that in any proceeding to collect such judgment, the Tenant's right to recovery shall be limited to the Landlord's interest in the land and building comprising the demised premises.

61. PARKING AREAS, SIDEWALKS, LANDSCAPING AND FENCES. Tenant shall, at Tenant's expense, make all repairs and replacements to sidewalks and curbs adjacent to the demised premises and to the parking area and shall remove all debris, ice and snow therefrom. Tenant shall maintain the landscaping, if any, on the Demised Premises in a first class condition. At any time that Tenant shall fail to so maintain the landscaping, Landlord on two days' prior notice to Tenant, may cause same to be maintained and Tenant shall pay the cost therefor
to Landlord upon Landlord's rendition of a bill therefor.   All of the
foregoing shall be in good order and repair on the Commencement Date of the Lease.

62. HAZARDOUS AND TOXIC MATERIALS. A. TENANT agrees that no part of the Demised Premises will be used for, and TENANT shall not suffer or allow the treatment, generation, manufacture, use, refining, production, storage, disposal, burial, dispersal, release, or placement of hazardous or toxic substances (as hereinafter defined), petroleum products, pollutants, or contaminants, and the TENANT shall not release, suffer or permit the release of any hazardous or toxic substance, petroleum products, pollutants or contaminants onto the Demised Premises or into the subsurface thereof or onto any property whatsoever, including without limitation, surface water and ground waters unless in compliance with all applicable law(s), permit(s), order(s), or other valid governmental approval(s), whether now in effect or hereafter enacted. Furthermore, TENANT shall not cause or permit to occur any violation of any federal, state or local law, ordinance, regulation or order now or hereafter enacted, related to environmental conditions on, under or about the Demised Premises, or arising from TENANT'S use or occupancy of the Demised Premises, including, but not limited to, soil and ground water conditions. TENANT shall, at TENANT'S own expense, comply with all laws regulating the use, generation, storage, transportation or disposal of toxic or hazardous substances. Furthermore, TENANT shall, at TENANT'S own expense, make all submissions to, provide all information required by, and comply with all requirements of all governmental authorities under the law. TENANT shall provide all information regarding the use, generation, storage or disposal of toxic or hazardous substances that is requested by LANDLORD. Promptly after receipt of the same by TENANT, TENANT also agrees to provide LANDLORD with an exact copy of any notice, directive, demand and correspondence received by TENANT in connection with environmental conditions in, at, on or upon the Demised Premises.

For the purposes hereof, the term hazardous or toxic substances shall include, without limitation, flammables, inflammables, combustibles, explosives, radioactive materials, asbestos, PCB's, chemicals known to cause cancer or reproductive toxicity and substances declared to be hazardous or toxic under any law or regulation now or hereafter enacted or promulgated by any governmental authority.

Failure of TENANT to abide by each and every one of the foregoing obligations shall be a default under this Lease which, if not cured within five (5) days of a notice from LANDLORD, unless such obligation cannot be cured within five (5) days but prior to the expiration of such five (5) days, TENANT has commenced the cure and thereafter diligently prosecutes the cure of such obligation to completion within a reasonable period of time, or sooner if an emergency, dangerous or hazardous condition exists in, at, on, upon or about the Demised Premises, shall entitle LANDLORD to pursue all remedies available in law, at equity or under this Lease.

TENANT shall indemnify and save LANDLORD and its successors and assigns and their respective officers, directors, shareholders, partners, agents and employees and the Demised Premises harmless against any and all claims, obligations, liabilities, violations, penalties, fines, suits, governmental orders, causes of action, judgments, damages, whether civil or criminal or both, of any and all kind or nature or which result from or are in any way connected with a breach or default by TENANT of the forgoing agreement and/or which the LANDLORD may be subject in connection with any toxic or hazardous substances resulting from or in connection with the discharge, despoiler, release or escape of smoke, vapors, soot, fumes, acids, alkalis, toxic chemicals, liquids or gases, volatile organics, waste materials or other irritants, contaminants or pollutants or otherwise at the Demised Premises, caused by or resulting from the use and operation of the Demised Premises by the TENANT, its successors and assigns, sublessee, and/or by reason of TENANT'S invitees, licensees, employees, officers, agents, servants, etc. in any case whether or not TENANT has complied with its obligations pursuant to this Section. This indemnification and save harmless agreement shall also cover any and all liens for hazardous waste clean up expenses in favor of the United States, New York State or any political subdivision thereof, including the County of Nassau, Town of Hempstead, and any governmental department of the foregoing. All payments due from TENANT hereunder shall be due as additional rent within ten (10) days of the date of statement therefor from LANDLORD

This indemnification shall include, but not be limited to, legal fees and other charges to which LANDLORD may be put, including clean up costs, in defending against any proceeding in connection with the foregoing.

B.    1.    It is understood that TENANT's use entails the use of certain chemicals, some of which may be toxic or hazardous. LANDLORD agrees that TENANT may bring said chemicals into the demised premises. TENANT agrees that it will comply with all laws applicable to said chemicals and will keep the same in governmentally approved containers and will remove all of such chemicals at the expiration or sooner termination of this Lease at TENANT's cost and expense.

2. The indemnity contained in Section 62A shall not apply to any materials which are not on, in or under the demised premises at the commencement of this Lease.

63. GUARANTY. In consideration of the granting of this lease to the Tenant named herein and in further consideration of the sum of One Dollar paid in hand by the Landlord the receipt and sufficiency of which is hereby acknowledged, Guarantor hereinafter named does hereby guarantee to the Landlord that in the event the Tenant hereunder shall default under any of the terms, covenants and conditions of this Lease, beyond its time to cure, then all of the obligations of the Tenant, including but not limited to, payment of rent and/or Additional Rent, shall be performed (including all covenants contained in this lease to return the premises "broom clean", in good order and condition, ordinary wear and tear and damage by elements excepted) by Guarantor.

The guarantees provided hereunder shall be deemed guarantees of payment and performance as well but not merely of collection and Landlord may proceed against the Guarantor without first having obtained any judgment or bringing any proceeding against the Tenant.

For the purposes of this guarantee, ACETO CORP., with offices at 1 Hollow Lane, Lake Success, New York, as Guarantor, has personally executed this Lease.

This guaranty shall in no way relieve the Tenant of any of the obligations as Tenant under this lease and Tenant in the event of a default, not cured within the time periods set forth herein, or a return of the premises, as provided for in Article 22 hereof, shall remain liable for all damages as provided for herein and any security deposited by Tenant pursuant to this lease shall immediately become the property of the Landlord.

In any suit, action or proceeding brought by Landlord against Guarantor to enforce any of the provisions of this Guaranty, and provided that Landlord is successful in such suit, action or proceeding, or if the suit, action or proceeding is settled by Guarantor paying a sum of money to Landlord, or by Guarantor performing the act for which said suit, action or proceeding was commenced, Guarantor shall, in any of the foregoing events pay to Landlord, Landlord's reasonable attorneys' fees in connection therewith.

64. HOLD OVER. In the event Tenant or anyone holding through Tenant shall remain in the premises after the expiration or termination date of this Lease, no tenant by month-to-month shall be deemed to have occurred and Tenant shall pay to Landlord for use and occupancy of the demised premises an amount equal to two times the last monthly rent (pro rated) for each and every day until the premises are returned to the Landlord in the condition provided for in the Lease.

65.   TAXES.      Tenant shall pay to the Landlord within ten days after
Landlord renders a bill therefor one hundred (100%) percent (Tenant's "Proportionate Share") of all real estate taxes levied against the land and/or building constituting the demised premises and all other governmental charges and assessments, general as well as special, which may be levied against the said land and/or building. In the event that at any time during the term of this lease, under the laws of the United States, the State of New York, or any political subdivision thereof, in which the demised premises are situated, a tax or excise on rents or other tax however described is levied or assessed against the Landlord or the property comprising the demised premises as a substitute in whole or in part for real estate taxes or in addition to the real estate taxes, the same shall be deemed to be real estate taxes as herein provided.

Notwithstanding the foregoing, at Landlord's option, Tenant shall deposit with Landlord a tax escrow amount within fifteen days of Landlord's demand therefor and thereafter one-twelfth of Tenant's Proportionate Share of the annual taxes shall be paid together with the rent on a monthly basis, in advance, in such amounts so that Landlord shall have sufficient amounts collected to pay any tax coming due at least thirty days prior to the first day to pay Tenant's Proportionate Share of such taxes and if said amounts are insufficient to pay Tenant's Proportionate Share of the taxes coming due, Tenant shall be billed by the Landlord for the difference.

Landlord may, at its option, contest the validity or amount of the assessed valuation for real estate taxes levied upon the demised premises, for any or all of the years during the term of this lease. In the event the Landlord is successful in reducing the taxes and obtaining a tax saving and/or tax refund, the net benefits, after payment of all counsel fees and disbursements, shall be apportioned between the Landlord and the Tenant based upon the portion of the taxes paid by each of them.

In the event that the recovery is represented by reduction in assessment for a future year, resulting in a tax savings, Tenant agrees to pay Tenant's Proportionate Share of the counsel fees and disbursements attributable to such tax saving for the year for which such assessment reduction was granted.

66. LANDLORD'S WORK. LANDLORD shall, within two (2) weeks after notification from TENANT as to which of the following items are to be completed, shall do the following:
A.    Remove the partitioning and tile floor and deliver such area broom clean.
B.    Remove all debris from the parking lot.
C.    Straighten perimeter fences.
D.    At TENANT's direction, remove air conditioning unit and duct work.

LANDLORD will, as soon as practicable, repair sidewalks and curb abutting the demised premises. If weather prevents LANDLORD from doing same, LANDLORD will complete same as soon as reasonably practicable when weather permits.

67. ASSIGNMENT AND SUBLETTING. Notwithstanding anything to the contrary contained herein, TENANT may sublet or license all or portions of the demised premises to subsidiaries of Aceto Corp. provided said portions of the demised premises are used for the purposes set forth in Article 2 hereof. Prior to any subtenant or licensee taking possession of any portion of the demised premises, a copy of the sublease or license agreement specifying the name and address of such sublessee or licensee shall be delivered to LANDLORD. In the event of any discrepancy between the provisions of this Lease and the provisions of such sublease or license agreement, the provisions of this Lease shall be controlling as between LANDLORD and TENANT.

                                          SEABOARD ESTATES, INC.

                                          By: Laurence Gordon, President

                                          CDC PRODUCTS CORP.

                                          BY:
FOR PURPOSES OF PARAGRAPH 63
ACETO CORP.

BY:___________________________

Exhibit 10(viii)

THIS ASSET PURCHASE AGREEMENT (this "Agreement") made as of the 7th day of July, 1999, by and among: ACETO CORPORATION, a New York corporation, with offices at One Hollow Lane, Lake Success, New York 11042 ("BUYER" or "ACETO"); MAGNUM RESEARCH CORP., a New York corporation, with offices at 10-5 Drew Court, Ronkonkoma, New York 11779 ("SELLER" or "MAGNUM"); ROY GROSS, residing at 10 Wandering Way, Smithtown, New York 11787 ("GROSS"); and CDC PRODUCTS CORP., a New York corporation, with offices at 74-16 Grand Avenue, Elmhurst, New York 11373 ("CDC").

WITNESSETH:

A. THE SELLER is engaged in the business of supplying maintenance and sanitation chemicals and products for business and industrial users (sometimes known as the sanitary supply industry) at its place of business at 10-5 Drew Court, Ronkonkoma, New York (the "BUSINESS");

B.    GROSS is the President and sole shareholder of the SELLER;

C. CDC is engaged in a business similar to the BUSINESS, of the SELLER, and is a wholly owned subsidiary of ACETO;

D. The BUYER desires to purchase and acquire, and the SELLER desires to sell, certain of the assets used in or relating to the BUSINESS on the terms and conditions set for forth herein;

E. It is the intention of the parties that GROSS will be employed by CDC as Vice President-Market Development, pursuant to an agreement to be executed contemporaneously with the Closing of the transaction contemplated hereby.

NOW THEREFORE, it is mutually agreed as follows:

ARTICLE 1

      1.1 PURCHASE AND SALE OF ASSETS. Upon the terms and subject to conditions set forth in this Agreement, the SELLER agrees to sell assign, transfer and deliver to the BUYER and the BUYER agrees to purchase and acquire from the SELLER, at the Closing, for the consideration set forth herein, all of the right, title and interest of the SELLER in and to all of the following assets of the SELLER, both tangible and intangible (hereinafter referred to as the "Acquired Assets"):

All inventory, including: raw materials; work in process; finished goods; and related packaging and supplies of the SELLER used or consumed in the BUSINESS. The inventory of the SELLER to be transferred to the BUYER is, and will at closing be, good and usable in the ordinary course of business;

All customer lists and supplier lists, and copies of all books, records, files and other data used in connection with the BUSINESS, product specifications, marketing programs and all of the goodwill associated with the Acquired Assets and the BUSINESS as a going concern;

All sales and promotional literature and other selling materials, mailing lists catalogues, stationery and supplies used in connection with the BUSINESS;

All of the SELLER's machinery, equipment, furniture, fixtures and other items of tangible personal property located at the SELLER's place of business;

Rights to the name "Magnum Research Corp.", and any variations thereof, and the goodwill associated therewith;

All research, development and proprietary rights pertaining to the BUSINESS;

All trade secrets, secret processes, inventions and technology, formulae, confidential and proprietary information relating to the BUSINESS, know-how and show-how, together with any patents or patent applications that may exist; and

All other assets and properties of the SELLER not included in Retained Assets set forth in Section 1.2 which follows.

(i)  All employment and independent contractors agreements.

1.2 RETAINED ASSETS. Not included in the Acquired Assets, are any right or interest of the SELLER in or to:

All or any of the accounts receivable of the SELLER;

All or any of the cash of the SELLER, whether cash on hand or in any bank; and

Any of SELLER's real property.

As of date of Closing BUYER assigns to SELLER any rights to bring actions to collect accounts receivable.

1.3 EXCLUDED LIABILITIES. The BUYER shall not assume, and shall not be responsible for the payment, performances or discharge of any debts, liabilities or obligations of the SELLER of any kind or nature whatsoever. Without limiting the generality of the foregoing, BUYER shall not assume and shall not be responsible for the payment, performance or discharge of the following:

Accounts payable of the SELLER;

Liabilities or obligations of the SELLER or GROSS for any federal, state, or local taxes;

Obligations or liabilities to any officer, director or employee or former officer, director or employee of the SELLER;

Obligations or liabilities to any shareholders of the SELLER as such;

Liabilities for breaches of warranties given by the SELLER prior to the Closing, or imposed by law upon the SELLER;

Liabilities for product liability arising from the sale of any products by SELLER prior to the Closing Date

Liabilities or obligations arising from illegal, fraudulent or negligent acts of the SELLER or its agents, servants or employees;

Liabilities or obligations resulting from or in connection with any action, suit or proceeding or other matter arising out of the operations of the SELLER or the acts or omissions of its officers, directors, employees or agents prior to the Closing; and

Any liability as a result of the transaction which is the subject of this Agreement under applicable bulk transfer laws of any state.

1.4   PURCHASE PRICE FOR ACQUIRED ASSETS.

Payment to SELLER at Closing. At the Closing BUYER shall pay to SELLER SIX HUNDRED FIFTY THOUSAND ($650,000) DOLLARS for the Acquired Assets.

Additional Payment to SELLER. BUYER shall pay to SELLER an additional FIVE HUNDRED THOUSAND ($500,000) DOLLARS for the Acquired Assets, which shall be payable in three (3) consecutive installments each in the amount of ONE HUNDRED SIXTY SIX THOUSAND SIX HUNDRED SIXTY SIX AND 67/100 ($166,666.67) DOLLARS at the end of twelve (12), twenty four (24) and thirty six (36) months after the Closing, which payments are subject to downward adjustment in the event that MAGNUM's net sales (as hereinafter defined), in any of such twelve (12) month periods is less than ONE MILLION ONE HUNDRED FIFTY THOUSAND ($1,150,000) DOLLARS. In which event the payment due for such twelve (12) month period shall be reduced by twenty five (25%) percent of the difference between ONE MILLION ONE HUNDRED FIFTY THOUSAND ($1,150,000) DOLLARS and the actual net sales for that period. In no event shall the payment to SELLER for any such twelve (12) month period be reduced by no more than FIFTY THOUSAND ($50,000) DOLLARS. ("MAGNUM's net sales" shall mean the net sales in the ordinary course of business of MAGNUM's line of products existent at or prior to the Closing).

Determination of MAGNUM Net Sales. MAGNUM net sales shall be determined by ACETO's accounting department, using generally accepted accounting principles applied in a consistent basis with prior periods predicated upon the business practices, markets and products sold by MAGNUM prior to the Closing (the selling prices for such products being usual and normal for the markets in which they were sold).

ARTICLE 2

      2.1   CLOSING.   The "Closing" means the time at which the SELLER conveys
the Acquired Assets to the BUYER, in return for the BUYER's payment to the SELLER of the Amount Due at Closing. The Closing shall take place after all conditions of Closing pursuant to this Agreement have been met on or about September 15, 1999, at 11:00 A.M., at BUYER's office One Hollow Lane, Suite 201, Lake Success, New York, or at such date, time or location as to which the parties may mutually agree (the "Closing Date").

Transfer of Assets. On the Closing Date the SELLER will assign, transfer and deliver to BUYER the Acquired Assets free and clear of all liens, charges, encumbrances and restrictions.

Payment to SELLER. On the Closing Date BUYER shall pay to SELLER the SIX HUNDRED FIFTY THOUSAND ($650,000) DOLLAR payment for the Acquired Assets pursuant to Section 1.4 (a) hereof

Change of Name. If it has not done so prior to the Closing, SELLER shall simultaneously with the Closing change its corporate name to a name different from "MAGNUM RESEARCH CORP."; such change of name shall be accomplished by SELLER preparing and executing a Certificate of Amendment of its Certificate of Incorporation changing its corporate name to a name bearing no resemblance to its current corporate name and delivering such Certificate to the BUYER together with a check payable to the New York Secretary of State in the amount of the required filing fee, including expedited service. It is contemplated that BUYER (or if BUYER so desires, CDC) will at the same time file a Certificate of Incorporation of MAGNUM RESEARCH CORP. in the Office of New York Secretary of State.

ARTICLE 3

      3.1 SELLER's REPRESENTATIONS AND WARRANTIES. SELLER represents and warrants to the BUYER the following:

Organization. The SELLER is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, and has all requisite power and authority to execute, deliver and perform its obligations under this Agreement, and all other documents or agreements being delivered at or prior to the Closing in connection with the transactions contemplated hereby;

Authorization of Agreement. The SELLER has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly and validly authorized, executed and delivered by SELLER and constitutes the valid and binding obligations of SELLER enforceable against SELLER in accordance with its terms;

Effect of Agreement. The execution, delivery and performance of this Agreement by the SELLER and consummation by the SELLER of the transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, violate or conflict with, or result in a breach of, or a default under, any indenture, mortgage, deed of trust, credit agreement, note or other evidence of indebtedness or other material agreement of SELLER or its Certificate of Incorporation or by-laws, or any law, rule, or regulation or any judgment, decree, order, governmental permit or license or contract to which the SELLER is a party or by which the SELLER or the Acquired Assets are bound or materially affected;

No Consents. No consent, authorization or approval of, or waiver or exemption by, or filing with, any governmental, public or self-regulatory body or authority or any other third party is required in connection with the execution, delivery and performances by the SELLER of this Agreement or the consummation of the transactions contemplated hereby;

Acquired Assets. All the Acquired Assets are owned by the SELLER, and will be transferred at the Closing to the BUYER, free and clear of all liabilities, liens, charges and encumbrances;

Pending Litigation. There are no actions, suits or proceedings pending, or to the knowledge of the SELLER, threatened against the SELLER in any court or before any governmental body or authority, and SELLER is not subject to, or in default with respect to, any order, writ, injunction or decree of any court or governmental body or authority;

Compliance With the Law. SELLER is not in violation of any applicable federal, state or local law or regulation or order or any other requirement of any governmental, regulatory or administrative agency or authority or other tribunal (including, but not limited to, any law, regulation order or requirement relating to properties, business, products, manufacturing processes, occupational safety, health and welfare conditions, product safety or environmental matters); and

Product Liability. The SELLER has no liability (and there is no basis for any present or future charge, complaint, action, suit, proceeding, hearing, investigation, claim or demand against the SELLER giving rise to any liability) arising out of any injury to persons or property as a result of the ownership, possession or use of any product sold or delivered by the SELLER.

3.2 BUYER's REPRESENTATIONS AND WARRANTIES. BUYER represents and warrants to the SELLER the following:

Organization. The BUYER is a corporation duly organized, validly existing and in good standing under the laws of the State of New York, and has all requisite power and authority to execute, deliver and perform its obligations under this Agreement, and all other documents or agreements being delivered at or prior to the Closing in connection with the transactions contemplated hereby;

Authorization of Agreement. The BUYER has taken all necessary corporate action to authorize the execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby. This Agreement has been duly and validly authorized, executed and delivered by BUYER and constitutes the valid and binding obligations of BUYER enforceable against BUYER in accordance with its terms;

Effect of Agreement. The execution, delivery and performance of this Agreement by BUYER and the consummation by BUYER of the transactions contemplated hereby will not, with or without the giving of notice or the lapse of time, or both, violate or conflict with, or result in a breach of, or a default under, any indenture, mortgage, deed of trust, credit agreement, note or other evidence indebtedness or other material agreement of BUYER or its Certificate of Incorporation or by-laws, or any law, rule, or regulation or any judgment, decree, order, governmental permit or license or contract to which BUYER is a party or by which BUYER is bound or affected, or result in the creation of any mortgage, lien, charge or encumbrance upon any of the assets of BUYER;

No Consents. No consent, authorization or approval of, or waiver or exemption by, or filing with, any governmental, public or self regulatory body or authority or any other third party is required in connection with the execution, delivery and performance by BUYER of this Agreement, or the consummation by BUYER of the transactions contemplated hereby;

Pending Litigation. There are no actions, suits or proceedings pending, or to the knowledge of BUYER, threatened against BUYER in any court or before any governmental body or authority which would impair BUYER's performance of its obligations under this Agreement, and BUYER is not subject to, or in default with respect to, any order, writ, injunction or decree of any court or governmental body or authority.


ARTICLE 4

SELLER shall deliver to BUYER:

Copies of SELLER's financial statements for the periods indicated consisting of:

            (i) SELLER's current balance sheet as of June 30, 1999, and balance sheets for the fiscal years ended December 31, 1998, 1997 and 1996, which, in accordance with generally accepted accounting principles consistently applied, fairly present as of the dates indicated the financial condition, assets and liabilities of the SELLER;

      (ii) SELLER's current profit and loss statement for the 6 months ending June 30, 1999, and for the fiscal years ended December 31, 1998, 1997, and 1996, all of which, in accordance with generally accepted accounting principles consistently applied, fairly present the results of operations of the SELLER for the respective periods indicated; and

      (iii) A breakdown of items of expenses and detailed listings of expenses of the SELLER, all of which accurately reflect the financial condition and the costs of doing business of the SELLER.

(b) Details and descriptions (whether written or oral) of employment, sales or production agreements with all of the present employees or outside contractors of the SELLER, including a description of the work responsibilities of such persons or entities;

(c) A list of the following items (whether written or oral) relating to the SELLER which list identifies and fairly summarizes each item:

            (i) Agreements of the SELLER relating to the supply of raw materials for, and the distribution of the products of, the BUSINESS; and

            (ii) All other contracts of the SELLER material to the BUSINESS, assets, liabilities, financial condition, results of operations or prospects of the BUSINESS taken as a whole.

 (d) A summarization of the salient facts concerning the condominium space from which the BUSINESS is operated.

ARTICLE 5

      5.1 SELLER's Indemnity. SELLER shall indemnify, defend and hold BUYER harmless from and against all claims, damages, losses, liabilities, costs and expenses (including reasonable legal fees) asserted against or incurred by BUYER arising out of: (a) any breach of any of the representations, warranties or covenants of SELLER contained in this Agreement; (b) any claims resulting from the noncompliance by SELLER with the so-called "Bulk Sales" laws; and (c) any product liability claims or suits arising from the sale of any products by SELLER prior to the Closing Date.

      5.2 BUYER's Indemnity. BUYER shall indemnify, defend and hold harmless SELLER from and against all claims, damages, losses, liabilities, costs and expenses (including reasonable legal fees) asserted against or incurred by SELLER arising out of: (a) any breach of any of the representations, warranties or covenants of BUYER contained in this Agreement; and (b) any product liability claims or suits arising from the sale of any products by BUYER after the Closing Date.

Procedures for Indemnification.

Third Party Claims. Promptly after the receipt by the party or parties entitled to indemnification under this Article 5 (the "Indemnified Party") of written notice of the assertion or commencement of any action, proceeding or claim for which indemnity may be sought hereunder (a "Third Party Claim"), the Indemnified Party shall give written notice to the party from whom indemnification is sought pursuant hereto (the "Indemnifying Party"). If any such Third Party Claim shall be brought against the Indemnified Party, the Indemnifying Party shall assume, with counsel reasonably acceptable to Indemnified Party, the defense, appeal or settlement of such Third Party Claim and the Indemnified Party will fully cooperate with the Indemnifying Party in connection therewith. The Indemnified Party shall have the right to employ separate counsel at its own expense and to participate in such defense, appeal or settlement. The Indemnifying Party shall have complete control in the defense of such Third Party Claim including the effecting of any settlement therein. The Indemnifying Party shall not be liable for any settlement of any Third Party Claim effected without its consent. Upon satisfaction of the Indemnifying Party's obligations with respect to a Third Party Claim under this
Section 5.3, the Indemnifying Party shall become subrogated to all the rights of the Indemnified Party with respect to such Third Party Claim.

Other Claims. Any claim that is not a Third Party Claim shall be asserted by written notice from the Indemnified Party to the Indemnifying Party. The Indemnifying Party shall have thirty (30) days within which it may respond to such notice or contest the validity of such claim. If such claim is not contested, the Indemnifying Party shall promptly pay or otherwise satisfy such claim.

ARTICLE 6

      6.1 Employment Agreement with GROSS. It is the intention of the parties that at the Closing CDC and GROSS shall enter into an Employment Agreement, to be negotiated prior to the Closing to the mutual satisfaction of the parties. Said Employment Agreement, in addition to the other terms to be negotiated, shall provide:

Term.  The term of the Employment Agreement shall be five (5) years;

Position.  GROSS shall serve as Vice President-Market Development;

Compensation:

      (i) Salary. Gross shall receive ONE HUNDRED FIFTY THOUSAND ($150,000) DOLLARS per year as salary and defined selling expenses (which selling expenses shall be defined in the Employment Agreement to be negotiated, it being understood that such defined expenses shall include reimbursement of expenses, upon presentation of receipts or vouchers therefor, estimated to be TWENTY FIVE THOUSAND ($25,000) DOLLARS plus reasonable telephone expenses incurred by GROSS, but that CDC will be responsible for some part of reasonable selling expenses). The salary and defined selling expenses to which GROSS shall be entitled hereunder are based on GROSS achieving personal sales levels of THREE HUNDRED SIXTY THOUSAND ($360,000) DOLLARS per year (the "Target Sales Levels"). If such Target Sales Levels are not achieved the salary and defined selling expenses to which GROSS shall be entitled hereunder shall be reduced by twenty five (25%) percent of the difference between the Target Sales Levels and the reduced sales achieved;

      (ii) Health Insurance. GROSS shall be entitled to health insurance benefits for himself, his wife and daughter (which, shall be comparable to the health insurance benefits supplied by ACETO to CDC's employees);

      (iii) Additional Compensation. For a period of three (3) years from the Closing Date. CDC shall pay to Gross an amount equal to five (5%) percent of all MAGNUM products sold to MAGNUM's customers in excess of ONE MILLION ONE HUNDRED FIFTY THOUSAND ($1,150,000) DOLLARS per year;

      (iv) Royalty Payment. During the five (5) year period of GROSS's employment, CDC will pay to GROSS a five (5%) percent royalty on sales of any existing, or new, CDC products sold under MAGNUM's label to customers who were customers of MAGNUM at or prior to the Closing Date.

      6.2 Termination for Cause. CDC and/or ACETO may terminate the employment of GROSS for cause if:

GROSS willfully fails to perform or comply with a material term, agreement, representation, warranty or covenant contained in the Asset Purchase Agreement or the employment Agreement; or

GROSS commits fraud, dishonesty, willful misconduct or neglect on the performance of his duties; or

GROSS commits an act of larceny, embezzlement, conversion or any act involving the misappropriation of the funds of CDC or MAGNUM or any of their customers in the course of his employment; or

GROSS is convicted of a felony.

      6.3 Death or Disability of GROSS. If the employment of GROSS under the Employment Agreement shall terminate because of his death or if he is continuously disabled for a period of six (6) consecutive months so that he is unable to perform his duties under the Employment Agreement, and CDC thereafter, by notice, terminates the Employment Agreement ("Notice of Termination"), the Employment Agreement shall forthwith terminate, except that GROSS or his personal representative as the case may be, shall be entitled to receive all compensation accrued in favor of GROSS pursuant to 6.1 (c) (i) of the Employment Agreement, but unpaid as of the date of the Notice of Termination or of death as the case may be, and under the provisions for Additional Compensation or Royalty Payments under 6.1 (c) (iii) and (iv) for the entire period in which he became disabled or died ( as if GROSS remained employed)

      6.4 Non-Compete. During the period that GROSS is employed by CDC and for a period of three (3) years after the termination of his employment, GROSS agrees that he shall not, directly or indirectly, whether as principal or agent, officer, director, employee, consultant or otherwise, compete with CDC, MAGNUM or ACETO in any aspect of the sanitary supply industry, except with the express written consent of ACETO. GROSS further agrees that during such period he will not directly or indirectly reveal the name of, solicit or interfere with, or endeavor to entice away from CDC, MAGNUM or ACETO any of their suppliers, customers, or employees. Since a breach of the provisions of this
Section 6.4 could not be adequately compensated by money damages, CDC, ACETO or MAGNUM shall be entitled in addition to any other right or remedy available to them, to an injunction restraining such breach or threatened breach, and in either case no bond or other security shall be required in connection therewith. GROSS agrees that the provisions of this Section 6.4 are necessary and reasonable to protect the BUYER in the conduct of business.

ARTICLE 7

ADDITONAL COVENANTS

7.1   Covenants of SELLER.  SELLER covenants and agrees:
Access and Information. The SELLER shall give full access to the BUYER and its accountants, and other representatives during normal business hours between the date hereof and the Closing Date (and during the Due Diligence Period, provided for in Article 8 hereof), to all of the properties, books, financial statements, contracts, commitments and records of the SELLER relating to the Acquired Assets, shall permit the BUYER to make extracts and copies therefrom, and shall furnish to the BUYER all such information concerning the SELLER's affairs as the BUYER may reasonably request, provided, however, that no such inspection or examination shall in any way affect, diminish or terminate any of the representations and warranties of the SELLER hereunder

Use of SELLER's Premises. It is BUYER's present intention to obtain premises in which the operations of MAGNUM, CDC and certain of the operations of ACETO will be conducted. SELLER agrees that MAGNUM will continue to operate at its current premises under a month to month lease for approximately six (6) months after the Closing, at which point, such operations will be merged into the premises from which the CDC operations will be conducted.

Preservation of Organization. The SELLER and GROSS agree to use their best efforts to preserve the SELLER's business organization intact; to keep available to the BUYER (without making any commitment on its behalf) the services of such of the SELLER's present employees, as the BUYER designates, and the services of SELLER's material and service providers; and to preserve for the BUYER the goodwill of the SELLER's suppliers, customers and others having business relations with it.

Covenants of BUYER, ACETO covenants and agrees:

Guaranty of Performance. Aceto shall guaranty the performance and obligations of all parties under any agreements with GROSS, hereunder.
Sales Tax. Buyer shall be responsible for the payment of such sales or use taxes attributable to the purchase of SELLER's machinery, equipment, furnitures, fixtures and other items of tangible personal property sold to BUYER pursuant to Section 1.1(d) hereunder.


ARTICLE 8

      8.1 Due Diligence Period. Within a period of thirty (30) days after the receipt by BUYER of SELLER's current balance sheet and current profit and loss statement provided for in Section 4.1 (a) (i) and (ii) hereof, or 45 days from the date of this Agreement, whichever is later (the "Due Diligence Period"), BUYER shall have the opportunity to examine, review and evaluate: the financials; SELLER's customers and the market situation for the SELLER's products; SELLER's equipment and inventory; the feasibility of entering into agreements with any of the SELLER's present employees, material and service providers; SELLER's environmental liabilities; and such other matters or conditions involving the BUSINESS or its operations which BUYER, in its sole discretion, deems pertinent. The parties have negotiated an employment agreement between CDC and Gross and the month to month lease for Magnum's current premises.

ARTICLE 9

      9.1   Termination.   This Agreement may be terminated at any time prior
to Closing:

By mutual written consent of BUYER and SELLER;

By BUYER, if there is material breach of any of the SELLER's representations and warranties set forth in Article 3 of this Agreement or any covenant or agreement to be complied with or performed by SELLER pursuant to Article 4 of this Agreement or any additional covenants of SELLER to be satisfied or complied with pursuant to Article 7 of this Agreement (and such condition is not waived in writing by the BUYER) on or prior to the Closing Date;

By BUYER, if during the Due Diligence Period, BUYER, in its sole discretion, determines that the business or affairs of the SELLER or the markets for its products, or the business outlook for the SELLER or its products, are not up to BUYER's expectations;

      9.2 Effect of Termination. In the event of termination, no party shall have any liability or further obligation to any other party, except for any willful breach of this Agreement occurring prior to the proper termination of this Agreement

ARTICLE 10

      10.1  Additional and Miscellaneous Provisions Which are Part of this
Agreement:

Survival of Representations, Warranties and Covenants. The representations, warranties and covenants contained in this Agreement shall survive the execution and delivery of this Agreement and shall survive the Closing Date

Brokers' Fees. Each of the parties represent and warrant to each other that there are no claims for brokerage commissions or finders' fees in connection with the transactions contemplated by this Agreement resulting from any action taken by any of the parties.

Section Headings. The headings contained in this Agreement are for reference purposes only and shall not be given any effect on the construction or interpretation of this Agreement
Governing Law. This Agreement shall be governed by, and construed in accordance with, the laws of the State of New York

Arbitration. Any controversy or claim arising out of or relating to this Agreement or the breach thereof, or the relationship of the parties to each other, shall be settled by arbitration administered by the American Arbitration Association ("AAA") under its Commercial Arbitration Rules, and judgment on the reward rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Each party shall bear its own costs of arbitration including legal fees. The fees and disbursements of the AAA shall be shared equally by the parties to the arbitration.

Expenses. Each party shall pay the fees and expenses of its own advisors including accountants and attorneys, in preparing and negotiating this Agreement.

Assignment. This Agreement shall not be assignable by SELLER or BUYER, except that (i) BUYER may assign any and all rights under this Agreement to any of its direct or indirect wholly-owned subsidiaries; provided, however, that such assignment shall not relieve BUYER from any of its obligations hereunder and BUYER shall remain liable under, and bound by, the terms of this Agreement and
(ii) SELLER may assign its rights to receive payments due SELLER hereunder to GROSS. GROSS may not assign to anyone his duties under the Employment Agreement, nor any of his rights thereunder.

Entire Agreement; Amendment and Waiver. This Agreement constitutes the entire understanding of the parties with respect to the transactions set forth herein, and supersedes all prior understandings and agreements (whether written or oral) of the parties with respect thereto. This Agreement may be amended or terminated, and the observance of any term of this Agreement may be waived, only by a written agreement signed by the parties hereto.

No Rule of Construction. All parties hereto and their respective counsel have read, negotiated and participated in the drafting of the language and terms used in this Agreement. Accordingly, no rule of construction shall apply to this Agreement which construes any language, whether ambiguous, unclear or otherwise, in favor of, or against any party by reason of that party's role in drafting this Agreement

Notices. All notices or other communication under this Agreement shall be in writing, and shall be deemed given on the date delivered, if by hand delivery, or on the date sent, if by certified or registered mail, postage prepaid , or by telefax, to SELLER or BUYER at the following addresses, or to such other addresses as may thereafter be designated by a party in writing:

            (i)   to BUYER:   Aceto Corporation
                              One Hollow Lane
                              Lake Success, New York 11042
                              Attention: Leonard Schwartz, Chairman
                              Telefax No.: (516) 627-6093

            (ii)  to SELLER:  Magnum Research Corp.
                              10-5 Drew Court
                              Ronkonkoma, New York 11779
                              Attention: Roy Gross, President
                              Telefax No.: (516) 737-0217

Counterparts. This Agreement may be executed in one or more counterparts with the same effect as if the parties executing the counterparts had each executed one instrument as of the day and year first above written.

Benefits of this Agreement. This Agreement shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns. Nothing in this Agreement is intended to confer upon any person, other than the parties hereto and their successors and permitted assigns, any rights or remedied under or by reason of this Agreement.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed as of the date above written.

CDC PRODUCTS CORP.                  ACETO CORPORATION

by    s/Leonard Schwartz            by    s/Leonard Schwartz
   Leonard Schwartz, President         Leonard Schwartz, Chairman

      s/Roy Gross                   MAGNUM RESEARCH CORP.
      Roy Gross
                                    by s/Roy Gross
                                          Roy Gross, President and sole
                                          Shareholder

Exhibit 10 (ix)

AGREEMENT

This is an AGREEMENT made on the 18th day of January, 2000, by and between SCHWEIZERHALL, INC. of 10 Corporate Place South, Piscataway, New Jersey 08854, hereinafter referred to as "Seller") and Aceto Corporation of One Hollow Lane, Lake Success, New York 11042 ("Buyer").

WHEREAS, Seller and Buyer are parties to an Asset Purchase Agreement dated November 8, 1999. The closing thereunder is taking place today.

WHEREAS, Seller (or its predecessor, Chemical Dynamics) may be or is a party to a number of agreements (the "Agreements"), with those former employees of Seller listed on Schedule 1 hereto (the "Employees") under which certain conduct by the Employees is restricted in order to protect the legitimate interests of Seller associated with its business (the "Business") of distribution of Nutritionals, Aroma/Flavor Chemicals and Food and Beverage Chemicals in the United States, and

WHEREAS, Seller and Buyer agree that the rights and privileges of Seller, if any, under the Agreements, if any, with the Employees should be transferred to Buyer to afford Buyer the same rights and privileges Seller would have enjoyed in the event Seller had continued to be the owner of Seller's Business which is being sold to Buyer under Asset Purchase Agreement; and that Seller will retain concurrent and equal rights with Buyer under the Agreements concerning the Employees.

Now, Therefore, based upon their mutual promises and other good and valuable consideration, Seller and Buyer agree as follows:

1. Assignment and Transfer of Rights and Privileges. Subject to Paragraph 3 below Seller hereby assigns and transfers to Buyer all rights and privileges, if any, it now has or may in the future have under the Agreements, if any, with the Employees under which conduct is restricted in order to protect the Business of Seller. By way of example only and without limitation, the rights and privileges transferred to Buyer hereunder shall include any and all protections, if any, Seller now enjoys or may in the future enjoy under the Agreements with the Employees regarding Seller's Business;

(a) Prohibiting or limiting disclosure of confidential information relating to Seller.

(b) Prohibiting or limiting competition against Seller.

(c) Prohibiting or limiting solicitation of Seller's business.

(d)  Prohibiting or limiting solicitation of Seller's employees.

(e) Prohibiting or limiting disparagement of the Seller and its goods and services.

2. No Warranties or Representations. Seller does not warrant or represent that it has Agreements with any or all of the Employees concerning any of the rights referred to in Paragraph 1 above. Seller warrants to Buyer that the Agreements with Harry Demetrios on which Seller would rely to enforce its rights against Harry Demetrios concerning the rights and privileges referred to in paragraph 1 above are those Agreements referred to in, and attached to, a November 19, 1999 letter by Sanders M. Chattman to Mr. Harry Demetrios at 30 Surrey Drive, Old Bridge, New Jersey. Seller is transferring to Buyer only it's rights, if any, under the Agreements, if any, with the Employees concerning the Business.

3. Equal and concurrent Rights. Buyer acknowledges and agrees that notwithstanding the terms of Paragraph 1 above, Seller is retaining, and has retained, rights equal to and concurrent with Buyer under the Agreements with the Employees and that Seller may or may not enforce those rights in its sole discretion.

4. Enforcement Cooperation. Seller and Buyer shall cooperate with and assist the other in the event either of them determines that it is necessary to enforce any of the rights and privileges transferred to Buyer hereunder or retained by Seller, in either event at no cost or expense to the party whose cooperation is being requested.

5. Buyer's Consideration. In consideration of the Seller's undertakings contained herein, Buyer shall pay Seller the sum of one thousand dollars ($1,000).

6. Successors. This Agreement shall be binding upon, inure to the benefit of and be enforceable by Seller, Buyer and their respective successors and assigns.

7. Headings. Headings are included herein solely for convenience of reference and shall not affect the meaning or interpretation of any provision of this Agreement.

IN WITNESS WHEREOF, Seller and Buyer have caused Agreement to be duly executed.

SCHWEIZERHALL, INC.


By: _____________________    Date: January 18, 2000
Kevin Carraher, Exec. V.P.


Aceto Corporation



By: _______________________  Date: January 18, 2000
Leonard S. Schwartz, CEO

Exhibit 21


SUBSIDIARIES OF ACETO CORPORATION

                              State of other                  Name Under
                             jurisdiction of              which subsidiary
  Subsidiary            corporation or organization         does business

ACCI REALTY CORP.               New York                  Acci Realty Corp.
ACETO AGRICULTURAL CHEMICALS                              Aceto Agricultural
CORPORATION                     New York                  Chemicals Corporation
ACETO INDUSTRIAL CHEMICAL CORP.                        Aceto Industrial Chemical
                                New York                  - Roehr Division
ARSYNCO, INC.                   New Jersey                  Arsynco, Inc.
LARLABS, INC.                   New York                    Larlabs, Inc.
ROEHR CHEMICALS, INC.           New York                    Roehr Chemicals
VGF CORPORATION                 New York                    VGF Corporation
CDC PRODUCTS CORP.              New York                    CDC Products Corp.
MAGNUM RESEARCH CORP.           New York                   Magnum Research Corp.
ACETO DO BRASIL LTDA.           Brazil                     Aceto do Brasil Ltda.

Exhibit 24

                         INDEPENDENT AUDITORS' CONSENT

The Board of Directors
Aceto Corporation:

We consent to incorporation by reference in the registration statement (No. 33-38679) on Form S-8 of Aceto Corporation of our report dated August 18, 2000, relating to the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the three-year period ended June 30, 2000, and the related financial statement schedule, which report appears in the June 30, 2000 annual report on Form 10-K of Aceto Corporation.

                                                      /s/KPMG LLP

Melville, New York
September 25, 2000

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


Date:   September 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                    TITLE                   DATE

/S/LEONARD S. SCHWARTZ    Chairman, President and     9-25-00
Leonard S. Schwartz       Chief Executive Officer

/S/RICHARD AMITRANO       Director                    9-25-00
Richard Amitrano

/S/SAMUEL I. HENDLER      Director                    9-25-00
Samuel I. Hendler


                      ACETO CORPORATION AND SUBSIDIARIES

                  Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated financial statements:
      Consolidated balance sheets as of June 30, 2000 and 1999 Consolidated statements of income for the years ended June 30,
        2000, 1999 and 1998
      Consolidated statements of cash flows for the years ended June
        30, 2000, 1999 and 1998
      Consolidated statements of shareholders' equity for the years ended June 30, 2000, 1999 and 1998
      Notes to consolidated financial statements

Schedules:
      II - Valuation and qualifying accounts

      All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended June 30, 2000. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule II as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule II, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

Melville, New York                              /s/KPMG LLP
August 18, 2000

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2000 AND 1999

                                                 2000                  1999
                                                      (In thousands)

ASSETS
Current assets:
      Cash                                      $ 2,811               $ 3,991
      Short-term investments                      2,153                 7,427
      Receivables:
            Trade, less allowance for
             doubtful accounts:
              2000, $239; 1999, $219             25,257                26,073
            Other                                 2,651                   942
                                                 27,908                27,015

      Inventory                                  38,453                29,644
      Prepaid expenses                              622                   240
      Deferred income tax benefit, net            1,436                 1,188
      Property held for sale                        456                   456
            Total current assets                 73,839                69,961

Long-term investments                             7,263                11,852
Long-term notes receivable                          895                   976

Property and equipment:
      Machinery and equipment                       712                   639
      Leasehold improvements                        872                   191
      Computer equipment                          1,293                 1,085
      Furniture and fixtures                        803                   733
      Automobiles                                   136                   135
                                                  3,816                 2,783
Less accumulated depreciation and
   amortization                                   2,527                 2,238
                                                  1,289                   545

Goodwill, less accumulated amortization           4,467                 2,514
   2000, $269; 1999, $76
Other assets                                        328                   311

Total Assets                                    $88,081               $86,159

See accompanying notes to consolidated financial statements.


                                                  2000            1999
                                           (In thousands, except par value)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Drafts and acceptances payable           $   464         $   750
      Current installments
        on long-term liabilities                   642             125
      Accounts payable                           2,788           2,972
      Accrued merchandise purchases             12,021           9,447
      Accrued compensation                       3,171           2,569
      Accrued environmental remediation          1,312           1,323
      Accrued income taxes                       1,147             956
      Other accrued expenses                     2,024           2,360
         Total current liabilities              23,569          20,502

Long-term liabilities, excluding
      current installments                         908             925

Redeemable preferred stock,
  $2.50 par value per share;
    Authorized: 2,000 shares; issued and
     outstanding: 2000, 0 shares;
     1999, 300 shares                                -             750

Shareholders' equity:
  Common stock, $.01 par value per share;
    Authorized:  20,000 shares;
     issued: 9,001 shares                           90              90
    Capital in excess of par value              57,054          57,637
    Retained earnings                           35,697          31,224
                                                92,841          88,951
    Less:
      Cost of common shares held in treasury;
       2000, 2,967 shares; 1999, 2,585 shares   29,237          24,969

       Total shareholders' equity               63,604          63,982

Commitments and contingencies

Total Liabilities and Shareholders' Equity    $ 88,081        $ 86,159

See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2000, 1999 AND 1998


                                               2000         1999        1998
                                      (In thousands, except per share amounts)

Net sales                                   $184,789     $169,189     $182,954
Cost of sales                                157,585      146,450      160,645
  Gross profit                                27,204       22,739       22,309

Selling, general and
  administrative expenses                     18,031       15,328       12,816
      Operating profit                         9,173        7,411        9,493
Other income (expense):
      Interest expense                           (11)         (18)         (59)
      Interest and other income                1,069        2,357        2,309
                                               1,058        2,339        2,250
      Income before income taxes              10,231        9,750       11,743
Income taxes:
      Federal:
            Current                            3,544        3,634        3,299
            Deferred                            (212)        (369)         424
      State and local:
            Current                              592          459          388
            Deferred                             (37)         (65)          75
                                               3,887        3,659        4,186

Net income                                  $  6,344     $  6,091     $  7,557

Net income per common share:
      Basic                                 $   1.02     $   0.92     $   1.11
      Diluted                                   1.01         0.90         1.08
Weighted average shares outstanding:
      Basic                                    6,188        6,543        6,732
      Diluted                                  6,308        6,788        6,983

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                 2000       1999       1998
                                                       (In thousands)
Operating activities:
  Net income                                    $6,344    $6,091      $7,557
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization                582       355         192
      Gain on sale of assets                       (24)     (178)        -
      Provision for doubtful accounts              141       213          27
      Deferred tax provision (benefit)            (248)     (434)        499
      Changes in assets and liabilities,
       net of effect of the acquisitions:
        Investments - trading securities         3,399      (258)       (774)
        Trade accounts receivable                  675    (1,877)        614
        Other receivables                       (1,709)      568        (139)
        Inventory                               (3,505)   (2,481)      4,427
        Prepaid expenses                          (382)       56           7
        Other assets                                -         12          30
        Drafts & acceptances payable              (285)      201        (194)
        Accounts payable                          (184)      501      (1,744)
        Accrued merchandise purchases            2,575    (1,458)       (815)
        Accrued compensation                       602        20        (906)
        Accrued environmental remediation          (11)      (55)         (9)
        Accrued income taxes                       253       296         (70)
        Other accrued expenses                    (243)      205        (107)
Net cash provided by operating activities        7,980     1,777       8,595

Investing activities:
  Purchases of investments-held-to-maturity     (8,337)  (10,703)     (4,732)
  Proceeds from investments-held-to-maturity    14,802    11,568       6,844
  Issuance of notes receivable                       -      (159)          -
  Payments received on notes receivable             81        85          46
  Purchases of property and equipment           (1,091)     (138)       (253)
  Proceeds from sale of property                    10       183           -
  Payments for purchase of acquisitions         (6,996)   (2,111)          -
Net cash provided by (used in)
   investing activities                         (1,531)   (1,275)      1,905

Financing activities:
  Payments of debt                                   -      (250)       (500)
  Proceeds from exercise of stock options          202       137         433
  Payments for purchases of treasury stock      (6,087)   (4,252)     (3,649)
  Issuance of treasury stock to employees          127       431          -
  Payments of cash dividends                    (1,871)   (1,755)     (1,748)
Net cash used in financing activities           (7,629)   (5,689)     (5,464)
Net increase (decrease) in cash and
      cash equivalents                          (1,180)   (5,187)      5,036
Cash and cash equivalents at beginning of year   3,991     9,178       4,142

Cash and cash equivalents at end of year        $2,811    $3,991      $9,178

See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
(UNADJUSTED FOR STOCK SPLIT PAID IN APRIL 1998)

                                Capital in              Common
                 Common         Excess of   Retained    Stock Held in
               STOCK ISSUED     PAR VALUE   EARNINGS    TREASURY        TOTAL
BALANCE AT
JUNE 30, 1997       $60        $57,381     $21,079    $(18,086)       $60,434
Net income            -              -       7,557          -           7,557
Stock split -
 3 for 2             30            (30)        -            -              -

Cash dividends:
 Common stock
 ($0.31 per share)    -              -      (1,678)         -          (1,678)
 Preferred stock      -              -         (70)         -             (70)

Exercise of stock
 options (47 shares)  -              24         -          487            511
Federal income tax
 benefit from 1980
 stock option plan    -             156         -           -             156

Purchase of treasury
 stock (250 SHARES)   -              -          -       (3,649)        (3,649)
BALANCE AT
JUNE 30, 1998        90          57,531     26,888     (21,248)        63,261
Net income            -              -       6,091          -           6,091
Stock distribution
to employees
  (33 shares)         -             117         -          312            429
Cash dividends:
  Common stock
 ($0.26 per share)    -              -      (1,685)         -          (1,685)
  Preferred stock     -                        (70)         -             (70)
Exercise of stock
 options (23 shares)  -             (60)        -          219            159
Federal income tax
 benefit from 1980
 stock option plan    -              49         -            -             49
Purchase of treasury
 stock (339 SHARES)   -              -          -       (4,252)        (4,252)
Balance at
June 30, 1999        90          57,637     31,224     (24,969)        63,982
Net income            -              -       6,344          -           6,344
Stock distribution
to employees
 (12 shares)          -               6         -          121            127
Cash dividends:
 Conversion of
 preferred stock
 to common stock                   (616)        -        1,367            751
Exercise of stock
 options
 (34 shares)          -             (99)         -         331            232

Federal income tax
 benefit from 1980
 stock option plan    -              61          -          -              61

Purchase of treasury
stock (567 shares)    -               -          -      (6,087)        (6,087)
Other                                65                                    65
BALANCE AT
JUNE 30, 2000        $90        $57,054      $35,697  $(29,237)       $63,604

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2000, 1999 AND 1998

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries (the Company) is primarily engaged in the marketing of fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad mainly for sale throughout the United States; to a lesser extent, some chemicals are sold abroad.

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

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2000 or 1999.

INVESTMENTS
The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date.

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

STOCK OPTIONS
On July 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

REVENUE RECOGNITION
Sales are recorded when products are shipped.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using straight line, sum-of-the-years and declining balance methods. The estimated useful lives range from three to ten years. Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

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

In June 1999 and June 2000, respectively, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". SFAS 137 and 138 amend SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which was issued in June 1998. SFAS 137 deferred the effective date of SFAS 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. Management has determined that the impact of the new standard will not be material.

COMPREHENSIVE INCOME
The Company adopted the provisions of SFAS 130, "Reporting Comprehensive Income", effective July 1, 1998. SFAS 130 requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. Other comprehensive income may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

RECLASSIFICATIONS
Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

(1) BUSINESS ACQUISITIONS
a) On January 18, 2000, the Company purchased certain assets of Schweizerhall, Inc. (Schweizerhall) for $6,345 in cash. In addition to the purchase price, contingent consideration may be paid to Schweizerhall one year after the closing. In the event any additional payments are made to Schweizerhall such payments will be recorded as additional goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was initially allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price is pending the final determination of the inventory acquired. The excess of cost over the fair value of assets acquired amounted to $975 and is being treated as goodwill. Amortization of goodwill amounted to $22 for the year ended June 30, 2000. The assets acquired consisted of inventory and a non-competition agreement. The non-competition agreement valued at $120 is being amortized on a straight-line basis over three years. The results of operations of Schweizerhall have been included in the accompanying consolidated statement of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

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

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to $1,093 and is being treated as goodwill. Amortization of goodwill amounted to $39 for the year ended June 30, 2000. The assets acquired consisted primarily of inventory. The results of operations of Magnum have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations were not provided as their effect on the consolidated results of operations were not material.

c) On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. (CDC) for a purchase price of $3,161. Of the purchase price, $2,111 was paid at closing and the balance of $1,050 is scheduled to be paid in equal installments of $125 in January 2000, 2001 and 2002 and $225 in August 2000, 2001 and 2002 (the August payments). The January and August 2000 payments have not yet been paid due to current issues now in front of the American Arbitration Association. The August payments are subject to downward adjustment in the event certain earnings, as defined in the purchase agreement, are not achieved. In the event the August payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,637 and is being treated as goodwill. Amortization of goodwill amounted to $132 and $76 for the years ended June 30, 2000 and 1999, respectively. Accumulated amortization was $208 and $76 at June 30, 2000 and 1999, respectively. The assets acquired consisted primarily of inventory, accounts receivable and fixed assets. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Proforma results of operations were not provided as their effect on the consolidated results of operations were not material. In connection with the acquisition, the Company entered into a three year non-competition agreement, which value was estimated to be $75. The non-competition agreement is being amortized on a straight-line basis over three years.

(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                                JUNE 30, 2000            JUNE 30, 1999

                                            Cost                    Cost
                              FAIR VALUE   BASIS      FAIR VALUE   BASIS
U.S. Treasury securities        $    -    $    -        $2,731    $2,705
Corporate securities               934       593         1,602     1,153

The change in the net unrealized holding gains (losses) on trading securities was $(92), $17 and $103 for fiscal 2000, 1999 and 1998, respectively.

A summary of held-to-maturity securities as of June 30, 2000 and 1999 follows:

                                             JUNE 30, 2000
                                           Gross        Gross
                              Amortized    Unrealized  Unrealized  Fair
                              COST OR COST  GAINS       LOSSES    VALUE
Held-to-maturity securities:
  Short-term investments:
       Corporate securities       $   996     $ -       $   2   $   994
       Municipal obligations          223       -           6       217
  Long-term investments:
       Corporate securities         6,894       -          56     6,838
       Municipal obligations          369       -           -       369

                                             JUNE 30, 1999
                                            Gross       Gross
                              Amortized     Unrealized  Unrealized  Fair
                              COST OR COST  GAINS       LOSSES     VALUE

Held-to-maturity securities:
  Short-term investments:
       Corporate securities       $ 2,014     $  5      $  -    $ 2,019
       U.S. treasury securities       999        2         -       1,001
       Municipal obligations           81        -         -          81
  Long-term investments:
       Corporate securities        10,630        -        71      10,559
       U.S. treasury securities     1,000        6         -      1,006
       Municipal obligations          222        -         2         220

The contractual maturities on the long-term investments range between one and three years.

(5) NOTES RECEIVABLE
The Company currently holds five notes receivable with outstanding balances aggregating $983 and $1,062 at June 30, 2000 and 1999, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from seven to twenty-five years and pay interest at either a fixed or variable rate. The fixed rates on three notes are 8.00%, 9.25% and 9.50%. The variable rates on the other two notes, which are based on either 1% or 2.5% over prime, were 10.50% and 12.00% at June 30, 2000 and 9.00% and 10.50% at June 30, 1999. Included in current asssets are notes receivable due within one year totaling $88 and $86 at June 30, 2000 and 1999, respectively.

(6) ENVIRONMENTAL REMEDIATION
During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500 was established in fiscal 1993.

During fiscal 1997 after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800. The remaining liability was $1,300 at June 30, 2000 and 1999. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation however it can not estimate such additional amount at this time. The Company does not believe there will be a material adverse effect on its financial position or liquidity. However, depending on the amount and timing of any required remediation over and above the liability established, it is possible that the Company's future earnings could be materially affected in a particular reporting period. Other than the aforementioned remediation, the Company is not aware of any material environmental liabilities.

(7) FINANCING ARRANGEMENTS
At June 30, 2000 and 1999 the Company had available two lines of credit with financial institutions totaling $15,000. The Company maintains compensating balances under informal arrangements. There were no short-term loans outstanding under the lines of credit at any time during the three-year period ended June 30, 2000. The lines of credit can be withdrawn by the financial institutions at any time.

(8) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:


                                           2000        1999        1998
Net income                             $  6,344     $ 6,091     $ 7,557
Preferred stock dividends                   (29)        (70)        (70)
Net income available for common
  shareholders                            6,315       6,021       7,487

Weighted average common shares            6,188       6,543       6,732
Effect of dilutive securities:
  Stock options                              68         106         112
  Convertible preferred stock                52         139         139
Weighted average common and
  potential common shares
  outstanding                             6,308       6,788       6,983

Basic income per share                  $  1.02      $ 0.92      $ 1.11
Diluted income per share                   1.01        0.90        1.08

Employee stock options of 220, 240, 233 and 233 for the first, second, third and fourth quarters, respectively, of fiscal 2000 and 232, 280 and 280 for the second, third and fourth quarters, respectively, of fiscal 1999 were not included in the net income per share calculation because their effect would have been anti-dilutive. For fiscal year 1998, all employee stock options were included.

(9) REDEEMABLE PREFERRED STOCK
On November 15, 1999 the Aceto Corporation Profit Sharing Plan (the holder of the redeemable preferred stock) converted all of the preferred stock to 139 shares of common stock. The Company purchased the shares on November 15, 1999, at $11.1562 per share which was the market price of the common stock on such date. The total amount paid to the Aceto Corporation Profit Sharing Plan amounted to approximately $1,555.

(10) STOCK BASED COMPENSATION PLANS
In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 500 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the fair market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs. Under the 1998 Plan, there were 242 and 267 shares of common stock available for grant as either options or restricted stock at June 30, 2000 and 1999, respectively.

Under the terms of the Company's 1980 Stock Option Plan (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years and expire no later than five or ten years from the date they are fully vested. Under the 1980 Plan, options to purchase 342 and 312 shares of common stock were available for grant at June 30, 2000 and 1999, respectively. The Board does not intend to issue additional options from this Plan.

The following tabulations summarize the shares of common stock under option for both plans at June 30, 2000, 1999 and 1998, and the activity with respect to options for the respective years then ended:

                              Shares       Weighted average
                              subject to    exercise price
                              OPTION          PER SHARE

Balance at June 30, 1997         527           $ 7.96
Granted                           81            10.00
EXERCISED                        (66)            6.54
Balance at June 30, 1998         542           $ 8.44
Granted                          211            12.50
Exercised                        (23)            5.84
FORFEITED                        (12)           12.52
Balance at June 30, 1999         718           $ 9.65
Granted                           20            11.75
Exercised                        (33)            6.06
FORFEITED                        (37)            8.58
Balance at June 30, 2000         668           $ 9.95

Options exercisable at June 30, 2000, 1999 and 1998 were 358, 283 and 245, respectively. The weighted average exercise price for options exercisable at June 30, 2000, 1999 and 1998 were $9.47, $8.35 and $8.16, respectively. At
June 30, 2000, outstanding options had expiration dates ranging from December 31, 2000 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $91, $108 and $121 in fiscal 2000, 1999 and 1998, respectively. Under the 1998 Plan, compensation is recorded for the value of restricted stock granted. There were 12 and 33 shares of restricted stock granted during fiscal 2000 and 1999, respectively. Such charges to operations were $181 and $428 in fiscal 2000 and 1999, respectively.

Summarized information about stock options outstanding and exercisable at June 30, 2000 was as follows:


                  Outstanding                    Exercisable
      Exercise    Number of   Average   Average   Number of   Average
      PRICE RANGE  SHARES     LIFE(1)   PRICE(2)    SHARES    PRICE(2)

   $    7- 8.99     157         2.5     $ 7.83       157      $ 7.83
        9-11.50     278        10.8       9.03       105        9.07
    11.50-13.00     233         8.0      12.48        96       12.59

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

The per share weighted average fair value of stock options granted during 2000, 1999 and 1998 was $3.13, $3.10 and $6.07, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Risk-free
      Date of     Expected         Expected     interest    Dividend
       GRANT      VOLATILITY(%)    LIFE(YEARS)   RATE(%)     YIELD(%)

2000
      12/2/99           20           7.5           6.25      2.67

1999
      12/10/98          20           7.5           4.53      2.08

1998
      1/26/98           20           5.0           6.22      1.90
      1/26/98           20          16.5           6.25      1.90

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


                          2000              1999             1998
Net income:
      As reported       $6,344            $6,091           $7,557
      Pro forma          6,043             5,808            7,281
Income per share-basic:
      As reported       $ 1.02            $ 0.92            $1.11
      Pro forma           0.97              0.88             1.07
Income per share-diluted:
      As reported       $ 1.01            $ 0.90           $ 1.08
      Pro forma           0.96              0.86             1.04

Pro forma net income reflects only options granted beginning in fiscal 1996. Therefore, the full impact of calculating compensation costs for stock options under SFAS 123 is not reflected in the pro forma net income amounts presented above because compensation costs are reflected over the options' vesting period and compensation cost for options granted prior to July 1, 1995 is not considered.

(11) INTEREST AND OTHER INCOME
Interest and other income earned during fiscal 2000, 1999 and 1998 were comprised of the following:

                                    2000         1999           1998

Dividends                         $  152       $  142         $  140
Interest                             889        1,375          1,314
Net gain (loss) on investments      (290)          62            114
Net gain on sale of assets            20           16              -
Royalty income                       224          539            427
Miscellaneous                         74          223            314
                                  $1,069       $2,357         $2,309

(12) INCOME TAXES
The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2000 and 1999 are presented below:

                                           2000         1999
Deferred tax assets:
      Accrued environmental remediation
       liabilities not currently
       deductible                         $ 525       $  529
      Accrued retirement plan               469          361
      Accrued compensation                  196          197
      Additional costs inventoried for
       tax purposes                         206          188
      Allowance for doubtful accounts
       receivable                            80           88
      Differences in depreciation of
       property and equipment                14           14
Total gross deferred tax assets           1,490        1,377

Deferred tax liabilities:
      Unrealized gain on investments         54          189
  Total gross deferred tax liabilities:      54          189
Net deferred tax assets                  $1,436       $1,188

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the deferred tax asset, the Company will need to generate future taxable income of approximately $4,400. Taxable income for fiscal 2000 and 1999 was approximately $9,800 and $9,600, respectively.

Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 2000, 1999 and 1998 follows:

                               2000        1999       1998

Federal statutory tax rate     34.0%       34.0%      34.0%
State and local taxes, net
   of Federal income tax
   benefit                      3.6         2.7        3.0
Other                           0.4         0.8       (1.4)
Effective tax rate             38.0%       37.5%      35.6%

(13) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during fiscal 2000, 1999 and 1998 was as follows:

                              2000      1999        1998

Interest                    $   21    $   18      $   59
Income taxes                 3,920     3,841       3,759

In connection with the acquisitions of CDC and Magnum Research Corp., the Company recorded $1,050 and $500 of amounts due to the previous owners as liabilities.

In July 1998, the Company received a note in the amount of $170 in connection with the sale of buildings and land.

(14) RETIREMENT PLANS
The Company has retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $798, $725 and $607 in fiscal 2000, 1999 and 1998, respectively.

(15) SEGMENT INFORMATION
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other (previously referred to as "Other"), whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment as they are not provided to the chief operating decision maker. The Company evaluates performance of the segments based on gross profit.

The Company does not have any significant assets outside the United States. Sales to customers located in foreign countries, primarily Canada, Mexico, Brazil, Argentina, United Kingdom and Germany, totaled $26,500, $18,700 and $23,400 for the years ended June 30, 2000, 1999 and 1998, respectively. One customer of the Pharmaceutical Intermediates and Custom Manufacturing segment accounted for 16% and 15% of net sales in fiscal 1999 and 1998, respectively. No customer accounted for as much as 10% of net sales in fiscal 2000. Summarized financial information for each of the segments for fiscal 2000, 1999 and 1998 follows:

                                                       Institutional
                           Organic   Pharma-   Pharma-  Sanitary
          Agro-    Indus-  Inter-    ceutical  ceutical Supplies   Consolidated
        chemicals  trial  mediates & Biochem-  Inter-   & Other    Totals
                   Chem-  Colorants  icals &   mediates
                   icals             Nutri-    & Custom
                                     tionals   Mfging.

2000
Net
 sales  $11,417  49,874   49,861     35,448     33,202    4,987     $184,789
Gross
 profit $ 3,930   9,183    7,308      6,336      2,657    2,602     $ 32,016
Unallo-
cated
cost
of
sales(1)                                                                4,812
Net gross
 profit                                                              $ 27,204

1999
Net
 sales  $10,377  44,722   38,946      28,272     44,255    2,617     $169,189
Gross
profit  $ 3,740   7,703    5,397       4,769      3,331    1,354     $ 26,294

Unallo-
cated
cost
of
sales(1)                                                                3,555
Net gross
 profit                                                              $ 22,739

1998
Net
sales   $14,588  44,940   53,002      31,724     38,342      358     $182,954
Gross
profit  $ 3,746   8,023    6,813       4,970      2,961       21     $ 26,534
Unallo-
cated
cost
of
sales(1)                                                                4,225
Net gross
 profit                                                              $ 22,309

(1) Represents freight and storage costs that are not allocated to a segment.

(16) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2000 and 1999 the Company had future foreign exchange contracts in the amount of $5,800 and $6,100, respectively. The contracts have varying maturities extending to January 2001. At June 30, 2000 and 1999 the Company had not hedged open purchase commitments of approximately $500 and $600, respectively. For fiscal 2000, 1999 and 1998, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

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

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $3,400 and $5,700, as of June 30, 2000 and 1999, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was not material. The difference between the fair value of long-term financial instruments and their carrying value at both June 30, 2000 and 1999 was not material. Certain of the Company's notes receivable have variable rates, therefore are recorded at fair value, and the difference between the fair value and carrying amount for the remaining notes receivables is immaterial to the consolidated financial statements. Determination of the fair value of the Company's long-term liabilities is not practicable to estimate given the nature of such long-term liabilities.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located primarily in the United States. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2000, five customers accounted for 15% and at June 30, 1999, three customers accounted for 18% of net trade accounts receivable.

One of the Company's products accounted for 15% of net sales in fiscal 1999 and 1998. No product accounted for as much as 10% of net sales in fiscal 2000.
One of the Company's suppliers accounted for 21%, 29% and 25% of total purchases in fiscal 2000, 1999 and 1998, respectively.

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

The Company currently leases an office facility under an operating lease expiring April 2011. In addition, a subsidiary leases a manufacturing facility under an operating lease expiring December 2009. At June 30, 2000, future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

       FISCAL YEAR               AMOUNT

            2001                $   982
            2002                    949
            2003                    976
            2004                  1,005
            2005                  1,034
            Thereafter            6,201
                                $11,147

Total rental expense amounted to approximately $871, $638 and $532 for fiscal 2000, 1999 and 1998, respectively.


                                               Schedule II


                      ACETO CORPORATION AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                   Years ended June 30, 2000, 1999 and 1998




                          Balance at   Charged to                 Balance
                          beginning    costs and     Deduc-       at end
       DESCRIPTION         OF YEAR     EXPENSES      TIONS        OF YEAR



Year ended June 30, 2000:
  Allowance for doubtful
      accounts            $ 219,366     141,459     121,978(a)   $ 238,847

Year ended June 30, 1999:
  Allowance for doubtful
     accounts             $ 219,366     212,808     212,808(a)   $ 219,366

Year ended June 30, 1998:
  Allowance for doubtful
      accounts            $ 219,366      26,857      26,857(a)   $ 219,366


(a)  Specific accounts written off as uncollectible.