Form 10-Q
period 2000-09-30
ACETO CORP
filed 2000-11-14
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended SEPTEMBER 30, 2000 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 6,041,600


                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                (Unaudited)
                                                 Sept. 30,      June 30,
                                                   2000           2000

ASSETS

Current assets:
 Cash and cash equivalents                      $  4,626       $  2,811
 Short-term investments                            1,016          2,153
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept., $202; June, $239)                      28,078         25,257
   Other                                           1,572          2,651
                                                  29,650         27,908

 Inventory                                        36,724         38,453
 Prepaid expenses                                    465            622
 Deferred income tax benefit, net                  1,491          1,436
 Property held for sale                              456            456

     Total current assets                         74,428         73,839

Long-term investments                              6,269          7,263
Long-term notes receivable                           872            895

Property and equipment:
 Machinery and equipment                             770            712
 Leasehold improvements                              960            872
 Computer equipment                                1,346          1,293
 Furniture and fixtures                              796            803
 Automobiles                                         119            136
                                                   3,991          3,816
 Less accumulated depreciation                     2,336          2,527
                                                   1,655          1,289

Goodwill, less accumulated amortization            4,401          4,467
  (Sept., $335; June, $269)
Other assets                                         312            328

Total assets                                    $ 87,937       $ 88,081

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)


                                                (Unaudited)
                                                 Sept. 30,         June 30,
                                                    2000             2000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $   511         $    464
  Current installments of
    long-term liabilities                            867              642
  Accounts payable                                 2,937            2,788
  Accrued merchandise purchases                   10,615           12,021
  Accrued compensation                             3,059            3,171
  Accrued environmental remediation                1,301            1,312
  Accrued income taxes                             1,530            1,147
  Other accrued expenses                           1,834            2,024
          Total current liabilities               22,654           23,569

Long-term liabilities, excluding
    current installments                             683              908

Redeemable preferred stock, $2.50 par
    value per share; Authorized 2,000
    shares; issued and outstanding:  0 shares         -                -

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares;
     Issued 9,001 shares;                             90               90
     Outstanding: Sept., 6,041 shares;
       June, 6,035 shares
  Capital in excess of par value                  57,054           57,054
  Retained earnings                               36,626           35,697

                                                  93,770           92,841
   Less:
     Cost of common stock held in treasury;
       Sept., 2,960 shares; June, 2,966 shares    29,170           29,237

          Total shareholders' equity              64,600           63,604

Commitments and contingencies

Total liabilities and shareholders' equity      $ 87,937         $ 88,081

See accompanying notes to consolidated financial statements.


                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)



                                                      (Unaudited)
                                                  Three Months Ended
                                                       SEPT. 30,

                                              2000                1999

Net sales                                  $ 40,935             $37,818
Cost of sales                                35,066              32,263
      Gross profit                            5,869               5,555

Selling, general and administrative
     expenses                                 4,629               3,834

     Operating profit                         1,240               1,721

Other income (expense):
   Interest expense                              (1)                (12)
   Interest and other income                    302                 275

                                                301                 263

Income before income taxes                    1,541               1,984

Provision for income taxes                      612                 770

Net income                                 $    929            $  1,214

Net income per common share:

      Basic                                $   0.15            $   0.19

      Diluted                                  0.15                0.19

Weighted average shares outstanding:

      Basic                                   6,037               6,306

      Diluted                                 6,091               6,533


See accompanying notes to consolidated financial statements.


                      ACETO CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                             (Unaudited)
                                                     Three Months Ended
                                                             September 30,
                                                         2000          1999
Operating activities:
  Net income                                          $   929       $ 1,214
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                        173           108
     Gain on sale of assets                                 -           (10)
     Provision (recovery) for doubtful accounts           (37)           19
     Deferred tax provision                               (55)          (88)
     Changes in assets and liabilities:
       Investments - trading securities                   (11)          220
       Trade accounts receivable                       (2,784)        2,310
       Other receivables                                1,268          (878)
       Inventory                                        1,729         1,774
       Prepaid expenses                                   157           (31)
       Other assets                                        16            14
       Drafts and acceptances payable                      47           (41)
       Accounts payable                                   149          (440)
       Accrued merchandise purchases                   (1,406)       (2,415)
       Accrued compensation                              (113)          260
       Accrued environmental remediation                  (10)           (9)
       Accrued income taxes                               384           659
       Other accrued expenses                            (379)           55
Net cash provided by operating activities                  57         2,721

Investing activities:
  Purchases of investments - held-to-maturity             (11)            -
  Proceeds from investments - held-to-maturity          2,152            17
  Payments received on notes receivable                    23            15
  Purchases of property and equipment                    (473)          (61)
  Proceeds from sale of property                            -            10
Net cash provided by (used in) investing activities     1,691           (19)

Financing activities:
  Proceeds from exercise of stock options                   7            30
  Payments for purchases of treasury stock                  -        (2,719)
  Issuance of treasury stock to employees                  60            53
Net cash provided by (used in) financing
  activities                                               67        (2,636)

Net increase in cash and cash equivalents               1,815            66
Cash and cash equivalents at beginning of period        2,811         3,991
Cash and cash equivalents at end of period            $ 4,626       $ 4,057

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

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2000.

Note 2:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the three months ended September 30, 2000 and 1999 was as follows:

                                 2000       1999

          Interest             $    1     $    0
          Income taxes            283        198

In connection with the acquisitions of CDC Products Corp. and Magnum Research Corp., the Company recorded $1,050 in fiscal year ended June 30, 1999 and $500 in fiscal year ended June 30, 2000 of amounts due the previous owners as liabilities.


Note 3:  Segment Information
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments as they are not provided to the chief operating decision maker. The Company evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the three months ended September 30, 2000 and 1999 follows:

                Three Months Ended September 30, 2000 and 1999

                                                    Institutional
                          Organic   Pharma-   Pharma-   Sanitary
         Agro     Indus-  Inter     ceutical  ceutical  Supplies  Consolidated
        chemicals trial   Mediates  Biochem-  Inter-    & Other        Totals
                  Chem- & Colorants icals &   mediates
                  icals             Nutri-    & Custom
                                    tionals   Mfg.
2000
Net
sales  $1,830     12,314   12,113    9,612     3,740    1,326        $ 40,935
Gross
profit $  575      2,209    1,561    1,841       282      656        $  7,124
Unallo-
cated
cost
of sales (1)                                                            1,255
Net gross profit                                                     $  5,869
1999
Net
sales  $1,412     12,386   11,682    8,453     2,788    1,097        $ 37,818
Gross
profit $  479      2,029    1,726    1,623       338      312        $  6,507
Unallo-
cated
cost
of sales (1)                                                             952
Net gross profit                                                    $  5,555

(1) Represents freight and storage costs that are not allocated to a segment.

Note 4:  Interest and Other Income

Interest and other income earned during the three months ended September 30, 2000 and 1999 was comprised of the following:

                                      Three Months
                                          Ended
                                         Sept. 30,
                                    2000         1999

Dividends                          $  12       $   17
Interest                             161          295
Net gain (loss) on investments         8          (73)
Net gain on sale of assets             -           10
Royalty income                        81           13
Miscellaneous                         40           13
                                   $ 302       $  275

Note 5:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                                    Three Months
                                                       Ended
                                                    Sept. 30,

                                                   2000      1999

Net income available for common
  shareholders                                   $  929    $1,214

Weighted average common shares                    6,037     6,306
Effect of dilutive securities:
  Stock options                                      54        88
  Convertible preferred stock                         -       139
Weighted average common and                       6,091     6,533
  potential common shares
  outstanding

Basic income per share                           $ 0.15    $ 0.19
Diluted income per share                           0.15      0.19

For the three months ended September 30, 2000 and September 30, 1999, employee stock options of 233 and 220 shares, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive.

Note 6:  Accounting for Derivatives and Hedging Activities

Effective July 1, 2000, the Company adopted the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument.

Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings. If the fair value hedge is fully effective, the change in fair value of the hedged item attributable to the hedged risk, is adjusted to fair value and is recognized in earnings.

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including Euros, British Pounds, Yen and Deutsche Marks.

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of our financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a
particular foreign currency at a future date and at a specific price.   Since
futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at September 30, 2000. The hedge contracts flow through cost of goods sold in the consolidated statement of income. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

Note 7:  Comprehensive Income

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long-term investments which totaled $11.9 million and $12.2 million at September 30 and June 30, 2000, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased to $51.8 million at September 30, 2000 from $50.3 million at June 30, 2000. The increase in cash and cash equivalents and the decrease in short-term investments is the result of current working capital needs. Trade receivables increased to $28.1 million at September 30, 2000 from $25.3 million at June 30, 2000; this was the result of the timing of cash receipts along with an 8.2% increase in sales for the quarter ended September 30, 2000 compared to the quarter ended June 30, 2000. Inventory decreased to $36.7 million from $38.5 million, and the total of drafts and acceptances payable, accounts payable and accrued merchandise purchases decreased $1.2 million comparing the same periods. These were primarily due to the timing of merchandise purchases and was not the result of a change in the trend of business.

Results of Operations:
                             Net Sales By Segment
                        Three Months Ended September 30
Segment                 2000                 1999
                              % of                 % of
                $ THOUSAND    TOTAL  $ THOUSAND    TOTAL
Agrochemicals         1,830      4.5       1,412       3.7
Industrial
Chemicals            12,314     30.1      12,386      32.8
Organic
Intermediates &
Colorants            12,113     29.6      11,682      30.9
Pharmaceutical
Biochemicals &
Nutritionals          9,612     23.5       8,453      22.3
Pharmaceutical
Intermediates &
Custom Mfg.           3,740      9.1       2,788       7.4
Institutional
Sanitary
Supplies &
Other                 1,326      3.2       1,097       2.9
TOTAL NET SALES
                     40,935    100.0      37,818     100.0

                            Gross Profit By Segment
                        Three Months Ended September 30

Segment                 2000                 1999

                              % of                 % of
                $ THOUSAND    TOTAL  $ THOUSAND    TOTAL
Agrochemicals           575      8.1         479       7.4
Industrial
Chemicals             2,209     31.0       2,029      31.2
Organic
Intermediates &
Colorants             1,561     21.9       1,726      26.5
Pharmaceutical
Biochemicals &
Nutritionals          1,841     25.8       1,623      24.9
Pharmaceutical
Intermediates &
Custom Mfg.             282      4.0         338       5.2
Institutional
Sanitary
Supplies &
Other                   656      9.2         312       4.8
TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS         7,124    100.0       6,507     100.0

Sales and Gross Profit

In comparing the three months ended September 30, 2000 with the same period in 1999, sales increased 8%. The acquisition of the distribution business of Schweizerhall, Inc., completed in January 2000, offset somewhat by falling prices in the nutritional supplements industry, accounted for the 14% increase in the Pharmaceutical Biochemicals and Nutritionals segment.

The 34% increase in the Pharmaceutical Intermediates and Custom Manufacturing segment can be attributed to increased sales of one marginally profitable intermediate. The Institutional Sanitary Supplies and Other segment increased because sales of Magnum Research Corp., purchased in October 1999, were included this year. The Agrochemicals segment increase of 30%, while large percentagewise, is the result of one relatively large sale of a product introduced in the fourth quarter of fiscal 1999. The other segments were essentially unchanged, with the small increases or decreases the result of normal variations in product mix during the quarter.

Gross profit by segment for the entire corporation increased 9%, approximately mirroring the sales increase. The largest contributors to this increase were the Agrochemicals segment, which showed a 20% increase, the Pharmaceutical Biochemical and Nutritionals segment, which showed a 13% increase, and the Industrial Chemicals segment, which showed a 9% increase. The Agrochemicals and Pharmaceutical Biochemicals and Nutritional increase was in line with the sales increase and was due to the same factors. The Industrial Chemicals increase, which was higher than the increase in sales of that segment, was due to improved sourcing, particularly from China.

The Institutional Sanitary Supplies and Other segment, which showed a very large percentage increase, benefited from the inclusion of Magnum this year.

The Organic Intermediates and Colorants and the Pharmaceutical Intermediates and Custom Manufacturing segments showed decreases in gross profit despite increases in sales. The aforementioned sales of a marginally profitable pharmaceutical intermediate accounted for the latter, while general pressure on margins accounted for the former.

Selling, general and administrative expenses increased $795,000, or 21% compared to the same period last year. The inclusion of Schweizerhall and Magnum in the consolidated financial statements accounted for a significant part of this increase. Selling expenses also increased due to a general increase in travel. Legal fees, due to an ongoing arbitration with the former owner of CDC, were unusually high and an increase in depreciation expense was due to our new sanitary supply facility. Offsetting some of these increases was a slight decrease in commercial insurance expense.

Interest and other income increased to $302,000 for the three months ended September 30, 2000 from $275,000 for the same period last year. A gain on marketable securities of $8,000 was recorded during the three months ended September 30, 2000 compared to a loss of $73,000 during the same period last year. Royalty income, for sales to European customers, from one of the Company's subsidiaries totaled $81,000 in the quarter ended September 30, 2000 compared to $13,000 for the same period last year. Offsetting these increases, interest on investments decreased $134,000 due to lower average cash balances resulting from our most recent acquisitions.

The effective tax rate increased to 39.7% for the three months ended September 30, 2000 from 38.8% for the same period last year. In comparing these periods, the effective tax rates are within the range of the Company's traditional levels.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138, which was adopted by
the Company effective July 1, 2000.   SFAS 133 establishes accounting
and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The impact of the adoption for the Companys' foreign currency contracts was not material to the Companys' consolidated financial statements.

In March 2000, the FASB issued FASB Interpretation No. (FIN) 44 "Accounting for Certain Transactions involving Stock Compensation" an interpretation of Accounting Principles Board Opinion No. 25 (Opinion 25). This interpretation clarifies the application of Opinion 25 for certain issues. With certain exceptions, FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. There has been no impact of this adoption on the Companys' consolidated financial statement at September 30, 2000.

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

                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


      (a)   Exhibits - Exhibit 27.  Financial Data Schedule.

      (b)   Reports on Form 8-K.  During the three months ended
            September 30, 2000 the Company did not file any reports on Form 8-K.


                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



ACETO CORPORATION

DATE  NOVEMBER 13, 2000             BY (SIGNED) / BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                             Officer

DATE  NOVEMBER 13, 2000              BY (SIGNED) / BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz,Chief Executive
                                             Officer