Form 10-Q
period 2000-12-31
ACETO CORP
filed 2001-02-14
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549
                                   Form 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended DECEMBER 31, 2000 Commission file number 0-4217
                               ACETO CORPORATION
            (Exact name of registrant as specified in its charter)

          NEW YORK                        11-1720520
 (State or other jurisdiction          (I.R.S. Employer
of incorporation or organization)    Identification Number)

 ONE HOLLOW LANE, LAKE SUCCESS, NY            11042
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number, including area code:
(516) 627-6000

Securities registered pursuant to Section 12(b) of the Act:  90

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Common Stock - 5,923,135

                       PART I.     FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                (In thousands)

                                                 (Unaudited)
                                                   Dec. 31       June 30
                                                    2000           2000

ASSETS

Current assets:
 Cash and cash equivalents                      $  4,941       $  2,811
 Short-term investments                            1,096          2,153
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $204; June, $239)                       25,844         25,257
   Other                                           1,624          2,651
                                                  27,468         27,908

 Inventory                                        34,386         38,453
 Prepaid expenses                                    579            622
 Deferred income tax benefit, net                  1,503          1,436
 Property held for sale                              456            456

     Total current assets                         70,429         73,839

Long-term investments                              5,266          7,263
Long-term notes receivable                           850            895

Property and equipment:
 Machinery and equipment                             782            712
 Leasehold improvements                              978            872
 Computer equipment                                1,374          1,293
 Furniture and fixtures                              805            803
 Automobiles                                         119            136
                                                   4,058          3,816
 Less accumulated depreciation and amortization    2,474          2,527
                                                   1,584          1,289

Goodwill, less accumulated amortization            5,581          4,467
  (Dec., $464; June, $269)
Other assets                                         296            328

Total assets                                    $ 84,006       $ 88,081

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except par value)

                                                (Unaudited)
                                                   Dec. 31        June 30
                                                     2000           2000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable               $    377        $    464
  Current installments of
    long-term liabilities                           867             642
  Accounts payable                                3,128           2,788
  Accrued merchandise purchases                   7,140          12,021
  Accrued compensation                            3,083           3,171
  Accrued environmental remediation               1,301           1,312
  Accrued income taxes                            1,034           1,147
  Other accrued expenses                          1,874           2,024
  Dividend payable                                  891               -
          Total current liabilities              19,695          23,569

Long-term liabilities, excluding current
  installments                                      517             908

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares; Issued 9,001
         shares;                                     90              90
  Capital in excess of par value                 57,108          57,054
  Retained earnings                              36,876          35,697
                                                 94,074          92,841
   Less:
     Cost of common stock held in treasury;
      Dec.,3,078 shares; June, 2,967 shares      30,280          29,237

          Total shareholders' equity             63,794          63,604

Commitments and contingencies

Total liabilities and shareholders' equity     $ 84,006        $ 88,081

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                      (Unaudited)
                                                   Six Months Ended
                                                        DEC. 31

                                            2000                  1999

Net sales                                $ 78,560              $ 86,072
Cost of sales                              66,368                74,692
     Gross profit                          12,192                11,380

Selling, general and administrative
     expenses                               9,473                 7,875

     Operating profit                       2,719                 3,505

Other income (expense):
      Interest expense                         (1)                  (10)
      Interest and other income               607                   721
                                              606                   711

     Income before income taxes             3,325                 4,216

Provision for income taxes                  1,255                 1,673

Net income                               $  2,070              $  2,543

Net income per common share:

      Basic                              $   0.34              $   0.40

      Diluted                                0.34                  0.40

Weighted average shares outstanding:

      Basic                                 6,004                 6,235

      Diluted                               6,041                 6,422

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                   (In thousands, except per share amounts)

                                                     (Unaudited)
                                                 Three Months Ended
                                                        DEC. 31
                                             2000                  1999

Net sales                                $ 37,625              $ 48,254
Cost of sales                              31,302                42,429
     Gross profit                           6,323                 5,825

Selling, general and administrative
     expenses                               4,844                 4,041

     Operating profit                       1,479                 1,784

Other income (expense):
      Interest expense                         (1)                   -
      Interest and other income               306                   448
                                              305                   448


      Income before income taxes            1,784                 2,232

Provision for income taxes                    643                   903

Net income                               $  1,141              $  1,329

Net income per common share:

      Basic                              $   0.19              $   0.21

      Diluted                                0.19                  0.21

Weighted average shares outstanding:

      Basic                                 5,971                 6,163

      Diluted                               5,991                 6,311

See accompanying notes to consolidated financial statements.

                      ACETO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                                           (Unaudited)
                                                         Six Months Ended
                                                              DEC. 31
                                                         2000         1999
Operating activities:
  Net income                                          $ 2,070      $ 2,543
  Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
     Depreciation and amortization                        440          245
     Gain on sale of assets                                 -          (10)
     Provision (recovery) for doubtful accounts           (35)          67
     Income tax benefit on exercise of stock options        9           62
     Deferred tax provision                               (67)         (76)
     Changes in assets and liabilities:
       Investments - trading securities                   (91)         (12)
       Trade accounts receivable                         (552)      (3,722)
       Other receivables                                1,027       (1,811)
       Inventory                                        2,758        3,695
       Prepaid expenses                                    43           34
       Other assets                                        63           27
       Drafts and acceptances payable                     (87)         185
       Accounts payable                                   340       (1,130)
       Accrued merchandise purchases                   (4,881)      (1,272)
       Accrued compensation                               (88)         395
       Accrued environmental remediation                  (11)          (9)
       Accrued income taxes                              (113)         (56)
       Other accrued expenses                             (88)         193
Net cash provided by (used in) operating activities       737         (652)

Investing activities:
  Purchases of investments - held-to-maturity             (13)          (2)
  Proceeds from sale of investments - held-to-maturity  3,158        4,589
  Payments received on notes receivable                    45           37
  Purchases of property and equipment                    (540)        (232)
  Proceeds from sale of property                            -           10
  Payments for purchase of acquisitions                     -         (650)
Net cash provided by investing activities               2,650        3,752

Financing activities:
  Proceeds from exercise of stock options                 181          204
  Payments for purchases of treasury stock             (1,332)      (4,843)
  Issuance of treasury stock to employees                  60           53
  Payments of cash dividends                                -          (29)
  Payment of long-term debt                              (166)           -
Net cash used in financing activities                  (1,257)      (4,615)

Net increase (decrease) in cash and cash equivalents    2,130       (1,515)

Cash and cash equivalents at beginning of period        2,811        3,991

Cash and cash equivalents at end of period            $ 4,941      $ 2,476

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

Note 2:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the six months ended December 31, 2000 and 1999 was as follows:

                                 2000       1999

          Interest             $    1     $    2
          Income taxes          1,425      1,941

During the second quarter of fiscal 2001 the Company declared a cash dividend on common stock payable in the third quarter for $891.


Note 3:  Segment Information
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments as they are not provided to the chief operating decision maker. The Company evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the three and six months ended December 31, 2000 and 1999 follows:

                  Six Months Ended December 31, 2000 and 1999

        Agro-      Indus-    Organic     Pharma-      Pharma-   Other  Consoli-
        chemicals  trial     Inter-      ceutical     ceutical         dated
                   Chemi-    mediates    Biochem-     Inter-           Totals
                   cals    & Colorants   chemicals &  mediates &
                                         Nutri-       Custom Mfg.
                                         tionals
2000
Net
sales   $5,408      24,509     23,072     17,795         5,234   2,542   $78,560
Gross
profit  $2,301       4,656      3,064      3,443           435     897   $14,796
Unallo-
cated
cost
of sales (1)
Net gross profit                                                           2,604
                                                                         $12,192
1999
Net
sales  $2,889      24,553     23,396     15,039        18,081    2,114   $86,072
Gross
profit $  893       4,275      3,451      2,812         1,316      537   $13,284
Unallo-
cated
cost
of sales (1)                                                               1,904
Net gross profit                                                         $11,380

                 Three Months Ended December 31, 2000 and 1999

        Agro     Indus   Organic    Pharma-   Pharma-   Other   Consolidated
       chemicals trial   Inter-     ceutical  ceutical           Totals
                 Chemi-  mediates   Biochem-  Inter-
                 cals  & Colorants  icals &   mediates &
                                    Nutri-    Custom Mfg.
2000
Net
sales   $3,578   12,195   10,959      8,183      1,494    1,216    $37,625
Gross
profit  $1,726    2,447    1,503      1,602        153      241    $ 7,672
Unallo-
cated
cost
of sales (1)
Net gross profit                                                     1,349
                                                                   $ 6,323
1999
Net
sales  $1,477    12,167   11,714      6,586     15,293    1,017    $48,254
Gross
profit $  414     2,246    1,725      1,189        978      225    $ 6,777
Unallo-
cated
cost
of sales (1)                                                           952
Net gross profit                                                   $ 5,825

(1) Represents freight and storage costs that are not allocated to a segment.

Note 4:  Interest and Other Income

Interest and other income earned during the six and three months ended December 31, 2000 and 1999 was comprised of the following:

                                        Six Months          Three Months
                                          Ended                 Ended
                                       December 31,         December 31,
                                    2000       1999     2000       1999

Dividends                          $  19     $   28     $  7      $  11
Interest                             288        533      127        238
Net gain (loss) on investments        88       (144)      80        (71)
Net gain on sale of assets             -         10        -          -
Royalty income                       150        258       69        245
Miscellaneous                         62         36       23         25
                                   $ 607     $  721    $ 306      $ 448

Note 5:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                    Six Months         Three Months
                                       Ended              Ended
                                    December 31,         December 31,
                                  2000        1999     2000       1999

Net Income                        2,070      2,543     1,141     1,329
Preferred stock dividend              -        (29)        -       (29)
Net income available for common
  shareholders                   $2,070    $ 2,514   $ 1,141   $ 1,300

Weighted average common shares 6,004 6,235 5,971 6,163 Effect of dilutive securities:
  Stock options                      37         81        20        76
  Convertible preferred stock         -        106         -        72
Weighted average common and
  potential common shares
  outstanding                     6,041      6,422     5,991     6,311

Basic income per share           $ 0.34     $ 0.40   $  0.19   $  0.21
Diluted income per share           0.34       0.40      0.19      0.21

For the three months ended December 31, 2000, September 30, 2000, December 31, 1999 and September 30, 1999, employee stock options of 287, 233, 240 and 220 shares, respectively, were not included in the net income per share calculation because their effect would have been anti-dilutive.

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

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including Euros, British Pounds, Yen, and Deutsche Marks.

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of our financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a
specific price.   Since futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at December 31, 2000. The hedge contracts flow through cost of goods sold in the consolidated statement of income. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

Note 7:  Comprehensive Income

The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

Note 8:  Goodwill

During the quarter ended December 31, 2000, the Company recorded an adjustment to increase goodwill in the amount of $1,309. This adjustment was recorded as a result of the final determination of the value of inventory acquired in connection with the Schweizerhall acquisition.

Note 9:  Reclassifications

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:

The Company's ability to generate cash from operations is considered adequate to cover both short-term and long-term liquidity. In addition, the Company had cash and both short and long term investments which totaled $11.3 million and $12.2 million at December 31 and June 30, 2000, respectively. All of these investments are highly liquid. The Company also has sufficient lines of credit available should any additional funds be required.

Working capital increased slightly to $50.7 million at December 31, 2000 from $50.3 million at June 30, 2000. The decrease in the total of cash and cash equivalents, short term investments and long term investments was due primarily to the Company's continued stock repurchase program. Inventory decreased to $34.4 million from $38.5 million, and the total of drafts and acceptances payable, accounts payable and accrued merchandise purchases decreased $4.6 million comparing the same periods. These decreases were primarily due to lower sales in the second quarter and the timing of merchandise purchases.

RESULTS OF OPERATIONS

The Company acquired certain assets of Magnum Research Corp. and Schweizerhall Inc. in October 1999 and January 2000, respectively. The results of operations relating to these acquisitions are included in the consolidated statements of income from the respective dates of the acquisitions.


                             Net Sales By Segment
                         Six Months Ended December 31
Segment                 2000                 1999
                                % of                  % of
                $ THOUSAND     TOTAL $ THOUSAND      TOTAL
Agrochemicals         5,408      6.9       2,889       3.4
Industrial
Chemicals            24,509     31.2      24,553      28.5
Organic
Intermediates &
Colorants            23,072     29.4      23,396      27.2
Pharmaceutical
Biochemicals &
Nutritionals         17,795     22.6      15,039      17.5
Pharmaceutical
Intermediates &
Custom Mfg.           5,234      6.7      18,081      21.0
Institutional
Sanitary
Supplies &
Other                 2,542      3.2       2,114       2.4
TOTAL NET SALES
                     78,560    100.0      86,072     100.0

Gross Profit By Segment
Six Months Ended December 31

Segment                 2000                 1999

                              % of                 % of
                $ THOUSAND    TOTAL  $ THOUSAND    TOTAL
Agrochemicals         2,301     15.6         893       6.7
Industrial
Chemicals             4,656     31.4       4,275      32.2
Organic
Intermediates &
Colorants             3,064     20.7       3,451      26.0
Pharmaceutical
Biochemicals &
Nutritionals          3,443     23.3       2,812      21.2
Pharmaceutical
Intermediates &
Custom Mfg.             435      2.9       1,316       9.9
Institutional
Sanitary
Supplies &
Other                   897      6.1         537       4.0
TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS        14,796    100.0      13,284     100.0

Net Sales By Segment
Three Months Ended December 31

Segment                 2000                 1999
                              % of                 % of
                $ THOUSAND    TOTAL  $ THOUSAND    TOTAL
Agrochemicals         3,578      9.5       1,477       3.1
Industrial
Chemicals            12,195     32.4      12,167      25.2
Organic
Intermediates &
Colorants            10,959     29.1      11,714      24.3
Pharmaceutical
Biochemicals &
Nutritionals          8,183     21.8       6,586      13.6
Pharmaceutical
Intermediates &
Custom Mfg.           1,494      4.0      15,293      31.7
Institutional
Sanitary
Supplies &
Other                 1,216      3.2       1,017       2.1
TOTAL NET SALES
                     37,625    100.0      48,254     100.0

Gross Profit By Segment
Three Months Ended December 31

Segment                 2000                 1999

                              % of                 % of
                $ THOUSAND    TOTAL  $ THOUSAND    TOTAL
Agrochemicals         1,726     22.5         414       6.1
Industrial
Chemicals             2,447     31.9       2,246      33.2
Organic
Intermediates &
Colorants             1,503     19.6       1,725      25.5
Pharmaceutical
Biochemicals &
Nutritionals          1,602     20.9       1,189      17.5
Pharmaceutical
Intermediates &
Custom Mfg.             153      2.0         978      14.4
Institutional
Sanitary
Supplies &
Other                   241      3.1         225       3.3
TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS         7,672    100.0       6,777     100.0

SALES AND GROSS PROFIT
Sales decreased 9% for the six months ended December 31, 2000 compared with the same period in 1999.

In October 2000 the Company and the Company's largest supplier terminated their supply arrangement regarding pharmaceutical products, while continuing to supply certain industrial chemicals. This supplier accounted for 21% of the Company's purchases in fiscal 2000. The loss of sales of this supplier's products was the primary cause of the decline in sales.

Sales of the Pharmaceutical Intermediates and Custom Manufacturing segment fell 71%. The above mentioned supplier was the primary supplier to this segment and the sales decrease is directly related to this situation.

The Pharmaceutical Biochemicals and Nutritionals segment was also affected by the loss of the supply arrangement, but to a lesser extent. The inclusion of sales of the United States distribution business of Schweizerhall, though somewhat offset by significantly declining prices in Nutraceuticals more than made up for the loss of sales, resulting in an 18% increase in sales for the segment.

Sales of Agrochemicals increased 87%, attributable to increased sales of several products, as well as the timing of certain sales. Sales of the Institutional Sanitary Supplies and Other segment rose 20% because of the inclusion of Magnum Research Corp., purchased in October 1999, for the entire period. The other segments were basically unchanged.

Gross profit by segment before freight and storage costs for the entire corporation increased 11%. Generally, each segment's performance mirrored that of sales, but there were some differences. Agrochemicals increased 157%; the increased sales were in very high gross profit items.

Sales of Magnum Research Corp. products also have a very high gross profit, therefore the Institutional Sanitary Supplies and Other segment gross margin showed a higher increase than sales. Industrial Chemicals increased 9% and Organic Intermediates and Colorants decreased 11%, both on basically flat sales. Both of these variations are due to the mix of products sold during the period.

Sales for the three months ended December 31, 2000 declined 22% compared with the same period in 1999. As in the six months, the decline was caused primarily by the loss of sales relating to the aforementioned supplier.

Generally, each segments' performance for the three months was comparable to the six months results, but certain segments showed more exaggerated differences, as most of the significant events occurred in the three month period ending December 31, 2000. Agrochemicals showed a 142% increase in the three month comparison. The aforementioned sales increases occurred primarily in the second quarter. Likewise, the decrease of sales in the Pharmaceutical Intermediates and Custom Manufacturing segment was entirely in the December quarter. The other segments' results were in line with the six months.

Gross profit by segment before freight and storage costs for the three months increased 13%, similar to the 11% increase for the six months. The sales lost from the one large supplier were, in most cases, low gross profit items while the segment showing a large increase, Agrochemicals, added sales of very high gross profit margins. Otherwise, the same factors apply to the six months.

Selling, general and administrative expenses for the six months ended December 31, 2000 increased by $1,598,000 or 20% compared to the same period last year. The inclusion of Schweizerhall and Magnum in the consolidated financial statements accounted for a significant part of this increase. CDC was also a major factor in this increase. In July 2000 CDC moved into their new and larger facility taking on additional overhead. Rent, real estate taxes, utilities, salaries, fringe benefits, insurance, selling expenses, advertising and depreciation all rose sharply as we prepare to expand the sanitary supply business.

Magnum, our other subsidiary in the sanitary supply business also moved into this new facility in July 2000 which offset some of these increases by eliminating common overhead expenses. Legal fees were unusually high due to an ongoing arbitration with the former owner of CDC. The implementation of a website application along with renovations at our corporate headquarters caused a significant increase in depreciation expense. Selling expenses also increased due to a general increase in travel. Telephone and advertising costs and agency and consulting fees increased slightly. Offsetting some of these increases was a slight decrease in commercial insurance and overhead in our foreign offices. For the three months there was an increase of $803,000, or 20% in selling, general and administrative expenses, compared to the same period last year. The same factors as the six months caused the increase, with only slight differences in the impact on each period.

Interest and other income decreased to $607,000 and $306,000 for the six and three months ended December 31, 2000 from $721,000 and $448,000 for the same periods last year. During both periods, interest on investments decreased significantly due to a decrease in funds available for investment. The decrease in cash available for investments was primarily due to the Company's ongoing stock repurchase program, recent acquisitions and working capital to support these new acquisitions. Offsetting some of these decreases, was a gain on marketable securities of $88,000 and $80,000 during the six and three months ended December 31, 2000 compared to a loss of $144,000 and $71,000 during the same period last year.

The effective tax rate decreased to 37.7% and 36.0% for the six months and three months ended December 31, 2000 from 39.7% and 40.5% for the same periods last year. In comparing the six month periods, the effective tax rates are within the range of the Company's traditional levels. In comparing the three month periods, a non-deductible loss from a foreign subsidiary caused an unusually high effective tax rate at December 31, 1999.

RECENT DEVELOPMENTS

The Company announced on January 29, 2001 that it has reached an agreement with Schweizerhall Holding AG, Basel, Switzerland, to purchase the Distribution Business of the Schweizerhall Pharma division of Schweizerhall Holding AG, Basel, Switzerland.

Schweizerhall Pharma's Distribution Business is an international pharmaceutical distribution business with offices located in Hamburg, Germany, Amsterdam, The Netherlands, Paris, France, Piscataway, NJ, Singapore, Mumbai, India and Hong Kong. Its principal activities are the supply of Active Pharmaceutical Ingredients (API's) and Advanced Intermediates.

The estimated purchase price of approximately $25 million includes 600,000 shares of Aceto Corporation's common stock, or approximately 10% of Aceto Corporation's current outstanding shares. It is expected that this acquisition will add continuing annual sales of approximately $90 million and be immediately accretive to Aceto Corporation's net earnings per share.

This planned acquisition does not include, nor have any interest in the Schweizerhall Development Company and/or Schweizerhall Manufacturing Company, Greenville, S.C. nor any interest in Chemische Fabrik Schweizerhall AG, Basel, Switzerland.

This acquisition, which will make Aceto Corporation a truly global pharmaceutical and chemical distribution company, will also propel Aceto Corporation to be the largest independent distributor of pharmaceutical and nutritional chemicals in the United States and one of the three largest in the world.

This acquisition is expected to close on March 26, 2001 and is conditioned on Aceto Corporation's continuing due diligence. Subsequent to closing, it is expected that Dr. H.P. Schar, Chairman of Schweizerhall Holding AG, and a long established Senior Executive in the European Chemical Industry will become a member of Aceto's Board of Directors.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101B delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Management of the Company does not believe that applying the accounting guidance of SAB No. 101 will have a material effect on its financial position or results of operations.

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

Item 3:     Submission of Matters to a Vote of Security Holders

During the period covered by this report, at an annual meeting of stockholders held on December 7, 2000, the matter of the election of eight directors to hold office until the next annual meeting of stockholders or until their successors are elected and qualified, was submitted to a vote of security-holders, through the solicitation of proxies pursuant to Regulation 14 under the Securities Act of 1933, as amended.

The nominees for directors were: Leonard S. Schwartz; Samuel I. Hendler; Richard Amitrano; Robert A. Wiesen; Albert L. Eilender; Stanley H. Fischer and John H. Schlesinger. The election of said nominees was uncontested.

The following tabulation shows with respect to each such nominee the number of votes cast for, against or withheld, the number of abstentions and broker non-votes:
                                    VOTES
                     VOTES        AGAINST OR                   BROKER
NOMINEE               FOR          WITHHELD    ABSTENTIONS    NON-VOTES

Leonard S. Schwartz   4,773,240   338,612           -             -
Samuel I. Hendler     4,954,981   156,871           -             -
Richard Amitrano      4,956,070   155,782           -             -
Robert A. Wiesen      4,950,593   161,259           -             -
Albert L. Eilender    4,812,811   299,041           -             -
Stanley H. Fischer    4,807,189   304,663           -             -
John H. Schlesinger   4,812,811   299,041           -             -


                         PART II.    OTHER INFORMATION

Item 6:     Exhibits and Reports on Form 8-K.

      (a) Exhibits - Exhibit 27.  Financial Data Schedule

      (a) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


ACETO CORPORATION


DATE: FEBRUARY 9, 2001              BY  (SIGNED)/ BY DONALD HOROWITZ
                                     Donald Horowitz, Chief Financial
                                                          Officer

DATE: FEBRUARY 9, 2001              BY  (SIGNED)/ BY LEONARD S. SCHWARTZ
                                     Leonard S. Schwartz, Chief Executive
                                                              Officer