Form 10-Q
period 2001-03-31
ACETO CORP
filed 2001-05-16
CIK 2034

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2001 Commission file number 0-4217 ACETO CORPORATION
(Exact name of registrant as specified in its charter)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report. Common Stock - 6,526,549

PART I.	FINANCIAL INFORMATION

Item 1.  Financial Statements


ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

								(Unaudited)
                                                March 31,      June 30,
      	                                       2001           2000

ASSETS

Current assets:
 Cash and cash equivalents  		            $ 21,863       $  2,811
 Short-term investments             	         1,047          2,153
 Receivables:
   Trade, less allowance for doubtful accounts:
   (March, $761; June, $239)  	              42,228         25,257
   Other                                   	   1,998          2,651
                                          	  44,226         27,908

 Inventory                                	  39,062         38,453
 Prepaid expenses                            	   1,080            622
 Deferred income tax benefit, net              	   1,080          1,436
 Property held for sale                      	     456            456

     Total current assets                 	 108,814         73,839

Long-term investments                     	     369          7,263
Long-term notes receivable                 	     829            895

Property and equipment:
 Machinery and equipment		                 782	        712
 Leasehold improvements                            1,046            872
 Computer equipment				         1,897    	1,293
 Furniture and fixtures				   	     806            803
 Automobiles					           119	        136
							         4,650	      3,816
 Less accumulated depreciation and amortization    2,598          2,527
							         2,052	      1,289

Goodwill, less accumulated amortization           11,190          4,467
  (March, $667; June, $388)
Other assets                                         296            328

Total assets                                    $123,550       $ 88,081

See accompanying notes to consolidated financial statements.



ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

 						     (Unaudited)
                                          March 31,      June 30,
                                           2001            2000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable         $    591        $    464
  Short term bank loans		              8,966		    -
  Notes payable - acquisition			  4,626		    -
  Due to Schweizerhall Holding AG		  8,987               -
  Current installments on long-term
    liabilities					    752             642
  Accounts payable                          9,218           2,788
  Accrued merchandise purchases             8,263          12,021
  Accrued compensation                      3,246           3,171
  Accrued environmental remediation         1,297           1,312
  Accrued income taxes                      1,151           1,147
  Other accrued expenses                    4,312           2,024
          Total current liabilities        51,409          23,569

Long-term liabilities, excluding current
  installments					  1,188		  908


Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000 shares;
     Issued: 9,001 shares; 		           90              90
     outstanding: March, 6,526 shares;
     June, 6,034 shares
  Capital in excess of par value           56,375          57,054
  Retained earnings                        38,830          35,697
							 95,295          92,841
   Less:
     Cost of common stock held in treasury;
      March, 2,475 shares; June, 2,967
		shares    				 24,342	     29,237

          Total shareholders' equity       70,953          63,604

Commitments and contingencies

Total liabilities and shareholders'
    equity    				     $123,550        $ 88,081


See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)


								   (Unaudited)
							      Nine Months Ended
			  	 		                March 31


   						         2001                2000

Net sales					     $121,765		 $141,548
Cost of sales    					102,137             121,832
	Gross profit			  	 19,628		   19,716

Selling, general and administrative
	expenses					 14,136              12,883

 	Operating profit  			  5,492               6,833

Other income (expense):
	Interest expense                         (2)                (29)
	Interest and other income               883                 796
							    881                 767


	Income before income taxes            6,373               7,600

Provision for income taxes                  2,350               2,986

Net income        			     $  4,023            $  4,614

Net income per common share:

	Basic		        		     $   0.67            $   0.74

	Diluted				         0.67                0.73

Weighted average shares outstanding:

	Basic					        5,992               6,211

	Diluted     			        6,021               6,358

See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

            						      (Unaudited)
		                                       Three Months Ended
                                                        March 31

			                            2001        	       2000

Net sales						$ 43,205	         $ 55,476
Cost of sales          				  35,769    	     47,140
	Gross profit                           7,436                8,336

Selling, general and administrative
	expenses			               4,663                5,008

	Operating profit          		   2,773     	      3,328

Other income (expense):
	Interest expense				       - 	              (19)
	Interest and other income                275                   75
							     275                   56


	Income before income taxes             3,048                3,384

Provision for income taxes                   1,095                1,313

Net income       				      $  1,953             $  2,071

Net income per common share:

	Basic						$   0.33             $   0.34

	Diluted					    0.33                 0.33


Weighted average shares outstanding:

	Basic						    5,966               6,165

	Diluted					    5,980               6,228


See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
									      (Unaudited)
                                                        Nine Months
Ended
								             March 31
                                                        2001       2000
Cash flows from operating activities:
  Net income                                         $ 4,023    $ 4,614
  Adjustments to reconcile net income to net
    cash provided by operating activities:
	Depreciation and amortization                      648        451
	Gain on sale of assets					     -        (21)
	Provision (recovery) for doubtful accounts         (33)        86
	Deferred tax (benefit) provision                   145       (167)
     	Changes in assets and liabilities,
  net of effects of acquisitions:
	  Investments - trading securities	 		   (41)     3,442
        Trade accounts receivable  			      (2,757)    (4,871)
        Other receivables                              1,341     (2,268)
        Inventory                                      3,727      4,111
        Prepaid expenses                                 (12)        37
        Other assets                                      32         19
Drafts and acceptances payable               		   127        (66)

Accounts payable                              		   144       (866)
	  Accrued merchandise purchases              	(3,757)       565
        Accrued compensation                              35        943
	  Accrued environmental remediation                (15)       (11)
        Accrued income taxes                    	     4        567
	  Other accrued expenses   	                     312        (86)
Net cash provided by operating activities  		 3,923      6,479

Investing activities:
  Purchases of investments - held-to-maturity            (36)    (5,306)
  Proceeds from sale of investments
   held-to-maturity        					 8,077     14,771
  Payments received on notes receivable                   66         57
  Purchases of property and equipment	              (637)      (604)
  Proceeds from sale of property				     -         21
  Payments received from Schweizerhall Holding AG	 7,162          -
  Payments for acquisitions, net of cash acquired      2,611     (6,995)
Net cash provided by investing activities             17,243      1,944

Financing activities:
  Payments of long-term debt                            (166)         -
  Proceeds from exercise of stock options                182        204
  Payments for purchases of treasury stock            (1,332)    (4,935)
  Issuance of treasury stock to employees            	    92         79
  Payments of cash dividends                            (890)    	 (953)
Net cash used in financing activities                 (2,114)    (5,605)

Net increase in cash and cash equivalents             19,052      2,818
Cash and cash equivalents at beginning of period       2,811      3,991
Cash and cash equivalents at end of period           $21,863    $ 6,809

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

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2000.

Note 2:  Business Acquisitions
a) On March 26, 2001, the Company acquired the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation (Schweizerhall Pharma). Schweizerhall, Inc., a New Jersey corporation, and a wholly owned subsidiary of Schweizerhall Holding AG sold to the Company the assets relating to its Pharmaceutical Ingredients business, and Chemische Fabrik Schweizerhall, a Switzerland corporation, and a wholly owned subsidiary of Schweizerhall Holding AG sold to the Company all of the issued and outstanding shares of its following subsidiaries: Schweizerhall GmbH; Schweizerhall Pharma International GmbH; Schweizerhall Fine Chem International GmbH; Schweizerhall France S.A.; Schweizerhall Holding Benelux B.V.; Schweizerhall Pharma Ltd; and Schweizerhall Pte. Ltd.

Schweizerhall Pharma's distribution business is an international pharmaceutical distribution business with offices located in: Hamburg, Germany; Wormereveer, The Netherlands (a suburb of Amsterdam); Paris, France; Piscataway, New Jersey; Singapore; Mumbai, India; and Hong Kong. Its principal activities are the supply of Active Pharmaceutical
Ingredients and Advanced Intermediates.

The purchase price for Schweizerhall Pharma aggregated $21,922 and consisted of 600 shares of the Company's Common Stock, the assumption of $10,742 of Schweizerhall Holding AG debt, $1,002 in cash, the issuance of notes of $4,626 and direct acquisition costs of $377. The quoted market price of the Company's common stock on March 26, 2001, of $8.625, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares issued are restricted from being traded on the open market for two years. The Company has not yet determined an appropriate adjustment, if any, to the quoted market price considering the restriction on the shares. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result at closing, Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was preliminarily allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price is pending the final determination of certain acquired balances, including accounts receivable, accounts payable, deferred tax amounts and identifiable intangibles, if any. In addition, the Company is assessing whether it may exit certain activities of the combined company, and as such has not yet made any estimate of additional liabilities that may be recorded.

The results of operations of Schweizerhall Pharma for the period from March 26, 2001 through March 31, 2001 have not been included in the accompanying consolidated statements of income as they were not material.

The excess of cost over the fair value of assets acquired (goodwill) preliminarily amounted to $5,873. The goodwill is being amortized on a straight-line basis over a period of twenty years.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. Any additional payments made in connection with inventory will be allocated to the additional inventory purchased or goodwill, as appropriate, at the time the additional payment is made. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

Pro forma results of operations were not provided as the information needed to prepare such pro formas was not yet available.

b) On January 18, 2000, the Company purchased certain assets of Schweizerhall, Inc. (Schweizerhall) for a purchase price of $6,345. The acquisition was accounted for as a purchase. The allocation of the cost of the acquisition to the assets acquired has been completed. The excess of cost over the fair value of assets acquired amounted to $2,285. The goodwill is being amortized on a straight-line basis over a period of twenty years. The assets acquired consisted of inventory and a non-competition agreement. The results of operations of Schweizerhall have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

c) On October 19, 1999 the Company purchased certain assets of Magnum Research Corp. (Magnum) for a purchase price of $1,150. Of the purchase price $650 was paid at closing, $167 was paid in October 2000 in accordance with the purchase agreement and the balance is scheduled to be paid in equal installments of $167 in October 2001 and 2002 (the October payments). The October payments are subject to downward adjustment in the event Magnum's net sales, as defined in the purchase agreement, are less than a specified amount. In the event the October payments are adjusted downward such adjustments will be recorded as reductions to goodwill.

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

Note 3:  Supplemental Cash Flow Information
Cash paid for interest and income taxes during the nine months ended March 31, 2001 and 2000 was as follows:

	                           2001       2000

          Interest             $    1     $   20
          Income taxes          2,190      2,624

Non-Cash Transactions:

In connection with the acquisition of Schweizerhall Pharma in March 2001, the Company assumed debt of $10,742 and issued 600 common shares from treasury stock at an average cost of $9.84 each.

In connection with the settlement of arbitration (note 10) the Company recorded a reduction to long term liabilities and goodwill for $360.

In connection with the acquisition of Magnum in October 1999, the Company recorded $500 of amounts due the previous owner as a liability.

Note 4:  Segment Information
The Company has six reportable segments which are organized by products:
(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas,
(3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and (6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments as they are not provided to the chief operating decision maker. The Company evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the three and nine months ended March 31, 2001 and 2000 follows:






			Nine Months Ended March 31, 2001 and 2000


	  Agri-   Indust  Organic   Pharma    Pharma    Other(1) Consolid
	  Chems   Chems   Intermed  Biochem   Intermed           Totals
2001
Net
 sales  $10,199 $38,365  $35,544  $26,360   $7,271   $4,026   $121,765
Gross
 profit   3,761   6,997    4,738    5,443    1,164    1,540     23,643
Unallo-
 cated
 cost of
 sales(2)									     4,015
Net gross
 profit									  $ 19,628

2000
Net
 sales  $ 7,630  37,381   36,014   27,014   30,076    3,433   $141,548
Gross
 profit   2,628   6,823    5,283    4,821    2,190    1,162     22,907
Unallo-
 cated
 cost of
 sales(2)									     3,191
Net gross
 profit									  $ 19,716


Three Months Ended March 31, 2001 and 2000


	  Agri-   Indust  Organic   Pharma    Pharma    Other(1) Consolid
	  Chems   Chems   Intermed  Biochem   Intermed           Totals

2001
Net
 sales  $4,792 $13,857  $12,472   $8,565    $2,037    $1,482   $43,205
Gross
 profit  1,460   2,341    1,674    2,000       729       642     8,846
Unallo-
 cated
 cost of
 sales(2)									     1,410
Net gross
 profit									   $ 7,436

2000

Net
 sales  $4,741  12,828  12,618    11,975    11,995     1,319   $55,476
Gross
 profit  1,735   2,548   1,832     2,009       874       625     9,623
Unallo-
 cated
 cost of
 sales(2)									     1,287
Net gross
 profit									   $ 8,336

(1) Represents the Institutional Sanitary Supplies and Other segment.
(2) Represents freight and storage costs that are not allocated to a segment.

Foreign segment disclosures that became applicable as a result of the recent acquisition of Schweizerhall Pharma are presented below.

				       	   Long-Lived Assets

						2001			2000

United States				4,155			3,816
Germany                               260                 -
Holland                               141                 -
France                                 63                 -
Singapore                              27                 -
China                                   4                 -
                        	      4,650             3,816

Note 5:  Interest and Other Income

Interest and other income earned during the nine and three months ended March 31, 2001 and 2000 was comprised of the following:

						   Nine Months 	    Three Months
      						Ended			  Ended
                                         March 31,		 March 31,
						2001	     2000      2001      2000

Dividends				     $  94 	   $   35  	  $  75     $   7
Interest	  			       449        692	    161       159
Net gain (loss) on investments     	  39 	     (333)      (49)     (189)
Net gain on sale of assets	  	   - 		 21 	      -        11
Royalty income	                   225        331        75        73
Miscellaneous     	              76 	       50	     13        14
		                       $ 883	   $  796	  $ 275     $  75

Note 6:  Net Income per Common Share

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

						Nine Months	        Three Months
  						 Ended		     Ended
  						March 31,	          March 31,
                                  2001	   2000      2001      2000

Net income				  $ 4,023	 $ 4,614   $ 1,953   $ 2,071
Preferred stock dividend	        -        (29)        -         -
Net income available for common
  shareholders 			    4,023      4,585     1,953     2,071

Weighted average common shares    5,992      6,211     5,966     6,165
Effect of dilutive securities:
  Stock options				 29	      76	    14        63
  Convertible preferred stock	        -	      71	     -         -
Weighted average common and
  potential common shares
  outstanding 			    6,021	   6,358	 5,980     6,228


Basic income per share		   $ 0.67	  $ 0.74   $  0.33   $  0.34
Diluted income per share           0.67       0.73      0.33      0.33

For the three months ended March 31, 2001, December 31, 2000, September 30, 2000, March 31, 2000, December 31, 1999 and September 30, 1999,
employee stock options of 550, 287, 233, 233, 240 and 220 shares were not included in the net income per share calculation because their effect would have been antidilutive.

Note 7:  Accounting for Derivatives and Hedging Activities

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

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of our financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular
foreign currency at a future date and at a specific price.   Since
futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at March 31, 2001 in the amount of $84. The hedge contracts flow through cost of goods sold in the consolidated statement of income. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

Note 8:  Comprehensive Income

The Company has no items of other comprehensive income, therefore there is no difference between the Company's comprehensive income and net income.

Note 9:  Supplier Arrangement

In October 2000, a large supplier of the Company terminated its long standing arrangement. At the time of the notice of termination the Company had confirmed purchase orders from the supplier and confirmed sales orders from customers. The Company believes that it has fulfilled all its obligations associated with the arrangement and as such recorded in net sales a sales commission for lost profits of approximately $904 and a reduction to cost of sales of approximately $264 to cover losses incurred on foreign currency hedging of these purchase orders. During the third quarter ended March 31, 2001 the Company received advice from legal counsel indicating that they are entitled to compensation for any losses incurred as well as the sales commission.

Note 10:  Settlement of Arbitration

Subsequent to March 31, 2001 the Company received a decision from the arbitrators regarding the claims made by the Company and previous owner of CDC Products Corp. (CDC). The decision denied all claims made against the Company by the previous owner and reduced the purchase price of CDC by $360. As a result the Company recorded the reduction of the outstanding liability owed to the previous owner by $360 and recorded a reduction to goodwill for the same amount on the accompanying balance sheet as of March 31, 2001.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES:
On March 26, 2001 the Company invested $21.9 million, which included 600,000 shares of common stock from treasury valued at $5.2 million, $4.6 million in notes, $1.0 million in cash, the assumption of debt for $10.7 million and direct acquisition costs of $377,000 to acquire the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies have an existing credit facility with a european financial institution. This credit facility provides the Company with 12.0 million Euros (approximately $10.7 million) which was fully utilized as of March 31, 2001.

In addition to the funds used for the acquisition, the Company paid $1.3 million, during the nine months ended March 31, 2001, in a continuation of its stock repurchase program. The increase in accounts receivable was primarily due to extended payment terms for sales by the Agricultural segment to meet competition. The changes in inventory, accounts payable and accrued merchandise purchases can be attributed mostly to the timing of merchandise purchases.

The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures related to the expansion of existing business.


RESULTS OF OPERATIONS:
The Company acquired certain assets of Magnum Research Corp. and Schweizerhall Inc. in October 1999 and January 2000, respectively. The results of operations relating to these acquisitions are included in the consolidated statement of income from the respective dates of the acquisitions. On March 26, 2001, the Company acquired the distribution business of Schweizerhall Pharma division of Schweizerhall Holding AG. The results of operations of Schweizerhall Pharma for the period from March 26, 2001 through March 31, 2001 have not been included in the following consolidated statements of income as they were not material.


Net Sales By Segment
                     Nine Months Ended March 31

Segment		      2001			   2000
			$ thousand	% oftotal	$ thousand	% oftotal


Agrochemicals	10,199	8.4		7,630		5.4

Industrial
Chemicals		38,365   	31.5		 37,381	26.4

Organic
Intermediates
& Colorants		35,544	29.2		 36,014	25.4

Pharmaceutical
Biochemicals &
Nutritionals	26,360	21.6		 27,014	19.1

Pharmaceutical
Intermediates
& Custom Mfg.	7,271		6.0 		 30,076	21.3

Institutional
Sanitary
Supplies and
Other			4,026		3.3		 3,433	 2.4

TOTAL NET
SALES		     121,765	100.0		141,548	100.0

Gross Profit By Segment
Nine Months Ended March 31

Segment		      2001			   2000
			$ thousand	% of total	$ thousand % of total

Agrochemicals	3,761		15.9		2,628		11.5

Industrial
Chemicals		6,997		29.6		6,823		29.8

Organic
Intermediates
& Colorants		4,738		20.1		5,283		23.1

Pharmaceutical
Biochemicals &
Nutritionals	5,443		23.0		4,821		21.0

Pharmaceutical
Intermediates
& Custom Mfg.	1,164		4.9		2,190		9.5

Institutional
Sanitary
Supplies and
Other			1,540		6.5		1,162		5.1

TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS	23,643	100.0		22,907	100.0

Net Sales By Segment
Three Months Ended March 31

Segment		   2001			   2000
			$ thousand % of total   $ thousand  % of total

Agrochemicals	4,792		11.1		4,741		8.6

Industrial
Chemicals		13,857	32.1		12,828	23.1

Organic
Intermediates
& Colorants		12,472	28.9		12,618	22.7

Pharmaceutical
Biochemicals &
Nutritionals	 8,565	19.8		11,975	21.6

Pharmaceutical
Intermediates
& Custom Mfg.	 2,037	4.7 		11,995	21.6

Institutional
Sanitary
Supplies and
Other			 1,482	3.4		 1,319	 2.4

TOTAL NET
SALES			43,205	100.0		55,476	100.0

Gross Profit By Segment
Three Months Ended March 31

Segment		      2001			   2000
			$ thousand	% of total  $ thousand % of total

Agrochemicals	1,460		16.5		1,735		18.0

Industrial
Chemicals		2,341		26.5		2,548		26.5

Organic
Intermediates
& Colorants		1,674		18.9		1,832		19.0

Pharmaceutical
Biochemicals &
Nutritionals	2,000		22.6		2,009		20.9

Pharmaceutical
Intermediates
& Custom Mfg.	  729		 8.2		 874		 9.1

Institutional
Sanitary
Supplies and
Other			  642		 7.3		 625		 6.5

TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS	8,846		100.0		9,623		100.0


Sales and Gross Profit
Sales decreased 14% for the nine months ended March 31, 2001 compared with the same period last year.

In October 2000, the Company and the Company's largest supplier terminated their supply arrangement regarding pharmaceutical products, while continuing to supply certain industrial chemicals. This supplier accounted for approximately 18% and 21% of the Company's sales and purchases in fiscal 2000, respectively. The loss of sales of this supplier's products was the primary cause of the decline in sales.

Sales of the Pharmaceutical Intermediates and Custom Manufacturing segment fell 76%. The above mentioned supplier was the principal supplier to this segment and the sales decrease is directly related.

Sales of Agrochemicals increased 34% due to increased sales of several products, and the Institutional Sanitary Supplies and Other segment showed an increase of 17%, due to a general increase in demand as well as the inclusion of Magnum Research Corporation, purchased in October 1999, for the entire period.

Sales of the other segments were basically unchanged.

Gross profit by segment before freight and storage costs for the entire corporation increased 3% for the nine months.

The Pharmaceutical Intermediates and Custom Manufacturing and Pharmaceutical Biochemicals and Nutritionals segments benefited from a sales commission earned with the aforementioned major supplier relating to profits on open orders at the time of termination of the relationship. This caused both segments to show substantially better results in gross profit than sales - a 13% increase for the Pharmaceutical Biochemicals and Nutritionals segment and a 47% decrease for the Pharmaceutical Intermediates and Custom Manufacturing segment.

The Institutional Sanitary Supplies and Other segment rose 33%. Sales of Magnum Research Corporation products have a very high gross profit margin; again, the inclusion of these sales for the entire period was the reason for the greater increase in gross profit than sales.

Sales for the three months ended March 31, 2001 declined 22% compared with the comparable period in the prior year. As in the nine months, the decline was caused primarily by the loss of sales relating to the aforementioned supplier, though the effects were somewhat greater because the entire period was affected.

The Pharmaceutical Intermediates and Custom Manufacturing segment and the Pharmaceutical Biochemical and Nutritional segment showed sales decreases of 83% and 28%, respectively, a direct result of the terminated supply arrangement, though sales of nutriceuticals also showed a 30% decline, caused by lower sales prices. The lower sales prices are a result of increased competition.

The Industrial Chemicals segment and the Institutional Sanitary Supplies and Other segment showed increases of 8% and 12%, respectively, both caused by a general increase in demand on their product lines. The other segments were basically unchanged.

Gross profit by segment before freight and storage costs for the three months decreased 8%. The significantly smaller decrease in gross profit than sales was related to the previously mentioned sales commissions earned from a former major supplier. The Pharmaceutical Intermediates and Custom Manufacturing segment showed a gross profit decline of only 17% compared with a sales decline of 83%. Likewise, the gross margin of the Pharmaceutical Biochemical and Nutritional segment were essentially flat, compared with a sales decline of 28%.

The remaining segments recorded a decreased performance in gross margin than sales. The Industrial Chemicals segment decreased 8%, on sales increase of 8%. The Organic Intermediates and Colorants sector decreased 9%, basically on flat sales. The Agrochemicals sector decreased 16%. All of these decreases are due to the mix of products sold during the quarter.

Selling, general and administrative expenses for the nine months ended March 31, 2001 increased by $1,253,000 or 10% compared to the same period last year. A majority of the increase can be attributed to the Schweizerhall acquisition in January 2000. These additional expenses were related to an increase in personnel and an expansion of our office facility. The relocation of CDC in July 2000 into their new and larger facility accounted for the balance of the increase. Many of CDC's operating expenses increased significantly including rent, real estate taxes, utilities, salaries, fringe benefits, liability insurance, selling expenses, advertising and depreciation.

For the three month comparable periods expenses actually declined. Although there were significant increases in CDC expenses as previously discussed in the nine month comparison, the effect of the Schweizerhall acquisition was present in both three month periods. Decreases in compensation and legal expenses in addition to the closure of our German office more than offset the increase in CDC expenses.

The total of interest and other income was virtually unchanged for the nine month comparable periods although there were some significant changes in the components. Interest income decreased by 35% to $449,000 from $692,000. Lower cash available for investment, primarily due to recent acquisitions and working capital to support these new acquisitions in addition to the Company's stock repurchase program, accounted for the decline in interest income.

For the three months ended March 31, 2001, the Company received a dividend from a foreign investment. In addition, the loss on investments was $49,000 compared to $189,000 for the same period last year. These two factors resulted in an increase in other income to $275,000 from $75,000 in the prior year.

The effective tax rates decreased to 36.9% and 35.9% for the nine months and three months ended March 31, 2001 from 39.3% and 38.8% for the same periods last year.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements". SAB No. 101 provides the SEC staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. SAB No. 101B delayed the implementation date for registrants to adopt the accounting guidance contained in SAB No. 101 by no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. Applying the accounting guidance of SAB No. 101 will not have a material effect on its financial position or results of operations.

In September 2000, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs". EITF 00-10 requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenues earned for goods provided and should be classified as revenue, and costs incurred by the seller for shipping and handling can be classified as either cost of goods sold or as an operating expense with disclosure. EITF 00-10 is required to be adopted no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. A reclassification of revenue recorded for shipping and handling will be recorded upon the adoption of EITF-00-10. Management anticipates that the reclassification will be approximately $275,000 for the nine months ended March 31, 2001.

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

ACETO CORPORATION

DATE    May 14, 2001              	BY (signed) / by Donald Horowitz
						  Donald Horowitz, Chief Financial
										Officer

DATE    May 14, 2001                BY (signed) / by Leonard S. Schwartz

						  Leonard S. Schwartz, President