Form 10-K
period 2001-06-30
ACETO CORP
filed 2001-09-28
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001
                          Commission file number 0-4217

                                ACETO CORPORATION
             -------------------------------------------------------
             (Exact name of the company as specified in its charter)

                    New York                             11-1720520
                    --------                             ----------
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)              identification No.)

          One Hollow Lane, Suite 201
             Lake Success, New York                        11042
             ----------------------                        -----
             (Address of principal                       (Zip Code)
               executive offices)

Company's telephone number, including area code:  (516) 627-6000

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
          -------------------------------------------------------------
                                (Title of Class)
                         -------------------------------




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

Yes  X      No
   -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the period covered by this report. 6,503,707

         The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of September 21, 2001 was $47,693,071.

         Documents incorporated by reference: The information required in response to Part III of Form 10-K is hereby incorporated by reference to the specified portions of the Company's proxy statement for the Annual Meeting of Shareholders to be held on December 6, 2001.









                            [Cover page 2 of 2 pages]

                                ACETO CORPORATION
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2001
                                TABLE OF CONTENTS


Item Number                                                 Description                                          Page
-----------                                                 -----------                                          ----

                                                             PART I.

Item 1.           Business............................................................................            1
Item 2.           Properties..........................................................................            5
Item 3.           Legal Proceedings...................................................................            6
Item 4.           Submission of Matters to a Vote of Security Holders.................................            6

                                                             PART II.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.............................................................................            7
Item 6.           Selected Financial Data.............................................................            8
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of
                  Operations..........................................................................            9
Item 7A.          Quantitative and Qualitative Disclosures About Market
                  Risk................................................................................            13
Item 8.           Financial Statements and Supplementary Data.........................................            13
Item 9.           Changes In and Disagreements With Accountants on Accounting and Financial
                  Disclosure..........................................................................            14

                                                            PART III.

Item 10.          Directors and Executive Officers of the Company.....................................            14
Item 11.          Executive Compensation..............................................................            14
Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management..........................................................................            14
Item 13.          Certain Relationships and Related Transactions......................................            14

                                                             PART IV.

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form
                  8-K.................................................................................            14
                  Signatures..........................................................................            42

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: THE INABILITY TO MANAGE OUR RECENT RAPID GROWTH, UNFORESEEN ENVIRONMENTAL LIABILITIES AND THE UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD. THESE RISKS ARE DETAILED IN PART I, ITEM 1 "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

                                     PART I

ITEM 1.  BUSINESS

Aceto Corporation (the Company), was incorporated in 1947 in the State of New York. The Company is primarily engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. The Company sells approximately 1,000 chemicals used in these and other related industries.

                               RECENT ACQUISITIONS

On March 26, 2001, the Company acquired (i)the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation, and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

Schweizerhall Pharma's distribution business is an international pharmaceutical distribution business with offices located in: Hamburg, Germany; Wormerveer, The Netherlands (a suburb of Amsterdam); Paris, France; Piscataway, New Jersey; Singapore; Mumbai, India; and Hong Kong. Its principal activities are the supply of Active Pharmaceutical Ingredients and Advanced Intermediates.

The products sold by Schweizerhall Pharma are in the Pharmaceuticals, Biochemicals & Nutraceuticals and Pharmaceutical Intermediates and Custom Manufacturing segments sold by the Company; therefore there is no change in the types of products sold or the methods of distribution.

The purchase price for Schweizerhall Pharma aggregated $22,709,000 and consisted of 600,000 shares of the Company's Common Stock $.01 par value (Common Stock), the assumption of $8,966,000 of Schweizerhall Holding AG debt, $2,778,000 in cash, the issuance of notes of $4,626,000 and direct acquisition costs of $1,164,000. The quoted market price of the Common Stock on March 26, 2001, $8.625, was used to approximate the fair value of the 600,000 shares issued, which amounted to $5,175,000. The shares issued are restricted from being traded on the open market for two years. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result at closing, Schweizerhall Holding AG paid $7,162,000 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987,000 and was released from a portion of the debt assumed at closing.

                               REPORTABLE SEGMENTS

The Company is organized into six reportable segments, organized by product: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals, (4) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates & Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment.

Information concerning revenue and profit attributable to each of the Company's business segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part IV, Item 14, Note 16 of "Notes to Consolidated Financial Statements," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.


                             PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2001 and 2000, approximately 30% and 40%, respectively, of the Company's purchases of chemicals came from Europe and approximately 55% and 45%, respectively, from Asia.

The Company's customers are located primarily in the United States, though sales are made worldwide. The customers include a wide range of companies in the chemical and pharmaceutical industries, and range from small trading companies to Fortune 500 corporations. During fiscal 2001 and 2000, 75% and 86% of sales, respectively, were in the United States.
The sales outside the United States totaled $43,942,000. Approximately 80% of these international sales were in Mexico, Brazil, Singapore, Canada, Germany, France, United Kingdom and The Netherlands.

The chemical industry is highly competitive. The Company competes by offering high quality products produced around the world by both large and small manufacturers at attractive prices. The Company has the ability, based on its long relationship with many suppliers as well as its sourcing offices in China and India, to offer products manufactured at a facility that is appropriate for that product. For the most part, the Company stores its inventory of chemicals in public warehouses strategically located throughout the United States, Europe and Singapore, and can therefore fill orders rapidly from inventory. The Company has developed ready access to key purchasing, research and technical executives of both its customers and suppliers and has the ability to obtain quick decisions, when necessary, because of such access. The Company does not consider itself to be a significant factor in the chemical industry taken as a whole.

Total long-lived assets in the United States were $1,986,000 and $1,289,000 as of June 30, 2001 and 2000, respectively. Total long-lived assets outside the United States were $553,000 and -0- at June 30, 2001 and 2000, respectively.

No single product accounted for as much as 10% of net sales in fiscal 2001 or 2000. One of the Company's pharmaceutical products accounted for 15% of net sales in fiscal 1999. No single customer accounted for as much as 10% of net sales in fiscal 2001 or 2000. One of the Company's former customers, DuPont Pharmaceutical Company, accounted for 16% of net sales in fiscal 1999. One of the Company's suppliers accounted for 21% and 29% of total purchases in fiscal 2000 and 1999, respectively. No supplier accounted for as much as 10% of purchases in fiscal 2001.

The Company holds no patents, trademarks, licenses, franchises or concessions which it considers to be material to its operations.

Sales of certain of the Company's chemicals are higher in the last six months of the fiscal year. For the most part, the Company warehouses the products that it sells and fills orders from inventory. The Company does not have and has not experienced a material amount of backlogs.

A subsidiary of the Company, Aceto Agricultural Chemicals Corp., markets certain agricultural chemicals and contracts for the manufacture of other agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of three such task force groups. The Company may be required to make additional payments in the future.

Compliance with Federal, State and local regulations which have been enacted or adopted regarding the discharge of materials into the environment has not had a material effect on the capital expenditures and competitive position of the Company. During fiscal 1993, the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500,000 was recorded in fiscal 1993.

During fiscal 1997, however, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800,000. At June 30, 2001 and 2000, the remaining liability was $1,292,000 and 1,312,000, respectively. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe any additional amount will cause a material adverse effect on the overall financial position or liquidity of the Company. However, any remediation required above the liability established could materially affect the Company's results in a particular reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

At June 30, 2001, the Company employed approximately 240 persons, none of whom were covered by a collective bargaining agreement.

                                  RISK FACTORS

IF WE ARE UNABLE TO MANAGE OUR RECENT RAPID GROWTH, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

We have made four significant acquisitions since November 1998 and may expand our current operations through additional acquisitions. A failure to effectively manage this growth may adversely affect our business and financial condition.

As a result of these recent acquisitions, we have experienced significant revenue growth and have expanded the number of our employees and the geographic scope of our operations. Our operations now represent the full spectrum of chemical sales and distribution. This rapid growth has placed, and will continue to place, significant demands on our management, technical and other resources. Additionally, the successful expansion of our operations will depend on our ability to secure adequate sources of specialty chemicals on commercially reasonable terms and attract and retain skilled management. We can give no assurance, however, that we will be able to manage this growth successfully.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR COMPETITORS, MANY OF WHOM HAVE A GREATER MARKET PRESENCE AND GREATER RESOURCES THAN US, WE WILL NOT BE ABLE TO INCREASE OUR REVENUES AND OPERATE PROFITABLY.

The worldwide chemical market is intensely competitive and we can give no assurance that we will be able to compete successfully against our competitors.

We face competition from global and regional distributors of chemical products, many of whom are large chemical manufacturers as well as distributors. Our ability to increase our revenues and operate profitably is directly related to our ability to compete with these competitors. Many of these companies have substantially greater resources than us, including financial, marketing and distribution resources.

UNFORSEEN ENVIRONMENTAL LIABILITIES AND/OR COSTS ASSOCIATED WITH COMPLIANCE WITH ENVIRONMENTAL LAWS WOULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL PERFORMANCE.

Our operations, the distribution of chemical products, are subject to federal, state, local and foreign environmental laws and regulations. Many of these laws and regulations provide for substantial remediation costs in the event of discharges of contaminants and fines and criminal sanctions for violations. If existing environmental regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws may be substantial.

Although it is our policy to comply with all environmental laws and regulations and we believe that we currently are in substantial compliance with all such laws and regulations, we cannot assure you that we will not incur material environmental liabilities or that compliance with such laws will not require material capital expenditures by us. Such liabilities and/or costs could adversely affect our financial condition.

     THE UNCERTAIN MILITARY, TERRORIST, POLITICAL AND ECONOMIC CONDITIONS IN
                THE WORLD COULD MATERIALLY DISRUPT OUR BUSINESS.

In fiscal year 2001, approximately 25% of our revenues were attributable to operations conducted abroad and to export sales. We expect this percentage to increase in fiscal year 2002 due to our recent acquisition of the foreign operations of Schweizerhall Pharma. The recent terrorist attacks in the United States and the escalation of military actions in other countries could materially disrupt our business.

In addition, in certain countries where we currently operate, export, intend to operate or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

      WE MAY FACE UNINSURED LIABILITIES INHERENT IN THE CHEMICAL INDUSTRY.

Our operations are subject to risks inherent in the chemical industry, such as explosions, fires, chemical spills or releases, pollution and other environmental risks. We maintain general liability insurance and property and business interruption insurance with coverage limits we believe are adequate. However, it is possible that liabilities for pollution and other damages arising from a major occurrence could exceed our insurance coverage or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage and suspension of our operations, could have a material adverse effect on us.

        BECAUSE OUR BUSINESS IS AFFECTED BY CHANGES IN CURRENCY MARKETS, FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR
                             RESULTS OF OPERATIONS.

A portion of our revenues is denominated in currencies other than the U.S. dollar because certain of our foreign subsidiaries operate in their local currencies. Accordingly, our results of operations and financial condition may be adversely affected by fluctuations in the exchange rates between such currencies and the U.S. dollar. Moreover, we may incur significant costs in connection with conversions between currencies.

ITEM 2.  PROPERTIES

The Company's general headquarters and main sales office occupy approximately 26,000 square feet of leased space in a modern office building in Lake Success, New York. The lease expires in April 2011.

Two of the Company's subsidiaries, in the sanitary supply business, occupy 44,000 square feet of leased space in an industrial park in New Hyde Park, New York. The lease expires in November 2009.

The Company's former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, owned by the Company. This parcel contains one building with approximately 5,000 square feet of office space. The property is held for sale.

The Company recently assumed the leases of additional offices in Waldshut, Germany; Hamburg, Germany; Wormerveer, The Netherlands; Paris, France; Singapore and Mumbai, India as part of the Schweizerhall Pharma acquisition. The offices are used for sales and administrative purposes. The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not involved in any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a formal vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is traded in the National Market System of NASDAQ (Symbol: ACET) and was quoted at prices* ranging as follows:

FISCAL 2001                 HIGH              LOW
First Quarter             $11.688           $ 9.125
Second Quarter             10.188             7.625
Third Quarter               9.063             8.063
Fourth Quarter             10.020             8.290

FISCAL 2000                 HIGH              LOW
First Quarter             $12.375           $10.500
Second Quarter             12.094            10.000
Third Quarter              11.563             8.125
Fourth Quarter             11.188             7.750


*Represents high and low prices for actual transactions.

A cash dividend of $0.16 per common share was paid in June 2001. Cash dividends of $0.15 per common share were paid in January 2001, June 2000 and January 2000.

As of September 21, 2001, there were approximately 700 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 5,200,000 shares and counted as owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

ITEM 6.  SELECTED FINANCIAL DATA

             (In thousands, except per share amounts)


YEARS ENDED JUNE 30                           2001                2000             1999               1998             1997
-------------------------                     ----                ----             ----               ----             ----
Net sales                                 $178,154 (1)          $185,308         $169,725           $183,356         $169,888

Net income                                   4,245                 6,344            6,091              7,557            6,228 (2)(3)

Net income per                            $   0.69              $   1.01         $   0.90           $   1.08         $   0.82 (2)(3)
 common share -
 diluted (4)

Total assets                               105,173                88,081           86,159             84,379           86,145

Working capital                             55,259                50,270           49,459             54,423           48,927

Long-term                                      671                   908              925                  -              500
 liabilities

Redeemable preferred                             -                     -              750                750              750
  stock

Shareholders' equity                        69,203                63,604           63,982             63,261           60,434

Number of common                             6,504                 6,035            6,416              6,699            6,981
 shares outstanding
 at year end (4)

Book value per                            $  10.64              $  10.54         $   9.97           $   9.44         $   8.66
 common share (4)

Cash dividends per                        $   0.31              $   0.30         $   0.26           $   0.25         $   0.24
 common share (4)

(1) Includes the acquisition of the Schweizerhall Pharma distribution business on March 26, 2001 as more fully described in Item 1.
(2) Includes an after-tax charge of $187 ($.03/share)in final settlement of a complaint by the U.S. Department of Justice sent to the Company on February 10, 1995. The complaint alleged violation of the Resource Conservation and Recovery Act (RCRA) by a then wholly owned subsidiary in Waterbury, CT. This subsidiary was sold on June 19, 1996.
(3) Includes an after-tax charge of $480 ($.06/share)to cover a revised estimate for remediation of the Company's former manufacturing site in Carlstadt, NJ.
(4)      Adjusted for stock split and dividend, as appropriate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: THE INABILITY TO MANAGE OUR RECENT RAPID GROWTH, UNFORESEEN ENVIRONMENTAL LIABILITIES AND THE UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD. THESE RISKS ARE DETAILED IN PART I, ITEM 1 "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

LIQUIDITY AND CAPITAL RESOURCES:

At June 30, 2001, the Company had $7.3 million in cash, $1.0 million in short term investments, $8.9 million of short term bank loans and $2.3 million of acquisition related debt. Working capital was $55.3 million at June 30, 2001.

On March 26, 2001 the Company invested $22.7 million, which included 600,000 shares of common stock from treasury valued at $5.2 million, $4.6 million in notes, $2.7 million in cash, the assumption of debt for $9.0 million and acquisition costs of $1.2 million to acquire the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies had an existing credit facility with a European financial institution. This facility provides the Company with a line of credit of 12.5 million Euros (approximately $10.6 million) of which $8.9 million was utilized as of June 30, 2001. The Company has $6.3 million of available credit under all its financing arrangements as of June 30, 2001.

In addition to the funds used for the acquisition, the Company paid $1.6 million, during the year ended June 30, 2001, in a continuation of its stock repurchase program. The changes in inventory, accounts payable and accrued merchandise purchases can be attributed mostly to the timing of merchandise purchases.

The Company believes that its financial condition is strong and that its cash, other liquid assets, operating cash flows, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures related to the expansion of existing business.


RESULTS OF OPERATIONS:

                                                                Net Sales By Segment
                                                               (Dollars in Thousands)

Segment                                 2001                           2000                          1999
                                        ----                           ----                          ----

                                                % of                           % of                          % of
                                  Sales         Total           Sales          Total          Sales          Total
                                  -----         -----           -----          -----          -----          -----
Agrochemicals                    $13,133          7.4          $11,417           6.2         $10,377           6.1

Industrial Chemicals
                                  51,093         28.7           49,874          26.9          44,722          26.3

Organic Intermediates &
Colorants
                                  46,809         26.3           49,861          26.9          38,946          22.9

Pharmaceuticals,
Biochemicals & Nutritionals
                                  47,736         26.8           35,448          19.1          28,272          16.7

Pharmaceutical
Intermediates & Custom Mfg.
                                  13,401          7.5           33,202          17.9          44,255          26.1

Institutional Sanitary
Supplies & Other

                                   5,982          3.3            5,506           3.0           3,153           1.9
                                --------        -----          -------         -----        --------         -----

TOTAL NET SALES
                                $178,154        100.0         $185,308         100.0        $169,725         100.0
                                ========        =====         ========         =====        ========         =====

                                                          Gross Profit By Segment
                                                               (In Thousands)

Segment                                 2001                           2000                          1999
                                        ----                           ----                          ----
                                    Gross        % of           Gross          % of           Gross          % of
                                    Profit       Total          Profit         Total          Profit         Total
                                    ------       -----          ------         -----          ------         -----


Agrochemicals                     $4,943          14.5          $3,930          12.2          $3,740          14.1

Industrial Chemicals
                                   9,320          27.4           9,183          28.8           7,703          29.3

Organic Intermediates &
Colorants
                                   6,209          18.3           7,308          22.8           5,397          20.5

Pharmaceuticals,
Biochemicals & Nutritionals
                                   9,270          27.3           6,336          19.7           4,769          18.3

Pharmaceutical
Intermediates & Custom Mfg.
                                   2,678           7.9           2,657           8.4           3,331          12.5

Institutional Sanitary
Supplies & Other

                                   1,562           4.6           2,602           8.1           1,354           5.3
                                 -------         -----         -------         -----         -------         -----

TOTAL GROSS
PROFIT BY
SEGMENT
                                 $33,982         100.0         $32,016         100.0         $26,294         100.0

UNALLOCATED COST OF SALES
                                   5,365                         4,812                         3,555
                                 -------                       -------                       -------

NET GROSS PROFIT
                                 $28,617                       $27,204                       $22,739
                                 =======                       =======                       =======

SALES AND GROSS PROFIT
In fiscal 2001 compared with 2000, net sales decreased 4%. Although the overall sales decrease was relatively small, several of the segments showed significant changes.

The acquisition of Schweizerhall Pharma, which closed March 26, 2001, accounted for $17,798,000 or 10% of net sales for the year of which $13,319,000 was in the Pharmaceuticals, Biochemicals & Nutritionals segment. The contribution of this acquisition, offset somewhat by the loss of sales resulting from the termination of a supply agreement with a major supplier, resulted in this segment's 35% increase, to $47,736,000, from $35,448,000. Sales under the supply agreement with the major supplier that was terminated accounted for approximately $15.0 million of sales in 2000.

The balance of the sales resulting from that acquisition, $4,479,000, were in the Pharmaceutical Intermediates & Custom Manufacturing segment. This segment had an overall decrease of $19,801,000 to $13,401,000 or 60%. The major supplier referred to earlier was the principal supplier to this segment and the sales decrease excluding the new sales from the Schweizerhall Pharma acquisition is directly related.

The Organic Intermediates & Colorants segment experienced a 6% decrease in sales, to $46,809,000 from $49,861,000. Dyes and pigment intermediates showed across the board decreases due to a general weakening of demand. This was offset somewhat by sales of pigments and agricultural intermediates, two relatively new areas, which showed significant growth from the continuing development of new products.

Sales of the Agrochemicals segment also increased to $13,133,000 from $11,417,000, or 15%. This was due primarily to increased sales of two products, with all other products remaining relatively flat.

The other two segments, Industrial Chemicals and Institutional Sanitary Supplies & Other, were basically unchanged.

Gross profit by segment before freight and storage costs for the entire corporation for the year increased 6% for the year to $33,982,000 from $32,016,000.

Unallocated cost of sales, primarily storage and certain freight costs, increased 11% to $5,365,000 from $4,812,000. The inclusion of Schweizerhall Pharma for the fourth quarter, fuel surcharges on domestic freight and increased goods in warehouses as a result of the acquisitions accounted for the increase. Therefore, since the percent increase in unallocated cost of sales was greater than the increase in total gross profit by segment, net gross profit increased by a slightly lesser percentage.

The Pharmaceutical Intermediates & Custom Manufacturing segment benefited from a sales commission earned with the aforementioned major supplier relating to profits on open orders at the time of termination. This, coupled with the gross profit of $832,000 relating to sales of this segment resulting from the Schweizerhall Pharma acquisition, at substantially higher gross margins than the lost sales, resulted in gross margins being virtually unchanged, in spite of the sales decrease.

The profit margins on sales from the Schweizerhall Pharma acquisition in the Pharmaceuticals, Biochemicals and Nutritional segment of $1,976,000 were within that segment's normal range. This segment also benefited from the sales commission earned relating to the previously mentioned major supplier. This accounts for the somewhat larger percentage increase in gross profit than sales.

Gross profits in the Agrochemicals sector increased 26%, greater than the 15% increase in sales. Increased sales of higher profit products, combined with a decrease in certain product reregistration costs, caused this.

The Organic Intermediates & Colorants sector showed a greater percentage decrease in gross profit than sales. This was caused by increased competition. The Industrial Chemicals segment was virtually unchanged, the same as in sales. Lastly, gross profits in the Institutional Sanitary Supplies and Other segment fell 40% caused by a shift in product mix towards lower profit products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative expenses increased by $4,730,000 to $22,761,000 in fiscal 2001 compared to $18,031,000 in fiscal 2000. The acquisition and inclusion of the Schweizerhall Pharma business as of March 26, 2001 accounted for $1,900,000 of the increase. Costs related to the acquisition and assimilation of the acquired business in addition to the related amortization of goodwill and intangible assets also contributed to the overall increase. Fiscal 2001 includes a non-recurring employee separation charge of $994,000. Selling expenses increased due to an increased presence in China and the promotional expenses related to our recent acquisitions. Compensation related costs also increased as new positions were added to support the growth and expansion of the Company.

Selling, general and administrative expenses increased by $2.7 million to $18.0 million in fiscal 2000 compared to $15.3 million in fiscal 1999. The inclusion of CDC and Magnum in the consolidated financial statements accounted for $1.5 million of this increase. Additional costs relating to the January 2000 Schweizerhall acquisition accounted for a large portion of the remaining increase. Compensation expense and fringe benefits increased due to routine annual increases. Selling expenses increased due to our expanding China office and expenses relating to the increase in personnel from our recent acquisitions. Bank charges increased significantly due to an informal compensating balance agreement. A significant increase in legal fees was due to an ongoing arbitration with the former owner of CDC. Offsetting some of these increases was a decrease in bad debt expense.

INTEREST EXPENSE AND OTHER INCOME
Interest expense was $296,000, $11,000 and $18,000 in fiscal 2001, 2000 and 1999, respectively. Interest expense increased $285,000 in fiscal 2001 as a result of the short term loans assumed in connection with the acquisition of the Schweizerhall Pharma business. Interest expense was flat in fiscal 2000 as compared to fiscal 1999.

Interest and other income increased by $157,000 to $1,226,000 in fiscal 2001 compared to $1,069,000 in fiscal 2000. The increase in income was attributable to the incremental amounts realized by the Schweizerhall Pharma business during the fourth quarter.

Interest and other income decreased by $1,288,000 to $1,069,000 in fiscal 2000 compared to $2,357,000 in fiscal 1999. Lower cash available for investments during fiscal year 2000 due to the Company's continuing stock repurchase program, along with acquisitions, caused a significant decrease in interest income on investments. In addition, a loss on marketable securities in fiscal 2000 compared to a gain in fiscal 1999, accounted for $350,000 of this decrease. Royalty income decreased $315,000 in comparing these two periods due to a decrease in sales of an agricultural product sold in Europe.

TAX RATES
The effective tax rates were 37.4%, 38.0% and 37.5% in fiscal 2001, 2000 and 1999, respectively. The effective tax rates differ from the federal statutory tax rate of 34% primarily due to state income taxes.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $275,000 and $193,000 for the years ended June 30, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is considering whether it will early adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of June 30, 2001 the Company had unamortized goodwill in the amount of $10,367,000 and unamortized identifiable intangible assets in the amount of $356,000.

Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

ITEM 7A.  MARKET RISK
The Company maintains foreign currency contracts solely to hedge open purchase commitments. It has established policies, procedures and internal processes governing the management of this hedging to reduce market risks inherent in foreign exchange. Also, the Company has interest rate exposure relating to short and long term investments and minimal exposure in the equity markets. Any change in these markets would not materially affect the consolidated financial position, results of operations or cash flows of the Company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2001 and 2000.

                      QUARTERLY FINANCIAL DATA (Unaudited)
                     (In thousands except per share amounts)


                                     Year Ended June 30, 2001
                                         Quarter Ended
                  Sept.30,2000    Dec.31,2000     Mar.31,2001       June 30,2001
                  ------------    -----------     -----------       ------------
Net sales            $41,051        $37,750         $43,317            $56,036
Gross profit           5,869          6,323           7,436              8,989
Net income               929          1,141           1,953                222

Net income per
  common share
  - diluted             0.15           0.19            0.33               0.03


                                     Year Ended June 30, 2000
                                         Quarter Ended
                  Sept.30,1999    Dec.31,1999     Mar.31,2000       June 30,2000
                  ------------    -----------     -----------       ------------
Net sales            $37,935        $48,347         $55,621            $43,405
Gross profit           5,555          5,825           8,336              7,488
Net income             1,214          1,329           2,071              1,730
Net income per
  common share
  - diluted             0.19           0.21            0.33               0.28

Net income per common share calculation for each of the quarters is based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The Company's proxy statement relating to the annual meeting of the Company's shareholders to be held on December 6, 2001, which will be filed with the Commission not later than 120 days after the end of the fiscal year covered by this Form 10-K (the Proxy Statement), is hereby incorporated by reference.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

  (b) The Company filed a current report on Form 8-K on April 4, 2001, to report the Schweizerhall Pharma acquisition.

         The Company filed a current report on Form 8-K on August 15, 2001 to report the resignation of Richard Amitrano, a director. The Company amended that report on Form 8-K/A on August 17, 2001 to provide further information.

         The Company filed a current report on Form 8-K/A on September 27, 2001 to provide the financial statements relating to the Schweizerhall Pharma acquisition.

  (c)    Exhibits

      3.1   Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

      3.2 Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).

      3.3 By-laws(incorporated by reference to Exhibit 3(iii)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

      10.1 Profit Sharing Plan, as amended and restated effective July 1, 1989 (incorporated by reference to Exhibit 10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

      10.2  401(k) Plan, effective August 1, 1997, (incorporated by reference to
            Exhibit 10 (iii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

      10.3 Supplemental Executive Retirement Plan, effective June 30, 1985, as amended and restated, effective July 1, 1992 (incorporated by reference to Exhibit 10(iv)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

      10.4 Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

      10.5 1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

      10.6  Lease between Aceto Corporation and M. Parisi & Son Construction

            Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company's Annual Report Form 10-K for the fiscal year ended June 30, 2000).

     10.7 Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.8 Lease between CDC Products Corp. and Seaboard Estates for manufacturing and office space at 1801 Falmouth Avenue, New Hyde Park, NY dated October 31, 1999 (incorporated by reference to
            Exhibit 10(vi)(c) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.9 Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation (incorporated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

     10.10 Asset Purchase Agreement among Magnum Research Corporation, CDC Products Corp., Roy Gross and Aceto Corporation (incorporated by reference to Exhibit 10 (viii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.11 Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation (incorporated by reference to Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended June 30,
            2000).

     10.12 Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1 to the Company's report on Form 8-K dated April 4,
            2001).

     10.13* Loan Guarantee between Aceto Corporation and subsidiaries and
            Deutsche Bank AG dated March 22, 2001.

     21*    Subsidiaries of the Company.

     23*    Consent of KPMG LLP.


------------------
*Filed herewith

                       ACETO CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



Independent Auditors' Report

Consolidated financial statements:
         Consolidated balance sheets as of June 30, 2001 and 2000
         Consolidated statements of income for the years ended June 30,
           2001, 2000 and 1999
         Consolidated statements of cash flows for the years ended June
           30, 2001, 2000 and 1999
         Consolidated statements of shareholders' equity and comprehensive income for the years ended June 30, 2001, 2000 and 1999
         Notes to consolidated financial statements

Schedules:
         II - Valuation and qualifying accounts

         All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2001. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2001 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Melville, New York                                            /s/KPMG LLP
September 26, 2001

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
YEARS ENDED JUNE 30, 2001 AND 2000
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                        2001                          2000
                                                                        ----                          ----
ASSETS
Current assets:
         Cash                                                          $ 7,310                       $ 2,811
         Short-term investments                                            988                         2,153
         Receivables:
                  Trade, less allowance for
                   doubtful accounts:
                    2001, $316; 2000, $239                              38,285                        25,257
                  Other                                                  3,215                         2,651
                                                                        ------                        ------
                                                                        41,500                        27,908

         Inventory                                                      37,818                        38,453
         Prepaid expenses                                                  686                           622
         Deferred income tax benefit, net                                1,773                         1,436
         Property held for sale                                            483                           456
                                                                        ------                        ------
                  Total current assets                                  90,558                        73,839

Long-term investments                                                      369                         7,263
Long-term notes receivable                                                 794                           895

Property and equipment:
         Machinery and equipment                                           953                           712
         Leasehold improvements                                          1,093                           872
         Computer equipment                                              1,378                         1,293
         Furniture and fixtures                                            983                           803
         Automobiles                                                       264                           136
                                                                        ------                        ------
                                                                         4,671                         3,816
Less accumulated depreciation and
   amortization                                                          2,132                         2,527
                                                                        ------                        ------
                                                                         2,539                         1,289

Goodwill, less accumulated amortization:                                10,367                         4,467
   2001, $544; 2000, $269
Other assets                                                               546                           328
                                                                        ------                        ------

Total Assets                                                          $105,173                       $88,081
                                                                       =======                        ======

See accompanying notes to consolidated financial statements.


                                                               2001           2000
                                                               ----           ----
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Drafts and acceptances payable                      $ 1,533        $    464
         Short-term bank loans                                 8,864               -
         Notes payable - acquisition                           2,313               -
         Current installments
            on long-term liabilities                             397             642
         Accounts payable                                     10,529           2,788
         Accrued merchandise purchases                         1,626          12,021
         Accrued compensation                                  2,913           3,171
         Accrued environmental remediation                     1,292           1,312
         Accrued income taxes                                    519           1,147
         Other accrued expenses                                5,313           2,024
                                                              ------          ------
            Total current liabilities                         35,299          23,569

Long-term liabilities, excluding
      current installments                                       671             908

Commitments and Contingencies (Note 18)

Shareholders' equity:
  Common stock, $.01 par value;
    authorized  20,000,000 shares
    issued  9,001,290 shares
    outstanding 2001, 6,503,707 shares
    outstanding 2000, 6,034,717 shares                            90               90
  Capital in excess of par value                              56,416           57,054
  Retained earnings                                           38,006           35,697
  Treasury stock, at cost:
    2001, 2,497,583 shares
    2000, 2,966,573 shares                                   (24,545)         (29,237)
  Accumulated other comprehensive loss                          (764)               -
                                                              ------           ------

          Total shareholders' equity                          69,203           63,604
                                                             -------           ------

Total Liabilities and Shareholders' Equity                  $105,173        $  88,081
                                                             =======           ======

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         2001         2000            1999
                                                         ----         ----            ----

Net sales                                              $178,154     $185,308        $169,725
Cost of sales                                           149,537      158,104         146,986
                                                        -------      -------         -------
  Gross profit                                           28,617       27,204          22,739

Selling, general and
  administrative expenses                                22,761       18,031          15,328
                                                        -------      -------         -------
         Operating profit                                 5,856        9,173           7,411
Other income (expense):
         Interest expense                                  (296)         (11)            (18)
         Interest and other income                        1,226        1,069           2,357
                                                        -------      -------         -------
                                                            930        1,058           2,339
                                                        -------      -------         -------
         Income before income taxes                       6,786       10,231           9,750
Income taxes:
         Federal:
                  Current                                 2,417        3,544           3,634
                  Deferred                                 (287)        (212)           (369)
         State and local:
                  Current                                   332          592             459
                  Deferred                                  (50)         (37)            (65)
         Foreign:
                  Current                                   129            -               -
                                                           ----        -----         -------
                                                          2,541        3,887           3,659
                                                         ------       ------         -------

Net income                                             $  4,245     $  6,344        $  6,091
                                                          =====        =====           =====

Net income per common share:
         Basic                                         $   0.69     $   1.02        $   0.92
         Diluted                                           0.69         1.01            0.90
Weighted average shares outstanding:
         Basic                                            6,122        6,188           6,543
         Diluted                                          6,148        6,308           6,788

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999
(IN THOUSANDS)

                                                                2001              2000             1999
                                                                ----              ----             ----
Operating activities:
  Net income                                                  $4,245            $6,344           $6,091
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                           909               574              355
         Gain on sale of assets                                    -               (24)            (178)
         Provision for doubtful accounts                         307                19              213
         Foreign currency translation adjustment                (764)                -                -
         Deferred tax provision (benefit)                       (337)             (248)            (434)
         Changes in assets and liabilities,
          net of effect of the acquisitions:
           Investments - trading securities                      (53)            3,399             (258)
           Trade accounts receivable                             575               797           (1,877)
           Other receivables                                     143            (1,709)             568
           Inventory                                           6,280            (3,505)          (2,481)
           Prepaid expenses                                      383              (382)              56
           Other assets                                          (29)               73               12
           Drafts & acceptances payable                        1,069              (285)             201
           Accounts payable                                    1,455              (184)             501
           Accrued merchandise purchases                     (10,395)            2,575           (1,458)
           Accrued compensation                                 (298)              602               20
           Accrued environmental remediation                     (20)              (11)             (55)
           Accrued income taxes                                 (840)              253              296
           Other accrued expenses and long
         term liabilities                                       (222)             (308)             205
                                                               ------           ------           ------
Net cash provided by operating activities                      2,408             7,980            1,777
                                                               -----            ------           ------

Investing activities:
  Purchases of investments--held-to-maturity                       -            (8,337)         (10,703)
  Proceeds from investments--held-to-maturity                  8,112            14,802           11,568
  Issuance of notes receivable                                     -                 -             (159)
  Payments received on notes receivable                           82                81               85
  Purchases of property and equipment                         (1,305)           (1,091)            (138)
  Proceeds from sale of property                                   -                10              183
  Acquisition of businesses, net of
   cash acquired                                               1,205            (6,996)          (2,111)
                                                               -----            -------         -------
Net cash provided by (used in)
   investing activities                                        8,094            (1,531)          (1,275)
                                                               -----            -------         -------
Financing activities:
  Payments of long-term liabilities                             (531)                -            (250)
  Proceeds from exercise of stock options                        332               204             137
  Payments for purchases of treasury stock                    (1,642)           (6,088)         (4,252)
  Issuance of treasury stock to employees                        189               127             431
  Payments of cash dividends                                  (1,936)           (1,872)         (1,755)
  Payments of bank loans                                        (102)                -               -
  Payments of notes payable                                   (2,313)                -               -
                                                              -------           -------        -------
Net cash provided by (used in) financing
  Activities                                                  (6,003)           (7,629)         (5,689)
                                                              ------            ------          ------
Net increase (decrease) in cash and
  cash equivalents                                             4,499            (1,180)         (5,187)
Cash and cash equivalents at beginning of year                 2,811             3,991           9,178
                                                               -----            ------           -----
Cash at end of year                                           $7,310            $2,811          $3,991
                                                               =====             =====           =====

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (IN THOUSANDS, EXCEPT SHARE DATA)

                                            Common Stock                                                      Accumulated
                                            ------------          Capital in                Treasury Stock   Comprehensive
                                            Shares   Par Value    Excess of    Retained     --------------        Other
                                            Issued   ($.01)       Par Value    Earnings   Shares      Amount      Loss      Total
                                            ------   -------      ----------   --------   ------      ------   ----------   -----
Balance at June 30, 1998                  9,001,290      $90        $57,531    $26,888   (2,302,383)  $(21,248)  $   -     $63,261
------------------------------------------------------------------------------------------------------------------------------------
Net income                                                 -                     6,091            -                          6,091
Stock issued pursuant to employee
 incentive plans                                           -            117          -       33,391        312       -         429
Cash dividends:
 Common stock ($0.26 per share)                   -        -              -     (1,685)           -                  -      (1,685)
 Preferred stock                                  -        -              -        (70)           -                  -         (70)
Exercise of stock options                                  -            (60)         -       23,111        219       -         159
Tax benefit from exercise of
 stock options                                    -        -             49          -            -                  -          49
Treasury stock purchases                                   -              -          -     (339,450)    (4,252)      -      (4,252)
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                  9,001,290       90         57,637     31,224   (2,585,331)   (24,969)      -      63,982
Net income                                        -        -              -      6,344            -          -       -       6,344
Stock issued pursuant to employee
 incentive plans                                           -              6          -       12,371        121       -         127
Cash dividends:
 Common stock ($0.30 per share)                   -        -              -     (1,842)           -          -       -      (1,842)
 Preferred stock                                  -        -              -        (29)           -          -       -         (29)
Conversion of preferred stock
  to common stock                                          -           (616)         -      139,314      1,367       -         751
Exercise of stock options                                  -            (99)         -       33,572        331       -         232
Tax benefit from exercise of
 stock options                                    -        -             61          -            -         --       -          61
Treasury stock purchases                          -        -              -          -     (566,499)    (6,087)      -      (6,087)
Lapsed stock options                                                     65                                                     65
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                  9,001,290       90         57,054     35,697   (2,966,573)   (29,237)      -      63,604
Net income                                        -        -              -      4,245            -          -       -       4,245
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                                                                                                   (764)       (764)
                                                                                                                             -----
Comprehensive income                                                                                                         3,481
                                                                                                                             -----
Stock issued pursuant to employee
 incentive plans                                  -        -            (12)         -       20,479        201       -         189
Cash dividends:
 Common stock ($0.31 per share)                   -        -              -     (1,936)           -          -       -      (1,936)
Exercise of stock options                         -        -             14          -       23,250        229       -         243
Tax benefit from exercise of
 stock option plans                               -        -              9          -            -          -       -           9
Treasury stock purchases                          -        -              -          -     (174,739)    (1,642)      -      (1,642)
Lapsed stock options                                                     80                                                     80
Shares issued in connection with
 acquisition                                                           (729)         -      600,000       5,904      -       5,175
------------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                  9,001,290      $90        $56,416    $38,006   (2,497,583)   $(24,545) $(764)    $69,203
====================================================================================================================================

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2001, 2000 AND 1999

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries (the Company) is primarily engaged in the marketing of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad. The Company's customers are located throughout the United States and other countries including Mexico, Brazil, Singapore, Canada, Germany, France, United Kingdom and The Netherlands.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with generally accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2001, 2000 or 1999.

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

INVENTORY
Inventories are valued at the lower of cost or market. Cost is determined using the first in, first out (FIFO) basis.


ENVIRONMENTAL REMEDIATION
The Company accrues for losses associated with environmental remediation obligations when such losses are probable and can be reasonably estimated. Such accruals are adjusted as further information develops or circumstances change.

STOCK OPTIONS
On July 1, 1996, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of Accounting Principles Board (APB) 25 and provide pro forma net income and pro forma net income per share disclosures for employee stock option grants as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

REVENUE RECOGNITION
Sales are recorded when products are shipped.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred. Such costs were approximately $121 for the year ended June 30, 2001. There were no such costs incurred during the years ended June 30, 2000 and 1999.

NET INCOME PER COMMON SHARE
Net income per common share amounts (basic EPS) were computed by dividing net income after deducting preferred stock dividends on the Company's $2.50 cumulative redeemable preferred stock by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts, assuming dilution (diluted EPS), were computed by reflecting potential dilution from the exercise of stock options and conversion of preferred stock.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using straight line, sum-of-the-years digits and declining balance methods. The estimated useful lives as follows:
                                            Years
                                            -----
         Machinery and Equipment            10
         Computer Equipment                  5
         Furniture and fixtures             10
         Automobiles                         3

Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.


GOODWILL
Goodwill is amortized on a straight-line basis over a twenty-year period. The recoverability of goodwill is assessed by determining whether the carrying amount can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of the goodwill acquired will be impacted if estimated future operating cash flows are not achieved.

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
Effective July 1, 2000, the Company adopted the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives will be reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that will be used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, must be established at the inception of the hedged instrument.

Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings. If the fair value hedge is fully effective, the change in fair value of the hedged item attributable to the hedged risk, is adjusted to fair value and is recognized in earnings.

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including Euros, British Pounds, Yen, Deutsche Marks, French Francs, Singapore Dollars and Dutch Gilders.

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of our financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at June 30, 2001 in the amount of $51. The hedge contracts flow through cost of goods sold in the consolidated statement of income. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

FOREIGN CURRENCY
The functional currency of the Company's foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of stockholders' equity.


RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) Issue No. 00-10. "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $519 and $536 for the years ended June 30, 2000 and 1999, respectively.

(3) BUSINESS ACQUISITIONS

(a) On March 26, 2001, the Company acquired (i)the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation, and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

Schweizerhall Pharma's distribution business is an international pharmaceutical distribution business with offices located in: Hamburg, Germany; Wormerveer, The Netherlands (a suburb of Amsterdam); Paris, France; Piscataway, New Jersey; Singapore; Mumbai, India; and Hong Kong. Its principal activities are the supply of Active Pharmaceutical Ingredients and Advanced Intermediates.


The purchase price for Schweizerhall Pharma aggregated $22,709 and consisted of 600 shares of the Company's Common Stock, the assumption of $8,966 of Schweizerhall Holding AG debt, $2,778 in cash, the issuance of notes of $4,626 and acquisition costs of $1,164. The quoted market price of the Company's common stock on March 26, 2001, of $8.625, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares issued are restricted from being traded on the open market for two years. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result at closing, Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

The notes payable of $4,626 issued at closing bear interest at 3%. Principal and interest are payable monthly. Monthly principal payments are determined by the lesser of the outstanding principal balance or the book value of certain inventory (as defined in the note agreement) sold in the preceding month. Any unpaid amounts are due in full on March 31, 2002. Amounts outstanding under the notes were $2,313 as of June 30, 2001.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was preliminarily allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price is pending the final determination of certain acquired balances, including accounts receivable and accounts payable.

The results of operations of Schweizerhall Pharma for the period from March 26, 2001 through June 30, 2001 have been included in the accompanying consolidated statements of income.

The excess of cost over the fair value of assets acquired (goodwill) preliminarily amounted to $6,525. The goodwill is being amortized on a straight-line basis over a period of twenty years. Amortization of goodwill amounted to $84 for the year ended June 30, 2001. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. Any additional payments made in connection with inventory will be allocated to the additional inventory purchased or goodwill, as appropriate, at the time the additional payment is made. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

In connection with the March 26, 2001 Schweizerhall Pharma acquisition, the Company recorded liabilities for employee severance and for operating lease payments as a result of exit plans formulated as of the acquisition date. The severance accrual relates to involuntary termination of administration and middle management personnel from the acquired operations. The operating lease payment relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs, net of recoverable amounts.

The changes in exit plan liabilities during the year ended June 30, 2001 are as follows:
                                   Severance         Lease
                                   Liability        Liability          Total
                                   ---------        ---------          -----
Balance July 1, 2000               $    -            $    -            $   -
Reserve established in 2001           563               110              673
Utilized in 2001 (paid)              (457)              (71)            (528)
                                     ----              ----             ----
Balance June 30, 2001              $  106            $   39            $ 145
                                     ====              ====             ====


The following unaudited condensed pro forma financial information of the Company for the years ended June 30, 2001 and 2000 includes the consolidated results of operations of the Company as if the acquisition of Schweizerhall had occurred on July 1, 1999:
                                                    (unaudited)
                                                   2001        2000
                                                   ----        ----
          Net revenue                           $238,963     $282,019
          Net earnings                             1,334        1,201
          Net earnings per diluted share            0.20         0.17

The pro forma information for the period ended June 30, 2000 includes the historical results of Schweizerhall Pharma for the twelve months ended September 30, 2000.

The unaudited condensed pro forma financial information includes adjustments to the Company's historical results to reflect incremental amortization of goodwill and the non-competition agreement, reduced interest income generated from cash that was used for acquisition, additional interest expense and income tax adjustments. The unaudited pro forma consolidated financial statements do not purport to be indicative of the operating results of financial position that would have been achieved had the acquisition taken place on the date indicated or the results that may be obtained in the future.

b) On January 18, 2000, the Company purchased certain assets of Schweizerhall, Inc. (Schweizerhall) for $6,345 in cash. The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was initially allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price has been completed. The excess of cost over the fair value of assets acquired amounted to $975 and is being treated as goodwill. Amortization of goodwill amounted to $49 and $22 for the years ended June 30, 2001 and 2000, respectively. The assets acquired consisted of inventory and a non-competition agreement. The non-competition agreement valued at $120 is being amortized on a straight-line basis over three years. The results of operations of Schweizerhall have been included in the accompanying consolidated statement of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

c) On October 19, 1999 the Company purchased certain assets of Magnum Research Corp. (Magnum) for a purchase price of $1,150. Of the purchase price $650 was paid at closing and the balance is scheduled to be paid in equal installments of $167 in October 2000, 2001 and 2002 (the October payments). The October payments are subject to downward adjustment in the event Magnum's net sales, as defined in the purchase agreement, are less than a specified amount. In the event the October payments are adjusted downward such adjustments will be recorded as reductions to goodwill. The October 2000 payment was made as scheduled without an adjustment.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to $1,093 and is being treated as goodwill. Amortization of goodwill amounted to $55 and $39 for the years ended June 30, 2001 and 2000. The assets acquired consisted primarily of inventory. The results of operations of Magnum have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

d) On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. (CDC) for a purchase price of $2,801. Of the purchase price, $2,111 was paid at closing and the balance of $690 was scheduled to be paid in semi-annual installments through August 2002. The amounts owed to the previous owner were subject to a dispute between the Company and the previous owner (see note 19). The dispute was brought before the American Arbitration Association which resulted in a $360 reduction in the outstanding liability owed to the previous owner. The Company has recorded as a liability on the consolidated balance sheet as of June 30, 2001, three remaining payments totaling $335 due through August 2002. The adjustment arising from the dispute was recorded as a reduction to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,282, after the aforementioned arbitration settlement, and is being treated as goodwill. Amortization of goodwill amounted to $87, $132 and $76 for the years ended June 30, 2001, 2000 and 1999, respectively. The assets acquired consisted primarily of inventory, accounts receivable and fixed assets. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material. In connection with the acquisition, the Company entered into a three year non-competition agreement, which value was estimated to be $75. The non-competition agreement is being amortized on a straight-line basis over three years.

(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                              June 30, 2001            June 30, 2000
                              -------------            -------------
                                         Cost                     Cost
                          Fair Value     Basis       Fair Value   Basis
                          ----------     -----       ----------   -----
Corporate securities         $ 988       $ 593         $ 934      $ 593

The change in the net unrealized holding gains (losses) on trading securities was $53, $(92) and $17 for fiscal 2001, 2000 and 1999, respectively.


A summary of held-to-maturity securities as of June 30, 2001 and 2000 follows:

                                                June 30, 2001
                                                -------------
                                                    Gross       Gross
                                    Amortized     Unrealized  Unrealized  Fair
                                    Cost or Cost    Gains       Losses    Value
                                    ------------  ----------  ----------  -----
Held-to-maturity securities:
  Short-term investments:
          Corporate securities        $    -        $    -      $    -    $   -
          Municipal obligations            -             -           -        -
  Long-term investments:
          Corporate securities             -             -           -        -
          Municipal obligations          369             -           -      369

                                                June 30, 2000
                                                -------------
                                                    Gross       Gross
                                    Amortized     Unrealized  Unrealized  Fair
                                    Cost or Cost    Gains       Losses    Value
                                    ------------  ----------  ----------  -----
Held-to-maturity securities:
  Short-term investments:
          Corporate securities       $   996        $   -       $   2     $ 994
          Municipal obligations          223            -           6       217
  Long-term investments:
          Corporate securities         6,894            -          56     6,838
          Municipal obligations          369            -           -       369

The contractual maturities on the long-term investments range between one and three years. During fiscal 2001 the Company sold $7,900 of held-to-maturity securities before their maturity date and realized a gain of $40. The proceeds from the sale of these securities were used in the acquisition of the Schweizerhall Pharma business (see note 3).

(5)      INVENTORY
Inventory consists of the following:

                                     June 30
                                     -------
                                2001         2000
                                ----         ----

Finished goods                $37,287      $38,010
Work in process                   180          125
Raw materials                     351          318
                               ------       ------
         Total                $37,818      $38,453
                               ======       ======


(6) NOTES RECEIVABLE
The Company currently holds five notes receivable with outstanding balances aggregating $901 and $983 at June 30, 2001 and 2000, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from seven to twenty-five years and pay interest at either a fixed or variable rate. The fixed rates on three notes are 8.00%, 9.25% and 9.50%. The variable rates on the other two notes, which are based on either 1% or 2.5% over prime, were 7.75% and 9.25% at June 30, 2001 and 10.5% and 12.00% at June 30, 2000. Included in current assets are notes receivable due within one year totaling $107 and $88 at June 30, 2001 and 2000, respectively.

(7) ENVIRONMENTAL REMEDIATION
During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500 was established in fiscal 1993.
During fiscal 1997, however, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800. At June 30, 2001 and 2000, the remaining liability was $1,292 and 1,312, respectively. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe any additional amount will cause a material adverse effect on the overall financial position or liquidity of the Company. However, any remediation required above the liability established could materially affect the Company's results in a particular reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

(8) FINANCING ARRANGEMENTS
At June 30, 2001 Company had available three lines of credit with financial institutions totaling $22,100. The Company entered into two of the agreements totaling $10,600 with foreign banks as part of the Schweizerhall Pharma acquisition. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 4.59% at June 30, 2001.

The Company utilized $8,864 in short-term loans and $6,943 in letters of credit leaving an unused facility of $6,293 at June 30, 2001. The Company had no short-term loans and open letters of credit of $3,400 at June 30, 2000. The weighted average interest rate on short-term loans outstanding as of June 30, 2001 was 6.1% Amounts outstanding at June 30, 2001 are due on demand and as such have been recorded as a current liability in the accompanying consolidated balance sheet.

The Company maintains compensating balances under informal agreements with its domestic banks.

(9) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                                2001        2000        1999
                                                ----        ----        ----
Net income                                   $  4,245     $ 6,344     $ 6,091
Preferred stock dividends                           -         (29)        (70)
                                                -----       -----       -----
Net income available for common
  shareholders                                  4,245       6,315       6,021
                                                =====       =====       =====

Weighted average common shares (basic)          6,122       6,188       6,543
Effect of dilutive securities:
  Stock options                                    26          68         106
  Convertible preferred stock                       -          52         139
                                                -----       -----       -----
Weighted average common and
  potential common shares
  outstanding (diluted)                         6,148       6,308       6,788
                                                =====       =====       =====


Basic income per share                       $   0.69     $ 1.02      $   0.92
Diluted income per share                         0.69       1.01          0.90

Employee stock options of 233, 287, 550 and 529 for the first, second, third and fourth quarters, respectively, of fiscal 2001 and 220, 240, 233 and 233 for the first, second, third and fourth quarters, respectively, of fiscal 2000 were not included in the net income per common share calculation because their effect would have been anti-dilutive.

(10) REDEEMABLE PREFERRED STOCK
On November 15, 1999 the Aceto Corporation Profit Sharing Plan (the holder of the redeemable preferred stock) converted all of the preferred stock to 139 shares of common stock. The Company purchased the shares on November 15, 1999, at $11.1562 per share which was the market price of the common stock on such date. The total amount paid to the Aceto Corporation Profit Sharing Plan amounted to approximately $1,555.

(11) STOCK BASED COMPENSATION PLANS
In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 500 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the fair market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs. Under the 1998 Plan, there were 167 and 242 shares of common stock available for grant as either options or restricted stock at June 30, 2001 and 2000, respectively.

Under the terms of the Company's 1980 Stock Option Plan (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the date they are fully vested. Under the 1980 Plan, options to purchase 382 and 342 shares of common stock were available for grant at June 30, 2001 and 2000, respectively. The Board does not intend to issue additional options from this Plan.

The following tabulations summarize the shares of common stock under option for both plans at June 30, 2001, 2000 and 1999, and the activity with respect to options for the respective years then ended:

                                            Shares        Weighted average
                                            subject to     exercise price
                                            Option          Per Share
                                            ------          ---------
Balance at June 30, 1998                      542            $ 8.44
Granted                                       211             12.50
Exercised                                     (23)             5.84
Forfeited                                     (12)            12.52
-------------------------------------------------------------------
Balance at June 30, 1999                      718            $ 9.65
Granted                                        20             11.75
Exercised                                     (33)             6.06
Forfeited                                     (37)             8.58
-------------------------------------------------------------------
Balance at June 30, 2000                      668            $ 9.95
Granted                                        70              9.63
Exercised                                     (23)             7.81
Forfeited/lapsed                              (69)            10.04
-------------------------------------------------------------------
Balance at June 30, 2001                      646            $ 9.99

Options exercisable at June 30, 2001, 2000 and 1999 were 375, 358 and 283, respectively. The weighted average exercise price for options exercisable at June 30, 2001, 2000 and 1999 was $10.08, $9.47 and $8.35, respectively. At June
30, 2001, outstanding options had expiration dates ranging from December 31, 2001 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $13, $91 and $108 in fiscal 2001, 2000 and 1999, respectively. Under the 1998 Plan, compensation is recorded for the value of restricted stock granted. There were 19, 12 and 33 shares of restricted stock granted during fiscal 2001, 2000 and 1999, respectively. Such charges to operations were $253, $181 and $428 in fiscal 2001, 2000 and 1999, respectively.

Summarized information about stock options outstanding and exercisable at June 30, 2001 was as follows:


                        Outstanding                       Exercisable
         Exercise        Number of    Average   Average     Number of   Average
         Price Range     Shares       Life(1)   Price(2)    Shares      Price(2)
         -----------     ------       -------   --------    ------      --------
      $    7- 8.99         117          2.2     $ 7.90        110        $ 7.85
           9-11.99         322         10.2       9.14        126          9.30
       12.00-13.00         207          7.0      12.49        139         12.56

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

The per share weighted average fair value of stock options granted during 2001, 2000 and 1999 was $2.22, $3.13 and $3.10, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
                                                    Risk-free
         Date of     Expected         Expected       interest       Dividend
          Grant      volatility(%)    life(years)     rate(%)        yield(%)
         -----------------------------------------------------------------------
2001
----
         10/25/00          20             7.5            5.681         3.08
         12/17/00          20             7.5            5.307         3.29
          3/27/01          20             7.5            5.009         3.48

          4/05/01          20             7.5            4.971         3.53
          5/08/01          20             7.5            5.242         3.45
2000
          12/2/99          20             7.5            6.25          2.67

1999
         12/10/98          20             7.5            4.53          2.08

The Company applies Accounting Principles Board No. 25 in accounting for its stock option grants and, accordingly, no compensation cost has been recognized in the financial statements for its stock options which have an exercise price equal to or greater than the fair value of the stock on the date of the grant. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:


                                      2001            2000           1999
                                      ----            ----           ----
Net income:
         As reported                $4,245           $6,344        $6,091
         Pro forma                   3,884            6,043         5,808
Income per share-basic:
         As reported                $ 0.69           $ 1.02         $0.92
         Pro forma                    0.63             0.97          0.88
Income per share-diluted:
         As reported                $ 0.69           $ 1.01        $ 0.90
         Pro forma                    0.63             0.96          0.86

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



(12) INTEREST AND OTHER INCOME
Interest and other income earned during fiscal 2001, 2000 and 1999 were comprised of the following:

                                           2001            2000           1999
                                           ----            ----           ----

Dividends                                $  128          $  152         $  142
Interest                                    468             889          1,375
Net gain (loss) on investments               53            (290)            62
Net gain on sale of assets                    -              20             16
Royalty income                              354             224            539
Miscellaneous                               223              74            223
                                          -----           -----          -----
                                         $1,226          $1,069         $2,357
                                          =====           =====          =====
(13)     INCOME TAXES
The components of income before the provision for income taxes are as follows:

                                                2001      2000      1999
                                                ----      ----      ----
         Domestic operations                  $6,503   $10,231    $9,750
         Foreign operations                      283         -         -
                                               -----     -----     -----
                                              $6,786   $10,231    $9,750
                                               =====    ======     =====

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2001 and 2000 are presented below:

                                                       2001        2000
                                                       ----        ----
Deferred tax assets:
         Accrued environmental remediation
           liabilities not currently
           deductible                                $ 517        $ 525
         Accrued retirement plan                       339          469
         Accrued compensation                          573          196

         Additional costs inventoried for
           tax purposes                                211          206
         Allowance for doubtful accounts
           receivable                                  129           80
         Differences in depreciation of
           property and equipment                       52           14
         Net operating loss carry forwards           4,720            -
                                                     -----        -----
         Total gross deferred tax assets             6,541        1,490
         Valuation allowances                       (4,704)           -
                                                     -----        -----
            Total net deferred tax assets            1,837        1,490
                                                     -----        -----

Deferred tax liabilities:
         Unrealized gain on investments                 21           54
         Goodwill                                       27            -
         Other                                          16            -
                                                     -----        -----
            Total gross deferred tax
              liabilities                               64           54
                                                     -----        -----
Net deferred tax assets                             $1,773       $1,436
                                                     =====        =====

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax asset recognized at June 30, 2001, the Company will need to generate future domestic taxable income of approximately $4,742. Domestic taxable income for fiscal 2001 and 2000 was approximately $7,111 and $9,800, respectively.

Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 2001, 2000 and 1999 follows:


                                   2001       2000      1999
                                   ----       ----      ----

Federal statutory tax rate         34.0%      34.0%    34.0%
State and local taxes, net
   of Federal income tax
   benefit                          4.0        3.6      2.7
Other                              (0.6)       0.4      0.8
                                  -----      -----    -----
Effective tax rate                 37.4%      38.0%    37.5%
                                  =====      =====    =====

At June 30, 2001, the Company had net operating loss carry forwards for foreign income tax purposes of approximately $12,000 which are available to offset future foreign taxable income, if any, certain of which will expire through the year 2006 and others which have no expiration date.

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during fiscal 2001, 2000 and 1999 was as follows:

                                  2001         2000           1999
                                  ----         ----           ----

Interest paid                  $  248        $   21         $   18
Income taxes paid               3,642         3,920          3,841

In connection with the acquisition of Schweizerhall Pharma in March 2001, the Company assumed debt of $8,966, issued $4,626 of notes payable and issued 600 common shares from treasury stock at an average cost of $9.84 each.

In connection with the settlement of arbitration (note 19) the Company recorded a reduction to long term liabilities and goodwill for $360.

In connection with the acquisitions of CDC and Magnum, the Company recorded $1,050 and $500 of amounts due to the previous owners as liabilities.

In July 1998, the Company received a note in the amount of $170 in connection with the sale of buildings and land.

(15) RETIREMENT PLANS
The Company has retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $864, $789 and $725 in fiscal 2001, 2000 and 1999, respectively.

(16) SEGMENT INFORMATION
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceutical Biochemicals and Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company evaluates performance of the segments based on gross profit.

Foreign segment disclosures that became applicable as a result of the recent acquisition of Schweizerhall Pharma are presented below.

                                      Net Sales                     Gross Profit                Long-lived Assets
                                      ---------                     ------------                -----------------
                           2001      2000         1999        2001       2000       1999          2001      2000
                           ----      ----         ----        ----       ----       ----          ----      ----

United States           $161,741   $185,308     $169,725    $26,356    $27,204    $22,739        $1,986    $1,289
Germany                    6,103       -               -      1,005       -             -           318         -
The Netherlands            1,576       -               -        359       -             -           126         -
France                     3,685       -               -        357       -             -            71         -
Singapore                  5,266       -               -        540       -             -            38         -
Intersegment                (217)      -               -          -       -             -             -         -
                         -------    -------      -------     ------     ------     ------         -----     -----
Total                   $178,154   $185,308     $169,725    $28,617    $27,204    $22,739        $2,539    $1,289
                         =======    =======      =======     ======     ======     ======         =====     =====


                                                                                               Institutional
                                               Organic        Pharmaceuticals, Pharmaceutical    Sanitary
                      Agro-       Industrial   Intermediates  Biochemicals &   Intermediates &   Supplies        Consolidated
                      chemicals   Chemicals    & Colorants    Nutritionals     Custom Mfg         & Other           Totals

2001
----
Net sales             $13,133       51,093         46,809           47,736        13,401            5,982         $178,154
Gross Profit          $ 4,943        9,320          6,209            9,270         2,678            1,562         $ 33,982
Unallocated
cost of sales(1)                                                                                                     5,365
                                                                                                                     -----
Net gross
 profit                                                                                                           $ 28,617
                                                                                                                    ======

2000
----
Net sales             $11,417       49,874         49,861           35,448        33,202            5,506         $185,308
Gross Profit          $ 3,930        9,183          7,308            6,336         2,657            2,602           32,016
Unallocated
cost of sales(1)                                                                                                     4,812
                                                                                                                     -----
Net gross
 profit                                                                                                           $ 27,204
                                                                                                                    ======

1999
----
Net sales             $10,377       44,722         38,946           28,272        44,255            3,153         $169,725
Gross Profit          $ 3,740        7,703          5,397            4,769         3,331            1,354         $ 26,294
Unallocated
cost of sales(1)                                                                                                     3,555
                                                                                                                     -----
Net gross
 profit                                                                                                           $ 22,739
                                                                                                                    ======

(1) Represents freight and storage costs that are not allocated to a segment.

(17) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2001 and 2000 the Company had future foreign exchange contracts that have a notional amount of $679 and $5,600, respectively. The contracts have varying maturities extending to October 2002. At June 30, 2001 and 2000 the Company had not hedged open purchase commitments of approximately $271 and $500, respectively. For fiscal 2001, 2000 and 1999, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

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

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $6,493 and $3,400 as of June 30, 2001 and 2000, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was not material. The difference between the fair value of long-term financial instruments and their carrying value at both June 30, 2001 and 2000 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Singapore, Canada, Germany, United Kingdom, The Netherlands and others. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2001, there was no significant net trade accounts receivables concentration. At June 30, 2000, five customers accounted for 15% of net trade accounts receivable. At June 30, 2001 and 2000, the top five customers accounted for 14% and 21%, respectively, of net sales.

No single product accounted for as much as 10% of net sales in fiscal 2001 or 2000. One of the Company's pharmaceutical products accounted for 15% of net sales in fiscal 1999. One of the Company's suppliers accounted for 21% and 29% of total purchases in fiscal 2000 and 1999, respectively. No supplier accounted for as much as 10% of total purchases in fiscal 2001.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximate $5,700 and $1,100, respectively at June 30, 2001.

(18) COMMITMENTS AND CONTINGENCIES
(a) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of three such task force groups and may be required to make additional payments in the future.

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

(c) The Company currently leases office facilities in the United States, The Netherlands, Germany, France and Singapore. In addition, a subsidiary leases a manufacturing facility under an operating lease expiring December 2009. At June 30, 2001, the future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

               Fiscal Year                      Amount
               -----------                      ------
                  2002                        $ 1,318
                  2003                          1,188
                  2004                          1,085
                  2005                          1,059
                  2006                          1,089
                  Thereafter                    6,202
                                               ------
                                              $11,941
                                               ======

Total rental expense amounted to approximately $983, $871 and $638 for fiscal 2001, 2000 and 1999, respectively.

(19) SETTLEMENT OF ARBITRATION
During the fourth quarter of fiscal 2001, the Company received a decision from the arbitrators regarding the claims made by the Company and previous owner of CDC. The decision denied all claims made against the Company by the previous owner and reduced the purchase price of CDC by $360. As a result the Company recorded the reduction of the outstanding liability owed to the previous owner by $360 and recorded a reduction to goodwill for the same amount.

(20) SUPPLIER ARRANGEMENT
In October 2000, a large supplier of the Company terminated its long standing arrangement. At the time of the notice of termination the Company had confirmed purchase orders from the supplier and confirmed sales orders from customers. The Company believes that it has fulfilled all its obligations associated with the arrangement and as such recorded in net sales a sales commission for lost profits of approximately $904 and a reduction to cost of sales of approximately $264 to cover losses incurred on foreign currency hedging of these purchase orders. These amounts were offset against amounts owed to the supplier by the Company. During the third quarter ended March 31, 2001 the Company received advice from legal counsel indicating that they are entitled to compensation for any losses incurred as well as the sales commission.

(21)     SUBSEQUENT EVENTS
Subsequent to June 30, 2001, the Company received $1,571 from the previous owners of Schweizerhall Pharma in settlement of certain acquired balances. The Company will record this as a reduction to goodwill.

                                                                 Schedule II


                       ACETO CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 2001, 2000 and 1999
                             (dollars in thousands)


                                          Charged
                              Balance at  to costs    Charged                    Balance
                              beginning     and       to other                   at end
          Description         of year     expenses    accounts    Deductions     of year
          -----------        ----------   --------    --------    -----------    -------

Year ended June 30, 2001:
  Allowance for doubtful
     accounts                  $ 239       $307          -          $230(a)      $  316
                                 ===        ===                      ===            ===

Year ended June 30, 2000:
  Allowance for doubtful
     accounts                  $ 219        141          -           121(a)      $  239
                                 ===        ===                      ===            ===

Year ended June 30, 1999:
  Allowance for doubtful
     accounts                  $ 219        213           -          213(a)      $  219
                                 ===        ===                      ===            ===


(a)      Specific accounts written off as uncollectible, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION
(Company)

By   /s/ Leonard S. Schwartz                      /s/ Douglas Roth
     -----------------------                      ------------------
     Leonard S. Schwartz                          Douglas Roth
     Chairman, President                          Secretary/Treasurer and
     and Chief Executive Officer                  Chief Financial Officer


Date:   September 27, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                               Title                           Date
----------                               -----                           ----

/s/ Leonard S. Schwartz      Chairman, President and                   9-27-01
-----------------------      Chief Executive Officer
Leonard S. Schwartz

/s/Stanley Fischer           Director                                  9-27-01
-----------------------
Stanley Fischer

/s/ Samuel I. Hendler        Director                                  9-27-01
-----------------------
Samuel I. Hendler

/s/ Robert Wiesen            Director                                  9-27-01
-----------------------
Robert Wiesen

/s/ John H. Schlesinger      Director                                  9-27-01
----------------------
John H. Schlesinger

                                  EXHIBIT INDEX


      3.1   Restated Certificate of Incorporation (incorporated by reference to
            Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

      3.2 Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1986).

      3.3 By-laws(incorporated by reference to Exhibit 3(iii)(c) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998).

      10.1 Profit Sharing Plan, as amended and restated effective July 1, 1989 (incorporated by reference to Exhibit 10(iii)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995).

      10.2  401(k) Plan, effective August 1, 1997, (incorporated by reference to
            Exhibit 10 (iii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1998).

      10.3 Supplemental Executive Retirement Plan, effective June 30, 1985, as amended and restated, effective July 1, 1992 (incorporated by reference to Exhibit 10(iv)(a) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1993).

      10.4 Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1992).

      10.5 1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

      10.6 Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company's Annual Report Form 10-K for the fiscal year ended June 30, 2000).

      10.7 Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit

            10(vi)(b) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.8 Lease between CDC Products Corp. and Seaboard Estates for manufacturing and office space at 1801 Falmouth Avenue, New Hyde Park, NY dated October 31, 1999 (incorporated by reference to
            Exhibit 10(vi)(c) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.9 Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation (incorporated by reference to Exhibit 10(vii) to the Company's Annual Report on Form 10-K for the year ended June 30, 1999).

     10.10 Asset Purchase Agreement among Magnum Research Corporation, CDC Products Corp., Roy Gross and Aceto Corporation (incorporated by reference to Exhibit 10 (viii) to the Company's Annual Report on Form 10-K for the year ended June 30, 2000).

     10.11 Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation (incorporated by reference to Exhibit 10(ix) to the Company's Annual Report on Form 10-K for the year ended June 30,
            2000).


     10.12 Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1_to the Company's report on Form 8-K dated April 4,
            2001).

     10.13* Loan Guarantee between Aceto Corporation and subsidiaries and
            Deutsche Bank AG dated March 22, 2001.

     21*    Subsidiaries of the Company.

     23*    Consent of KPMG LLP.


------------------
*Filed herewith