Form 10-Q
period 2001-09-30
ACETO CORP
filed 2001-11-14
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended September 30, 2001
                                          ------------------
                          Commission file number 0-4217
                                                 ------

                                ACETO CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

          NEW YORK                                     11-1720520
          --------                                     ----------
 (State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                 Identification Number)

 ONE HOLLOW LANE, LAKE SUCCESS, NY                       11042
 ---------------------------------                       -----
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (516) 627-6000
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Shares of common stock - 6,509,707

                                ACETO CORPORATION
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements                                       PAGE NO.
                                                                      --------

            Consolidated Balance Sheets - September 30, 2001 and
            June 30, 2001..........................................        3-4

            Consolidated Statements of Income - Three Months Ended
            September 30, 2001 and 2000............................          5

            Consolidated Statements of Cash Flows - Three Months
            Ended September 30, 2001 and 2000......................          6

            Notes to Consolidated Financial Statements.............       7-14

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations....................      15-21

Item 3.     Quantitative and Qualitative Disclosures about
            Market Risk............................................         21

PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K.......................         22

            Signatures.............................................         23

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                   (Unaudited)
                                                     Sept. 30,      June 30,
                                                        2001           2001
                                                        ----           ----
ASSETS

Current assets:
 Cash                                                $ 13,435       $  7,310
 Short-term investments                                   907            988
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept., $460; June, $316)                           32,203         38,285
   Other                                                3,955          3,215
                                                       ------         -------
                                                       36,158         41,500

 Inventory                                             33,968         37,818
 Prepaid expenses                                         757            686
 Deferred income tax benefit, net                       1,773          1,773
 Property held for sale                                   483            483
                                                       ------         ------

     Total current assets                              87,481         90,558

Long-term investments                                     369            369
Long-term notes receivable                                781            794

Property and equipment:
 Machinery and equipment                                  991            953
 Leasehold improvements                                 1,129          1,093
 Computer equipment                                     1,476          1,378
 Furniture and fixtures                                   617            983
 Automobiles                                              311            264
                                                       ------         ------
                                                        4,524          4,671
 Less accumulated depreciation and
    amortization                                        1,913          2,132
                                                       ------         ------
                                                        2,611          2,539

Goodwill, less accumulated amortization
  (Sept., $694; June, $544)                            10,429         10,367
Other assets                                              494            546
                                                       ------         ------

Total assets                                         $102,165       $105,173
                                                      =======        =======

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                (Unaudited)
                                                 Sept. 30,         June 30,
                                                    2001            2001
                                                    ----            ----

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                 $ 1,967         $  1,533
  Short-term bank loans                            7,567            8,864
  Notes payable - acquisition                          -            2,313
  Current installments on
    long-term liabilities                            397              397
  Accounts payable                                 7,311           10,529
  Accrued merchandise purchases                    3,472            1,626
  Accrued compensation                             3,063            2,913
  Accrued environmental remediation                1,284            1,292
  Accrued income taxes                             1,011              519
  Other accrued expenses                           5,461            5,313
                                                  ------           ------
          Total current liabilities               31,533           35,299

Long-term liabilities, excluding
    current installments                             497              671


Shareholders' equity:
  Common stock,$.01 par value;
     Authorized 20,000,000 shares;
     Issued 9,001,290 shares;                         90               90
     Outstanding: Sept., 6,509,707 shares;
       June, 6,503,707 shares
  Capital in excess of par value                  56,460           56,416
  Retained earnings                               38,541           38,006
  Treasury stock, at cost:
    Sept., 2,491,583 shares
    June,  2,497,583 shares                      (24,515)         (24,545)
  Accumulated other comprehensive loss              (441)            (764)
                                                   ------           ------

          Total shareholders' equity              70,135           69,203
                                                  ------           ------

Commitments and Contingencies

Total Liabilities and Shareholders' Equity      $102,165         $105,173
                                                 =======          =======


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)



                                                    (Unaudited)
                                                 Three Months Ended
                                                    Sept. 30,
                                                    ---------
                                              2001                2000
                                              ----                ----

Net sales                                  $47,641              $41,051
Cost of sales                               40,395               35,182
                                            ------               ------
 Gross profit                                7,246                5,869

Selling, general and administrative
 expenses                                    6,321                4,629
                                            ------               ------

    Operating profit                           925                1,240

Other income (expense):
   Interest expense                           (253)                  (1)
   Interest and other income                   165                  302
                                            ------               ------

                                               (88)                 301
                                            ------               ------

Income before income taxes                     837                1,541

Provision for income taxes                     302                  612
                                             -----               ------

Net income                                 $   535             $    929
                                             =====               ======

Net income per common share:

         Basic                             $  0.08             $   0.15
                                            ======               ======
         Diluted                              0.08                 0.15
                                            ======               ======

Weighted average shares outstanding:

         Basic                               6,508                6,037
                                            ======               ======
         Diluted                             6,536                6,091
                                            ======               ======


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                               (Unaudited)
                                                           Three Months Ended
                                                              September 30,
                                                            2001         2000
                                                            -----        -----
Operating activities:
  Net income                                             $   535      $   929
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                           369          173
     Provision (recovery) for doubtful accounts              144          (37)
     Foreign currency translation adjustment                 323            -
     Deferred tax provision (benefit)                          -          (55)
     Changes in assets and liabilities:
       Investments - trading securities                       81          (11)
       Trade accounts receivable                           5,938       (2,784)
       Other receivables                                    (740)       1,268
       Inventory                                           2,070        1,729
       Prepaid expenses                                      (71)         157
       Other assets                                           10           16
       Drafts and acceptances payable                        434           47
       Accounts payable                                   (3,218)         149
       Accrued merchandise purchases                       1,846       (1,406)
       Accrued compensation                                  150         (113)
       Accrued environmental remediation                      (8)         (10)
       Accrued income taxes                                  492          384
       Other accrued expenses and long
         term liabilities                                    610         (379)
                                                            -----        -----
Net cash provided by operating activities                  8,965           57
                                                           ------        -----

Investing activities:
  Purchases of investments - held-to-maturity                  -          (11)
  Proceeds from investments - held-to-maturity                 -        2,152
  Payments received on notes receivable                       13           23
  Purchases of property and equipment                       (252)        (473)
  Proceeds from settlement of certain acquired
    accounts receivable balances                           1,571            -
                                                           ------       -----
Net cash provided by investing activities                  1,332        1,691
                                                           ------       -----

Financing activities:
  Payments of long-term liabilities                         (636)           -
  Proceeds from exercise of stock options                     44            7
  Payments for purchases of treasury stock                   (47)           -
  Issuance of treasury stock to employees                     77           60
  Payments of bank loans                                  (1,297)           -
  Payments of notes payable - acquisition                 (2,313)           -
                                                            -----       -----
Net cash provided by (used in) financing activities       (4,172)          67
                                                            -----       -----

Net increase in cash and cash equivalents                   6,125       1,815
Cash and cash equivalents at beginning of period            7,310       2,811
                                                           ------      ------
Cash and cash equivalents at end of period                $13,435     $ 4,626
                                                           ======      ======

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (In thousands, except per share amounts)
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Aceto Corporation and its subsidiaries included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2001.

NOTE 2:  BUSINESS ACQUISITIONS
On March 26, 2001, the Company acquired (i)the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation, and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

Schweizerhall Pharma's distribution business is an international pharmaceutical distribution business with offices located in: Hamburg, Germany; Wormerveer, The Netherlands (a suburb of Amsterdam); Paris, France; Piscataway, New Jersey; Singapore; Mumbai, India; and Hong Kong. Its principal activities are the supply of Active Pharmaceutical Ingredients and Advanced Intermediates.

The total purchase price for the Schweizerhall Pharma acquisition was $22,918. This amount consisted of 600 restricted shares of the Company's Common Stock, the assumption of $8,966 of Schweizerhall Holding AG debt, $2,974 in cash, the issuance of notes of $4,626 and acquisition costs of $1,177. The quoted market price of the Company's common stock on March 26, 2001, of $8.625 per share, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares may not be sold unless registered or unless an exemption from registration is available. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result, at closing Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

The notes payable of $4,626 issued at closing bear interest at 3%. Principal and interest are payable monthly. Monthly principal payments are determined by the lesser of the outstanding principal balance or the book value of certain inventory (as defined in the note agreement) sold in the preceding month. Any unpaid amounts are due in full on March 31, 2002. Amounts outstanding under the notes were $2,313 as of June 30, 2001. These notes were paid in full during the three months ended September 30, 2001.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was preliminarily allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price is pending the final determination of certain acquired balances, including accounts receivable and accounts payable. During the quarter ended September 30, 2001, the Company received $1,571 from the previous owners of Schweizerhall Pharma in settlement of certain accounts receivable balances.

The excess of cost over the fair value of assets acquired (goodwill) preliminarily amounted to $6,734. The goodwill is being amortized on a straight-line basis over a period of twenty years. Amortization of goodwill amounted to $90 for the quarter ended September 30, 2001. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. Any additional payments made in connection with inventory will be allocated to the additional inventory purchased or goodwill, as appropriate, at the time the additional payment is made. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

Pro forma results of operations for the quarter ended September 30, 2000 were not provided as the information needed to prepare such pro forma information was not available.

In connection with the March 26, 2001 Schweizerhall Pharma acquisition, the Company recorded liabilities (included in "other accrued expenses") for employee severance and for operating lease payments as a result of exit plans formulated as of the acquisition date. The severance accrual relates to involuntary termination of administration and middle management personnel from the acquired operations. The operating lease payment relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs, net of recoverable amounts.

The changes in exit plan liabilities during the quarter ended September 30, 2001 are as follows:
                                      Severance         Lease
                                      Liability         Liability      Total
                                      ---------         ---------      -----

Balance July 1, 2001                 $  106           $   39           $ 145
Reserve established in fiscal 2002       63                5              68
Utilized in fiscal 2002 (paid)          (74)             (21)            (95)
                                       ----             ----            ----
Balance September 30, 2001           $   95           $   23           $ 118
                                       ====             ====            ====


NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the three months ended September 30, 2001 and 2000 was as follows:
                                     2001       2000
                                     ----       -----

          Interest paid            $  205     $    1
          Income taxes paid            70        283

NOTE 4:  SEGMENT INFORMATION
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments. The Company evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the three months ended September 30, 2001 and 2000 follows:

                 Three Months Ended September 30, 2001 and 2000


                                                  Organic         Pharmaceuticals,   Pharmaceutical     Institutional
                        Agro-        Industrial   Intermediates   Biochemicals &     Intermediates &    Sanitary
                        Chemicals    Chemicals    & Colorants     Nutritionals       Custom Mfg.        Supplies &      Consolidated
                                                                                                        Other           Totals

    2001
    Net sales            $1,199       11,390         9,803           18,537             5,356              1,356         $ 47,641
    Gross profit         $  308        1,705         1,341            3,301             1,020                563            8,238
    Unallocated cost
    of sales (1)                                                                                                              992
                                                                                                                         --------
    Net gross profit                                                                                                     $  7,246
                                                                                                                         ========


    2000
    Net sales            $1,830       12,314        12,113            9,612             3,740              1,442         $ 41,051
    Gross profit         $  575        2,209         1,561            1,841               282                656         $  7,124
    Unallocated cost
    of sales (1)                                                                                                            1,255
                                                                                                                         --------
    Net gross profit                                                                                                     $  5,869
                                                                                                                         ========





(1) Represents freight and storage costs that are not allocated to a segment.

Foreign segment disclosures that became applicable as a result of the recent acquisition of Schweizerhall Pharma are presented below.

                                   Net Sales                  Gross Profit
                                   ---------                  ------------
                             Three Months Ended            Three Months Ended
                                 September 30,                September 30,
                              2001         2000             2001          2000
                              ----         ----             ----          ----


United States              $ 33,246      $ 41,051         $ 5,081       $ 5,869
Germany                       6,602          -              1,368           -
The Netherlands               1,274          -                307           -
France                        2,248          -                139           -
Asia-Pacific                  4,271          -                351           -
                          ---------     -----------          -----        -----

Total                      $ 47,641      $ 41,051         $ 7,246      $  5,869
                            =======       ========         ======       =======


                                      Long-lived Assets, Net
                                      ----------------------
                               September 30,            June 30,
                                   2001                   2001
                                   ----                   ----

United States                   $ 2,003                $ 1,986
Germany                             340                    318
The Netherlands                     129                    126
France                               98                     71
Asia-Pacific                         41                     38
                                  -----                  -----

Total                           $ 2,611                $ 2,539
                                  =====                  =====

NOTE 5:  INVENTORY

Inventory consists of the following:

                                Sept. 30,              June 30,
                                  2001                   2001
                                --------              --------

Finished goods                  $33,495                $37,287
Work in process                     162                    180
Raw materials                       311                    351
                                 ------                 ------
         Total                  $33,968                $37,818
                                 ======                 ======

NOTE 6:  NET INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                                          Three Months
                                                            Ended
                                                           Sept. 30,

                                                        2001      2000
                                                        ----      ----
Net income available for common
  shareholders                                         $  535    $  929
                                                        =====     =====

Weighted average common shares (basic)                  6,508     6,037
Effect of dilutive securities:
  Stock options                                            28        54
                                                        -----     -----
Weighted average common and
  potential common shares
  outstanding (diluted)                                 6,536     6,091
                                                        =====     =====

Basic income per share                                 $ 0.08    $ 0.15
Diluted income per share                                 0.08      0.15

For the three months ended September 30, 2001 and 2000, employee stock options of 247 and 233 shares, respectively, were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

NOTE 7:  COMPREHENSIVE INCOME

The components of comprehensive income during the three months ended September 30, 2001 and 2000 were as follows:

                            September 30, 2001     September 30, 2000
                            ------------------     ------------------

Comprehensive income:
 Net income                     $   535                   $ 929
Foreign currency
 translation adjustment             323                       -
                                 ------                    ----

          Total                 $   858                   $ 929
                                 ======                    ====

NOTE 8:  RECLASSIFICATIONS

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $116 for the quarter ended September 30, 2000.


NOTE 9:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $150,000 and $66,000 for the quarters ended September 30, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has decided not to early adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of September 30, 2001 the Company had unamortized goodwill in the amount of $10,429,000 and unamortized identifiable intangible assets in the amount of $318,000.

Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(b) In July 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of SFAS 143 to have a significant effect on its results of operations or its financial position.

(c) In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on July 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS QUARTERLY REPORT ON FORM 10-Q AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: THE INABILITY TO MANAGE OUR RECENT RAPID GROWTH, UNFORESEEN ENVIRONMENTAL LIABILITIES AND THE UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.


LIQUIDITY AND CAPITAL RESOURCES:

At September 30, 2001, the Company had $13.4 million in cash, $0.9 million in short term investments and $7.6 million of short term bank loans. Working capital was $55.9 million at September 30, 2001 versus $55.3 million at June 30, 2001.

During the three months ended September 30, 2001 net cash provided by operating activities was $9.0 million. The cash was provided mainly from a $5.9 million reduction in accounts receivable due to improved collections and a lower sales volume during this quarter compared to the fourth quarter of fiscal 2001 and a $2.1 million reduction in inventory which was a result of the Company's efforts to lower its inventory position.

The net cash provided by operating activities of $9.0 million during the quarter ended September 30, 2001 was used to fully pay off $2.3 million of acquisition related debt, $1.3 million of short-term bank loans and $0.6 million of long-term liabilities.

On March 26, 2001 the Company invested $22.9 million, which included 600,000 shares of restricted common stock from treasury valued at $5.2 million, $4.6 million in notes, $2.9 million in cash, the assumption of debt for $9.0 million and acquisition costs of $1.2 million to acquire the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies had existing credit facilities with European financial institutions. These facilities provide the Company with a line of credit of 14.5 million Euros (approximately $13.1 million) of which $7.6 million was utilized as of September 30, 2001. Additionally, the Company maintains a credit facility with a domestic institution of $3.0 million, none of which was outstanding at September 30, 2001. The Company has $8.5 million of available credit under all its financing arrangements as of September 30, 2001. There are no borrowing requirements or expiration dates on any of the credit facilities referred to above.

The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures.

RESULTS OF OPERATIONS:

                                         Net Sales By Segment
                                    Three Months Ended September 30
Segment                          2001                            2000
                                 ----                            ----
                                          % of                           % of
                          $ THOUSAND        TOTAL     $ THOUSAND        TOTAL
                          ----------        -----     ----------         -----

Agrochemicals               $1,199          2.5          $1,830           4.5

Industrial Chemicals
                            11,390         23.9          12,314          30.0

Organic Intermediates &
Colorants
                             9,803         20.6          12,113          29.5

Pharmaceutical
Biochemicals &              18,537         38.9           9,612          23.4
Nutritionals

Pharmaceutical
Intermediates & Custom
Mfg.                         5,356         11.2           3,740           9.1

Institutional Sanitary
Supplies & Other

                             1,356          2.9           1,442          3.5
                           --------       -------       ---------      ------

TOTAL NET SALES
                          $ 47,641        100.0        $ 41,051         100.0
                      -===========        =====        -=======         =====

                                        Gross Profit By Segment
                                     Three Months Ended September 30

Segment                           2001                            2000
                                  ----                            ----

                                              % of                       % of
                          $ THOUSAND          TOTAL     $ THOUSAND       TOTAL
                          ----------          -----     -----------      -----

Agrochemicals               $ 308            3.7          $ 575            8.1

Industrial Chemicals
                            1,705           20.7          2,209           31.0

Organic Intermediates &
Colorants
                            1,341           16.3          1,561           21.9

Pharmaceutical
Biochemicals &
Nutritionals                3,301           40.1          1,841           25.8

Pharmaceutical
Intermediates & Custom
Mfg.                        1,020           12.4            282            4.0

Institutional Sanitary
Supplies & Other

                              563            6.8            656            9.2
                          --------       -------       ---------        ------

TOTAL GROSS PROFIT
BEFORE FREIGHT AND
STORAGE COSTS
                            8,238          100.0          7,124          100.0
                                           =====                         =====
Unallocated Cost of
Sales                         992                         1,255
                              ---                         -----

NET GROSS
PROFIT                     $7,246                        $5,869
                           -=====                        -=====


SALES AND GROSS PROFIT:
Net sales for the three months ended September 30, 2001 increased 16%, to $47.6 million compared with $41.1 million for the same period last year. The acquisition of Schweizerhall Pharma, which closed March 26, 2001 accounted for $14.4 million, or 30%, of sales for the quarter. Generally, domestic United States sales were weaker along virtually all segments. In addition, sales were adversely affected by the tragic events of September 11, 2001 due to delayed shipments of products and other economic ramifications which resulted from the events.

The majority of the sales resulting from the Schweizerhall Pharma acquisition were in the Pharmaceuticals, Biochemicals and Nutritionals segment. These sales amounted to $11.6 million and were the major factor in this segment's sales increase of $8.9 million, or 93%, to $18.5 million. Offsetting the effect of the acquisition was a general weakening of prices in the nutritionals business area, as well as the impact of the loss of sales resulting from the termination of a supply agreement in October 2000 which amounted to $1.5 million for the quarter ended September 30, 2000.

The balance of sales resulting from the Schweizerhall Pharma acquisition, $2.8 million, was in the Pharmaceutical Intermediates and Custom Manufacturing segment. This segment had an overall increase of $1.6 million, or 43%, to $5.4 million despite the fact that the terminated supply agreement referenced above represented a principal source of goods for this segment, specifically $2.0 million in sales for the quarter ended September 30, 2000.

The Agrochemicals segment showed a 34% decrease in sales, from $1.8 million to $1.2 million. This is related only to the timing of sales in this quarter and does not represent a new trend.

Sales in the Organic Intermediates & Colorants and Industrial Chemicals segments decreased 19% and 8%, respectively. Both decreases are due to generally weakening of the economy, causing a reduction of demand.

Sales of the remaining segment, Institutional Sanitary Supplies and Other, were flat.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1.1 million or 16%, to $8.2 million from $7.1 million, comparable to the increase in sales. The inclusion in 2001 of Schweizerhall Pharma accounted for $2.3 million, again primarily in the Pharmaceuticals, Biochemicals and Nutritionals segment, offsetting decreases in overall gross profit of $1.2 million in our domestic business.

The gross profit resulting from the Schweizerhall Pharma business amounted to $1.7 million in the Pharmaceuticals, Biochemicals and Nutritionals segment. The gross margins on this business are somewhat lower than the margins on the traditional business, resulting in a lower percentage increase in gross profit than sales for this segment.

On the other hand, the gross profit attributable to the Schweizerhall Pharma business in the Pharmaceutical Intermediates and Custom Manufacturing segment, which amounted to $0.6 million in the quarter ended September 30, 2001, is at substantially higher gross margins than Aceto's traditional business, causing the much greater percentage increase in gross profit than sales.

Gross profit attributable to the Industrial Chemicals segment decreased 23%, significantly greater than the 8% decrease in sales. Decreased profit margins across many of its product areas, especially food chemicals and polymer additives, because of eroding selling prices was the primary reason. In addition, the timing of certain high profit sales in custom manufactured products recorded in the first quarter of fiscal 2001 caused a decrease in comparison with this year's first quarter because they will be recorded in the second quarter of fiscal 2002.

The Agrochemicals segment showed a 46% decrease in gross profit, again greater than the percent decrease in sales. This is due to the mix of products sold during the quarter being weighted towards lower gross profit items.

The Organic Intermediates and Colorants segment showed a smaller percentage decrease in gross margin (14%) than sales (19%). This can be attributed to more emphasis on sourcing, especially from China. Lastly, margins for the Institutional Sanitary Supplies and Other segment decreased 14% compared with flat sales. This larger percentage decrease in gross margin is primarily due to a shift in product mix towards lower profit margin products.

Unallocated cost of sales decreased $263,000, to $992,000 from $1,255,000 in 2000. A corporate focus on these areas, specifically relating to reducing both material held in United States warehouses and warehouse storage rates, was responsible for this decline.

Selling, general and administrative expenses for the three months ended September 30, 2001 were $6.3 million, compared with $4.6 million for the same period in 2000, an increase of $1.7 million or 37.0%. The increase is primarily due to the Schweizerhall Pharma distribution business which was acquired on March 26, 2001. This business accounted for approximately $1.8 million or 108% of the increase. Costs of the domestic U.S. business were lower by approximately $0.1 million and there were no significant increases or decreases in the individual components of selling, general and administrative expenses for the three months ended September 30, 2001 compared to the same period last year.

Interest expense for the quarter ended September 30, 2001 was $0.25 million versus zero in the prior year. This was fully attributable to the short-term bank loans and acquisition related debt arising as a result of the Schweizerhall Pharma acquisition. The total balance of this debt was reduced from $11.2 million at June 30, 2001 to $7.6 million at September 30, 2001 through debt payments totaling $3.6 million.

Interest and other income decreased to $165,000 for the three months ended September 30, 2001 from $302,000 for the same period last year. The reduction in income of $137,000 was attributable to a loss on marketable securities of $81,000 this year versus a gain on marketable securities of $8,000 recorded during the same period last year. Interest on investments decreased by $51,000 due to the holding of long-term investments during last year's quarter of over $6.0 million which was subsequently sold in the second half of fiscal 2001.

The effective tax rate decreased to 36.1% for the three months ended September 30, 2001 from 39.7% for the same period last year. The decrease in the effective tax rate is a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $150,000 and $66,000 for the quarters ended September 30, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has decided not to early adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of September 30, 2001 the Company had unamortized goodwill in the amount of $10,429,000 and unamortized identifiable intangible assets in the amount of $318,000.

Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements as of the date of this report, including whether it will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

(b( In July 2001, the FASB issued SFAS No. 143, "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS" ("SFAS 143"). SFAS 143 is effective for fiscal years beginning after June 15, 2002, and establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company does not expect the adoption of SFAS 143 to have a significant effect on its results of operations or its financial position.

(c) In October 2001, the FASB issued SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS", which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining the fundamental recognition and measurement provisions of that statement. SFAS No. 144 requires that a long-lived asset to be abandoned, exchanged for a similar productive asset or distributed to owners in a spinoff to be considered held and used until it is disposed of. However, SFAS No. 144 requires that management consider revising the depreciable life of such long-lived asset. With respect to long-lived assets to be disposed of by sale, SFAS No. 144 retains the provisions of SFAS No. 121 and, therefore, requires that discontinued operations no longer be measured on a net realizable value basis and that future operating losses associated with such discontinued operations no longer be recognized before they occur. SFAS No. 144 is effective for all fiscal quarters of fiscal years beginning after December 15, 2001, and will thus be adopted by the Company on July 1, 2002. The Company has not determined the effect, if any, that the adoption of SFAS No. 144 will have on the Company's consolidated financial statements.


ITEM 3.  MARKET RISK

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

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports On Form 8-K.
------------------------------------------

         (a)   Exhibits.  Not applicable.
         (b)   Reports on Form 8-K.

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






ACETO CORPORATION





DATE  November 13, 2001              BY /s/ Douglas Roth
     ------------------------------    ----------------------------------------
                                       Douglas Roth, Chief Financial Officer



DATE  November 13, 2001              BY /s/ Leonard S. Schwartz
     ------------------------------    ----------------------------------
                                       Leonard S. Schwartz,Chief Executive
                                       Officer