Form 10-Q
period 2001-12-31
ACETO CORP
filed 2002-02-14
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended DECEMBER 31, 2001
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report.
Shares of common stock - 6,521,945

                       ACETO CORPORATION AND SUBSIDIARIES
                FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2001

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements                                    Page No.
                                                                     --------

             Consolidated Balance Sheets - December 31, 2001
             and June 30, 2001.....................................    3-4

             Consolidated Statements of Income - Six Months
             Ended December 31, 2001 and 2000......................      5

             Consolidated Statements of Income - Three Months
             Ended December 31, 2001 and 2000......................      6

             Consolidated Statements of Cash Flows - Six Months
             Ended December 31, 2001 and 2000......................      7

             Notes to Consolidated Financial Statements............   8-15

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................  16-26

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk...........................................     26

PART II. OTHER INFORMATION

Item 4.      Matters Submitted to a Vote of Securities Holders.....     27


Item 6.      Exhibits and Reports on Form 8-K......................     28

             Signatures............................................     29

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                       (Unaudited)
                                                         Dec. 31,      June 30,
                                                           2001           2001
                                                           ----           ----
ASSETS
------

Current assets:
 Cash and cash equivalents                                 $ 12,109     $  7,310
 Short-term investments                                         914          988
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $509; June, $316)                                  38,286       38,285
   Other                                                      3,658        3,215
                                                           --------     --------
                                                             41,944       41,500

 Inventory                                                   36,309       37,818
 Prepaid expenses                                               717          686
 Deferred income tax benefit, net                             1,773        1,773
 Property held for sale                                         483          483
                                                           --------     --------

     Total current assets                                    94,249       90,558

Long-term investments                                           369          369
Long-term notes receivable                                      749          794

Property and equipment:
 Machinery and equipment                                        971          953
 Leasehold improvements                                       1,136        1,093
 Computer equipment                                           1,482        1,378
 Furniture and fixtures                                         577          983
 Automobiles                                                    297          264
                                                           --------     --------
                                                              4,463        4,671
 Less accumulated depreciation and amortization               1,971        2,132
                                                           --------     --------
                                                              2,492        2,539

Goodwill, less accumulated amortization
  (Dec., $831; June, $544)                                   10,702       10,367
Other assets                                                    537          546
                                                           --------     --------

Total assets                                               $109,098     $105,173
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                       (Unaudited)
                                                         Dec. 31,       June 30,
                                                           2001           2001

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Drafts and acceptances payable                       $   2,981      $   1,533
  Short-term bank loans                                    8,106          8,864
  Notes payable - acquisition                               --            2,313
  Current installments on
    long-term liabilities                                    397            397
  Accounts payable                                         7,783         10,529
  Accrued merchandise purchases                            3,337          1,626
  Accrued compensation                                     2,938          2,913
  Accrued environmental remediation                        1,284          1,292
  Accrued income taxes                                     1,366            519
  Other accrued expenses                                  10,501          5,313
                                                       ---------      ---------
          Total current liabilities                       38,693         35,299

Long-term liabilities, excluding
    current installments                                     176            671


Shareholders' equity:
  Common stock,$.01 par value;
     Authorized 20,000,000 shares;
     Issued 9,001,290 shares;
     Outstanding: Dec., 6,521,945 shares;
       June, 6,503,707 shares                                 90             90
  Capital in excess of par value                          56,483         56,416
  Retained earnings                                       38,742         38,006
  Treasury stock, at cost:
    Dec., 2,479,345 shares
    June,  2,497,583 shares                              (24,366)       (24,545)
  Accumulated other comprehensive loss                      (720)          (764)
                                                       ---------      ---------

          Total shareholders' equity                      70,229         69,203
                                                       ---------      ---------

Commitments and Contingencies

Total Liabilities and Shareholders' Equity             $ 109,098      $ 105,173
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                            (Unaudited)
                                                          Six Months Ended
                                                              Dec. 31,
                                                              --------

                                                        2001             2000
                                                        ----             ----

Net sales                                            $ 103,006        $  78,800
Cost of sales                                           86,294           66,608
                                                     ---------        ---------
 Gross profit                                           16,712           12,192

Selling, general and administrative
 expenses                                               14,129            9,473
                                                     ---------        ---------

    Operating profit                                     2,583            2,719

Other income (expense):
   Interest expense                                       (209)              (1)
   Interest and other income                               339              607
                                                     ---------        ---------

                                                           130              606
                                                     ---------        ---------

Income before income taxes                               2,713            3,325

Provision for income taxes                                 935            1,255
                                                     ---------        ---------

Net income                                           $   1,778        $   2,070
                                                     =========        =========

Net income per common share:

         Basic                                       $    0.27        $    0.34
                                                     =========        =========

         Diluted                                          0.27             0.34
                                                     =========        =========

Weighted average shares outstanding:

         Basic                                           6,511            6,004
                                                     =========        =========

         Diluted                                         6,538            6,041
                                                     =========        =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)



                                                              (Unaudited)
                                                           Three Months Ended
                                                               Dec. 31,
                                                               --------

                                                         2001            2000
                                                         ----            ----

Net sales                                              $ 55,365        $ 37,750
Cost of sales                                            45,899          31,427
                                                       --------        --------
 Gross profit                                             9,466           6,323

Selling, general and administrative
 expenses                                                 7,808           4,844
                                                       --------        --------

    Operating profit                                      1,658           1,479

Other income (expense):
   Interest expense                                         (93)             (1)
   Interest and other income                                311             306
                                                       --------        --------

                                                            218             305
                                                       --------        --------

Income before income taxes                                1,876           1,784

Provision for income taxes                                  633             643
                                                       --------        --------

Net income                                             $  1,243        $  1,141
                                                       ========        ========

Net income per common share:

         Basic                                         $   0.19        $   0.19
                                                       ========        ========

         Diluted                                           0.19            0.19
                                                       ========        ========

Weighted average shares outstanding:

         Basic                                            6,513           5,971
                                                       ========        ========

         Diluted                                          6,540           5,991
                                                       ========        ========




See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                                                (Unaudited)
                                                              Six Months Ended
                                                                December 31,
                                                             2001         2000
                                                             ----         ----
Operating activities:
  Net income                                               $  1,778    $  2,070
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Depreciation and amortization                              712         440
     Provision (recovery) for doubtful accounts                 207         (35)
     Foreign currency translation adjustment                     44          --
     Income tax benefit on exercise of stock options             12           9
     Deferred tax benefit                                        --         (67)
     Changes in assets and liabilities:
       Investments - trading securities                          74         (91)
       Trade accounts receivable                               (208)       (552)
       Other receivables                                       (469)      1,027
       Inventory                                               (175)      2,758
       Prepaid expenses                                         (31)         43
       Other assets                                             (72)         63
       Drafts and acceptances payable                         1,448         (87)
       Accounts payable                                      (2,746)        340
       Accrued merchandise purchases                          1,711      (4,881)
       Accrued compensation                                      25         (88)
       Accrued environmental remediation                         (8)        (11)
       Accrued income taxes                                     847        (113)
       Other accrued expenses and long
            term liabilities                                  3,991         (88)
                                                           --------    --------
Net cash provided by operating activities                     7,140         737
                                                           --------    --------

Investing activities:
  Purchases of investments - held-to-maturity                    --         (13)
  Proceeds from investments - held-to-maturity                   --       3,158
  Payments received on notes receivable                          71          45
  Purchases of property and equipment                          (297)       (540)
  Acquisition of business, net of cash acquired                (213)         --
  Proceeds from settlement of certain acquired
    accounts receivable balances recorded in goodwill         1,571          --
                                                           --------    --------
Net cash provided by investing activities                     1,132       2,650
                                                           --------    --------

Financing activities:
  Payments of long-term liabilities                            (636)       (166)
  Proceeds from exercise of stock options                       238         181
  Payments for purchases of treasury stock                      (84)     (1,332)
  Issuance of treasury stock to employees                        80          60
  Payments of bank loans                                       (758)       --
  Payments of notes payable - acquisition                    (2,313)       --
                                                           --------    --------
Net cash used in financing activities                        (3,473)     (1,257)
                                                           --------    --------

Net increase in cash and cash equivalents                     4,799       2,130
Cash and cash equivalents at beginning of period              7,310       2,811
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 12,109    $  4,941
                                                           ========    ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)

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

The total purchase price for the Schweizerhall Pharma acquisition was $23,331. This amount consisted of 600 restricted shares of the Company's Common Stock, the assumption of $8,966 of Schweizerhall Holding AG debt, $3,324 in cash, the issuance of notes of $4,626 and acquisition costs of $1,240. The quoted market price of the Company's common stock on March 26, 2001, of $8.625 per share, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares may not be sold unless registered or unless an exemption from registration is available. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result, at closing Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

The notes payable of $4,626 issued at closing bear interest at 3%. Principal and interest are payable monthly. Monthly principal payments are determined by the lesser of the outstanding principal balance or the book value of certain inventory (as defined in the note agreement) sold in the preceding month. Any unpaid amounts are due in full on March 31, 2002. Amounts outstanding under the notes were $2,313 as of June 30, 2001. These notes were paid in full during the quarter ended September 30, 2001.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their fair values at the date of acquisition. During the quarter ended September 30, 2001, the Company received $1,571 from the previous owners of Schweizerhall Pharma in settlement of certain accounts receivable balances.

The excess of cost over the fair value of assets acquired (goodwill) preliminarily amounted to $7,147. The goodwill is being amortized on a straight-line basis over a period of twenty years. Amortization of goodwill amounted to $170 for the six months ended December 31, 2001. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. Any additional payments made in connection with inventory will be allocated to the additional inventory purchased or goodwill, as appropriate, at the time the additional payment is made. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

Pro forma results of operations for the quarter and six months ended December 31, 2000 were not provided as the information needed to prepare such pro forma information was not available.

In connection with the March 26, 2001 Schweizerhall Pharma acquisition, the Company recorded liabilities (included in "other accrued expenses") for employee severance and for operating lease payments as a result of exit plans formulated as of the acquisition date. The severance accrual relates to involuntary termination of administration and middle management personnel from the acquired operations. During fiscal 2002, the Company refined its estimation of severance to include certain additional administrative and middle management employees. The Company does not anticipate that additional provisions will be required, as the Company has finalized its exit plans. The operating lease payment relates to equipment and facilities leases assumed by the Company. Amounts accrued represent management's estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs, net of recoverable amounts.

The changes in exit plan liabilities during the six months ended December 31, 2001 are as follows:
                                          Severance        Lease
                                          Liability       Liability      Total
                                          ---------       ---------      -----

Balance July 1, 2001                        $ 106          $  39         $ 145
Reserve established in fiscal 2002            413              5           418
Utilized in fiscal 2002 (paid)               (169)           (44)         (213)
                                            -----          -----         -----
Balance December 31, 2001                   $ 350          $ -0-         $ 350
                                            =====          =====         =====

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the six months ended December 31, 2001 and 2000 was as follows:
                                     2001             2000
                                     ----             ----

          Interest paid             $516            $    1
          Income taxes paid          357             1,425

During the six months ended December 31, 2001 the Company recorded additional exit plan liabilities of $418, which have been reflected as a component of other accrued expenses and goodwill on the accompanying consolidated balance sheet.

NOTE 4:  SEGMENT INFORMATION
The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments. The Company's chief decision maker evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the six and three months ended December 31, 2001 and 2000 follows:


                                              Six Months Ended December 31, 2001 and 2000

                                            Organic         Pharmaceuticals,  Pharmaceutical     Institutional         Consolidated
                       Agro-    Industrial  Intermediates   Biochemicals &    Intermediates &    Sanitary Supplies &   Totals
                     Chemicals  Chemicals   & Colorants     Nutritionals      Custom Mfg.        Other
2001
Net sales             $  6,382    22,088      18,093           43,376             10,622              2,445              $103,006
Gross profit          $  1,799     3,491       2,401            8,068              1,699              1,067                18,525
Unallocated cost
of sales (1)                                                                                                                1,813
                                                                                                                         --------
Net gross profit                                                                                                         $ 16,712
                                                                                                                         ========

2000
Net sales             $  5,423    24,579      23,138           17,846              5,249              2,565              $ 78,800
Gross profit          $  2,301     4,656       3,064            3,443                557                775              $ 14,796
Unallocated cost
of sales (1)                                                                                                                2,604
                                                                                                                         --------
Net gross profit                                                                                                         $ 12,192
                                                                                                                         ========

                                             Three Months Ended December 31, 2001 and 2000

                                            Organic         Pharmaceuticals,  Pharmaceutical     Institutional         Consolidated
                       Agro-    Industrial  Intermediates   Biochemicals &    Intermediates &    Sanitary Supplies &   Totals
                     Chemicals  Chemicals   & Colorants     Nutritionals      Custom Mfg.        Other
2001
Net sales             $  5,187    10,648       8,244           24,820              5,253              1,213              $ 55,365
Gross profit          $  1,496     1,801       1,060            5,074                679                320                10,430
Unallocated cost
of sales (1)                                                                                                                  964
                                                                                                                         --------
Net gross profit                                                                                                         $  9,466
                                                                                                                         ========

2000
Net sales             $  3,589    12,233      10,994            8,209              1,499              1,226              $ 37,750
Gross profit          $  1,726     2,447       1,503            1,602                275                119              $ 7,672
Unallocated cost
of sales (1)                                                                                                                1,349
                                                                                                                         --------
Net gross profit                                                                                                         $  6,323
                                                                                                                         ========


(1) Represents freight and storage costs that are not allocated to a segment.

Foreign segment disclosures that became applicable as a result of the recent acquisition of Schweizerhall Pharma are presented below.

                                   Net Sales                   Gross Profit
                                   ---------                   ------------
                                Six Months Ended             Six Months Ended
                                  December 31,                 December 31,
                               2001          2000           2001          2000
                               ----          ----           ----          ----

United States                $  71,634     $  78,800     $  11,531      $ 12,192
Germany                         13,368          --           2,642          --
The Netherlands                  2,895          --             560          --
France                           6,339          --             660          --
Asia-Pacific                     8,770          --           1,319          --
                              --------      --------      --------      --------

Total                        $ 103,006     $  78,800     $  16,712      $ 12,192
                              ========      ========      ========      ========


                                           Long-lived Assets, net
                                           ----------------------
                                        December 31,        June 30,
                                            2001              2001
                                            ----              ----

United States                             $1,891             $1,986
Germany                                      332                318
The Netherlands                              139                126
France                                        94                 71
Asia-Pacific                                  36                 38
                                          ------             ------

Total                                     $2,492             $2,539
                                          ======             ======

NOTE 5:  INVENTORY

Inventory consists of the following:

                                            Dec. 31,          June 30,
                                              2001              2001
                                            --------          --------

Finished goods                              $ 35,852          $ 37,287
Work in process                                  168               180
Raw materials                                    289               351
                                            --------          --------
         Total                              $ 36,309          $ 37,818
                                            ========          ========

NOTE 6:  NET INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                           Six Months Ended   Three Months Ended
                                                Dec. 31,             Dec. 31,
                                            2001      2000       2001      2000
                                            ----      ----       ----      ----

Net income available for common
  shareholders                             $ 1,778   $ 2,070   $ 1,243   $ 1,141
                                            ======    ======    ======    ======

Weighted average common shares
 (basic)                                     6,511     6,004     6,513     5,971
Effect of dilutive securities:
  Stock options                                 27        37        27        20
                                            ------    ------    ------    ------
Weighted average common and
  potential common shares
  outstanding (diluted)                      6,538     6,041     6,540     5,991
                                            ======    ======    ======    ======

Basic income per share                     $  0.27   $  0.34   $  0.19   $  0.19
Diluted income per share                      0.27      0.34      0.19      0.19

For the three months ended December 31, 2001, September 30, 2001, December 31, 2000 and September 30, 2000, employee stock options of 312, 247, 287 and 233 shares, respectively, were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

NOTE 7:  COMPREHENSIVE INCOME
The components of comprehensive income were as follows:

                                        Six Months Ended      Three Months Ended
                                            Dec. 31,               Dec. 31,
                                         2001      2000         2001      2000
                                         ----      ----         ----      ----

Comprehensive income:
 Net income                             $1,778    $2,070       $1,243    $1,141
Foreign currency
 translation adjustment                     44         -         (279)        -
                                         -----     -----        -----     -----

         Total                          $1,822    $2,070       $  964    $1,141
                                         =====     =====        =====     =====

NOTE 8:  RECLASSIFICATIONS
Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $125 and $240, respectively for the quarter and six months ended December 31, 2000.


NOTE 9:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $287 and $180 for the six months ended December 31, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has decided not to early adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of December 31, 2001 the Company had unamortized goodwill in the amount of $10,702 and unamortized identifiable intangible assets in the amount of $341.

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

         (in thousands, except per share amounts)

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED
DECEMBER 31, 2000

                              Net Sales By Segment
                          Six Months Ended December 31

Segment                                2001                 2000
                                       ----                 ----
                                                  % of                % of
                                    $ thousand    total  $ thousand   total
                                    ----------    -----  -----------  -----

Agrochemicals                       $    6,382      6.2%  $  5,423     6.9%

Industrial Chemicals                    22,088     21.4     24,579    31.2

Organic Intermediates &
Colorants                               18,093     17.6     23,138    29.4

Pharmaceuticals,
Biochemicals & Nutritionals             43,376     42.1     17,846    22.6

Pharmaceutical
Intermediates & Custom Mfg              10,622     10.3      5,249     6.7

Institutional Sanitary
Supplies & Other                         2,445      2.4      2,565     3.2
                                    ----------    -----   --------   -----

TOTAL NET SALES
                                    $  103,006    100.0%  $ 78,800   100.0%
                                    ==========    =====   ========   =====

                             Gross Profit By Segment
                          Six Months Ended December 31

Segment                             2001                            2000
                                    ----                            ----

                                                 % of                      % of
                                $ thousand       total  $ thousand         total
                                ----------       -----  ----------         -----

Agrochemicals                    $   1,799        9.7%   $   2,301         15.5%

Industrial Chemicals                 3,491       18.8        4,656         31.5

Organic Intermediates &
Colorants                            2,401       13.0        3,064         20.7

Pharmaceuticals,
Biochemicals & Nutritionals          8,068       43.6        3,443         23.3

Pharmaceutical
Intermediates & Custom Mfg           1,699        9.2          557          3.8

Institutional Sanitary
Supplies & Other                     1,067        5.7          775          5.2
                                 ---------    -------    ---------    ---------

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS        $  18,525      100.0%   $  14,796        100.0%
                                              =======                  =========

Unallocated Cost of Sales            1,813                   2,604
                                 ---------               ---------

NET GROSS PROFIT                 $  16,712               $  12,192
                                 =========               =========


SALES AND GROSS PROFIT:
In the six months ended December 31, 2001 compared with 2000, net sales increased $24,206 to $103,006, an increase of 31%. Sales attributed to the acquisition of Schweizerhall Pharma, which closed March 26, 2001, were $31,719, accounting for more than the entire increase in sales.

Sales in the Pharmaceuticals, Biochemicals and Nutritionals segment, showed the largest increase, from $17,846 in 2000 to $43,376 in 2001, a percentage increase of 143%. The vast majority of sales from the Schweizerhall Pharma acquisition, $23,916, were in this segment.

Excluding these sales, the segment showed an increase of $1,614. Significant sales of one generic drug helped the generic drug portion of this segment report an increase in sales, but this was mostly offset by continuing weakness in the pricing of nutritional supplements.

The balance of the sales resulting from the acquisition fell in the Pharmaceutical Intermediates and Custom Manufacturing segment and were $7,803 for the six month period ended December 31, 2001. This gave the segment an overall increase of 102%, from $5,249 to $10,622. Excluding these sales, the segment's sales decreased $2,430, attributable to lost sales from this segment's former primary supplier. This supplier terminated a supply arrangement in October 2000.

Agrochemical sales increased 18%, from $5,423 to $6,382. A restructuring of the Company's arrangement with a third party resulted in additional sales of $1,816. Excluding this, sales fell $857, reflecting a general decrease in demand.

Sales in the Industrial Chemicals and Organic Intermediates & Colorants segments decreased 10% and 22%, to $22,088 and $18,093, respectively. The recession in the U.S. economy, especially in the chemical industry, was the main reason for the decreases.

Sales of the remaining segment, Institutional Sanitary Supplies and Other, were 5% lower, attributable to lower volume due to economic conditions and the after effects of the September 11th terrorist attack given that a substantial amount of the segment's sales are made in the metropolitan New York area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 25%, from $14,796 to $18,525. The inclusion of Schweizerhall Pharma in 2001, again primarily in the Pharmaceuticals, Biochemicals and Nutritionals segment and, to a lesser extent, the Pharmaceutical Intermediates and Custom Manufacturing segment, accounted for $5,013. While the gross margin percentage for the six month period ended December 31, 2001 stayed relatively constant at 19.0% this year compared to 18.8% last year, gross profits on our continuing domestic business decreased by $1,284, due to the overall decrease in domestic sales of $7,513.

The gross margin resulting from the Schweizerhall Pharma business amounted to $3,638 or 15.2% versus $4,430 or 22.8% for our traditional business in the Pharmaceuticals, Biochemicals and Nutritionals segment for the six months ended December 31, 2001. The gross margins realized from the Schweizerhall Pharma business are lower than the margins earned on our traditional business due to a different product mix.

The reverse is true in the Pharmaceutical Intermediates and Custom Manufacturing segment. The gross margin attributable to the Schweizerhall Pharma business amounted to $1,375 and is at substantially higher gross margins than our traditional business, causing the much greater percentage increase in gross margins than sales.

The Agrochemicals segment showed a decline in gross margin of 22%, despite an increase of 18% of sales. The restructuring of the Company's arrangement with a third party led to an increase in sales, but the same gross profit. This is the primary cause of the discrepancy between sales and gross profit percentage changes for the period.

The Industrial Chemicals segment's gross profit decreased 25%, significantly greater than the 10% decrease in sales. Continuing erosion of margins in most product areas, especially food and flavor chemicals, polymer additives and textile chemicals caused the higher percentage decrease in margins than sales.

The Institutional Sanitary Supplies and Other segment had a significantly higher gross margin increase than the increase in sales. This occurred because of a shift towards higher margin products.

Unallocated domestic cost of sales declined significantly, from $2,604 to $1,813, primarily because of generally lower business levels domestically and a corporate initiative to reduce these costs, achieved by lower amounts of inventory in warehouses and a general reduction in storage rates paid.

Selling, general and administrative expenses as a percentage of sales were 13.7% in the first six months of fiscal 2002 versus 12.0% for the comparable period in fiscal 2001. Administration costs increased due primarily to the acquisition of the distribution business of Schweizerhall Pharma in March 2001. In addition, office rental costs were higher due to additional space taken, a higher bad debt provision was required and overall personnel costs were higher due to some new positions and overall wage increases.

For the six months ended December 31, 2001 the operating profit was $2,583 compared to $2,719 in the comparable period last year. The decrease was primarily due to lower net sales and margins in the domestic U.S. business in addition to higher SG&A expenses. These were offset in a positive way by the six months of operating profit generated by the distribution business acquired from Schweizerhall Pharma in March 2001.

Interest and other income decreased to $339 for the six months ended December 31, 2001 from $607 for the same period last year. The reduction in income of $268 was attributable to a loss on marketable securities of $74 this year versus a gain on marketable securities of $88 recorded during the same period last year. Interest on investments decreased by $101 due to the holding of long-term investments during last year's period of over $6,000 which were subsequently sold in the second half of fiscal 2001.

Interest expense for the six months ended December 31, 2001 was $209 versus $1 in the prior year. This was fully attributable to the short-term bank loans and acquisition related debt arising as a result of the

Schweizerhall Pharma acquisition. The total balance of this debt was reduced from $11,177 at June 30, 2001 to $8,106 at December 31, 2001 through debt payments totaling $3,071.

The effective tax rate for the six months ended December 31, 2001 was 34.5% compared to last year's 37.7%. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdiction due to the Schweizerhall Pharma acquisition.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

                              Net Sales By Segment
                         Three Months Ended December 31

Segment                              2001                 2000
                                     ----                 ----
                                               % of                % of
                                 $ thousand    total  $ thousand   total
                                 ----------    -----  ----------   -----

Agrochemicals                    $   5,187      9.4%  $  3,589     9.5%

Industrial Chemicals
                                    10,648     19.2     12,233    32.4

Organic Intermediates &
Colorants
                                     8,244     14.9     10,994    29.1

Pharmaceuticals,
Biochemicals & Nutritionals
                                    24,820     44.8      8,209    21.7

Pharmaceutical
Intermediates & Custom Mfg
                                     5,253      9.5      1,499     4.0

Institutional Sanitary
Supplies & Other

                                     1,213      2.2      1,226     3.3
                                 ---------    -----   --------   -----

TOTAL NET SALES
                                 $  55,365    100.0%  $ 37,750   100.0%
                                 =========    =====   ========   =====

                             Gross Profit By Segment
                         Three Months Ended December 31

Segment                              2001                       2000
                                     ----                       ----

                                                  % of                    % of
                                 $ thousand       total     $ thousand    total
                                 ----------       -----     -----------   -----

Agrochemicals                     $   1,496       14.3%      $ 1,726      22.5%

Industrial Chemicals                  1,801       17.3         2,447      31.9

Organic Intermediates &
Colorants                             1,060       10.2         1,503      19.6

Pharmaceuticals,Biochemicals
& Nutritionals                        5,074       48.6         1,602      20.9

Pharmaceutical
Intermediates & Custom Mfg              679        6.5           275       3.6

Institutional Sanitary
Supplies & Other                        320        3.1           119       1.5
                                  ---------   --------       -------   -------

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS         $  10,430      100.0%      $ 7,672     100.0%
                                              ========                 =======

Unallocated Cost of Sales               964                    1,349
                                    -------                  -------

NET GROSS PROFIT                  $   9,466                  $ 6,323
                                  =========                  =======

Sales for the three months ended December 31, 2001 increased 47% to $55,365 from $37,750 for the comparable period in 2000. As noted in the six months analysis, the inclusion of business from the Schweizerhall Pharma acquisition was the primary cause of the increase. Sales attributable to the acquisition amounted to $16,519 and gross profits were $2,768.

Generally, the individual segments showed comparable results for the three months as from the six months, though there were some differences due to the timing of certain events.

The Pharmaceuticals, Biochemicals and Nutritionals segment showed greater percentage increases in both sales (202%) and gross profits (217%) for the three month period ended December 31, 2001 than the six months primarily because all the sales of the generic drug referred to earlier occurred during the second fiscal quarter. For the quarter, sales and gross profit attributable to the Schweizerhall Pharma acquisition were $12,348 and $2,224, respectively.

The Pharmaceutical Intermediates and Custom Manufacturing segment showed greater percentage increases in the second fiscal quarter as well, (250% for sales and 147% for gross profit) primarily because the impact of the terminated supply agreement (which occurred in October 2000) was more pronounced for the prior year's three month period. The absence of those sales for the majority of the prior year's quarter magnified the impact of the inclusion of sales ($4,171) and gross profits ($544) resulting from the Schweizerhall Pharma acquisition.

The same holds true for the Agrochemicals segment. A restructuring of the Company's arrangement with a third party occurred during the second fiscal quarter, causing sales in that quarter to have a greater comparative percentage increase (45%) than the six months. Gross margins decreased 13%, somewhat less than the decrease from six months. The mix of products sold during the second quarter was weighted more heavily towards higher margin products than the six months.

Both the Industrial Chemicals and the Organic Intermediates & Colorants segments' results were down slightly for the three months compared to the comparable period last year. Both segments are heavily dependent on the domestic economy and the recession and effects of the September 11th terrorist attacks impacted the results for the second quarter.

Selling, general and administrative expenses as a percentage of sales were 14.1% for the three months ended December 31, 2001, up from 12.8% in the second quarter of fiscal 2001. The second quarter of fiscal 2002 included the added operating costs of the Schweizerhall Pharma distribution business acquired on March 26, 2001. The current period also had increased personnel costs, higher rent costs due to an office expansion, a higher bad debt provision and additional professional fees related to our global restructuring and tax strategy projects.

The operating profit for the three months ended December 31, 2001 was $1,658, compared to $1,479 in the quarter ended December 31, 2000. The higher profit level was primarily due to the profit generated by the Schweizerhall Pharma business acquired in March 2001, which offset an overall increase in the SG&A and amortization expense due to the acquisition.

Interest and other income was basically flat at $311 for the three months ended December 31, 2001 versus $306 in the comparable quarter last year.

Interest expense for the quarter ended December 31, 2001 was $93 versus $1 in the prior year. This was fully attributable to the short-term bank loans arising as a result of the Schweizerhall Pharma acquisition.

The effective tax rate for the three months ended December 31, 2001 was 33.7% compared to last year's 36.0%. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

LIQUIDITY AND CAPITAL RESOURCES:

At December 31, 2001, the Company had $12,109 in cash, $914 in short term investments and $8,106 of short term bank loans. Working capital was $55,556 at December 31, 2001 versus $55,259 at June 30, 2001.

The Company's cash position at December 31, 2001 increased $4,799 from the June 30, 2001 level. Operating activities provided cash of $7,140, primarily from increases in other accrued expenses and long term liabilities, drafts and acceptances payable and accrued merchandise purchases totaling $7,150, partially offset by a decrease in accounts payable of $2,746. Investing activities provided cash of $1,132, primarily from the settlement of certain acquired accounts receivable balances of $1,571, partially offset by additional acquisition costs related to the Schweizerhall Pharma acquisition of $213 and capital expenditures of $297. Financing activities used cash of $3,473, primarily a result of payments of long-term liabilities, bank loans and notes payable related to the Schweizerhall Pharma acquisition totaling $3,707.

On March 26, 2001 the Company invested $23,331, which included 600 shares of restricted common stock from treasury valued at $5,175, $4,626 in notes, $3,324 in cash, the assumption of debt for $8,966 and acquisition costs of $1,240 to acquire the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies had existing credit facilities with European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $12,800) of which $8,106 was utilized as of December 31, 2001. Additionally, the Company maintains a credit facility with a domestic institution of $3,000, none of which was outstanding at December 31, 2001. The Company has $7,694 of available credit under all its financing arrangements as of December 31, 2001. There are no borrowing requirements or expiration dates on any of the credit facilities referred to above.

The Company has no material commitments other than those under operating lease agreements. The Company continually evaluates possible acquisitions of or investments in businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, access to equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. Further, the Company may obtain additional credit facilities to enhance its liquidity.

RECENT ACCOUNTING PRONOUNCEMENTS
(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $287 and $180 for the six months ended December 31, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company has decided not to early adopt the provisions of SFAS 141 and SFAS 142 as of July 1, 2001.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of December 31, 2001 the Company had unamortized goodwill in the amount of $10,702 and unamortized identifiable intangible assets in the amount of $341.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK Foreign Currency Exchange Risk

The majority of the Company's U.S. transactions are denominated in U.S. Dollars. The Company's foreign subsidiaries operate in their local currencies. The Company does, from time to time, purchase short-term forward exchange contracts to manage its exposure to variability in exchange rates. The Company uses certain derivatives and financial instruments in managing certain risks. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. Managed risk includes the risk associated with changes in fair value of transactions denominated in currencies other than the Company's various local currencies. At December 31, 2001, the Company had forward currency exchange agreements that remained outstanding. The difference between the fair market value of the forward currency exchange agreements at inception and the fair market value of the agreements at December 31, 2001 was not material.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company does not expect changes in interest rates to have a material adverse effect on its income or its cash flows in fiscal 2002. However, there can be no assurances that interest rates will not significantly affect its results of operations.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

(1) The Company held an annual meeting of its shareholders on December 6, 2001 (the "Annual Meeting")

(2) The Annual Meeting involved the election of directors. The directors elected at the meeting were Leonard S. Schwartz, Samuel I. Hendler, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, John H. Schlesinger and Hans-Peter Schaer.

(3) Three matters were voted on at the Annual Meeting, as follows:

         (a) The election of nominees Leonard S. Schwartz, Samuel I. Hendler, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, John H. Schlesinger and Hans-Peter Schaer, as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:
                                                                         BROKER
                             FOR          AGAINST    ABSTAIN WITHHELD  NON-VOTES
Leonard S. Schwartz       3,902,882     1,800,149
Samuel I. Hendler         4,294,007     1,409,024
Robert A. Wiesen          4,355,524     1,347,507
Stanley H. Fischer        4,432,287     1,270,744
Albert L. Eilender        4,905,020       798,011
John H. Schlesinger       4,900,922       802,109
Hans-Peter Schaer         4,905,720       797,311

Each nominee was elected a Director of the Company.

         (b) Approval of the Company's 1998 Omnibus Equity Award Plan to increase the number of awards authorized to be granted thereunder from 500,000 to 1,000,000 and to permit the grant of incentive stock options thereunder:

The votes were cast for this matter as follows:
                                                                 BROKER
            FOR         AGAINST      ABSTAIN      WITHHELD       NON-VOTES

         2,517,957     1,792,971     180,674                     1,211,429

This matter did not pass

         (c) Ratification of the selection of KPMG LLP as the Company's independent auditors for the current fiscal year.

The votes cast for this matter as follows:
                                                                  BROKER
            FOR         AGAINST      ABSTAIN      WITHHELD        NON-VOTES

         5,063,983       617,278     21,770          -               -

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      The exhibits filed as part of this report are listed below.

                  No exhibits are filed as part of this report.

         (b)      Reports on Form 8-K.

                  The Company filed no reports on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the

Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









ACETO CORPORATION





DATE  February 13, 2002             BY (signed) / by Douglas Roth
     -------------------------         ----------------------------------------
                                       Douglas Roth, Chief Financial
                                                       Officer



DATE  February 13, 2002             BY (signed) / by Leonard S. Schwartz
     -------------------------         ----------------------------------------
                                       Leonard S. Schwartz, Chief Executive
                                                              Officer