Form 10-Q
period 2002-03-31
ACETO CORP
filed 2002-05-15
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 31, 2002

                          Commission file number 0-4217

                                ACETO CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New York                                          11-1720520
---------------------------------                      ---------------------
  (State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification Number)

One Hollow Lane, Lake Success, NY                             11042
---------------------------------                           ---------
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

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the period covered by this report. Shares of Common Stock - 6,526,773

                       ACETO CORPORATION AND SUBSIDIARIES
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002

                                Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements                                           Page No.
                                                                        --------

         Consolidated Balance Sheets - March 31, 2002 and
         June 30, 2001....................................................   3-4

         Consolidated Statements of Income - Nine Months

         Ended March 31, 2002 and 2001....................................     5

         Consolidated Statements of Income - Three Months
         Ended March 31, 2002 and 2001....................................     6

         Consolidated Statements of Cash Flows - Nine Months
         Ended March 31, 2002 and 2001....................................     7

         Notes to Consolidated Financial Statements.......................  8-15

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................. 16-29

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk...................................................... 29-30

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................   31

         Signatures........................................................   32

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                          (Unaudited)
                                                           March 31,    June 30,
                                                             2002         2001
                                                           --------     --------

ASSETS

Current assets:
 Cash and cash equivalents                                 $ 12,698     $  7,310
 Short-term investments                                       1,367          988
 Receivables:
   Trade, less allowance for doubtful accounts:
   (March, $585; June, $316)                                 42,281       38,285
   Other                                                      3,840        3,215
                                                           --------     --------
                                                             46,121       41,500

 Inventory                                                   34,175       37,818
 Prepaid expenses                                               779          686
 Deferred income tax benefit, net                             1,773        1,773
 Property held for sale                                         483          483
                                                           --------     --------

     Total current assets                                    97,396       90,558

Long-term investments                                            --          369
Long-term notes receivable                                      741          794

Property and equipment:
 Machinery and equipment                                        974          953
 Leasehold improvements                                       1,143        1,093
 Computer equipment                                           1,487        1,378
 Furniture and fixtures                                         582          983
 Automobiles                                                    314          264
                                                           --------     --------
                                                              4,500        4,671
 Less accumulated depreciation and amortization               2,106        2,132
                                                           --------     --------
                                                              2,394        2,539

Goodwill, less accumulated amortization                       9,969       10,367
  (March, $967; June, $544)
Other assets                                                    955          546
                                                           --------     --------

Total assets                                               $111,455     $105,173
                                                           ========     ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                      (Unaudited)
                                                       March 31,       June 30,
                                                          2002           2001
                                                       ---------      ---------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Drafts and acceptances payable                       $   2,990      $   1,533
  Short term bank loans                                    7,283          8,864
  Notes payable - acquisition                                 --          2,313
  Current installments on long-term
    liabilities                                              272            397
  Accounts payable                                        10,939         10,529
  Accrued merchandise purchases                            2,681          1,626
  Accrued compensation                                     3,328          2,913
  Accrued environmental remediation                        1,284          1,292
  Accrued income taxes                                     1,375            519
  Other accrued expenses                                   9,545          5,313
                                                       ---------      ---------
          Total current liabilities                       39,697         35,299

Long-term liabilities, excluding current
  installments                                                62            671

Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000,000 shares;
     Issued: 9,001,290 shares;
     Outstanding: March, 6,526,773 shares;
     June, 6,503,707 shares                                   90             90
  Capital in excess of par value                          56,484         56,416
  Retained earnings                                       40,265         38,006
  Treasury stock, at cost:
     March, 2,474,517 shares

     June,  2,497,583 shares                             (24,319)       (24,545)
  Accumulated other comprehensive loss                      (824)          (764)
                                                       ---------      ---------

          Total shareholders' equity                      71,696         69,203
                                                       ---------      ---------

Commitments and contingencies

Total liabilities and shareholders'
    equity                                             $ 111,455      $ 105,173
                                                       =========      =========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                            (Unaudited)
                                                         Nine Months Ended
                                                             March 31
                                                     --------------------------
                                                        2002             2001
                                                     ---------        ---------

Net sales                                            $ 164,600        $ 122,118
Cost of sales                                          138,130          102,490
                                                     ---------        ---------
         Gross profit                                   26,470           19,628

Selling, general and administrative
         expenses                                       21,809           14,136
                                                     ---------        ---------

         Operating profit                                4,661            5,492

Other income (expense):
         Interest expense                                 (301)              (2)
         Interest and other income                         351              883
                                                     ---------        ---------
                                                            50              881
                                                     ---------        ---------

Income before income taxes                               4,711            6,373

Provision for income taxes                               1,410            2,350
                                                     ---------        ---------

Net income                                           $   3,301        $   4,023
                                                     =========        =========

Net income per common share:

         Basic                                       $    0.51        $    0.67

         Diluted                                          0.50             0.67

Weighted average shares outstanding:

         Basic                                           6,516            5,992

         Diluted                                         6,546            6,021

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                               (Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                        ------------------------
                                                          2002            2001
                                                        --------        --------

Net sales                                               $ 61,594        $ 43,317
Cost of sales                                             51,837          35,881
                                                        --------        --------
         Gross profit                                      9,757           7,436

Selling, general and administrative
         expenses                                          7,679           4,663
                                                        --------        --------

         Operating profit                                  2,078           2,773

Other income (expense):
         Interest expense                                    (92)             --
         Interest and other income                            12             275
                                                        --------        --------
                                                             (80)            275
                                                        --------        --------

Income before income taxes                                 1,998           3,048

Provision for income taxes                                   475           1,095
                                                        --------        --------

Net income                                              $  1,523        $  1,953
                                                        ========        ========

Net income per common share:

         Basic                                          $   0.23        $   0.33

         Diluted                                            0.23            0.33

Weighted average shares outstanding:

         Basic                                             6,526           5,966

         Diluted                                           6,562           5,980

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                (Unaudited)
                                                             Nine Months Ended
                                                                 March 31
                                                           ---------------------
                                                             2002        2001
                                                           --------    --------
Operating activities:
  Net income                                               $  3,301    $  4,023
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                        1,187         648
         Provision (recovery) for doubtful accounts             284         (33)
         Foreign currency translation adjustment                (60)         --
         Income tax benefit on exercise of stock options         10          --
         Deferred tax provision                                  --         145
         Changes in assets and liabilities:
           Investments - trading securities                     (10)        (41)
           Trade accounts receivable                         (4,280)     (2,757)
           Other receivables                                   (651)      1,341
           Inventory                                          1,959       3,727
           Prepaid expenses                                     (93)        (12)
           Other assets                                         (45)         32
           Drafts and acceptances payable                     1,457         127
           Accounts payable                                     410         144
           Accrued merchandise purchases                      1,055      (3,757)
           Accrued compensation                                 415          35
           Accrued environmental remediation                     (8)        (15)
           Accrued income taxes                                 856           4
           Other accrued expenses and long
            term liabilities                                  4,286         312
                                                           --------    --------
Net cash provided by operating activities                    10,073       3,923

Investing activities:
  Purchases of investments - held-to-maturity                    --         (36)
  Proceeds from investments - held to maturity                   --       8,077
  Payments received on notes receivable                          79          66
  Purchases of property and equipment                          (386)       (637)
  Acquisition of business, net of cash acquired                (563)      2,611
  Payments received from Schweizerhall Holding AG                --       7,162
  Proceeds from settlement of certain acquired
    accounts receivable balances recorded in goodwill         1,571          --
                                                           --------    --------
Net cash provided by investing activities                       701      17,243

Financing activities:
  Payments of long-term liabilities                            (734)       (166)
  Proceeds from exercise of stock options                       239         182
  Payments for purchases of treasury stock                      (84)     (1,332)
  Issuance of treasury stock to employees                       129          92
  Payments of bank loans                                     (1,581)         --
  Payments of notes payable - acquisition                    (2,313)         --
  Payments of cash dividends                                 (1,042)       (890)
                                                           --------    --------
Net cash used in financing activities                        (5,386)     (2,114)

Net increase in cash and cash equivalents                     5,388      19,052
Cash and cash equivalents at beginning of period              7,310       2,811
                                                           --------    --------
Cash and cash equivalents at end of period                 $ 12,698    $ 21,863
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

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,547. The goodwill is being amortized on a straight-line basis over a period of twenty years. Amortization of goodwill amounted to $243 for the nine months ended March 31, 2002. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. An additional payment for $2,639 was made in May 2002 in connection with inventory which will be allocated to the additional inventory purchased. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

Pro forma results of operations for the quarter and nine months ended March 31, 2001 were not provided as the information needed to prepare such pro forma information was not available.

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

The changes in exit plan liabilities during the nine months ended March 31, 2002 are as follows:

                                              Severance     Lease
                                              Liability    Liability      Total
                                              ---------    ---------      -----

Balance July 1, 2001                            $ 106        $  39        $ 145
Reserve established in fiscal 2002                413            5          418
Utilized in fiscal 2002 (paid)                   (519)         (44)        (563)
                                                -----        -----        -----
Balance March 31, 2002                          $  --        $  --        $  --
                                                =====        =====        =====

NOTE 3: SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the nine months ended March 31, 2002 and 2001 was as follows:

                                                        2002             2001
                                                        ----             ----

Interest paid                                           $329            $    1
Income taxes paid                                        902             2,190

During the nine months ended March 31, 2002 the Company recorded additional exit plan liabilities of $418, which have been reflected as a component of other accrued expenses and goodwill on the accompanying consolidated balance sheet.

NOTE 4: SEGMENT INFORMATION

The Company has six reportable segments which are organized by products: (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Industrial Chemicals, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas, (3) Organic Intermediates and Colorants, whose products include dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in production of agrochemicals, (4) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, (5) Pharmaceutical Intermediates and Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(6) Institutional Sanitary Supplies and Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segments. The Company's chief decision maker evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the nine and three months ended March 31, 2002 and 2001 follows:

                    Nine Months Ended March 31, 2002 and 2001

                                                                                                Institutional
                                            Organic        Pharmaceuticals,  Pharmaceutical     Sanitary
                   Agro-        Industrial  Intermediates  Biochemicals &    Intermediates &    Supplies &      Consolidated
                   Chemicals    Chemicals   & Colorants    Nutritionals      Custom Mfg.        Other           Totals
2002
Net sales           $  9,922      35,693      28,949          69,510             16,740             3,786        $164,600
Gross profit        $  2,869       5,394       3,698          13,103              2,523             1,613          29,200
Unallocated cost
of sales (1)                                                                                                        2,730
                                                                                                                 --------
Net gross profit                                                                                                 $ 26,470
                                                                                                                 ========

2001

Net sales           $ 10,230      38,479      35,650          26,440              7,293             4,026        $122,118
Gross profit        $  3,761       6,997       4,738           5,443              1,164             1,540        $ 23,643
Unallocated cost
of sales (1)                                                                                                        4,015
                                                                                                                 --------
Net gross profit                                                                                                 $ 19,628
                                                                                                                 ========

                   Three Months Ended March 31, 2002 and 2001

                                                                                                Institutional
                                            Organic        Pharmaceuticals,  Pharmaceutical     Sanitary
                   Agro-        Industrial  Intermediates  Biochemicals &    Intermediates &    Supplies &      Consolidated
                   Chemicals    Chemicals   & Colorants    Nutritionals      Custom Mfg.        Other           Totals

2002

Net sales           $  3,540      13,625      10,856          26,135              6,117             1,321        $ 61,594
Gross profit        $  1,070       1,903       1,297           4,956                824               629          10,679
Unallocated cost
of sales (1)                                                                                                          922
                                                                                                                 --------
Net gross profit                                                                                                 $  9,757
                                                                                                                 ========

2001

Net sales           $  4,805      13,895      12,505           8,588              2,042             1,482        $ 43,317
Gross profit        $  1,460       2,341       1,674           2,000                729               642        $  8,846
Unallocated cost
of sales (1)                                                                                                        1,410
                                                                                                                 --------
Net gross profit                                                                                                 $  7,436
                                                                                                                 ========

(1)  Represents freight and storage costs that are not allocated to a segment.

Foreign segment disclosures that became applicable as a result of the recent acquisition of Schweizerhall Pharma are presented below.

                                     Net Sales                 Gross Profit
                              ----------------------      ----------------------
                                 Nine Months Ended          Nine Months Ended
                                     March 31,                   March 31,
                                2002          2001          2002          2001
                              --------      --------      --------      --------

United States                 $116,528      $122,118      $ 18,184      $ 19,628
Germany                         19,139            --         3,511            --
The Netherlands                  4,571            --         1,136            --
France                           9,617            --         1,053            --
Asia-Pacific                    14,745            --         2,586            --
                              --------      --------      --------      --------

Total                         $164,600      $122,118      $ 26,470      $ 19,628
                              ========      ========      ========      ========

                                                       Long-Lived Assets, net
                                                     ---------------------------
                                                     March 31,          June 30,
                                                       2002               2001
                                                     ---------          --------

United States                                         $1,833             $1,986
Germany                                                  319                318
The Netherlands                                          121                126
France                                                    88                 71
Asia-Pacific                                              33                 38
                                                      ------             ------

Total                                                 $2,394             $2,539
                                                      ======             ======

NOTE 5: INVENTORY

Inventory consists of the following:

                                                    March 31,           June 30,
                                                      2002                2001
                                                    ---------           --------

Finished goods                                       $33,725             $37,287
Work in process                                          173                 180
Raw materials                                            277                 351
                                                     -------             -------
         Total                                       $34,175             $37,818
                                                     =======             =======

NOTE 6: NET INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                           Nine Months Ended  Three Months Ended
                                               March 31,           March 31,
                                            2002      2001      2002      2001
                                           ------    ------    ------    ------

Net income available for common
  shareholders                             $3,301    $4,023    $1,523    $1,953
                                           ======    ======    ======    ======

Weighted average common shares
 (basic)                                    6,516     5,992     6,526     5,966
Effect of dilutive securities:
  Stock options                                30        29        36        14
                                           ------    ------    ------    ------
Weighted average common and
  potential common shares
  outstanding (diluted)                     6,546     6,021     6,562     5,980
                                           ======    ======    ======    ======

Basic income per share                     $ 0.51    $ 0.67    $ 0.23    $ 0.33
Diluted income per share                     0.50      0.67      0.23      0.33

For the three months ended March 31, 2002, December 31, 2001, September 30, 2001, March 31, 2001, December 31, 2000 and September 30, 2000, employee stock options of 191, 312, 247, 550, 287 and 233 shares, respectively, were not included in the diluted net income per share calculation because their effect would have been anti-dilutive.

NOTE 7: COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                    Nine Months Ended        Three Months Ended
                                         March 31,               March 31,
                                    2002         2001        2002         2001
                                   -------      -------     -------      -------

Comprehensive income:
 Net income                        $ 3,301      $ 4,023     $ 1,523      $ 1,953
Foreign currency
 translation adjustment                (60)          --        (104)          --
                                   -------      -------     -------      -------

         Total                     $ 3,241      $ 4,023     $ 1,419      $ 1,953
                                   =======      =======     =======      =======

NOTE 8: RECLASSIFICATIONS

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $112 and $353, respectively for the quarter and nine months ended March 31, 2001.

NOTE 9: IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $423 and $255 for the nine months ended March 31, 2002 and 2001, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company will adopt the provisions of SFAS 141 and SFAS 142 effective July 1, 2002.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of March 31, 2002, the Company had unamortized goodwill in the amount of $9,969 and unamortized identifiable intangible assets in the amount of $764.

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

(c) In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective July 1, 2002. The Company does not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on the consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the consolidated financial statements with respect to future disposal decisions, if any.

NOTE 10: SUBSEQUENT EVENTS

In May 2002, the Company entered into a $15,000 revolving credit agreement with a major financial institution which expires June 30, 2004. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, and environmental contingencies. The Company bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company recognizes revenue from product sales at the time of shipment and passage of title to the customer. Such revenues do not involve difficult, subjective, or complex judgments. The Company does not offer product warranties to its customers.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which the customers operate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

The Company writes down its inventories for estimated slow moving and obsolete goods equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. In the future, if the Company's inventory is determined to be overvalued, it would be required to recognize such costs in its cost of goods sold at the time of such determination. Likewise, if the Company does not properly estimate the lower of cost or market of its inventory and it is therefore determined to be undervalued, it may have over-reported its cost of goods sold in previous periods and would be required to recognize such additional operating income at the time of sale. Therefore, although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and its reported operating results.

Goodwill and other intangible assets consist of assets arising from acquisitions which are being amortized on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if necessary, impairment or adjustment of the period benefited would be recognized. Aceto is required to adopt SFAS No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

The Company establishes reserves for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than has been accrued, or the Company's share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, we would recognize an additional expense or benefit in income in the period such determination was made.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

                                             Net Sales By Segment
                                          Nine Months Ended March 31

Segment                                   2002                   2001
                                          ----                   ----
                                                % of                   % of
                                $ thousand     total   $ thousand     total
                                ----------     -----   ----------     -----

Agrochemicals                    $  9,922       6.0%    $ 10,230       8.4%

Industrial Chemicals               35,693      21.7       38,479      31.5

Organic Intermediates &
Colorants                          28,949      17.6       35,650      29.1

Pharmaceuticals,
Biochemicals & Nutritionals        69,510      42.2       26,440      21.7

Pharmaceutical
Intermediates & Custom Mfg         16,740      10.2        7,293       6.0

Institutional Sanitary
Supplies & Other                    3,786       2.3        4,026       3.3
                                 --------     -----     --------     -----

TOTAL NET SALES                  $164,600     100.0%    $122,118     100.0%
                                 ========     =====     ========     =====

                                                Gross Profit By Segment
                                               Nine Months Ended March 31

Segment                                           2002                 2001
                                                  ----                 ----

                                                       % of                % of
                                        $ thousand    total   $ thousand  total
                                        ----------    -----   ----------  -----

Agrochemicals                             $ 2,869      9.8%    $ 3,761     15.9%

Industrial Chemicals                        5,394     18.5       6,997     29.6

Organic Intermediates &
Colorants                                   3,698     12.7       4,738     20.0

Pharmaceuticals,
Biochemicals & Nutritionals                13,103     44.9       5,443     23.0

Pharmaceutical
Intermediates & Custom Mfg                  2,523      8.6       1,164      4.9

Institutional Sanitary
Supplies & Other                            1,613      5.5       1,540      6.6
                                          -------    -----     -------    -----

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS                 $29,200    100.0%    $23,643    100.0%
                                                     =====                =====

Unallocated Cost of Sales                   2,730                4,015
                                          -------              -------

NET GROSS PROFIT                          $26,470              $19,628
                                          =======              =======

SALES AND GROSS PROFIT:

Net sales for the nine months ended March 31, 2002 compared with the same period ended March 31, 2001 increased $42,482 to $164,600, an increase of 35%. Sales attributable to the acquisition of Schweizerhall Pharma, which closed on March 26, 2001, were $47,087, accounting for more than the entire increase in sales. Sales excluding the Schweizerhall Pharma business were $117,513, a decrease of $4,605, or 4%.

Sales in the Pharmaceuticals, Biochemicals and Nutritionals segment showed the largest increase in the amount of $43,070, from $26,440 to $69,510, an increase of 163%. 74% of the sales derived from the Schweizerhall Pharma acquisition or $34,757, were included in this segment. Included in this segment, as well, were sales of a new generic drug to an Australian customer totaling $2,589. Domestic sales increased 22% or $5,724, to $32,164. This increase in domestic sales was primarily caused by significant sales of one generic pharmaceutical product, which was slightly offset by softer demand in nutritional supplements.

The balance of the sales related to the Schweizerhall Pharma acquisition, $12,330, were in the Pharmaceutical Intermediates and Custom Manufacturing segment. This segment showed an overall increase of $9,447, from $7,293 to $16,740, or 130%, compared with the same period in fiscal 2001. Excluding the sales attributed to the Schweizerhall Pharma acquisition, the segment decreased $2,883, attributable mainly to lost sales from this segment's former primary supplier. This supplier terminated a supply arrangement in October 2000.

Agrochemical sales decreased 3%, to $9,922, from $10,230. A restructuring of the Company's arrangement with a third party resulted in additional sales of $2,487 during the period ended March 31, 2002. Excluding this, sales decreased $2,795 or 27%. The primary cause was a reduction of sales to one large customer, along with a general decline in demand.

Sales in the Industrial Chemical segment fell $2,786 or 7% to $35,693 from last year. The decrease in sales are a reflection of the downturn in the entire industrial chemical market.

The Organic Intermediates and Colorants segment has also been adversely affected by the economic slow down, especially in the dyestuff and pigment sectors. Sales in the segment declined from $35,650 to $28,949 for a decrease of $6,701 or 19%.

Sales of the remaining segment, Institutional Sanitary Supplies and Other, were 6% lower, also attributable to general economic conditions in the U.S. economy. This segment was especially disrupted by the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 24%, from $23,643 to $29,200. The inclusion of Schweizerhall Pharma in fiscal 2002, again in the Pharmaceuticals, Biochemicals and Nutritionals segment, and to a lesser extent, the Pharmaceutical Intermediates and Custom Manufacturing segment, accounted for $6,891. Gross profit on our continuing domestic and certain foreign sales declined 6%, from $23,643 to $22,309, comparable to the 4% decline in those sales.

The gross margins resulting from the Schweizerhall Pharma business in the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $4,762, or 13.7% versus 24.0% for the rest of this segment's business.

The gross margins realized from the Schweizerhall Pharma business in this segment are generally lower than the margins earned by our traditional business due to a different pricing and product mix.

The reverse is true in the Pharmaceutical Intermediates and Custom Manufacturing segment. The gross margins attributable to the Schweizerhall Pharma business amounted to $2,129 and is at substantially higher gross margins than our traditional business, causing the higher overall percentage increase in gross margins. Gross margins in 2002 are 15% compared to 9% last year if we adjust for the terminated supply agreement commission.

The Agrochemicals segment showed a decline in gross margins of 24%, which was much larger than the 3% decline in sales. The restructuring of the Company's arrangement referred to earlier led to an increase in sales, but the same gross profit contribution. This is the primary cause of this discrepancy between sales and gross profit percentages for the period.

The Industrial Chemicals segment's gross profit declined 23%, which was significantly higher than the 7% decline in sales. Continued erosion of margins in many areas, particularly printing inks and electronic chemicals, caused this higher percentage decrease in margins than sales.

Margins in the Organic Intermediates and Colorants segment decreased 22%, which was slightly more than the 19% decrease in sales. The mix of products sold during the period accounted for this small discrepancy.

Finally, gross margins in the remaining segment, Institutional Sanitary Supplies and Other, increased 5% as opposed to a 6% decrease in sales. The increased gross margins are a direct result of changes from a pricing review and product mix.

Unallocated domestic cost of sales declined significantly, from $4,015 to $2,730, or 32%. The results were achieved by lower amounts of inventory in warehouses, lower quantity sold and a negotiated reduction of storage rates paid as part of a corporate initiative.

Selling, general and administrative ("SG&A") expenses as a percentage of sales were 13.2% in the first nine months of fiscal 2002 versus 11.6% for the comparable period in fiscal 2001. Selling, general and administrative costs increased due primarily to the acquisition of the distribution business of Schweizerhall Pharma in March 2001. Other factors contributing to the increase were: rising employee health insurance costs, additional professional fees related to the Company's tax strategy and global restructuring projects, higher office rental costs due to additional space taken, a higher bad debt provision and higher personnel costs due to the creation of new positions and overall wage increases.

For the nine months ended March 31, 2002 the operating profit was $4,661 compared to $5,492 in the comparable period last year. This decrease was primarily due to lower net sales and margins in the domestic U.S.

business in addition to higher SG&A expenses. These were offset in a positive way by the nine months of operating profit generated by the distribution business acquired from Schweizerhall Pharma in March 2001.

Interest and other income decreased to $351 for the nine months ended March 31, 2002 from $883 for the same period last year. The reduction in income of $532 was mainly attributable to a reduction in interest on investments of $339 due to the holding of long-term investments during last year's period of over $6,000 which were subsequently sold in the second half of fiscal 2001.

Interest expense for the nine months ended March 31, 2002 was $301 versus $2 in the prior year. This was entirely attributable to the short-term bank loans and acquisition related debt arising from the Schweizerhall Pharma acquisition. The total balance of this debt was reduced from $11,177 at June 30, 2001 to $7,283 at March 31, 2002 through debt payments totaling $3,894.

The effective tax rate for the nine months ended March 31, 2002 was 29.9% compared to last year's 36.9%. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

                                                Net Sales By Segment
                                             Three Months Ended March 31

Segment                                       2002                   2001
                                              ----                   ----
                                                    % of                   % of
                                    $ thousand     total   $ thousand     total
                                    ----------     -----   ----------     -----

Agrochemicals                        $   3,540       5.8%    $ 4,805       11.1%

Industrial Chemicals                    13,625      22.1      13,895       32.1

Organic Intermediates &
Colorants                               10,856      17.6      12,505       28.9

Pharmaceuticals,
Biochemicals & Nutritionals             26,135      42.4       8,588       19.8

Pharmaceutical
Intermediates & Custom Mfg               6,117       9.9       2,042        4.7

Institutional Sanitary
Supplies & Other                         1,321       2.2       1,482        3.4
                                     ---------    ------     -------      -----

TOTAL NET SALES                      $  61,594     100.0%    $43,317      100.0%
                                     =========    ======     =======      =====

                                               Gross Profit By Segment
                                              Three Months Ended March 31

Segment                                          2002                 2001
                                                 ----                 ----

                                                      % of                  % of
                                        $ thousand   total   $ thousand    total
                                        ----------   -----   ----------    -----

Agrochemicals                             $ 1,070     10.0%    $ 1,460     16.5%

Industrial Chemicals                        1,903     17.8       2,341     26.5

Organic Intermediates &
Colorants                                   1,297     12.2       1,674     18.9

Pharmaceuticals,Biochemicals
& Nutritionals                              4,956     46.4       2,000     22.6

Pharmaceutical
Intermediates & Custom Mfg                    824      7.7         729      8.2

Institutional Sanitary
Supplies & Other                              629      5.9         642      7.3
                                          -------    -----     -------    -----

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS                 $10,679    100.0%    $ 8,846    100.0%
                                                     =====                =====

Unallocated Cost of Sales                     922                1,410
                                          -------              -------

NET GROSS PROFIT                          $ 9,757              $ 7,436
                                          =======              =======

SALES AND GROSS PROFIT:

Sales for the three months ended March 31, 2002 increased $18,277 or 42% to $61,594 from $43,317 for the comparable period in 2001. Sales attributable to the acquisition of Schweizerhall Pharma, which closed on March 26, 2001 were $15,368, accounting for 84% of the sales increase. The balance of the increase came from the strong showing in the Pharmaceticals, Biochemicals and Nutritionals segment.

Sales in the Pharmaceuticals, Biochemicals and Nutritionals segment showed the largest increase, 204%, from $8,588 to $26,135, including 71%, or $10,841, of the sales from the Schweizerhall Pharma acquisition. Also included were sales of a new generic drug sold to an Australian customer in the amount of $1,981. Domestically, sales increased 55%, from $8,588 to $13,313. This was caused primarily by significantly higher sales of one generic pharmaceutical product, offset slightly by continued weakness of nutritional supplements sales.

The balance of the sales relating to the Schweizerhall Pharma acquisition were in the Pharmaceutical Intermediates and Custom Manufacturing segment, which totaled $4,527 for the three months ended March 31, 2002. This resulted in this segment showing an overall increase of $4,075, or 200% over the same period last year. Excluding these sales, the segment showed a decrease of $452, or 10%, primarily due to the inclusion in 2001 of $518 relating to a sales commission earned as a result of the termination of a supply agreement with a major supplier.

Agrochemicals sales decreased 26%, from $4,805 to $3,540, despite additional sales totaling $671 from a restructuring of the Company's arrangement with a third party. Excluding this restructuring, sales decreased $1,936 or 40% primarily relating to the loss of a large customer and decreased demand for certain products caused by unfavorable weather conditions.

Sales in the Industrial Chemicals were off 2%, from $13,895 to $13,625 compared to the previous year. The downturn is reflective of the softness in the overall chemical market.

Sales in the Organic Intermediates and Colorants segment fell from $12,505 to $10,856, a drop of 13%, due to general weak economic conditions, especially in printing inks and electronic chemicals.

Sales of Institutional Sanitary Supplies and Other segment fell 11%, from $1,482 to $1,321, because of general economic conditions. This segment was especially disrupted by the terrorist attacks of September 11, 2001. Over 30% of this segments customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1,833 or 21%, from $8,846 to $10,679. The inclusion of Schweizerhall Pharma in fiscal 2002, again in the Pharmaceuticals, Biochemicals and Nutritionals and, to a lesser extent, in the Pharmaceutical Intermediates and Custom Manufacturing segments amounted to $1,878, virtually the entire Company's increase. Gross profit dollars excluding the effects of Schweizerhall Pharma were basically flat despite a 7% increase in comparable sales. Included in the gross profit for fiscal 2001 was $904 relating to the sales commission from a major supplier previously mentioned.

The gross margins resulting from the Schweizerhall Pharma business in the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $1,124, or 10.4% versus 25.1% on all other sales in this segment. The gross margins realized from the Schweizerhall Pharma business are lower than the margins earned by our traditional business due to a different pricing and product mix.

The reverse is true in the Pharmaceutical Intermediates and Custom Manufacturing segment. The gross margins attributable to the Schweizerhall Pharma business in 2002 were $754 or 16.7%, at substantially higher gross margin than our traditional business which achieved a 4% margin in the current quarter. Last year's third quarter was positively impacted by the $518 related to the sales commission previously mentioned. The exclusion of this commission resulted in a 14% gross margin in last year's third quarter.

Gross margins for the Agrochemicals segment were consistent at 30% during the three months ended March 31, 2002 as compared to last year. However, gross margin dollars decreased $390 or 27%. The decline was attributable to decreased demand for certain products due to unfavorable weather conditions during this year's period.

The Industrial Chemicals segment showed a decline in gross margins from $2,341 to $1,903 or 19% compared with a 2% decline in sales. This decline was caused by competitive pressure on prices in many of its product lines, especially printing inks and electronic chemicals, as well as the mix of products sold during the quarter.

Similarly, the gross margins of the Organic Intermediates and Colorants segment declined from $1,674 to $1,297 or 23%, considerably more than the reduction in sales of 13%. The margin pressure caused by reducing inventory in the weakening dyestuff and pigment sectors were the main cause of this disparity.

Conversely, the Institutional Sanitary Supplies and Other segment showed improvement in gross margin percentages from 43.3% to 47.6% in spite of a slight decrease in gross margin dollars of 2% compared with an 11% decline in sales. Changes resulting from a review of pricing and a shift in product mix caused this improvement.

Unallocated domestic cost of sales declined significantly, from $1,410 to $922 or 35%, primarily because of lower sales volume and a continuing corporate initiative to reduce these costs, achieved by lower inventory levels in warehouses and a negotiated reduction of storage rates paid.

Selling, general and administrative expenses as a percentage of sales were 12.5% for the three months ended March 31, 2002, up from 10.8% in the third quarter of fiscal 2001. The third quarter of fiscal 2002 included the added operating costs totaling of the Schweizerhall Pharma distribution business acquired on March 26, 2001. The current period also had increased personnel and employee health insurance costs, a higher bad debt provision and additional professional fees related to our global restructuring and tax strategy projects.

The operating profit for the three months ended March 31, 2002 was $2,078, a reduction of $695 compared to $2,773 in the quarter ended March 31, 2001. The reduction in operating profit was attributable to the inclusion in last year's third quarter of a $904 sales commission earned as a result of the termination of a supply agreement with a major supplier. The operating profit generated in the current quarter by the Schweizerhall Pharma business acquired in March 2001, helped to offset an overall increase in the SG&A expenses and amortization expense related to the acquisition.

Interest and other income of $12 for the three months ended March 31, 2002 was lower by $263 versus $275 in the comparable quarter last year. This was attributable to a much lower level of short-term investments and lower interest rates during this year's period which resulted in interest and dividends to be down by $182.

Interest expense for the quarter ended March 31, 2002 was $92 versus $0 in the prior year. This was fully attributable to the short-term bank loans arising as a result of the Schweizerhall Pharma acquisition.

The effective tax rate for the three months ended March 31, 2002 was 23.8% compared to last year's 35.9%. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

LIQUIDITY AND CAPITAL RESOURCES:

At March 31, 2002, the Company had $12,698 in cash, $1,367 in short-term investments and $7,283 of short term bank loans. Working capital was $57,699 at March 31, 2002 versus $55,259 at June 30, 2001.

The Company's cash position at March 31, 2002 increased $5,388 from the June 30, 2001 level. Operating activities provided cash of $10,073, primarily from increases in other accrued expenses and long term liabilities, accounts payable, drafts and acceptances payable and accrued merchandise purchases totaling $7,208. Investing activities provided cash of $701, primarily from the settlement of certain acquired accounts receivable balances of $1,571, partially offset by additional acquisition costs related to the Schweizerhall Pharma acquisition of $563 and capital expenditures of $386. Financing activities used cash of $5,386, primarily a result of payments of long-term liabilities, bank loans and notes payable related to the Schweizerhall Pharma acquisition totaling $4,628 as well as cash dividends of $1,042.

On March 26, 2001 the Company acquired the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. To date, the Company has invested $23,331, which included 600 shares of restricted common stock from treasury valued at $5,175, $4,626 in notes, $3,324 in cash, the assumption of debt for $8,966 and acquisition costs of $1,240. The purchase agreement provided for an additional payment pertaining to inventory which was made in May 2002 in the amount of $2,639. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies had existing credit facilities with European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $12,800) of which $7,283 was utilized as of March 31, 2002. Additionally, the Company maintains a credit facility with a domestic institution of $3,000, none of which was outstanding at March 31, 2002. The Company has $8,517 of available credit under all its financing arrangements as of March 31,

2002. There are no borrowing requirements, expiration dates, or financial covenants on any of the credit facilities referred to above. In May 2002, the Company entered into a $15,000 credit agreement with a major financial institution with a 25 month term.

The Company has no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. The Company continually evaluates possible acquisitions of or investments in businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures. Further, the Company may obtain additional credit facilities to enhance its liquidity.

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At March 31, 2002, the Company has no significant obligations for capital expenditures. At March 31, 2002, contractual cash obligations and other commercial commitments are as follows:

                                                 Payments Due and/or
                                                 Amount of Commitment
                                                Expiration Per Period

                                          Less Than    1-3         4-5       After
                                 Total     1 Year     Years       Years     5 Years
                                 -----     ------     -----       -----     -------
Long-term liabilities/
bank loans                      $ 7,617    $ 7,555    $    62    $    --    $    --

Operating leases                 11,767      1,220      3,257      2,177      5,113

Commercial letters of credit      1,058      1,058         --         --         --

Standby letters of credit            56         --         30         26         --

Unconditional purchase
obligations                      16,523      8,745      7,778         --         --
                                -------    -------    -------    -------    -------

Total                           $37,021    $18,578    $11,127    $ 2,203    $ 5,113
                                =======    =======    =======    =======    =======

RECENT ACCOUNTING PRONOUNCEMENTS

(a) In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $423 and $255 for the nine months ended March 31, 2002 and 2001, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company will adopt the provisions of SFAS 141 and SFAS 142 effective July 1, 2002.

Upon adoption the Company will evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. The Company will be required to reassess the useful lives and residual values of all intangible assets acquired, and make any necessary amortization period adjustments. In addition, the Company will be required to test goodwill and, to the extent an intangible asset is identified as having an indefinite useful life, the intangible asset for impairment in accordance with SFAS 142. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle. As of March 31, 2002 the Company had unamortized goodwill in the amount of $9,969 and unamortized identifiable intangible assets in the amount of $764.

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

(c) In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets". SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, REPORTING THE RESULTS OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS, AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS, for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, CONSOLIDATED FINANCIAL STATEMENTS, to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company is required to adopt SFAS 144 effective July 1, 2002. The Company does not expect the adoption of SFAS 144 for long-lived assets held for sale to have a material impact on the consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the consolidated financial statements with respect to future disposal decisions, if any.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2002, the Company had foreign currency contracts outstanding. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2002 was not material. Intercompany transactions with foreign subsidiaries are typically not hedged.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On March 31, 2002, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars.

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

(b)   Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ACETO CORPORATION


DATE May 14, 2002                       BY /s/ Douglas Roth
     ------------------------------        -------------------------------------
                                           Douglas Roth, Chief Financial Officer


DATE May 14, 2002                       BY /s/ Leonard S. Schwartz
     ------------------------------        -------------------------------------
                                           Leonard S. Schwartz, Chairman,
                                           President And Chief Executive Officer