Form 10-K
period 2002-06-30
ACETO CORP
filed 2002-09-27
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2002
                                               -------------
                          Commission file number 0-4217
                                                 ------

                                ACETO CORPORATION
                                -----------------
             (Exact name of the registrant specified in its charter)

              New York                                         11-1720520
              --------                                         ----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

   One Hollow Lane, Lake Success, New York                       11042
   ---------------------------------------                       -----
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (516) 627-6000

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

Name of each exchange on which registered:  The Nasdaq National Market.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of September 20, 2002 was approximately $45,816,280.

The Registrant has 6,539,709 shares of common stock outstanding as of September 20, 2002.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 5, 2002.

                       ACETO CORPORATION AND SUBSIDIARIES
                FORM 10-K FOR THE FISCAL YEAR ENDED JUNE 30, 2002
                                TABLE OF CONTENTS


                                   Description
                                   -----------

                 PART I.

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

                 PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

                 PART III.

Item 10.   Directors and Executive Officers of the Company
Item 11.   Executive Compensation
Item 12.   Security Ownership of Certain Beneficial Owners and Management
Item 13.   Certain Relationships and Related Transactions
Item 14.   Controls and Procedures

                 PART IV.

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I


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

        (Dollar and share amounts in thousands, except per share amounts)

ITEM 1. BUSINESS

Aceto Corporation (together with its consolidated subsidiaries, the "Company" or "Registrant") was incorporated in 1947 in the State of New York. The Company is primarily engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. The Company sells approximately 1,000 chemicals used in these and other related industries.

                               REPORTABLE SEGMENTS

The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. The amounts previously reported for the two former segments have been combined and reported as Chemicals and Colorants. Therefore, the Company's five reportable segments, organized by product are as follows:

(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3)

Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements;
(4) Pharmaceutical Intermediates & Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and
(5) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on gross profit.

Information concerning revenue and profit attributable to each of the Company's business segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part IV, Item 14, Note 16 of "Notes to Consolidated Financial Statements," of this Form 10-K, which information is incorporated by reference into this Part I, Item 1.

                             PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2002 and 2001, approximately 25% and 30%, respectively, of the Company's purchases of chemicals came from Europe and approximately 60% and 55%, respectively, from Asia.

A majority of the Company's customers are located in the United States, though sales are made worldwide. The customers include a wide range of companies in the chemical and pharmaceutical industries, and range from small trading companies to Fortune 500 corporations. During fiscal 2002 and 2001, 64% and 75% of sales, respectively, were in the United States. Sales made to customers outside the United States totaled $82,669. Approximately 65% of these international sales were to customers in Germany, France, The Netherlands, Malaysia, Brazil, Canada, Mexico, Thailand and the United Kingdom.

The chemical industry is highly competitive. The Company competes by offering high quality products produced around the world by both large and small manufacturers at attractive prices. The Company has the ability, based on its long relationship with many suppliers as well as its sourcing offices in China and India, to offer products manufactured at a facility that is appropriate for that product. For the most part, the Company stores its inventory of chemicals in public warehouses strategically located throughout the United States, Europe and Asia, and can therefore fill orders rapidly from inventory. The Company has developed ready access to key purchasing, research and technical executives of both its customers and suppliers and has the ability to obtain quick decisions, when necessary, because of such access. The Company does not consider itself to be a significant factor in the chemical industry taken as a whole.

Total long-lived assets in the United States were $1,731 and $1,986 as of June 30, 2002 and 2001, respectively. Total long-lived assets outside the United States were $701 and $553 at June 30, 2002 and 2001, respectively.

No single product accounted for as much as 10% of net sales in fiscal 2002, 2001 or 2000. No single customer accounted for as much as 10% of net sales in fiscal 2002, 2001 or 2000. One of the Company's suppliers accounted for 21% of total purchases in fiscal 2000. No supplier accounted for as much as 10% of purchases in fiscal 2002 or 2001.

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

Compliance with Federal, State and local regulations which have been enacted or adopted regarding the discharge of materials into the environment has not had a material effect on the capital expenditures and competitive position of the Company. During fiscal 1993, the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500 was recorded in fiscal 1993.

During fiscal 1997, however, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800. At June 30, 2002 and 2001, the remaining liability was $1,284 and $1,292, respectively. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe any additional amount will cause a material adverse effect on the overall financial position or liquidity of the Company. However, any remediation required above the liability established could materially affect the Company's results in a particular reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

                        SCHWEIZERHALL PHARMA ACQUISITION

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

The products sold by Schweizerhall Pharma are classified in the Company's Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates and Custom Manufacturing segments;

therefore there is no change in the types of products sold or the methods of distribution.

The total purchase price for the Schweizerhall Pharma acquisition was $25,980. This amount consisted of 600 restricted shares of the Company's Common Stock, the assumption of $8,966 of Schweizerhall Holding AG debt, $5,973 in cash, the issuance of notes of $4,626 and acquisition costs of $1,240. The quoted market price of the Common Stock on March 26, 2001 of $8.625 per share, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares may not be sold unless registered or unless an exemption from registration is available. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result, at closing Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

At June 30, 2002, the Company employed approximately 240 persons, none of whom were covered by a collective bargaining agreement.

                                  RISK FACTORS

IF WE ARE UNABLE TO MANAGE THE INTEGRATION OF OUR ACQUIRED BUSINESSES, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED

A failure to effectively manage the integration of the four acquisitions we have made since November 1998, and any additional acquisitions we may decide to make, may adversely affect our business and financial condition. Our acquisitions have placed, and will continue to place, significant demands on our management, technical and other resources. Additionally, the successful expansion of our operations will depend on our ability to secure adequate sources of specialty chemicals on commercially reasonable terms and attract and retain skilled management.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR COMPETITORS, MANY OF WHOM HAVE A GREATER MARKET PRESENCE AND GREATER RESOURCES THAN US, OUR FINANCIAL CONDITION AND OPERATING RESULTS MAY BE ADVERSELY AFFECTED.

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive worldwide chemical market. We face competition from global and regional distributors of chemical products, many of who are large chemical manufacturers as well as distributors. Many of these companies have substantially greater resources than us, including greater financial, marketing and distribution resources.

UNFORESEEN ENVIRONMENTAL LIABILITIES AND/OR COSTS ASSOCIATED WITH COMPLIANCE WITH ENVIRONMENTAL LAWS WOULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL PERFORMANCE.

If existing environmental regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws may be substantial. No assurance can be given that we will not incur material environmental liabilities or that compliance with such laws will not require material capital expenditures by us, negatively affecting our financial performance. Our operations, the distribution of chemical products, are subject to various federal, state, local and foreign environmental laws and regulations. Many of these laws and regulations provide for substantial remediation costs in the event of discharges of contaminants and fines and criminal sanctions for violations. We believe that we are currently in substantial compliance with all current environmental laws and regulations.

THE UNCERTAIN MILITARY, TERRORIST, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD COULD MATERIALLY DISRUPT OUR OPERATIONS CONDUCTED ABROAD AND EXPORT SALES.

Military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal year 2002, approximately 36% of our revenues were attributable to operations conducted abroad and to export sales. In addition, in certain countries where we currently operate, export, intend to operate or intend to expand our operations, we could be subject to other political, military and economic uncertainties including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

WE MAY FACE UNINSURED LIABILITIES INHERENT IN THE CHEMICAL INDUSTRY.

It is possible that liabilities for pollution and other damages arising from a major occurrence could exceed our insurance coverage or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage could have a material adverse effect on us. The risks inherent in the chemical industry include explosions, fires, chemical spills or releases, pollution and other environmental risks. While we have considered and evaluated these risks, we believe that they currently do not have a significant impact on the financial statements.

BECAUSE OUR BUSINESS IS AFFECTED BY CHANGES IN CURRENCY MARKETS, FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our results of operations and financial condition may be adversely affected by fluctuations in the exchange rate between foreign currencies and the U.S. dollar. A substantial portion of our revenue is denominated in currencies other than the U.S. dollar because certain of our foreign subsidiaries operate in their local currencies. Moreover, we may incur significant costs in connection with conversions between currencies.

ITEM 2. PROPERTIES

The Company's general headquarters and main sales office occupy approximately 26,000 square feet of leased space in an office building in Lake Success, New York. The lease expires in April 2011.

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

The Company also has leases for office space in Waldshut, Germany; Hamburg, Germany; Wormerveer, The Netherlands; Paris, France; Lyon, France; Singapore; Shanghai, China and Mumbai, India. The offices are used for sales and administrative purposes.

The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs.

ITEM 3. LEGAL PROCEEDINGS.

The Company is involved in a number of pending or threatened legal proceedings in the ordinary course of business. In the opinion of management, there are no legal proceedings which will have a material adverse effect on the financial position or operating results of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a formal vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market using the symbol "ACET." The following table sets forth the 2002 and 2001 high and low sales prices of the Company's common stock as reported on the Nasdaq National Market for the periods indicated.

FISCAL 2002                 HIGH               LOW
First Quarter             $ 9.87            $ 7.74
Second Quarter             10.34              8.86
Third Quarter              11.62              9.26
Fourth Quarter             11.55              9.90

FISCAL 2001                 HIGH              LOW
First Quarter             $11.688           $ 9.125
Second Quarter             10.188             7.625
Third Quarter               9.063             8.063
Fourth Quarter             10.020             8.290

Cash dividends of $0.16 per common share were paid in January 2002, June 2002 and June 2001. A cash dividend of $0.15 per common share was paid in January 2001.

As of September 20, 2002, there were approximately 600 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 5,202 shares and counted as owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

ITEM 6. SELECTED FINANCIAL DATA

                    (In thousands, except per share amounts)


Years Ended June 30                           2002             2001                  2000              1999              1998
-------------------                           ----             ----                  ----              ----              ----
Net sales                                 $229,329         $178,154 (1)          $185,308          $169,725          $183,356

Net income                                   4,945            4,245                 6,344             6,091             7,557

Net income per                            $   0.75         $   0.69              $   1.01          $   0.90          $   1.08
 common share -
 diluted (2)

Total assets                               115,703          105,173                88,081            86,159            84,379

Working capital                             58,311           55,259                50,270            49,459            54,423


Long-term
 liabilities                                     -              671                   908               925                 -

Redeemable preferred
  stock                                          -                -                     -               750               750

Shareholders' equity                        73,290           69,203                63,604            63,982            63,261

Number of common
 shares outstanding
 at year end (2)                             6,534            6,504                 6,035             6,416             6,699

Book value per
 common share (2)                         $  11.22         $  10.64              $  10.54          $   9.97          $   9.44

Cash dividends per
 common share (2)                         $   0.32         $   0.31              $   0.30          $   0.26          $   0.25

(1) Includes the acquisition of the Schweizerhall Pharma distribution business on March 26, 2001 as more fully described in Item 1.

(2)  Adjusted for stock split and dividend, as appropriate.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, and environmental contingencies. The Company bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances, which could have a significant impact on the financial statements.

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

Goodwill and other intangible assets consist of assets arising from acquisitions which are being amortized on a straight-line basis. The realizability and amortization period of goodwill is evaluated whenever an indication of impairment exists. The Company is required to adopt Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

The Company determines a need for a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would not be able to realize all or a part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

RESULTS OF OPERATIONS:

                                              Net Sales By Segment
                                             (Dollars in thousands)

Segment                                  2002                           2001                        2000
                                         ----                           ----                        ----

                                               % of                          % of                           % of
                                 Sales         Total             Sales       Total            Sales         Total
                                 -----         -----             -----       -----            -----         -----

Agrochemicals                  $ 13,547         5.9%           $ 13,133       7.4%          $ 11,417          6.2%

Chemicals and Colorants          88,790        38.7              97,902      55.0             99,735         53.8

Pharmaceuticals,
Biochemicals & Nutritionals      98,263        42.9              47,736      26.8             35,448         19.1

Pharmaceutical
Intermediates & Custom Mfg.      23,456        10.2              13,401       7.5             33,202         17.9

Institutional Sanitary
Supplies & Other                  5,273         2.3               5,982       3.3              5,506          3.0
                               --------       -----            --------     -----           --------        -----

TOTAL NET SALES                $229,329       100.0%           $178,154     100.0%          $185,308        100.0%
                               ========       =====            ========     =====           ========        =====


                                             Gross Profit By Segment
                                             (Dollars in thousands)

Segment                                  2002                            2001                       2000
                                         ----                            ----                       ----
                                 Gross          % of             Gross          % of         Gross         % of
                                 Profit         Total            Profit         Total        Profit        Total
                                 ------         -----            ------         -----        ------        -----
Agrochemicals                   $ 4,215         10.2%           $ 4,943         14.5%       $ 3,930        12.2%

Chemicals and Colorants          12,952         31.2             15,529         45.7         16,491        51.6

Pharmaceuticals,
Biochemicals & Nutritionals      17,912         43.2              9,270         27.3          6,336        19.7

Pharmaceutical
Intermediates & Custom Mfg.       4,123          9.9              2,678          7.9          2,657         8.4

Institutional Sanitary
Supplies & Other                  2,294          5.5              1,562          4.6          2,602         8.1
                                -------        -----            -------        -----        -------       -----

TOTAL GROSS PROFIT BY
SEGMENT                         $41,496        100.0%           $33,982        100.0%       $32,016       100.0%

UNALLOCATED COST OF SALES         4,215                           5,365                       4,812
                                -------                         -------                     -------

NET GROSS PROFIT                $37,281                         $28,617                     $27,204
                                =======                         =======                     =======

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

SALES AND GROSS PROFIT

Net sales increased $51,175 or 28.7%, to $229,329 for the fiscal year ended June 30, 2002 compared with $178,154 for the prior year. Fiscal 2002 sales attributable to the acquisition of Schweizerhall Pharma, which closed on March 26, 2001, were $60,701 compared to $17,798, which were all recorded in the fourth quarter of fiscal 2001. The increase in these sales of $42,903 accounts for 83.8% of the Company's overall increase. The two segments which have sales contributions from the Schweizerhall Pharma business are Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing. Sales excluding the Schweizerhall Pharma business were $168,628 for 2002 versus $160,356 for 2001, an increase of $8,272 or 5.2%.

The Pharmaceuticals, Biochemicals & Nutritionals segment sales were $98,263 in fiscal 2002 and $47,736 in 2001, an increase of $50,527 or 105.8%. This segment now represents the largest segment of the Company in both net sales and gross profit. The acquisition in March 2001 contributed sales of $46,387 and $13,319 in fiscal 2002 and 2001, respectively. The segment's sales, excluding the Schweizerhall Pharma portion, were $51,876 in 2002 versus $34,417 in 2001, an increase of $17,459 or 50.7%. This increase was a direct result of increased volume in one generic pharmaceutical product and the initial shipments of several generic pharmaceutical products which have been in development for the past several years. The nutritionals business showed a slight decline in 2002 versus 2001 due to softer demand for nutritional supplements.

The Chemicals & Colorants segment saw an overall decrease of $9,112 or 9.3%, to $88,790 in 2002 from $97,902 in 2001. This decrease reflects a general slowdown in the economy and in the entire industrial chemical market. Also, the shrinking dye stuff industry in the United States caused sales to decline. In addition, the pigment industry has had economic difficulties, with the advertising sector in particular, resulting in decreased demand.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $23,456 for 2002 versus $13,401 last year, an increase of $10,055 or 75%. Schweizerhall Pharma sales were $14,314 in 2002 and $4,479 in 2001, an increase of $9,835. The segment's sales excluding the effect of the acquisition are $9,142 for 2002 and $8,922 for 2001, an increase of $220 or 2.5%. This increase is attributable to increased sales volume from the introduction of new products, especially in the fourth quarter, which was somewhat offset by lost sales from this segment's former primary supplier. That supplier terminated a supply agreement in October 2000.

Agrochemicals sales were $13,547 compared to $13,133, an increase of $414 or 3.2%. A restructuring of the Company's arrangement with a third party resulted in additional sales of $3,171 during the year ended June 30, 2002. Excluding this, sales decreased by $2,757 or 21.0%. The primary causes were a reduction of sales to one large customer as well as an overall decline in demand.

Institutional Sanitary Supplies & Other sales were $5,273 for 2002 versus $5,982 last year, a decrease of $709 or 11.9%. The decline was attributable to an overall decline in demand due to the general economic slowdown in the United States during this past year. This segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 22.1%, to $41,496 from $33,982. The inclusion of Schweizerhall Pharma, again in the Pharmaceuticals, Biochemicals and Nutritionals segment, and to a lesser extent, the Pharmaceutical Intermediates and Custom Manufacturing segment, accounted for $8,974 in 2002 and $2,808 in 2001. Gross profit on our continuing domestic and certain foreign sales increased 4.3%, to $32,522 from $31,174 in 2001, comparable to the 5.2% increase in those sales.

The gross margins resulting from the Schweizerhall Pharma business in the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $6,724, or

14.5% versus $11,188 or 21.6% for the rest of this segment's business. For fiscal 2001, the comparable gross margins were $1,976 or 14.8% for the Schweizerhall Pharma business versus $7,294 or 21.2% for all other business in the segment. The gross margins realized from the Schweizerhall Pharma business in this segment are generally lower than the margins earned by our traditional business due to a different pricing and product mix.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross margins attributable to the Schweizerhall Pharma business amounted to $2,250 or 15.7% in 2002 versus $832 or 18.6% in 2001. Traditional business yielded gross margins of $1,873 or 20.5% in 2002 versus $1,846 or 20.7% in 2001. Overall gross margins in 2002 are 17.6% compared to 16.1% last year if we adjust for the terminated supply agreement commission recorded in fiscal 2001.

The Agrochemicals segment showed a decline in gross profit of 14.7%, which was in contrast to the 3.2% increase in sales. The restructuring of the Company's arrangement referred to earlier led to an increase in sales, but the same gross profit contribution. This is the primary cause of this discrepancy between sales and gross profit percentages for the period.

The Chemicals & Colorants segment's gross profit declined 16.6%, which was significantly higher than the 9.3% decline in sales. Continued erosion of margins due to competitive pressures in many areas, particularly printing inks and electronic chemicals, caused this higher percentage decrease in margins than sales.

Institutional Sanitary Supplies and Other gross margins were 43.5% in 2002 versus 26.1% in 2001. The increased gross margins are a direct result of changes from a pricing review, lower costs and product mix.

Unallocated cost of sales declined significantly to $4,215 from $5,365, or 21.4%. The results were achieved by lower amounts of inventory in warehouses, lower quantity sold and a negotiated reduction of storage rates paid as part of a corporate initiative.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $7,184 or 31.6% to $29,945 for fiscal 2002 from $22,761 for fiscal 2001. As a percentage of sales, SG&A increased to 13.1% for fiscal 2002 versus 12.8% for fiscal 2001. SG&A increased primarily due to the acquisition of the distribution business of Schweizerhall Pharma in March 2001. SG&A costs for this business increased $6,243 to $8,163 in fiscal 2002 versus $1,920, which were all recorded in the fourth quarter of fiscal 2001. Other factors contributing to the increase were: rising employee health insurance costs, additional professional fees related to the Company's tax strategy and global restructuring projects, higher office rental costs due to additional space taken, a higher bad debt provision and increased business insurance premiums.

OPERATING PROFIT
For the year ended June 30, 2002 the operating profit was $7,336 compared to $5,856, an increase of $1,480 or 25.3%. This increase was primarily due to a full year's positive contribution to operating profits from the Schweizerhall Pharma business, acquired on March 26, 2001, which was offset by higher SG&A expenses.

INTEREST AND OTHER INCOME
Interest and other income decreased to $410 for 2002 from $1,226 last year. The reduction in income of $816 was mainly attributable to a reduction in interest on investments of $311 due to the holding of long-term investments during last year of over $6,000 which were subsequently sold in the second half of fiscal 2001 to help finance the acquisition of Schweizerhall Pharma in March 2001.

Interest expense for 2002 was $368 versus $296 in the prior year. The increase of $72 or 24.3% was entirely attributable to the short-term bank loans and acquisition related debt arising from the Schweizerhall Pharma acquisition. The total balance of this debt was reduced from $11,177 at June 30, 2001 to $7,336 at June 30, 2002 through debt payments totaling $3,841.

TAX RATES
The effective tax rate for the year ended June 30, 2002 was 33.0% compared to last year's 37.4%. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

SALES AND GROSS PROFIT
Net sales for fiscal 2001 decreased $7,154, or 3.9%, to $178,154 from $185,308 for fiscal 2000. Although the overall sales decrease was relatively small, several of the segments showed significant changes.

The acquisition of Schweizerhall Pharma, which closed March 26, 2001, accounted for $17,798 or 10.0% of net sales for 2001 of which $13,319 was in the Pharmaceuticals, Biochemicals & Nutritionals segment. The contribution of this acquisition, offset somewhat by the loss of sales resulting from the termination of a supply agreement with a major supplier, resulted in this segment's 34.7% increase, to $47,736 from $35,448. Sales under the supply agreement with the major supplier that was terminated accounted for approximately $15.0 million of sales in 2000.

The balance of the sales resulting from that acquisition, $4,479, were in the Pharmaceutical Intermediates & Custom Manufacturing segment. This segment had an overall decrease of $19,801 to $13,401, or 59.6%. The major supplier referred to earlier was the principal supplier to this segment and the sales decrease excluding the new sales from the Schweizerhall Pharma acquisition is directly related.

The Chemicals & Colorants segment experienced a 1.9% decrease in sales, to $97,902 from $99,735. Dyes and pigment intermediates showed across the board decreases due to a general weakening of demand. This was offset somewhat by higher industrial chemical sales as well as sales of pigments and agricultural intermediates, two relatively new areas, which showed significant growth from the continuing development of new products.

Sales of the Agrochemicals segment also increased to $13,133 from $11,417, or 15.0%. This was due primarily to increased sales of two products, with all other products remaining relatively flat.

The Institutional Sanitary Supplies & Other segment increased $476 or 8.6%, mainly due to a full year of activity in fiscal 2001 for its Magnum line which was acquired in October 1999, which amounted to 9 months of sales.

Gross profit by segment before freight and storage costs for the entire corporation for the year increased 6.1% for the year to $33,982 from $32,016.

Unallocated cost of sales, primarily storage and certain freight costs, increased 11.5% to $5,365 from $4,812. The inclusion of Schweizerhall Pharma for the fourth quarter, fuel surcharges on domestic freight and increased goods in warehouses as a result of the acquisitions accounted for the increase. Therefore, since the percent increase in unallocated cost of sales was greater that the increase in total gross profit by segment, net gross profit increased by a slightly lesser percentage.

The profit margins on sales from the Schweizerhall Pharma acquisition in the Pharmaceuticals, Biochemicals and Nutritional segment of $1,976 were within that segment's normal range. This segment also benefited from the sales commission earned relating to the previously mentioned major supplier. This accounts for the somewhat larger percentage increase in gross profit than sales.

The Pharmaceutical Intermediates & Custom Manufacturing segment benefited from a sales commission earned with the aforementioned major supplier relating to profits on open orders at the time of termination. This, coupled with the gross profit of

$832 relating to sales of this segment resulting from the Schweizerhall Pharma acquisition, at substantially higher gross margins than the lost sales, resulted in gross margins being virtually unchanged, in spite of the sales decrease.

The Chemicals & Colorants sector showed a 5.8% decrease in gross profit reflecting a greater percentage decrease in gross profit than sales. This was caused by increased competition.

Gross profits in the Agrochemicals sector increased 25.8%, greater than the 15.0% increase in sales. Increased sales of higher profit products, combined with a decrease in certain product reregistration costs, caused this.

Lastly, gross profits in the Institutional Sanitary Supplies and Other segment fell 40% caused by a shift in product mix towards lower profit products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE
Selling, general and administrative expenses increased by $4,730 to $22,761 in fiscal 2001 compared to $18,031 in fiscal 2000. The acquisition and inclusion of the Schweizerhall Pharma business as of March 26, 2001 accounted for $1,920 of the increase. Costs related to the acquisition and assimilation of the acquired business in addition to the related amortization of goodwill and intangible assets also contributed to the overall increase. Fiscal 2001 includes a non-recurring employee separation charge of $994. Selling expenses increased due to an increased presence in China and the promotional expenses related to our recent acquisitions. Compensation related costs also increased as new positions were added to support the growth and expansion of the Company.

INTEREST AND OTHER INCOME
Interest expense of $296 in fiscal 2001 reflected an increase of $285 from the $11 of interest expense for 2000. The increase is a direct result of the short term loans assumed in connection with the acquisition of the Schweizerhall Pharma business.

Interest and other income increased by $157 to $1,226 in fiscal 2001 compared to $1,069 in fiscal 2000. The increase in income was attributable to the incremental amounts realized by the Schweizerhall Pharma business during the fourth quarter of fiscal 2001.

TAX RATES
The effective tax rates were 37.4% and 38.0% in fiscal 2001 and 2000, respectively. The effective tax rates differ from the federal statutory tax rate at 34% primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES:
At June 30, 2002, the Company had $14,255 in cash, $1,320 in short-term investments and $7,336 of short-term bank loans. Working capital was $58,311 at June 30, 2002 versus $55,259 at June 30, 2001.

The Company's cash position at June 30, 2002 increased $6,945 from the June 30, 2001 level. Operating activities provided cash of $15,480, primarily from net income of $4,945 and increases in other accrued expenses and long-term liabilities, accounts payable, drafts and acceptances payable and accrued merchandise purchases totaling $12,861, partially offset by an increase in accounts receivable of $4,698.

Investing activities used cash of $2,171, primarily from a payment of $2,639 for additional inventory related to the Schweizerhall Pharma acquisition as well as additional acquisition costs related to the Schweizerhall Pharma acquisition of $563 and capital expenditures of $640. These cash outlays were partially offset by a settlement of certain acquired accounts receivable balances of $1,571. Financing activities used cash of $6,364 primarily as a result of payments of long-term liabilities, bank loans and notes payable related to the Schweizerhall Pharma acquisition totaling $4,637 as well as cash dividends of $2,088.

On March 26, 2001 the Company acquired the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG. To date, the Company has invested $25,980,which included 600 shares of restricted common stock from treasury valued at $5,175, $4,626 in notes, $5,973 in cash, the assumption of debt for $8,966 and acquisition costs of $1,240. In connection with this acquisition the Company liquidated certain of its investments. The acquired companies had existing credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $14,385) of which $7,336 was utilized as of June 30, 2002. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At June 30, 2002, the Company utilized $1,544 in letters of credit leaving an unused facility of $13,456. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company was in compliance with all covenants at June 30, 2002.

The Company has no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. The Company continually evaluates possible acquisitions of or investments in businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, the Company may obtain additional credit facilities to enhance its liquidity.

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At June 30, 2002, the Company has no significant obligations for capital expenditures. At June 30, 2002, contractual cash obligations and other commercial commitments are as follows:

                                                   Payments Due and/or
                                                   Amount of Commitment
                                                   Expiration Per Period
                                                   ---------------------

                                            Less Than      1-3          4-5        After
                                Total        1 Year       Years        Years      5 Years
                                -----        ------       -----        -----      -------
Long-term liabilities/
bank loans                     $ 7,608      $ 7,608      $     -      $    -      $    -

Operating leases                10,347        1,374        2,595       2,306       4,072

Commercial letters of credit     1,544        1,272          272           -           -

Standby letters of credit          105          105            -           -           -

Unconditional purchase
obligations                     19,935       12,305        7,630           -           -
                               -------      -------      -------      ------      ------

Total                          $39,539      $22,664      $10,497      $2,306      $4,072
                               =======      =======      =======      ======      ======

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
(a) In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", SFAS 142, "Goodwill and Other Intangible Assets" and in August 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $542, $275 and $193 for the years ended June 30, 2002, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144. The Company has adopted the provisions of SFAS 141 and SFAS 142 effective July 1, 2002.

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

As of June 30, 2002 the Company had unamortized goodwill in the amount of $9,821 and unamortized identifiable intangible assets in the amount of $702. The Company has evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company expects to complete its initial impairment review of goodwill by the end of the second quarter fiscal 2003. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

(b) In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company has adopted the provisions of SFAS 143 effective July 1, 2002. The adoption of SFAS 143 did not have a significant effect on the Company's results of operations or its financial position.

(c) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company has adopted SFAS 144 effective July 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale did not have a material impact on the consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the consolidated financial statements with respect to future disposal decisions, if any.

(d) In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 as of July 1, 2002. The adoption of SFAS 145 did not have any impact on the Company's consolidated financial statements.

(e) In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Investments at June 30, 2002, which consist of corporate securities and are recorded at fair value of $951, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $95 as of June 30, 2002. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2002, the Company had foreign currency contracts outstanding. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2002 was $42. Intercompany transactions with foreign subsidiaries are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of June 30, 2002 is not applicable.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On June 30, 2002, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2002, amounts to $1,245. Actual results may differ.

Interest Rate Risk

The Company is subject to market risk from exposure to changes in interest rates based upon its financing, investing and cash management activities. The Company utilizes a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage its exposure to changes in interest rates. The Company's financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. In this sensitivity analysis, the Company used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial. However, there can be no assurances that interest rates will not significantly affect its results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2002 and 2001.

                      QUARTERLY FINANCIAL DATA (Unaudited)
                     (In thousands except per share amounts)

                                    Year Ended June 30, 2002
                                          Quarter Ended
                  Sept.30,2001     Dec.31,2001     Mar.31,2002     June 30,2002
                  ------------     -----------     -----------     ------------
Net sales            $47,641         $55,365         $61,594          $64,729
Gross profit           7,246           9,466           9,757           10,812
Net income               535           1,243           1,523            1,644
Net income per
  common share
  - diluted             0.08            0.19            0.23             0.25

                                    Year Ended June 30, 2001
                                          Quarter Ended
                  Sept.30,2000     Dec.31,2000     Mar.31,2001     June 30,2001
                  ------------     -----------     -----------     ------------
Net sales            $41,051         $37,750         $43,317          $56,036
Gross profit           5,869           6,323           7,436            8,989
Net income               929           1,141           1,953              222
Net income per
  common share
  - diluted             0.15            0.19            0.33             0.03

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 5, 2002.

ITEM 11. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 5, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 5, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 5, 2002.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report.


(b)  Reports on Form 8-K.
     During the fourth quarter of fiscal 2002, the Company did not file a current report on Form 8-K.

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

   10.13 Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001 (incorporated by reference to
          Exhibit 10.13 to the Company's report on Form 10-K for the year ended June 30, 2002..

   10.14* Credit Agreement between Aceto Corporation and subsidiaries and
          JPMorgan Chase Bank dated May 10, 2002.

   21*    Subsidiaries of the Company.

   23*    Consent of KPMG LLP.

   99.1*  Certification of the Chief Executive Officer

   99.2*  Certification of the Chief Financial Officer

------------------
*Filed herewith

                       ACETO CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements

Independent Auditors' Report

Consolidated financial statements:
         Consolidated balance sheets as of June 30, 2002 and 2001 Consolidated statements of income for the years ended June 30,
           2002, 2001 and 2000
         Consolidated statements of cash flows for the years ended June
           30, 2002, 2001 and 2000
         Consolidated statements of shareholders' equity and comprehensive income (loss) for the years ended June 30, 2002, 2001 and 2000 Notes to consolidated financial statements

Schedules:
         II - Valuation and qualifying accounts

         All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholders
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended June 30, 2002. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


Melville, New York                                            /s/KPMG LLP
August 27, 2002

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2002 AND 2001
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                       2002               2001
                                                       ----               ----


ASSETS
Current assets:
         Cash                                        $14,255             $ 7,310
         Short-term investments                        1,320                 988
         Receivables:
           Trade, less allowance for
           doubtful accounts:
           2002, $657; 2001, $316                     42,417              38,285
                  Other                                4,266               3,215
                                                     -------             -------
                                                      46,683              41,500

         Inventory                                    36,271              37,818
         Prepaid expenses                              1,191                 686
         Deferred income tax benefit, net                521               1,773
         Property held for sale                          483                 483
                                                     -------             -------
                  Total current assets               100,724              90,558

Long-term investments                                      -                 369
Long-term notes receivable                               691                 794

Property and equipment:
         Machinery and equipment                       1,069                 953
         Leasehold improvements                        1,143               1,093
         Computer equipment                            1,680               1,378
         Furniture and fixtures                          593                 983
         Automobiles                                     293                 264
                                                     -------             -------
                                                       4,778               4,671
Less accumulated depreciation and
   amortization                                        2,346               2,132
                                                     -------             -------
                                                       2,432               2,539

Goodwill, less accumulated amortization:
   2002, $1,086; 2001, $544                            9,821              10,367
Deferred income tax benefit, net                       1,083                   -
Other assets                                             952                 546
                                                     -------             -------

Total Assets                                        $115,703            $105,173
                                                    ========            ========

See accompanying notes to consolidated financial statements.

                                                       2002               2001
                                                       ----               ----
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
         Drafts and acceptances payable              $ 4,073            $ 1,533
         Short-term bank loans                         7,336              8,864
         Notes payable - acquisition                       -              2,313
         Current installments
          on long-term liabilities                       272                397
         Accounts payable                             14,326             10,529
         Accrued merchandise purchases                 4,196              1,626
         Accrued compensation                          2,799              2,913
         Accrued environmental remediation             1,284              1,292
         Accrued income taxes                          1,582                519
         Other accrued expenses                        6,545              5,313
                                                     -------            -------
            Total current liabilities                 42,413             35,299

Long-term liabilities, excluding
         current installments                              -                671


Shareholders' equity:
  Common stock, $.01 par value;
    authorized  20,000,000 shares;
    issued  9,001,290 shares;
    outstanding 2002, 6,533,969 shares;
    outstanding 2001, 6,503,707 shares                    90                 90
  Capital in excess of par value                      56,494             56,416
  Retained earnings                                   40,863             38,006
  Treasury stock, at cost:
    2002, 2,467,321 shares;
    2001, 2,497,583 shares                           (24,252)           (24,545)
  Accumulated other comprehensive income(loss)            95               (764)
                                                     -------            -------

          Total shareholders' equity                  73,290             69,203
                                                     -------            -------

Commitments and contingencies (Note 18)

Total Liabilities and Shareholders' Equity          $115,703           $105,173
                                                    ========           ========

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                          2002         2001         2000
                                          ----         ----         ----

Net sales                              $ 229,329    $ 178,154    $ 185,308
Cost of sales                            192,048      149,537      158,104
                                       ---------    ---------    ---------
  Gross profit                            37,281       28,617       27,204

Selling, general and
  administrative expenses                 29,945       22,761       18,031
                                       ---------    ---------    ---------
         Operating profit                  7,336        5,856        9,173

Other income (expense):
         Interest expense                   (368)        (296)         (11)
         Interest and other income           410        1,226        1,069
                                       ---------    ---------    ---------
                                              42          930        1,058
                                       ---------    ---------    ---------
         Income before income taxes        7,378        6,786       10,231

Income taxes:
         Federal:
                  Current                  1,436        2,417        3,544
                  Deferred                   220         (287)        (212)
         State and local:
                  Current                    337          332          592
                  Deferred                   (50)         (50)         (37)
         Foreign:
                  Current                    490          129         --
                                       ---------    ---------    ---------
                                           2,433        2,541        3,887
                                       ---------    ---------    ---------

Net income                             $   4,945    $   4,245    $   6,344
                                       =========    =========    =========

Net income per common share:
         Basic                         $    0.76    $    0.69    $    1.02
         Diluted                            0.75         0.69         1.01
Weighted average shares outstanding:
         Basic                             6,519        6,122        6,188
         Diluted                           6,555        6,148        6,308

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000
(IN THOUSANDS)

                                                             2002        2001        2000
                                                             ----        ----        ----
Operating activities:
  Net income                                               $  4,945    $  4,245    $  6,344
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Depreciation and amortization                        1,629         909         574
         Gain on sale of assets                                  (3)         --         (24)
         Provision for doubtful accounts                        566         307          19
         Foreign currency translation adjustment                859        (764)         --
         Deferred tax provision (benefit)                       169        (337)       (248)
         Income tax benefit on exercise of stock options         10          --          --
         Changes in assets and liabilities,
          net of effect of the acquisitions:
           Investments                                           37         (53)      3,399
           Trade accounts receivable                         (4,698)        575         797
           Other receivables                                 (1,036)        143      (1,709)
           Inventory                                           (137)      6,280      (3,505)
           Prepaid expenses                                    (505)        383        (382)
           Other assets                                        (158)        (29)         73
           Drafts & acceptances payable                       2,540       1,069        (285)
           Accounts payable                                   3,797       1,455        (184)
           Accrued merchandise purchases                      2,570     (10,395)      2,575
           Accrued compensation                                (114)       (298)        602
           Accrued environmental remediation                     (8)        (20)        (11)
           Accrued income taxes                               1,063        (840)        253
           Other accrued expenses and long
             term liabilities                                 3,954        (222)       (308)
                                                           --------    --------    --------
Net cash provided by operating activities                    15,480       2,408       7,980
                                                           --------    --------    --------

Investing activities:
  Purchases of investments--held-to-maturity                     --          --      (8,337)
  Proceeds from investments--held-to-maturity                    --       8,112      14,802
  Payments received on notes receivable                          88          82          81
  Purchases of property and equipment                          (640)     (1,305)     (1,091)
  Proceeds from sale of property                                 12          --          10
  Acquisition of businesses, net of
   cash acquired                                               (563)      1,205      (6,996)
  Payments for additional inventory recorded
   in goodwill                                               (2,639)         --          --
  Proceeds from settlement of certain acquired
   accounts receivable balances recorded in goodwill          1,571          --          --
                                                           --------    --------    --------
Net cash provided by (used in)
   investing activities                                      (2,171)      8,094      (1,531)
                                                           --------    --------    --------

Financing activities:
  Payments of long-term liabilities                            (796)       (531)         --
  Proceeds from exercise of stock options                       239         332         204
  Payments for purchases of treasury stock                     (121)     (1,642)     (6,088)
  Issuance of treasury stock to employees                       243         189         127
  Payments of cash dividends                                 (2,088)     (1,936)     (1,872)
  Payments of bank loans                                     (1,528)       (102)         --
  Payments of notes payable - acquisition                    (2,313)     (2,313)         --
                                                           --------    --------    --------
Net cash used in financing activities                        (6,364)     (6,003)     (7,629)
                                                           --------    --------    --------
Net increase (decrease) in cash                               6,945       4,499      (1,180)
Cash at beginning of year                                     7,310       2,811       3,991
                                                           --------    --------    --------
Cash at end of year                                        $ 14,255    $  7,310    $  2,811
                                                           ========    ========    ========

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                          Accumulated
                                    COMMON STOCK           Capital in                                     Other
                                    Shares    Par Value    Excess of    Retained      TREASURY STOCK      Comprehensive
                                    Issued      ($.01)     Par Value    Earnings    Shares      Amount    Income (Loss)    Total
                                    ------     -------     ---------    --------    ------      ------    -------------    -----
Balance at June 30, 1999           9,001,290   $   90      $  57,637    $ 31,224  (2,585,331) $  (24,969) $       --     $ 63,982
Net income                                --       --             --       6,344          --          --          --        6,344
Stock issued pursuant to employee
 incentive plans                                   --              6          --      12,371         121          --          127
Cash dividends:
 Common stock ($0.30 per share)           --       --             --      (1,842)         --          --          --       (1,842)
 Preferred stock                          --       --             --         (29)         --          --          --          (29)
Conversion of preferred stock
  to common stock                                  --           (616)         --     139,314       1,367          --          751
Exercise of stock options                          --            (99)         --      33,572         331          --          232
Tax benefit from exercise of
 stock options                            --       --             61          --          --          --          --           61
Treasury stock purchases                  --       --             --          --    (566,499)     (6,087)         --       (6,087)
Lapsed stock options                                              65                                                           65
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000           9,001,290       90         57,054      35,697  (2,966,573)    (29,237)         --       63,604
Net income                                --       --             --       4,245          --          --          --        4,245
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                           --       --             --          --          --          --        (764)        (764)
                                                                                                                         ---------
Comprehensive income (loss)                                                                                                 3,481
                                                                                                                         ---------
Stock issued pursuant to employee
 incentive plans                          --       --            (12)         --      20,479         201          --          189
Cash dividends:
 Common stock ($0.31 per share)           --       --             --      (1,936)         --          --          --       (1,936)
Exercise of stock options                 --       --             14          --      23,250         229          --          243
Tax benefit from exercise of
 stock option plans                       --       --              9          --          --          --          --            9
Treasury stock purchases                  --       --             --          --    (174,739)     (1,642)         --       (1,642)
Lapsed stock options                      --       --             80          --          --          --          --           80
Shares issued in connection with
 acquisition                              --       --           (729)         --     600,000       5,904          --        5,175
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001           9,001,290       90         56,416      38,006  (2,497,583)    (24,545)       (764)      69,203
Net income                                --       --             --       4,945          --          --          --        4,945
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                           --       --             --          --          --          --         859          859
                                                                                                                           -------
 Comprehensive income (loss)                                                                                                5,804
Stock issued pursuant to employee
 incentive plans                          --       --              9          --      23,762         234          --          243
Cash dividends:
 Common stock ($0.32 per share)           --       --             --      (2,088)         --          --          --       (2,088)
Exercise of stock options                 --       --            (22)         --      18,300         180          --          158
Tax benefit from exercise of
 stock option plans                       --       --             10          --          --          --          --           10
Treasury stock purchases                  --       --             --          --     (11,800)       (121)                    (121)
Lapsed stock options                      --       --             81          --          --          --          --           81
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002           9,001,290   $   90      $  56,494    $ 40,863  (2,467,321) $  (24,252) $       95     $ 73,290

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2002, 2001 AND 2000

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries (the Company) is primarily engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad. The Company's customers are located throughout the United States and other countries including Mexico, Brazil, Malaysia, Singapore, Thailand, Canada, Germany, France, United Kingdom and The Netherlands.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at June 30, 2002 or 2001.

INVESTMENTS
The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date.

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

REVENUE RECOGNITION
The Company recognizes revenue from product sales at the time of shipment and passage of title to the customer. Such revenues do not involve difficult, subjective, or complex judgments. The Company does not offer product warranties to its customers.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and are included in cost of sales. Such costs were approximately $269 and $121 for the years ended June 30, 2002 and 2001, respectively. There were no such costs incurred during the year ended June 30, 2000.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using straight line, sum-of-the-years digits and declining balance methods. The estimated useful lives are as follows:

                                           Years
                                           -----
         Machinery and Equipment            10
         Computer Equipment                  5
         Furniture and fixtures             10
         Automobiles                         3

Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

GOODWILL
Goodwill is amortized on a straight-line basis over a twenty-year period. The recoverability of goodwill is assessed by determining whether the carrying amount can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of impairment, if any, is measured based on the difference between projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds and the carrying value of goodwill. The assessment of the recoverability of the goodwill acquired will be impacted if estimated future operating cash flows are not achieved.

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

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES
The Company accounts for derivatives and hedging activities under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting guidelines for derivative instruments and hedging activities. SFAS 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS 133, the method that is used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedged instrument.

Designation is established at the inception of a derivative, but redesignation is permitted. For derivatives designated as fair value hedges, changes in fair value are recognized in earnings. If the fair value hedge is fully effective, the change in fair value of the hedged item attributable to the hedged risk, is adjusted to fair value and is recognized in earnings.

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including Euros, British Pounds, Japanese Yen, Singapore Dollars and Chinese Yuan Renminbi.

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at June 30, 2002 in the amount of $42. The hedge contracts flow through cost of goods sold in the consolidated statement of income. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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

RECLASSIFICATIONS
Certain reclassifications have been made to the 2000 consolidated financial statements to conform to the 2001 presentation.

In fiscal 2001, the Company adopted the provisions of the Financial Accounting Standards Board's Emerging Issue Task Force (EITF) Issue No. 00-10. "Accounting for Shipping and Handling Fees and Costs," which requires the Company to report all amounts billed to a customer related to shipping and handling as revenue. The Company includes all costs incurred for shipping and handling as cost of sales. The Company has reclassified such billed amounts, which were previously netted in cost of sales, to net sales. As a result of this reclassification, net sales and cost of goods sold were increased by $519 for the year ended June 30, 2000.

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

The total purchase price for the Schweizerhall Pharma acquisition was $25,980. This amount consisted of 600 restricted shares of the Company's Common Stock, the assumption of $8,966 of Schweizerhall Holding AG debt, $5,973 in cash, the issuance of notes of $4,626 and acquisition costs of $1,240. The quoted market price of the Common Stock on March 26, 2001 of $8.625 per share, was used to approximate the fair value of the 600 shares issued, which amounted to $5,175. The shares may not be sold unless registered or unless an exemption from registration is available. In connection with the closing of the acquisition the Company assumed certain debt of Schweizerhall Holding AG in excess of the amount of the purchase price. As a result, at closing Schweizerhall Holding AG paid $7,162 to the Company. Subsequent to March 31, 2001 the Company paid Schweizerhall Holding AG $8,987 and was released from a portion of the debt assumed at closing.

The notes payable of $4,626 issued at closing bear interest at 3%. Principal and interest are payable monthly. Monthly principal payments are determined by the lesser of the outstanding principal balance or the book value of certain inventory (as defined in the note agreement) sold in the preceding month. Any unpaid amounts are due in full on March 31, 2002. Amounts outstanding under the notes were $2,313 as of June 30, 2001. These notes were paid in full during the year ended June 30, 2002.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The results of operations of Schweizerhall Pharma have been included in the accompanying consolidated statement of income from the date of acquisition. During the quarter ended September 30, 2001, the Company received $1,571 from the previous owners of Schweizerhall Pharma in settlement of certain accounts receivable balances, which was recorded as a reduction to goodwill.

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,558. The goodwill is being amortized on a straight-line basis over a period of twenty years. Amortization of goodwill amounted to $326 and $84 for the years ended June 30, 2002 and June 30, 2001, respectively. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed.

The purchase agreement provides for two additional payments pertaining to inventory and tax savings. An additional payment for $2,639 was made in May 2002 in connection with inventory which has been allocated to the additional inventory purchased and which has been included in the cash paid of $5,973. Any payments made in connection with the tax savings adjustment will be recorded as additional goodwill.

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

The changes in exit plan liabilities during the year ended June 30, 2002 are as follows:

                                      Severance         Lease
                                      Liability       Liability         Total
                                      ---------       ---------         -----

Balance July 1, 2001                   $  106          $   39           $ 145
Reserve established in 2002               413               5             418
Utilized in 2002 (paid)                  (519)            (44)           (563)
                                         ----            ----            ----
Balance June 30, 2002                  $    -          $    -           $   -
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

b) On January 18, 2000, the Company purchased certain assets of Schweizerhall, Inc. (Schweizerhall) for $6,345 in cash. The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was initially allocated to the assets acquired, based upon their estimated fair values at the date of acquisition. The allocation of the purchase price has been completed. The excess of cost over the fair value of assets acquired amounted to $975 and is being treated as goodwill. Amortization of goodwill amounted to $49, $49 and $22 for the years ended June 30, 2002, 2001 and 2000, respectively. The assets acquired consisted of inventory and a non-competition agreement. The non-competition agreement valued at $120 is being amortized on a straight-line basis over three years. The results of operations of Schweizerhall have been included in the accompanying consolidated statement of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

c) On October 19, 1999 the Company purchased certain assets of Magnum Research Corp. (Magnum) for a purchase price of $1,150. Of the purchase price $650 was paid at closing and the balance is scheduled to be paid in equal installments of $167 in October 2000, 2001 and 2002 (the October payments). The October payments are subject to downward adjustment in the event Magnum's net sales, as defined in the purchase agreement, are less than a specified amount. In the event the October payments are adjusted downward such adjustments will be recorded as reductions to goodwill. The October 2000 and 2001 payments were made as scheduled without an adjustment.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the assets acquired, based upon their estimated fair values. The excess of cost over the fair value of assets acquired amounted to $1,093 and is being treated as goodwill. Amortization of goodwill amounted to $55, $55 and $39 for the years ended June 30, 2002, 2001 and 2000, respectively. The assets acquired consisted primarily of inventory. The results of operations of Magnum have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material.

d) On November 24, 1998 the Company purchased all the capital stock of CDC Products Corp. (CDC) for a purchase price of $2,801. Of the purchase price, $2,111 was paid at closing and the balance of $690 was scheduled to be paid in semi-annual installments through August 2002. The amounts owed to the previous owner were subject to a dispute between the Company and the previous owner (see note 19). The dispute was brought before the American Arbitration Association which resulted in a $360 reduction in the outstanding liability owed to the previous owner. The Company recorded as a liability on the consolidated balance sheet as of June 30, 2001, three remaining payments totaling $335 due through August 2002. All three payments were made as scheduled as of August 2002. The adjustment arising from the dispute was recorded as a reduction to goodwill.

The acquisition was accounted for as a purchase and, accordingly, the cost of the acquisition was allocated to the net assets acquired, based upon their estimated fair values. The excess of cost over the fair value of net assets acquired amounted to $2,282, after the aforementioned arbitration settlement, and is being treated as goodwill. Amortization of goodwill amounted to $114, $87 and $132 for the years ended June 30, 2002, 2001 and 2000, respectively. The assets acquired consisted primarily of inventory, accounts receivable and fixed assets. The results of operations of CDC have been included in the accompanying consolidated statements of income from the date of acquisition. Pro forma results of operations were not provided as their effect on the consolidated results of operations were not material. In connection with the acquisition, the Company entered into a three year non-competition agreement, which value was estimated to be $75. The non-competition agreement is being amortized on a straight-line basis over three years.

(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                              June 30, 2002               June 30, 2001
                              -------------               -------------
                                        Cost                        Cost
                           Fair Value   Basis          Fair Value   Basis
                           ----------   -----          ----------   -----
Corporate securities         $ 951      $ 594            $ 988      $ 593

The change in the net unrealized holding gains (losses) on trading securities was $(37), $53 and $(92)for fiscal 2002, 2001 and 2000, respectively.

A summary of held-to-maturity securities as of June 30, 2002 and 2001 follows:

                                                     June 30, 2002
                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized   Fair
                                   Cost or Cost    Gains        Losses     Value
                                   ------------    -----        ------     -----
Held-to-maturity securities:
  Short-term investments:
          Municipal obligations       $369          $-            $-       $369

                                                     June 30, 2001
                                                   Gross        Gross
                                   Amortized     Unrealized   Unrealized   Fair
                                   Cost or Cost    Gains        Losses     Value
                                   ------------    -----        ------     -----

Held-to-maturity securities:
  Long-term investments:
          Municipal obligations       $369          $-            $-       $369

During fiscal 2001 the Company sold $7,900 of held-to-maturity securities before their maturity date and realized a gain of $40. The proceeds from the sale of these securities were used in the acquisition of the Schweizerhall Pharma business (see note 3).

(5) INVENTORY
Inventory consists of the following:

                                                       June 30
                                                       -------
                                                2002             2001
                                                ----             ----

Finished goods                                 $35,897          $37,287
Work in process                                    134              180
Raw materials                                      240              351
                                               -------          -------
         Total                                 $36,271          $37,818
                                               =======          =======

(6) NOTES RECEIVABLE
The Company currently holds four notes receivable with outstanding balances aggregating $813 and $901 at June 30, 2002 and 2001, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from seven to twenty-five years and pay interest at either a fixed or variable rate. The fixed rates on three notes are 8.00%, 9.25% and 9.50%. The variable rate on the other note, which is based on 1% over prime, was 5.75% at June 30, 2002 and 7.75% at June 30, 2001. Included in current assets are notes receivable due within one year totaling $122 and $107 at June 30, 2002 and 2001, respectively.

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

During fiscal 1997, however, after additional testing was completed, the Company received a revised estimate from the consultant. As a result, the Company recorded an additional liability of $800. At June 30, 2002 and 2001, the remaining liability was $1,284 and $1,292, respectively. The Company believes it is possible that such amount may not be sufficient to cover future environmental remediation but does not believe any additional amount will cause a material adverse effect on the overall financial position or liquidity of the Company. However, any remediation required above the liability established could materially affect the Company's results in a particular reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

(8) FINANCING ARRANGEMENTS
In May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution which expires June 30, 2004. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50% (3.34% at June 30, 2002). The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company was in compliance with all covenants at June 30, 2002.

At June 30, 2002, the Company had available lines of credit with foreign financial institutions totaling $14,385. The Company entered into the agreements with foreign banks as part of the Schweizerhall Pharma acquisition. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 2.59% at June 30, 2002 and 4.59% at June 30, 2001. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had short-term bank loans of $7,336 and $1,544 in letters of credit leaving an unused facility of $20,505 at June 30, 2002. For June 30, 2001 the Company utilized $8,864 in short-term loans and $6,943 in letters of credit leaving an unused facility of $6,293. The weighted average interest rate on short-term loans outstanding as of June 30, 2002 was 3.64% and 6.1% as of June 30, 2001.

(9) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                           2002      2001      2000
                                           ----      ----      ----
Net income                               $ 4,945   $ 4,245   $ 6,344
Preferred stock dividends                     --        --       (29)
                                         -------   -------   -------
Net income available for common
  shareholders                             4,945     4,245     6,315
                                         =======   =======   =======

Weighted average common shares (basic) 6,519 6,122 6,188 Effect of dilutive securities:
  Stock options                               36        26        68
  Convertible preferred stock                 --        --        52
                                         -------   -------   -------
Weighted average common and
  potential common shares
  outstanding (diluted)                    6,555     6,148     6,308
                                         =======   =======   =======


Basic income per common share            $  0.76   $  0.69   $  1.02
Diluted income per common share             0.75      0.69      1.01

In fiscal 2002, 2001, and 2000, employee stock options of 235, 400, and 232, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

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

(11) STOCK BASED COMPENSATION PLANS
In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 500 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the fair market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs. Under the

1998 Plan, there were 48 and 167 shares of common stock available for grant as either options or restricted stock at June 30, 2002 and 2001, respectively.

Under the terms of the Company's 1980 Stock Option Plan (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the date they are fully vested. Under the 1980 Plan, options to purchase 421 and 382 shares of common stock were available for grant at June 30, 2002 and 2001, respectively. The Board does not intend to issue additional options from this Plan.

The following tabulations summarize the shares of common stock under option for both plans at June 30, 2002, 2001 and 2000, and the activity with respect to options for the respective years then ended:

                                           Shares          Weighted average
                                         subject to         exercise price
                                           option             per share
                                           ------             ---------
Balance at June 30, 1999                     718               $ 9.65
Granted                                       20                11.75
Exercised                                    (33)                6.06
Forfeited                                    (37)                8.58
---------------------------------------------------------------------
Balance at June 30, 2000                     668               $ 9.95
Granted                                       70                 9.63
Exercised                                    (23)                7.81
Forfeited/Lapsed                             (69)               10.04
---------------------------------------------------------------------
Balance at June 30, 2001                     646               $ 9.99
Granted                                      121                 9.84
Exercised                                    (18)                7.90
Forfeited                                    (62)                9.50
---------------------------------------------------------------------
Balance at June 30, 2002                     687               $10.07

Options exercisable at June 30, 2002, 2001 and 2000 were 449, 375 and 358, respectively. The weighted average exercise price for options exercisable at June 30, 2002, 2001 and 2000 was $10.39, $10.08 and $9.47, respectively. At June
30, 2002, outstanding options had expiration dates ranging from December 31, 2002 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $-0-, $13 and $91 in fiscal 2002, 2001 and 2000, respectively. Under the 1998 Plan, compensation is recorded for the value of restricted stock granted. There were 23, 20 and 12 shares of restricted stock granted during fiscal 2002, 2001 and 2000, respectively. Such charges to operations were $214, $199 and $181 in fiscal 2002, 2001 and 2000, respectively.

Summarized information about stock options outstanding and exercisable at June 30, 2002 was as follows:


                    Outstanding                         Exercisable
      Exercise       Number of    Average     Average    Number of    Average
    Price Range       Shares      Life(1)     Price(2)     Shares     Price(2)
    -----------       ------      -------     --------     ------     --------

   $ 7.00- 8.99         60         2.35        $ 7.87        60       $ 7.87
     9.00-11.99        450         9.22          9.39       212         9.37
    12.00-13.00        177         5.83         12.54       177        12.54

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

The per share weighted average fair value of stock options granted during 2002, 2001 and 2000 was $2.18, $2.22 and $3.13, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Risk-free
         Date of      Expected         Expected      interest     Dividend
          Grant      Volatility(%)    Life(years)     Rate(%)      Yield(%)
          -----      -------------    -----------     -------      --------
2002
         12/06/01          20             7.5          5.46          3.25
2001
         10/25/00          20             7.5          5.681         3.08
         12/17/00          20             7.5          5.307         3.29
          3/27/01          20             7.5          5.009         3.48
          4/05/01          20             7.5          4.971         3.53
          5/08/01          20             7.5          5.242         3.45
2000
          12/2/99          20             7.5          6.25          2.67

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

                            2002            2001          2000
                            ----            ----          ----
Net income:
         As reported       $4,945          $4,245        $6,344
         Pro forma          4,732           4,019         6,043
Income per share-basic:
         As reported       $ 0.76          $ 0.69        $ 1.02
         Pro forma           0.73            0.66          0.97
Income per share-diluted:
         As reported       $ 0.75          $ 0.69        $ 1.01
         Pro forma           0.72            0.65          0.96


(12) INTEREST AND OTHER INCOME
Interest and other income earned during fiscal 2002, 2001 and 2000 were comprised of the following:

                                       2002            2001           2000
                                       ----            ----           ----

Dividends                             $  196          $  128         $  152
Interest                                 157             468            889
Net gain (loss) on investments           (37)             53           (290)
Net gain on sale of assets                 3               -             20
Royalty income                             -             354            224
Miscellaneous                             91             223             74
                                      ------          ------         ------
                                      $  410          $1,226         $1,069
                                      ======          ======         =====
(13) INCOME TAXES
The components of income before the provision for income taxes are as follows:

                                       2002            2001           2000
                                       ----            ----           ----
         Domestic operations         $ 4,922          $ 6,503        $10,231
         Foreign operations            2,456              283              -
                                     -------          -------        -------
                                     $ 7,378          $ 6,786        $10,231
                                     =======          =======        =======

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2002 and 2001 are presented below:

                                                   2002           2001
                                                   ----           ----
Deferred tax assets:
         Accrued environmental remediation
           liabilities not currently
           deductible                             $ 502          $ 517
         Accrued retirement plan                    384            339
         Accrued compensation                       391            573
         Additional costs inventoried for
           tax purposes                             120            211
         Allowance for doubtful accounts
           receivable                               235            129
         Differences in depreciation of
           property and equipment                    73             52
         Differences in amortization of
           intangible assets                         45              -
         Accrued professional services               39              -
         Net operating loss carry forwards        1,870          1,825
                                                 ------         ------
         Total gross deferred tax assets          3,659          3,646
         Valuation allowances                    (1,870)        (1,809)
                                                 ------         ------
            Total net deferred tax assets         1,789          1,837
                                                 ------         ------

Deferred tax liabilities:
         Unrealized gain on investments             139             21
         Goodwill                                    46             27
         Other                                        -             16
                                                 ------         ------
            Total gross deferred tax
              liabilities                           185             64
                                                 ------         ------
Net deferred tax assets                          $1,604         $1,773
                                                 ======         ======

The net change in the total valuation allowance for the year ended June 30, 2002 was an increase of $61. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2002, the Company will need to generate future domestic taxable income of approximately $4,860. Domestic taxable income for fiscal 2002 and 2001 was approximately $ 4,734 and $7,111, respectively.

Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 2002, 2001 and 2000 follows:

                                           2002       2001       2000
                                           ----       ----       ----

Federal statutory tax rate                 34.0%      34.0%      34.0%
State and local taxes, net
   of Federal income tax
   benefit                                  2.6        2.7        3.6
Foreign tax rate differential              (4.9)       0.5          -
Other                                       1.3        0.2        0.4
                                           ----       ----       ----
Effective tax rate                         33.0%      37.4%      38.0%
                                           ====       ====       ====

At June 30, 2002, the Company had net operating loss carry forwards for foreign income tax purposes of approximately $5,400 which are available to offset future foreign taxable income, if any, of which $1,364 will expire from the year 2004 through the year 2007 and others which have no expiration date.

(14) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during fiscal 2002, 2001 and 2000 was as follows:

                                 2002         2001          2000
                                 ----         ----          ----

Interest paid                   $  586       $  248        $   21
Income taxes paid                1,405        3,642         3,920

In connection with the acquisition of Schweizerhall Pharma in March 2001, the Company assumed debt of $8,966, issued $4,626 of notes payable and issued 600 common shares from treasury stock at an average cost of $9.84 each.

In connection with the settlement of arbitration (note 19) in the fourth quarter of fiscal 2001, the Company recorded a reduction to long term liabilities and goodwill for $360.

In connection with the acquisition of Magnum in October 1999, the Company recorded a liability of $500 due to the previous owners.

(15) RETIREMENT PLANS
The Company has retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $895, $864 and $789 in fiscal 2002, 2001 and 2000, respectively.

(16) SEGMENT INFORMATION
The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. The amounts previously reported for the two former segments have been combined and reported as Chemicals and Colorants. Therefore, the Company's five reportable segments, organized by product are as follows:

(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements; (4) Pharmaceutical Intermediates & Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and (5) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on gross profit.

Net sales and long-lived assets by location as of and for the years ended June 30, 2002, 2001 and 2000 were as follows:

                           Net Sales                         Gross Profit              Long-lived Assets
                           ---------                         ------------              -----------------
                  2002       2001       2000          2002      2001      2000         2002         2001
                  ----       ----       ----          ----      ----      ----         ----         ----
United States   $163,886   $161,741   $185,308      $26,798   $26,356    $27,204      $1,731       $1,986
Germany           25,729      6,103          -        4,494     1,005          -         445          318
The Netherlands    5,876      1,576          -        1,194       359          -         130          126
France            12,323      3,685          -        1,612       357          -          91           71
Asia-Pacific      21,515      5,266          -        3,183       540          -          35           38
Intersegment           -       (217)         -            -         -          -           -            -
                --------   --------   --------      -------   -------    -------      ------       ------
Total           $229,329   $178,154   $185,308      $37,281   $28,617    $27,204      $2,432       $2,539
                ========   ========   ========      =======   =======    =======      ======       ======

                                                                                           Institutional
                                                     Pharmaceuticals,   Pharmaceutical     Sanitary
                        Agro-        Chemicals       Biochemicals &     Intermediates &    Supplies     Consolidated
                      chemicals     & Colorants      Nutritionals       Custom Mfg         & Other         Totals

2002
----
Net sales             $13,547          88,790            98,263             23,456           5,273        $229,329
Gross Profit          $ 4,215          12,952            17,912              4,123           2,294        $ 41,496
Unallocated
cost of sales(1)                                                                                             4,215
                                                                                                          --------
Net gross
 profit                                                                                                   $ 37,281
                                                                                                          ========

2001
----
Net sales             $13,133          97,902            47,736             13,401           5,982        $178,154
Gross Profit          $ 4,943          15,529             9,270              2,678           1,562        $ 33,982
Unallocated
cost of sales(1)                                                                                             5,365
                                                                                                          --------
Net gross
 profit                                                                                                   $ 28,617
                                                                                                          ========

2000
----
Net sales             $11,417          99,735            35,448             33,202           5,506        $185,308
Gross Profit          $ 3,930          16,491             6,336              2,657           2,602        $ 32,016
Unallocated
cost of sales(1)                                                                                             4,812
                                                                                                          --------
Net gross
 profit                                                                                                   $ 27,204
                                                                                                          ========

(1) Represents freight and storage costs that are not allocated to a segment.

(17) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2002 and 2001 the Company had future foreign exchange contracts that have a notional amount of $28 and $679, respectively. The contracts have varying maturities extending to January 2003. At June 30, 2002 and 2001 the Company had not hedged open purchase commitments of approximately $1,185 and $271, respectively. For fiscal 2002, 2001 and 2000, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

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

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,544 and $6,493 as of June 30, 2002 and 2001, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was $42. The difference between the fair value of long-term financial instruments and their carrying value at both June 30, 2002 and 2001 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, United Kingdom, The Netherlands and others. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2002, five customers accounted for 18% of net trade accounts receivable. At June 30, 2001, there was no significant net trade accounts receivables concentration. At June 30, 2002 and 2001, the top five customers accounted for 16% and 14%, respectively, of net sales.

No single product accounted for as much as 10% of net sales in fiscal 2002, 2001 or 2000. One of the Company's suppliers accounted for 21% of total purchases in fiscal 2000. No supplier accounted for as much as 10% of total purchases in fiscal 2001 or 2002.

During the fiscal years ended June 30, 2002 and 2001, approximately 25% and 30%, respectively, of the Company's purchases of chemicals came from Europe and approximately 60% and 55%, respectively, from Asia.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximate $8,700 and $3,800, respectively at June 30, 2002.

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

(c) In 2002 a vendor made allegations that the Company breached a purchase contract. The ultimate legal and financial liability of the Company with respect to this claim cannot be estimated with any certainty. However, in the opinion of management, based on its knowledge of the facts and discussions with counsel, the ultimate outcome of this allegation is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of this matter could have a significant impact on the Company's results of operations for that period.

(d) The Company currently leases office facilities in the United States, The Netherlands, Germany, France, China and Singapore. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009. At June 30, 2002, the future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

               Fiscal Year                     Amount
               -----------                     ------

                  2003                        $ 1,374
                  2004                          1,307
                  2005                          1,288
                  2006                          1,202
                  2007                          1,104
                  Thereafter                    4,072
                                              -------
                                              $10,347
                                              =======

Total rental expense amounted to approximately $1,471, $983 and $871 for fiscal 2002, 2001 and 2000, respectively.

(e) In February 2001, the Company entered into a three-year contract with a vendor commencing September 1, 2001 to purchase specified amounts of a certain product to be sold to a customer during the life of the contract. At June 30, 2002, future minimum purchases required to be made under the contract in the aggregate and for each of the five succeeding years are as follows:

               Fiscal Year                     Amount
               -----------                     ------

                  2003                        $ 7,438
                  2004                          5,053
                  2005                            835
                  2006                              -
                  2007                              -
                  Thereafter                        -
                                              -------
                                              $13,326
                                              =======

Total purchases under the contract amounted to approximately $ 3,024 for fiscal 2002. There were no purchases made under the contract during fiscal 2001 and 2000.

(19) SETTLEMENT OF ARBITRATION
During the fourth quarter of fiscal 2001, the Company received a decision from the arbitrators regarding the claims made by the Company and previous owner of CDC. The decision denied all claims made against the Company by the previous owner and reduced the purchase price of CDC by $360. As a result the Company recorded the reduction of the outstanding liability owed to the previous owner by $360 and recorded a reduction to goodwill for the same amount. The liability has been paid in full as of August 2002.

(20) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
(a) In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", SFAS 142, "Goodwill and Other Intangible Assets" and in August 2001 the FASB issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires that the purchase method of accounting be used for all future business combinations and specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. Amortization expense relating to goodwill was $542, $275 and $193 for the years ended June 30, 2002, 2001 and 2000, respectively. SFAS 142 will also require that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS 144. The Company has adopted the provisions of SFAS 141 and SFAS 142 effective July 1, 2002.

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

As of June 30, 2002 the Company had unamortized goodwill in the amount of $9,821 and unamortized identifiable intangible assets in the amount of $702. The Company has evaluated the remaining useful lives of its intangible assets that will continue to be amortized and has determined that no revision to the useful lives will be required. The Company expects to complete its initial impairment review of goodwill by the end of the second quarter fiscal 2003. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate whether any transitional impairment losses associated with the Company's goodwill will be required to be recognized.

(b) In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes an accounting standard requiring the recording of the fair value of liabilities associated with the retirement of long-lived assets in the period in which they are incurred. The Company has adopted the provisions of SFAS 143 effective July 1, 2002. The adoption of SFAS 143 did not have a significant effect on the Company's results of operations or its financial position.

(c) SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". However, SFAS 144 retains the fundamental provisions of SFAS 121 for (a) recognition and measurement of the impairment of long-lived assets to be held and used and (b) measurement of long-lived assets to be disposed of by sale. SFAS 144 supersedes the accounting and reporting provisions of APB Opinion 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. However, SFAS 144 retains the requirement of Opinion 30 to report discontinued operations separately from continuing operations and extends that reporting to a component of an entity that either has been disposed of (by sale, by abandonment, or in distribution to owners) or is classified as held for sale. SFAS 144 also amends ARB No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a temporarily controlled subsidiary. The Company has adopted SFAS 144 effective July 1, 2002. The adoption of SFAS 144 for long-lived assets held for sale did not have a material impact on the consolidated financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of this statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities and therefore, will depend on future actions initiated by management. As a result, the Company cannot determine the potential effects that adoption of SFAS 144 will have on the consolidated financial statements with respect to future disposal decisions, if any.

(d) In April 2002, the FASB issued SFAS No. 145, "Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS No. 13 and Technical Corrections". SFAS 145 updates, clarifies and simplifies existing accounting pronouncements by rescinding Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. Additionally, the Statement requires that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Company has adopted the provisions of SFAS No. 145 as of July 1, 2002. The adoption of SFAS No. 145 did not have any impact on the Company's consolidated financial statements.

(e) In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

                                   Schedule II


                       ACETO CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 2002, 2001 and 2000
                             (dollars in thousands)

                                          Charged
                             Balance at   to costs    Charged                   Balance
                             beginning    and         to other                  at end
       Description            of Year     Expenses    Accounts    Deductions    of Year
       -----------           ---------    --------    --------    -----------   -------

Year ended June 30, 2002:
  Allowance for doubtful
     accounts                  $ 316       $ 566         -          $ 225(a)    $ 657
                                 ===         ===                      ===         ===

Year ended June 30, 2001:
  Allowance for doubtful
         accounts              $ 239       $ 307         -          $ 230(a)    $ 316
                                 ===         ===                      ===         ===

Year ended June 30, 2000:
  Allowance for doubtful
         accounts              $ 219         141         -            121(a)    $ 239
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

        10.13 Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company's report on Form 10-K for the year ended June 30, 2001).

        10.14* Credit Agreement between Aceto Corporation and Subsidiaries and JPMorgan Chase Bank dated May 10, 2002.

        21*     Subsidiaries of the Company.

        23*     Consent of KPMG LLP.

        99.1*   Certification of the Chief Executive Officer

        99.2*   Certification of the Chief Financial Officer

------------------
*Filed herewith