Form 10-Q
period 2002-09-30
ACETO CORP
filed 2002-11-14
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                                    Form 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2002

                          Commission file number 0-4217


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
Yes   X   No
    -----    -----

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes       No   X
    -----    -----

The Registrant has 6,543,418 shares of common stock outstanding as of November 8, 2002.

                       ACETO CORPORATION AND SUBSIDIARIES
           FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - September 30, 2002 and June 30, 2002

            Consolidated Statements of Income - Three Months Ended September 30, 2002 and 2001

            Consolidated Statements of Cash Flows - Three Months Ended September 30, 2002 and 2001

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures

PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                       (Unaudited)
                                                         Sept. 30,      June 30,
                                                           2002           2002
                                                           ----           ----

ASSETS
------

Current assets:
 Cash                                                     $ 14,713      $ 14,255
 Short-term investments                                      1,123         1,320
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept., $580; June, $657)                                40,090        42,417
   Other                                                     4,046         4,266
                                                          --------      --------
                                                            44,136        46,683

 Inventory                                                  38,191        36,271
 Prepaid expenses and other current assets                   1,147         1,191
 Deferred income tax benefit, net                              521           521
 Property held for sale                                        326           483
                                                          --------      --------

     Total current assets                                  100,157       100,724

Long-term notes receivable                                   1,099           691

Property and equipment:
 Machinery and equipment                                     1,064         1,069
 Leasehold improvements                                      1,143         1,143
 Computer equipment & software                               2,084         1,680
 Furniture and fixtures                                        589           593
 Automobiles                                                   291           293
                                                          --------      --------
                                                             5,171         4,778
 Less accumulated depreciation and amortization              2,733         2,346
                                                          --------      --------
                                                             2,438         2,432

Goodwill                                                     9,821         9,821
Deferred income tax benefit, net                             1,083         1,083
Other assets                                                   779           952
                                                          --------      --------

Total assets                                              $115,377      $115,703
                                                          ========      ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                     (Unaudited)
                                                       Sept. 30,      June 30,
                                                         2002           2002
                                                         ----           ----

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Drafts and acceptances payable                       $   1,183      $   4,073
  Short term bank loans                                    6,832          7,336
  Current installments on long-term liabilities              167            272
  Accounts payable                                        15,629         14,326
  Accrued merchandise purchases                            3,607          4,196
  Accrued compensation                                     2,488          2,799
  Accrued environmental remediation                        1,284          1,284
  Accrued income taxes                                     2,053          1,582
  Other accrued expenses                                   6,585          6,545
                                                       ---------      ---------
          Total current liabilities                       39,828         42,413
                                                       ---------      ---------


Shareholders' equity:
  Common stock,$.01 par value per share;
     Authorized 20,000,000 shares;
     Issued: 9,001,290 shares;
     Outstanding: Sept., 6,535,918 shares;
     June, 6,533,969 shares                                   90             90
  Capital in excess of par value                          56,515         56,494
  Retained earnings                                       43,186         40,863
  Treasury stock, at cost:
     Sept., 2,465,372 shares
     June,  2,467,321 shares                             (24,235)       (24,252)
  Accumulated other comprehensive income (loss)               (7)            95
                                                       ---------      ---------

          Total shareholders' equity                      75,549         73,290
                                                       ---------      ---------

Commitments and contingencies                                 --             --

Total liabilities and shareholders'
    equity                                             $ 115,377      $ 115,703
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                              (Unaudited)
                                                           Three Months Ended
                                                               Sept. 30
                                                               --------

                                                          2002           2001
                                                          ----           ----

Net sales                                               $ 68,022       $ 47,641
Cost of sales                                             56,777         40,395
                                                        --------       --------
         Gross profit                                     11,245          7,246

Selling, general and administrative
         expenses                                          7,661          6,321
                                                        --------       --------

         Operating profit                                  3,584            925

Other income (expense):
         Interest expense                                    (78)          (253)
         Interest and other income (expense)                (116)           165
                                                        --------       --------
                                                            (194)           (88)
                                                        --------       --------


Income before income taxes                                 3,390            837

Provision for income taxes                                 1,067            302
                                                        --------       --------

Net income                                              $  2,323       $    535
                                                        ========       ========

Net income per common share:

         Basic                                          $   0.36       $   0.08

         Diluted                                            0.35           0.08

Weighted average shares outstanding:

         Basic                                             6,534          6,508

         Diluted                                           6,570          6,536


See accompanying notes to consolidated financial statements.


                               ACETO CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)

                                                                       (Unaudited)
                                                                   Three Months Ended
                                                                        Sept. 30
                                                                        --------
                                                                  2002             2001
Operating activities:
  Net income                                                   $  2,323         $    535
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Depreciation and amortization                              248              369
         Provision for doubtful accounts                            224              144
         Foreign currency translation adjustment                   (102)             323
         Gain on sale of assets                                    (291)              --
         Changes in assets and liabilities:
         Investments - trading securities                           197               81
         Trade accounts receivable                                2,103            5,938
         Other receivables                                          202             (740)
         Inventory                                               (1,920)           2,070
         Prepaid expenses                                            44              (71)
         Other assets                                                60               10
         Drafts and acceptances payable                          (2,890)             434
         Accounts payable                                         1,303           (3 218)
         Accrued merchandise purchases                             (589)           1,846
         Accrued compensation                                      (311)             150
         Accrued environmental remediation                           --               (8)
         Accrued income taxes                                       471              492
         Other accrued expenses and long
          term liabilities                                          (92)             610
                                                               --------         --------
Net cash provided by operating activities                           980            8,965
                                                               --------         --------

Investing activities:
  Payments received on notes receivable                              22               13
  Proceeds from sale of property held for resale                    200               --
  Payments of closing costs related to sale of property             (27)              --
  Purchases of property and equipment                              (141)            (252)
  Proceeds from settlement of certain acquired
    accounts receivable balances recorded in goodwill                --            1,571
                                                               --------         --------

Net cash provided by investing activities                            54            1,332
                                                               --------         --------

Financing activities:
  Payments of long-term liabilities                                  --             (636)
  Payments of current installments of long-term
    liabilities                                                    (105)              --
  Proceeds from exercise of stock options                            16               44
  Payments for purchases of treasury stock                          (39)             (47)
  Issuance of treasury stock to employees                            56               77
  Payments of short-term bank loans                                (504)          (1,297)
  Payments of notes payable - acquisition                            --           (2,313)
                                                               --------         --------

Net cash used in financing activities                              (576)          (4,172)
                                                               --------         --------

Net increase in cash                                                458            6,125
Cash at beginning of period                                      14,255            7,310
                                                               --------         --------
Cash at end of period                                          $ 14,713         $ 13,435
                                                               ========         ========

See accompanying notes to consolidated financial statements

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

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2002.

NOTE 2:  BUSINESS ACQUISITIONS

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

The notes payable of $4,626 issued at closing bear interest at 3%. Principal and interest are payable monthly. Monthly principal payments are determined by the lesser of the outstanding principal balance or the book value of certain inventory (as defined in the note agreement) sold in the preceding month. These notes were paid in full as of the quarter ended September 30, 2001.

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

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,558. Prior to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) (Note 9) effective July 1, 2002, goodwill was amortized on a straight-line basis over a period of twenty years. Amortization of goodwill related to the Schweizerhall Pharma acquisition amounted to $90 for the quarter ended September 30, 2001. In accordance with SFAS 142, there was no amortization of goodwill for the quarter ended September 30, 2002. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed.

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

In connection with the March 26, 2001 Schweizerhall Pharma acquisition, the Company recorded liabilities for employee severance and for operating lease payments as a result of exit plans formulated as of the acquisition date. The severance accrual relates to involuntary termination of administration and middle management personnel from the acquired operations. During the quarter ended December 31, 2001, the Company refined its estimation of severance to include certain additional administrative and middle management employees. The operating lease payment relates to equipment and facilities leases assumed by the Company. Additional goodwill recorded by the Company amounted to $519 and $44 for employee severance and operating lease payments, respectively, as a result of the Company's exit plans. Amounts accrued represent management's best estimate of the cost to exit the equipment and facilities leases, including lease payments and termination costs, net of recoverable amounts. All exit plan liabilities were paid during fiscal 2002.

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the three months ended September 30, 2002 and 2001 was as follows:

                                     2002             2001
                                     ----             ----

          Interest paid             $   80           $  205
          Income taxes paid            574               70

Non-cash transactions:
During the quarter ended September 30, 2002 the Company entered into a mortgage note in the amount of $412 for the sale of property held for sale.

NOTE 4:  SEGMENT INFORMATION
The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. The amounts previously reported for the two former segments have been combined and reported as Chemicals and Colorants. Therefore, the Company's five reportable segments, organized by product are as follows:

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


                                   Three Months Ended September 30, 2002 and 2001

                                                        Pharmaceuticals,   Pharmaceutical      Institutional          Consolidated
                           Agro-         Chemicals &    Biochemicals &     Intermediates &     Sanitary Supplies &    Totals
                           Chemicals     Colorants      Nutritionals       Custom Mfg.         Other
   2002
   Net sales                 $1,610        22,029           36,449             6,464              1,470                $ 68,022
   Gross profit                 324         3,316            6,766               938                660                  12,004
   Less: unallocated
   cost of sales (1)                                                                                                        759
                                                                                                                        -------
   Net gross profit                                                                                                    $ 11,245
                                                                                                                       ========

   2001
   Net sales                  $1,198       21,489           18,744             4,826              1,384                $ 47,641
   Gross profit                  308        3,213            3,371               783                563                   8,238
   Less: unallocated
   cost of sales (1)                                                                                                        992
                                                                                                                       --------
   Net gross profit                                                                                                    $  7,246
                                                                                                                       ========

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales, gross profit and long-lived assets by location as of and for the three months ended September 30, 2002 and 2001 were as follows:

                               Net Sales                      Gross Profit
                               ---------                      ------------
                           Three Months Ended              Three Months Ended
                                Sept. 30,                       Sept. 30,
                           2002          2001              2002          2001
                           ----          ----              ----         ----

United States            $44,273       $33,246           $ 7,053        $ 5,081
Germany                    7,505         6,602             1,200          1,368
The Netherlands            2,227         1,274               495            307
France                     2,430         2,248               437            139
Asia-Pacific              11,587         4,271             2,060            351
                         -------       -------           -------        -------

Total                    $68,022       $47,641           $11,245        $ 7,246
                         =======       =======           =======        =======


                                          Long-lived Assets, net
                                          ----------------------
                                       Sept. 30,          June 30,
                                         2002               2002
                                         ----               ----

United States                           $1,730             $1,731
Germany                                    459                445
The Netherlands                            121                130
France                                      92                 91
Asia-Pacific                                36                 35
                                        ------             ------

Total                                   $2,438             $2,432
                                        ======             ======

NOTE 5:  INVENTORY

Inventory consists of the following:

                                      Sept. 30,           June 30,
                                        2002                2002
                                      --------            --------

Finished goods                         $37,769            $35,897
Work in process                            168                134
Raw materials                              254                240
                                       -------            -------
         Total                         $38,191            $36,271
                                       =======            =======

NOTE 6:  NET INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                        Three Months Ended
                                             Sept. 30,
                                        2002          2001
                                        ----          ----

Net income available for common
  shareholders                         $2,323        $  535
                                       ======        ======

Weighted average common shares
 (basic)                                6,534         6,508
Effect of dilutive securities:
  Stock options                            36            28
                                       ------        ------
Weighted average common and
  potential common shares
  outstanding (diluted)                 6,570         6,536
                                       ======        ======

Basic income per common share          $ 0.36        $ 0.08
Diluted income per common share          0.35          0.08

For the three months ended September 30, 2002 and 2001, employee stock options of 191 and 247 shares, respectively, were not included in the diluted net income per common share calculation because their effect would have been anti-dilutive.

NOTE 7:  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                  Three Months Ended
                                      Sept. 30,
                                 2002            2001

Comprehensive income:
 Net income                    $ 2,323         $   535
Foreign currency
 translation adjustment           (102)            323
                               -------         -------

         Total                 $ 2,221         $   858
                               =======         =======

NOTE 8:  RECLASSIFICATIONS
Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

NOTE 9:  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144.

The Company has adopted the provisions of SFAS Nos. 141 and 142 as of July 1, 2002. The Company has evaluated its existing goodwill that was acquired in prior purchase business combinations and has determined that no adjustment or reclassification to intangible assets at July 1, 2002 is required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

As of September 30, 2002 and June 30, 2002, the Company had intangible assets subject to amortization of $1,020 and $1,287, respectively, and related accumulated amortization of $432 and $586, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $65 and $45 for the three months ended September 30, 2002 and 2001, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended September 30, 2003 through September 30, 2007 are as follows: 2003: $231; 2004: $177; 2005: $120; 2006: $60; 2007: $0.

As of September 30, 2002 and June 30, 2002, the Company had unamortized goodwill in the amount of $9,821. Accordingly, there was no goodwill acquired or impairment losses of goodwill recognized during the quarter ended September 30, 2002. The Company will be required to test goodwill for impairment in accordance with the provisions of SFAS No. 142 by December 31, 2002. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle as of July 1, 2002. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Goodwill amortization for the three months ended September 30, 2001 was $144. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                          For the three months ended
                                                  September 30,
                                              2002            2001
                                              ----            ----

Net income as reported                     $   2,323        $   535
Add back:  Goodwill amortization,
                  net of tax                      --             92
                                           ---------        -------

Adjusted net income                            2,323        $   627
                                           =========        =======

Net income per common share-Basic
      Net income, as reported              $    0.36        $  0.08
      Goodwill amortization,
                  net of tax                      --           0.02
                                           ---------        -------

Adjusted net income per
         common share - basic              $    0.36        $  0.10
                                           =========        =======

Net income per common share-Diluted
      Net income, as reported              $    0.35        $  0.08
      Goodwill amortization,
                  net of tax                      --           0.02
                                           ---------        -------

Adjusted net income per
      common share - diluted               $    0.35        $  0.10
                                           =========        =======

NOTE 10:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, environmental contingencies, and valuation allowances on deferred tax assets. The Company bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances, which could have a significant impact on the consolidated financial statements.

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

Goodwill and other intangible assets consist of assets arising from acquisitions. The Company will perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances. In assessing the recoverability of the Company's goodwill, the Company must make various assumptions regarding estimated future cash flows and other factors in determining the fair values of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets in future periods. Any such resulting impairment charges could be material to the Company's results of operations.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

                              Net Sales By Segment
                         Three Months Ended September 30

Segment                                  2002                        2001
                                         ----                        ----
                                               % of                        % of
                              $ thousand       total      $ thousand       total
                               ---------       -----      ----------       -----

Agrochemicals                   $   1,610        2.4%     $   1,198         2.5%

Chemicals &
Colorants                          22,029       32.4         21,489        45.1

Pharmaceuticals,
Biochemicals & Nutritionals        36,449       53.6         18,744        39.4

Pharmaceutical
Intermediates & Custom Mfg          6,464        9.5          4,826        10.1

Institutional Sanitary
Supplies & Other                    1,470        2.1          1,384         2.9
                                ---------      -----      ---------      ------

TOTAL NET SALES                 $  68,022      100.0%     $  47,641       100.0%
                                =========      =====      =========      ======


                             Gross Profit By Segment
                         Three Months Ended September 30

Segment                                  2002                        2001
                                         ----                        ----
                                               % of                        % of
                              $ thousand       total      $ thousand       total
                               ---------       -----      ----------       -----

Agrochemicals                   $    324         2.7%     $     308         3.8%

Chemicals &
Colorants                          3,316        27.6          3,213        39.0

Pharmaceuticals,
Biochemicals & Nutritionals        6,766        56.4          3,371        40.9

Pharmaceutical
Intermediates & Custom Mfg           938         7.8            783         9.5

Institutional Sanitary
Supplies & Other                     660         5.5            563         6.8
                                --------       -----      ---------      ------

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS       $ 12,004       100.0%     $   8,238       100.0%
                                                                         =======

Less:
unallocated
cost of sales                        759                        992
                                --------                  ---------


NET GROSS PROFIT                $ 11,245                  $   7,246
                                ========                  =========

SALES AND GROSS PROFIT:
Net sales for the three months ended September 30, 2002 increased $20,381 or 42.8%, to $68,022 compared with $47,641 for the same period last year. The Company reported particularly strong sales and gross profit for the current quarter from its Pharmaceuticals, Biochemicals and Nutritionals segment as explained below. In addition, sales in last year's first quarter were adversely affected by the tragic events of September 11, 2001 due to delayed shipments of products and other economic ramifications which resulted from the events.

The Pharmaceuticals, Biochemicals and Nutritionals segment reported a significant increase in sales and accounted for 86.9% of the overall increase. This segment's sales were $36,449 in the current quarter versus $18,744 last year, an increase of $17,705 or 94.5%. During the current three months, a majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have been developing these products for several years and have received recent approval to market these products. The nutritionals and biochemicals business showed a 15.9% increase in volume this year as the economy has improved and demand has increased for products such as nutritional supplements.

The Chemicals & Colorants segment achieved an increase in sales of $540 or 2.5%, to $22,029 in the current quarter as compared to $21,489 last year. The increase is attributable to an increase in volume with one large customer and some improved pricing in one product group which was somewhat offset by lost sales from a former customer and continuing declines in products related to the pigment and dyestuff industries.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $6,464 for the first quarter versus $4,826 last year, an increase of $1,638 or 33.9%. The increase is mainly attributable to increased sales volume from the introduction of new products.

Agrochemicals sales were $1,610 in the current quarter compared to $1,198 last year, an increase of $412 or 34.4%. A restructuring of the Company's arrangement with a third party, effective October 1, 2001, resulted in additional sales of $739 during the quarter ended September 30, 2002. Excluding this, sales decreased by $327 or 27.3%. The primary cause was a one-time sale of offgrade material to one customer recorded in last year's quarter.

Institutional Sanitary Supplies & Other sales were $1,470 versus $1,384 last year, an increase of $86 or 6.2%. The improved sales were attributable to identifying better sources of supply that have improved our competitive position regarding pricing. During the end of last year's first quarter, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $3,766 or 45.7% to $12,004 from $8,238. The Pharmaceuticals, Biochemicals and Nutritionals segment showed a significant increase in gross profit this year as compared to last year since it accounted for $3,395 or 90.1% of the overall increase.

The gross profit resulting from the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $6,766 or 18.6% this year versus $3,371 or 18.0% in the prior year's quarter. Gross profit improvement was mainly attributable to the sales of several products as described above in the sales comments. These products provided substantial increases in gross profit dollars and at a slightly higher gross margin rate. In addition, nutritionals & biochemicals also saw gross profit increases this year in both dollars and rates as the improved economic climate allowed for increased demand.

The Chemicals & Colorants segment's gross profit of $3,316 increased $103 or 3.2% over last year's $3,213 which is in line with the 2.5% sales increase. Gross profit, as a percentage of sales, was flat at 15.1% this year versus 15.0%. Overall, the gross profit dollars in this segment showed slight improvement as various components showed offsetting increases and decreases with no major factors to be identified.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross profit amounted to $938 or 14.5% this year versus $783 or 16.2% last year. Gross profits realized on some new products yielded higher dollars this year but at a lower margin rate.

The Agrochemicals segment reported an increase in gross profit of $16 or 5.2% to $324 in the quarter ended September 30, 2002 versus $308 last year. Gross profit dollars increased due to product mix and the inclusion in last year's results of a one-time sale of offgrade material at no margin. Gross profit, as a percentage of sales, declined to 20.1% for the current quarter versus 25.7% last year mainly due to the restructuring of the Company's arrangement with a third party referred to above.

Institutional Sanitary Supplies and Other gross profit was $660 or 44.9% this quarter versus $563 or 40.7% last year. The increased gross margins are a result of lower costs received from new sources of raw materials and product mix. Last year's first quarter included a higher proportion of lower margin products as compared to this year's product sales mix.

Unallocated cost of sales declined to $759 from $992, or 23.5%. The results were mainly achieved by more direct shipments to customers and lower amounts of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A")increased $1,340 or 21.2% to $7,661 for the quarter ended September 30, 2002 from $6,321 in last year's first quarter. As a percentage of sales, SG&A decreased to 11.3% in the first three months of fiscal 2003 versus 13.3% for the comparable period in fiscal 2002. SG&A increased primarily due to rising business insurance costs, increased professional fees, a higher provision for bad debts, and overall increases in employee wages and benefit costs. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 11.7% versus 13.3% last year.

OPERATING PROFIT
For the quarter ended September 30, 2002 the operating profit was $3,584 compared to $925, an increase of $2,659 or 287.5%. This increase was primarily due to the contribution to operating profits from the Pharmaceuticals, Biochemicals and Nutritionals segment which was partially offset by higher SG&A expenses.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)
Interest expense for the current quarter was $78 versus $253 in the prior year. The decrease of $175 or 69.2% was entirely attributable to the lower levels of short-term bank loans and acquisition debt arising from the Schweizerhall Pharma acquisition. This year the aggregate of short-term bank loans and acquisition debt were $7,336 at June 30, 2002 and $6,832 at September 30, 2002. During last year's quarter, the total balance of this debt was reduced from $11,177 at June 30, 2001 to $7,567 at September 30, 2002 through debt payments totaling $3,610.

Interest and other income is reflected as an expense of $116 for the quarter ended September 30, 2002 as compared to income of $165 last year. The overall reduction in income of $281 is mainly attributable to a loss on marketable securities of $197 this year compared to a loss of $81 during the same period last year. Last year's first quarter included over $100 of non-recurring other income which was not realized in the current quarter.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 31.5% for the three months ended September 30, 2002 from 36.1% for the same period last year. The decrease in the effective tax rate is a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.


LIQUIDITY AND CAPITAL RESOURCES:
At September 30, 2002, the Company had $14,713 in cash, $1,123 in short-term investments and $6,832 of short-term bank loans. Working capital was $60,329 at September 30, 2002 versus $58,311 at June 30, 2002.

The Company's cash position at September 30, 2002 increased $458 from the June 30, 2002 level. Operating activities provided cash of $980, primarily from net income of $2,323, a reduction in accounts receivable of $2,103 and an increase in accounts payable of $1,303 partially offset by an increase in inventory of $1,920 and a decrease in drafts and acceptances payable of $2,890.

Investing activities provided cash of $54, primarily from $200 of cash proceeds from the sale of property offset by capital expenditures of $141. Financing activities used cash of $576 primarily as a result of payments of current installments of long-term liabilities of $105 and short-term bank loans of $504.

In connection with the acquisition of Schweizerhall Pharma in March 2001, the acquired companies had existing credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $14,227) of which $6,832 was utilized as of September 30, 2002. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At September 30, 2002, the Company utilized $1,242 in letters of credit leaving an unused facility of $13,758. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company was in compliance with all covenants at September 30, 2002.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At September 30, 2002, the Company has no significant obligations for capital expenditures. At September 30, 2002, contractual cash obligations and other commercial commitments are as follows:

                                                     Payments Due and/or
                                                     Amount of Commitment
                                                     Expiration Per Period
                                                     ---------------------

                                            Less Than     1-3           4-5          After
                               Total        1 Year        Years         Years        5 Years
                               -----        ------        -----         -----        -------
Long-term liabilities/
bank loans                     $ 6,999      $ 6,999       $     -       $    -       $    -

Operating leases                10,172        1,412         2,687        2,247        3,826

Commercial letters of credit     1,262        1,262             -            -            -

Standby letters of credit          104          104             -            -            -

Unconditional purchase
obligations                     19,323       11,693         7,630            -            -
                               -------      -------       -------       ------       ------

Total                          $37,860      $21,470       $10,317       $2,247       $3,826
                               =======      =======       =======       ======       ======

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as no planned restructuring charges currently exist.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at September 30, 2002, of which $754 consists of corporate securities and are recorded at fair value, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $75 as of September 30, 2002. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2002, the Company had foreign currency contracts outstanding. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2002 was $97. Intercompany transactions with foreign subsidiaries are typically not hedged. Therefore, the potential loss in fair value for a net currency position resulting from a 10% adverse change in quoted foreign currency exchange rates as of September 30, 2002 is not applicable.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On September 30, 2002, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Chinese Yuan Renminbi and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2002, amounts to $1,457. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by SEC rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing of this quarterly report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                           PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   The exhibits filed as part of this report are listed below.

           a.   Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
                Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


           b. Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)   Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the quarter ended September 30, 2002.