Form 10-Q
period 2002-12-31
ACETO CORP
filed 2003-02-14
CIK 2034

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2002
                                               -----------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from            to           .
                                         ----------    ----------

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
                                                     --------------

Registrant's website address:  www.aceto.com
                               -------------

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X
    ---    ---

The Registrant had 9,880,312 shares (adjusted for 3-for-2 split of the common stock) of common stock outstanding as of January 31, 2003.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets - December 31, 2002 and
            June 30, 2002

            Consolidated Statements of Income - Six Months Ended
            December 31, 2002 and 2001

            Consolidated Statements of Income - Three Months Ended December 31, 2002 and 2001

            Consolidated Statements of Cash Flows - Six Months Ended December 31, 2002 and 2001

            Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Item 4.     Controls and Procedures

PART II. OTHER INFORMATION

Item 4.     Matters Submitted to a Vote of Securities Holders

Item 6.     Exhibits and Reports on Form 8-K

            Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        (Unaudited)
                                                          Dec. 31,      June 30,
                                                            2002          2002
                                                            ----          ----
ASSETS
------

Current assets:
 Cash                                                     $ 14,899      $ 14,255
 Short-term investments                                      1,172         1,320
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Dec., $847; June, $657)                                 43,014        42,417
   Other                                                     1,779         4,266
                                                          --------      --------
                                                            44,793        46,683

 Inventory                                                  42,414        36,271
 Prepaid expenses and other current assets                   1,265         1,191
 Deferred income tax benefit, net                              521           521
 Property held for sale                                        326           483
                                                          --------      --------

     Total current assets                                  105,390       100,724

Long-term notes receivable                                   1,072           691

Property and equipment:
 Machinery and equipment                                     1,103         1,069
 Leasehold improvements                                      1,143         1,143
 Computer equipment & software                               2,252         1,680
 Furniture and fixtures                                        597           593
 Automobiles                                                   302           293
                                                          --------      --------
                                                             5,397         4,778
 Less accumulated depreciation and amortization              2,976         2,346
                                                          --------      --------
                                                             2,421         2,432

Goodwill                                                     7,948         9,821
Deferred income tax benefit, net                             1,083         1,083
Other assets                                                   714           952
                                                          --------      --------

Total assets                                              $118,628      $115,703
                                                          ========      ========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                        (Unaudited)
                                                          Dec. 31,      June 30,
                                                            2002          2002
                                                            ----          ----

Liabilities and Shareholders' Equity
------------------------------------

Current liabilities:
  Drafts and acceptances payable                       $   1,856      $   4,073
  Short-term bank loans                                    6,165          7,336
  Current installments on long-term liabilities               --            272
  Accounts payable                                        14,147         14,326
  Accrued merchandise purchases                            4,339          4,196
  Accrued compensation                                     3,249          2,799
  Accrued environmental remediation                        1,284          1,284
  Accrued income taxes                                     1,974          1,582
  Other accrued expenses                                   9,611          6,545
                                                       ---------      ---------
          Total current liabilities                       42,625         42,413

Shareholders' equity:
  Common stock,$.01 par value;
     Authorized 20,000,000 shares;
     Issued Dec., 12,292,684 shares;
            June,  9,001,290 shares;
     Outstanding:
            Dec., 9,874,612 shares;
            June, 6,533,969 shares                           123             90
  Capital in excess of par value                          56,664         56,494
  Retained earnings                                       42,470         40,863
  Treasury stock, at cost:
    Dec.,  2,418,072 shares
    June,  2,467,321 shares                              (23,769)       (24,252)
  Accumulated other comprehensive income                     515             95
                                                       ---------      ---------

          Total shareholders' equity                      76,003         73,290
                                                       ---------      ---------

Commitments and contingencies

Total liabilities and shareholders' equity             $ 118,628      $ 115,703
                                                       =========      =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                             (Unaudited)
                                                           Six Months Ended
                                                               Dec. 31,
                                                               --------

                                                        2002             2001
                                                        ----             ----

Net sales                                            $ 132,655        $ 103,006
Cost of sales                                          110,404           86,294
                                                     ---------        ---------
   Gross profit                                         22,251           16,712

Selling, general and administrative
   expenses                                             15,316           14,129
                                                     ---------        ---------
   Operating income                                      6,935            2,583

Other income (expense):
   Interest expense                                       (142)            (209)
   Interest and other income (expense)                      (3)             339
                                                     ---------        ---------

                                                          (145)             130
                                                     ---------        ---------
Income before income taxes                               6,790            2,713
Provision for income taxes                               2,139              935
                                                     ---------        ---------
Income before cumulative effect of
   accounting change                                     4,651            1,778

Cumulative effect of accounting change                   1,873               --
                                                     ---------        ---------
Net income                                           $   2,778        $   1,778
                                                     =========        =========

Basic income per common share (a):

   Net income before accounting change               $    0.47        $    0.18
   Cumulative effect of accounting change                 0.19               --
                                                     ---------        ---------
   Net income                                        $    0.28        $    0.18
                                                     =========        =========

Diluted income per common share (a):

   Net income before accounting change               $    0.47        $    0.18
   Cumulative effect of accounting change                 0.19               --
                                                     ---------        ---------
   Net income                                        $    0.28        $    0.18
                                                     =========        =========

Weighted average shares outstanding (a):

   Basic                                                 9,819            9,766
                                                     =========        =========
   Diluted                                               9,904            9,807
                                                     =========        =========

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)



                                                             (Unaudited)
                                                          Three Months Ended
                                                               Dec. 31,
                                                               --------

                                                         2002            2001
                                                         ----            ----

Net sales                                              $ 64,633        $ 55,365
Cost of sales                                            53,627          45,899
                                                       --------        --------
   Gross profit                                          11,006           9,466

Selling, general and administrative
   expenses                                               7,655           7,808
                                                       --------        --------

   Operating income                                       3,351           1,658

Other income (expense):
   Interest expense                                         (64)            (93)
   Interest and other income                                113             311
                                                       --------        --------

                                                             49             218
                                                       --------        --------

Income before income taxes                                3,400           1,876

Provision for income taxes                                1,072             633
                                                       --------        --------

Net income                                             $  2,328        $  1,243
                                                       ========        ========

Income per common share (a):

   Basic                                               $   0.24        $   0.13
                                                       ========        ========

   Diluted                                                 0.23            0.13
                                                       ========        ========

Weighted average shares outstanding (a):

   Basic                                                  9,837           9,770
                                                       ========        ========

   Diluted                                                9,954           9,810
                                                       ========        ========

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                              (Unaudited)
                                                            Six Months Ended
                                                                Dec. 31,

                                                           2002          2001
                                                           ----          ----

Operating activities:
  Net income                                             $  2,778     $  1,778
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of accounting change                 1,873           --
     Depreciation and amortization                            500          712
     Provision for doubtful accounts                          299          207
     Foreign currency translation adjustment                  420           44
     Gain on sale of assets                                  (291)          --
     Income tax benefit on exercise of stock options           65           12
     Changes in assets and liabilities:
          Investments - trading securities                    148           74
       Trade accounts receivable                             (896)        (208)
       Other receivables                                    2,474         (469)
       Inventory                                           (6,143)        (175)
          Prepaid expenses and other current assets           (74)         (31)
          Other assets                                         60          (72)
          Drafts and acceptances payable                   (2,217)       1,448
          Accounts payable                                   (179)      (2,746)
          Accrued merchandise purchases                       143        1,711
       Accrued compensation                                   450           25
       Accrued environmental remediation                       --           (8)
          Accrued income taxes                                392          847
          Other accrued expenses and long
            term liabilities                                1,791        3,991
                                                         --------     --------
Net cash provided by operating activities                   1,593        7,140
                                                         --------     --------

Investing activities:
  Payments received on notes receivable                        44           71
  Proceeds from sale of property held for resale,
    net of closing costs related to sale of property          173           --
  Purchases of property and equipment                        (311)        (297)
  Acquisition of business, net of cash acquired                --         (213)
  Proceeds from settlement of certain acquired
    accounts receivable balances recorded in goodwill          --        1,571
                                                         --------     --------
Net cash (used in) provided by investing activities           (94)       1,132
                                                         --------     --------

Financing activities:
  Payments of short-term bank loans                        (1,171)        (758)
  Payments of current installments on long-term
    liabilities                                              (272)          --
  Payments of long-term liabilities                            --         (636)
  Payments of notes payable - acquisition                      --       (2,313)
  Proceeds from exercise of stock options                     565          238
  Payments for purchases of treasury stock                    (39)         (84)
  Issuance of treasury stock to employees                      62           80
                                                         --------     --------
Net cash used in financing activities                        (855)      (3,473)
                                                         --------     --------

Net increase in cash                                          644        4,799
Cash at beginning of period                                14,255        7,310
                                                         --------     --------
Cash at end of period                                    $ 14,899     $ 12,109
                                                         ========     ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

The consolidated financial statements of Aceto Corporation ("the Company") and its subsidiaries included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

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

NOTE 2:  COMMON STOCK SPLIT

On December 5, 2002, the Board of Directors of the Company declared a 3-for-2 split of the common stock in the form of a 50 percent common stock dividend that was paid January 2, 2003, to shareholders of record on December 18, 2002.

With respect to the Consolidated Balance Sheets, the effect of the split has been recorded as of December 31, 2002. The Balance Sheet at June 30, 2002 has not been restated.

With respect to the Consolidated Statements of Income, the net income per common share amounts for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 3-for-2 common stock split.

NOTE 3:  BUSINESS ACQUISITIONS

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

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,558. Prior to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) (Note 9) effective July 1, 2002, goodwill was amortized on a straight-line basis over a period of twenty years. Amortization of goodwill related to the Schweizerhall Pharma acquisition amounted to $170 for the six months ended December 31, 2001. In accordance with SFAS 142, there was no amortization of goodwill for the six months ended December 31, 2002. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed.

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

NOTE 4:  SEGMENT INFORMATION

The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. The amounts previously reported for the two former segments have been combined and reported as Chemicals and Colorants. Therefore, the Company's five reportable segments, organized by product are as follows:

(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements; (4) Pharmaceutical Intermediates & Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and (5) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on gross profit. Summarized financial information for each of the segments for the six and three months ended December 31, 2002 and 2001 follows:

                                        Six Months Ended December 31, 2002 and 2001

                                                                                           Institutional
                                                        Pharmaceuticals,  Pharmaceutical      Sanitary
                           Agro-          Chemicals &    Biochemicals &   Intermediates &    Supplies &     Consolidated
                         Chemicals         Colorants      Nutritionals      Custom Mfg.        Other           Totals
2002
Net sales                $  5,878           45,141           68,121           10,828            2,687         $132,655
Gross profit                1,662            6,778           12,999            1,629            1,105           24,173
Less: unallocated
cost of sales (1)                                                                                                1,922
                                                                                                              --------
Net gross profit                                                                                              $ 22,251
                                                                                                              ========

2001
Net sales                $  6,381           40,651           43,770            9,739            2,465         $103,006
Gross profit                1,803            6,144            8,292            1,303              983           18,525
Less: unallocated
cost of sales (1)                                                                                                1,813
                                                                                                              --------
Net gross profit                                                                                              $ 16,712
                                                                                                              ========

                                        Three Months Ended December 31, 2002 and 2001
                                                                                           Institutional
                                                        Pharmaceuticals,  Pharmaceutical      Sanitary
                           Agro-          Chemicals &    Biochemicals &   Intermediates &    Supplies &     Consolidated
                         Chemicals         Colorants      Nutritionals      Custom Mfg.        Other           Totals

2002
Net sales                $  4,269           22,822           31,510            4,815            1,217         $ 64,633
Gross profit                1,339            3,461            6,234              690              445           12,169
Less: unallocated
cost of sales (1)                                                                                                1,163
                                                                                                              --------
Net gross profit                                                                                              $ 11,006
                                                                                                              ========

2001
Net sales                $  5,206           19,123           25,049            4,906            1,081         $ 55,365
Gross profit                1,496            2,932            5,111              434              420           10,393
Less: unallocated
cost of sales (1)                                                                                                  927
                                                                                                              --------
Net gross profit                                                                                              $  9,466
                                                                                                              ========

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales, gross profit and long-lived assets by location as of and for the six months ended December 31, 2002 and 2001 were as follows:

                                     Net Sales                  Gross Profit
                                     ---------                  ------------
                                 Six Months Ended             Six Months Ended
                                    December 31,                December 31,
                                2002          2001          2002          2001
                                ----          ----          ----          ----

United States                 $ 87,957      $ 71,634      $ 14,554      $ 11,531
Germany                         14,655        13,368         2,479         2,642
The Netherlands                  4,659         2,895         1,084           560
France                           5,033         6,339           845           660
Asia-Pacific                    20,351         8,770         3,289         1,319
                              --------      --------      --------      --------

Total                         $132,655      $103,006      $ 22,251      $ 16,712
                              ========      ========      ========      ========


                                        Long-lived Assets, net
                                        ----------------------
                                         December 31, June 30,
                                         2002            2002
                                         ----            ----

United States                           $1,643          $1,731
Germany                                    496             445
The Netherlands                            132             130
France                                      74              91
Asia-Pacific                                76              35
                                        ------          ------

Total                                   $2,421          $2,432
                                        ======          ======

NOTE 5:  INVENTORY

Inventory consists of the following:

                                       Dec. 31,        June 30,
                                         2002            2002
                                      ---------       ---------
Finished goods                         $42,029         $35,897
Work in process                            145             134
Raw materials                              240             240
                                       -------         -------
         Total                         $42,414         $36,271
                                       =======         =======


NOTE 6:  INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                        Six Months Ended      Three Months Ended
                                             Dec. 31,              Dec. 31,
                                         2002       2001       2002        2001
                                         ----       ----       ----        ----

Income before cumulative effect
  of a change in accounting
  principle                           $   4,651    $1,778    $   2,328    $1,243
Cumulative effect of accounting
  change                                  1,873        --           --        --
                                      ---------    ------    ---------    ------
Net income available for common
  shareholders                        $   2,778    $1,778    $   2,328    $1,243
                                      =========    ======    =========    ======

Weighted average common shares
 (basic)(a)                               9,819     9,766        9,837     9,770
Effect of dilutive securities:
  Stock options (a)                          85        41          117        40
                                      ---------    ------    ---------    ------
Weighted average common and
  potential common shares
  outstanding (diluted)(a)                9,904     9,807        9,954     9,810
                                      =========    ======    =========    ======

Basic income per common share         $    0.47    $ 0.18    $    0.24    $ 0.13
Cumulative effect of accounting
  change                                   0.19        --           --        --
                                      ---------    ------    ---------    ------
Net income                            $    0.28    $ 0.18    $    0.24    $ 0.13
                                      =========    ======    =========    ======

Diluted income per common share       $    0.47    $ 0.18    $    0.23    $ 0.13
Cumulative effect of accounting
  change                                   0.19        --           --        --
                                      ---------    ------    ---------    ------

Net income                            $    0.28    $ 0.18    $    0.23    $ 0.13
                                      =========    ======    =========    ======

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

Employee stock options of 480 and 673 for the six and three months ended December 31, 2002, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive. Employee stock options of 420 and 469 for the six and three months ended December 31, 2001, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

At the annual meeting of shareholders of the Company held December 5, 2002, the shareholders approved the Aceto Corporation 2002 Stock Option Plan (the "Plan") under which options to purchase up to 750 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall be not less than the fair market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted.

In December 2002, the Company granted 470 options to employees and directors under the Plan at an exercise price of $9.63 which was equal to the fair market value of the common stock on the date of grant. The options granted provide for vesting on the first anniversary of the date of grant and when the common stock price exceeds certain predetermined levels subsequent to the one year anniversary. The options expire no later than ten years from the date of grant. The share, option and per share information above have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

NOTE 7:  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                                     Six Months Ended        Three Months Ended
                                          Dec. 31,                Dec. 31,
                                      2002       2001        2002         2001
                                      ----       ----        ----         ----

Comprehensive income:
 Net income                         $ 2,778     $ 1,778     $ 2,328     $ 1,243

Foreign currency
 translation adjustment                 420          44         522        (279)
                                    -------     -------     -------     -------

         Total                      $ 3,198     $ 1,822     $ 2,850     $   964
                                    =======     =======     =======     =======

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during the six months ended December 31, 2002 and 2001 was as follows:
                                      2002       2001
                                      ----       ----

          Interest paid             $   150     $  516
          Income taxes paid           1,605        357

Non-cash transactions:
During the quarter ended September 30, 2002 the Company entered into a mortgage note in the amount of $412 for the sale of property held for sale.

NOTE 9:  RECLASSIFICATIONS

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

NOTE 10:  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS

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

As of December 31, 2002 and June 30, 2002, the Company had intangible assets subject to amortization of $1,020 and $1,287, respectively, and related accumulated amortization of $497 and $586, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $131 and $89 for the six months ended December 31, 2002 and 2001, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended December 31, 2003 through December 31, 2007 are as follows: 2003: $222; 2004: $151; 2005: $120; 2006: $30; 2007: $0.

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

As required by SFAS 142, the Company performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873 which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the six months ended December 31, 2002. Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The Company's $1,873 impairment charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"). CDC was acquired by the Company during fiscal 1999. Due to an increase in competition from local sanitary supply companies in the markets CDC operates in, recent operating profits and cash flows were lower than expected. Based on that trend, the earnings forecast for the next five years was revised. During the six months ended December 31, 2002, a goodwill impairment charge of $1,873 was recognized in the CDC reporting unit. The fair value of that reporting unit was determined by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The following table displays a roll forward of the carrying amount of goodwill for the six months ended December 31, 2002, by business segment:



                                                    Institutional
              Pharmaceuticals,   Pharmaceutical     Sanitary
              Biochemicals &     Intermediates &    Supplies &      Consolidated
              Nutritionals       Custom Mfg.        Other           Totals
              ------------       -----------        -----           ------
Balance at
6/30/02
                  $5,611             $1,392           $2,818         $9,821

Impairment
losses                 -                  -           (1,873)        (1,873)
                  ------             ------           -------        -------

Balance at
12/31/02          $5,611             $1,392           $  945         $7,948
                  ======             ======           =======        ======

Goodwill amortization for the six and three months ended December 31, 2001 was $279 and $135, respectively. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                          For the six months ended      For quarter ended
                                                 December 31,              December 31,
                                              2002         2001         2002         2001
                                              ----         ----         ----         ----
Income before a cumulative effect
  of a change in accounting
  principle, as reported                    $   4,651    $   1,778    $   2,328    $   1,243
Add back:  Goodwill amortization,
                  net of tax                       --          201           --           99
                                            ---------    ---------    ---------    ---------

Adjusted income before a cumulative
  effect of a change in accounting
  principle                                     4,651    $   1,979        2,328    $   1,342
                                            =========    =========    =========    =========

Basic income per common share:
  Income before a cumulative effect
    of a change in accounting
    principle, as reported                  $    0.47    $    0.18    $    0.24    $    0.13
  Goodwill amortization,
                  net of tax                       --         0.02           --         0.01
                                            ---------    ---------    ---------    ---------
Adjusted income before a cumulative
  effect of a change in accounting
  principle                                 $    0.47    $    0.20    $    0.24    $    0.14
                                            =========    =========    =========    =========

Diluted income per common share:
  Income before a cumulative effect
    of a change in accounting
    principle, as reported                  $    0.47    $    0.18    $    0.23    $    0.13
  Goodwill amortization,
                  net of tax                       --         0.02           --         0.01
                                            ---------    ---------    ---------    ---------
Adjusted income before a cumulative
  effect of a change in accounting
  principle                                 $    0.47    $    0.20    $    0.23    $    0.14
                                            =========    =========    =========    =========

NOTE 11:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board ("FASB") issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as the Company has no current plans to restructure any of its business.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. Accordingly, the Company will adopt the disclosure requirements of SFAS 148 for the quarter ended March 31, 2003.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2001

                              Net Sales By Segment
                          Six Months Ended December 31

Segment                              2002                     2001
                                     ----                     ----
                                               % of                       % of
                                 $ thousand    total       $ thousand     total
                                 ----------    -----       ----------     -----

Agrochemicals                       $5,878       4.4%       $  6,381        6.2%

Chemicals &
Colorants                           45,141      34.0          40,651       39.5

Pharmaceuticals,
Biochemicals &
Nutritionals                        68,121      51.4          43,770       42.5

Pharmaceutical
Intermediates &
Custom Mfg.                         10,828       8.2           9,739        9.4

Institutional
Sanitary
Supplies & Other                     2,687       2.0           2,465        2.4
                                    ------      ----          ------       ----

TOTAL NET SALES                   $132,655    100.0%        $103,006     100.0%
                                  ========    ======        ========     ======

                              Net Sales By Segment
                          Six Months Ended December 31

Segment                              2002                     2001
                                     ----                     ----
                                               % of                       % of
                                 $ thousand    total       $ thousand     total
                                 ----------    -----       ----------     -----

Agrochemicals                       $1,662      6.9%          $1,803        9.7%

Chemicals &
Colorants                            6,778     28.1            6,144       33.2

Pharmaceuticals,
Biochemicals &
Nutritionals                        12,999     53.8            8,292       44.8

Pharmaceutical
Intermediates &
Custom Mfg.                          1,629      6.7            1,303        7.0

Institutional
Sanitary
Supplies & Other                     1,105      4.5              983        5.3
                                     -----      ---              ---        ---

TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS                      $24,173    100.0%         $18,525      100.0%
                                              =====                       =====

Unallocated Cost
of Sales                             1,922                     1,813
                                     -----                     -----

NET GROSS PROFIT
                                   $22,251                   $16,712
                                   =======                   =======

SALES AND GROSS PROFIT:
Net sales for the six months ended December 31, 2002 increased $29,649 or 28.8%, to $132,655 compared with $103,006 for the same period last year. The Company reported particularly strong sales and gross profit for the six months from its Pharmaceuticals, Biochemicals and Nutritionals segment as explained below. In addition, net sales for the six months ended December 31, 2001 were adversely affected by the tragic events of September 11, 2001 due to delayed shipments of products and other economic ramifications which resulted from the events.

The Pharmaceuticals, Biochemicals and Nutritionals segment reported a significant increase in sales and accounted for 82.1% of the overall increase. This segment's sales were $68,121 in the six month period versus $43,770 last year, an increase of $24,351 or 55.6%. A majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have been developing these products for several years and have received recent approval to market these products. The nutritionals and biochemicals business showed a 19.0% increase in volume this year as the economy has improved and demand has increased for products such as nutritional supplements.

The Chemicals & Colorants segment achieved an increase in sales of $4,490 or 11.0%, to $45,141 in the first half as compared to $40,651 last year. The increase is attributable to an increase in volume with one large customer and some improved pricing in one product group which was somewhat offset by lost sales from a former customer and continuing declines in products related to the pigment and dyestuff industries.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $10,828 for the six months versus $9,739 last year, an increase of $1,089 or 11.2%. The increase is mainly attributable to increased sales volume from the introduction of new products.

Agrochemicals sales were $5,878 in the first half compared to $6,381 last year, a decrease of $503 or 7.9%. A restructuring of the Company's arrangement with a third party, effective October 1, 2001, resulted in additional sales of $739 during the quarter ended September 30, 2002. Excluding this, sales decreased by $1,242 or 19.5%. The primary causes were a one-time sale of offgrade material to one customer recorded in last year's first quarter and a decrease in volume for several of the segment's main products in the second quarter.

Institutional Sanitary Supplies & Other sales were $2,687 versus $2,465 last year, an increase of $222 or 9.0%. The improved sales were attributable to identifying better sources of supply that have improved our competitive position regarding pricing. During the end of last year's first quarter and throughout the second quarter, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $5,648 or 30.5% to $24,173 from $18,525. The Pharmaceuticals, Biochemicals and Nutritionals segment showed a significant increase in gross profit for the first six months of this year as compared to last year since it accounted for $4,707 or 83.3% of the overall increase.

The gross profit resulting from the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $12,999 or 19.1% this year versus $8,291 or 18.9% in the prior year's first half. Gross profit improvement was mainly attributable to the sales of several products as described above in the sales comments. These products provided substantial increases in gross profit dollars at a slightly higher gross margin rate. In addition, nutritionals & biochemicals also saw gross profit increases this year in dollars and at similar rates as a result of increased demand.

The Chemicals & Colorants segment's gross profit of $6,778 increased $634 or 10.3% over last year's $6,144. Gross profit, as a percentage of sales, was flat at 15.0% this year versus 15.1%. The current year's gross profit includes the net of a negotiated settlement for lost gross margin regarding non-performance of a sales contract and an estimate of a loss on the related purchase contract in the amount of $450. The increase in gross profit excluding this favorable settlement would have been only $184 or 3.0%. The gross profit rate for this year would have been 14.0% excluding the settlement which is lower than the gross profit rate in the prior year of 15.1%. The decrease in gross margin and the increase in gross profit dollars, is a result of increased sales volume from one large customer at lower gross margins than usual for this segment.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross profit amounted to $1,629 or 15.0% this year versus $1,303 or 13.4% last year. Gross profits realized on some new products yielded higher dollars at higher margin rates this year.

The Agrochemicals segment reported a decrease in gross profit of $141 or 7.8% to $1,662 in the six months ended December 31, 2002 versus $1,803 last year. Gross profit dollars decreased due to a 19.5% decrease in sales as described above and overall product mix. Gross margin was unchanged at 28.3% for both periods.

Institutional Sanitary Supplies and Other gross profit was $1,105 or 41.1% for the six months versus $983 or 39.9% last year. The increased gross margins are a result of a 9.0% increase in sales, lower costs received from new sources of raw materials and product mix. Last year's first half included a higher proportion of lower margin products as compared to this year's product sales mix.

Unallocated cost of sales increased to $1,922 from $1,813, or 6.0%. The higher costs were mainly a result of increased sales and shipments to customers and higher amounts of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A")increased $1,187 or 8.4% to $15,316 for the six months ended December 31, 2002 from $14,129 in last year's first half. As a percentage of sales, SG&A decreased to 11.5% in the first six months of fiscal 2003 versus 13.7% for the comparable period in fiscal 2002. SG&A increased primarily due to rising business insurance costs, increased professional fees, a higher provision for bad debts, and overall increases in employee wages and benefit costs. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 11.8% versus 13.7% last year. SG&A grew at a slower rate (8.4%) than sales (28.8%) over the current year's six months which is a reflection of the decrease as a percentage of sales.

OPERATING INCOME
For the six months ended December 31, 2002 the operating income was $6,935 compared to $2,583, an increase of $4,352 or 168.5%. This increase was primarily due to the overall increase in gross profit of $5,539, with the main contribution of $4,707 coming from the Pharmaceuticals, Biochemicals and Nutritionals segment which was partially offset by higher SG&A expenses.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)
Interest expense for the first half was $142 versus $209 in the prior year. The decrease of $67 or 32.1% was attributable to the lower levels of short-term bank loans and acquisition debt arising from the Schweizerhall Pharma acquisition and lower average interest rates. This year the aggregate of short-term bank loans and acquisition debt were $7,336 at June 30, 2002 and $6,165 at December 31, 2002. During last year's first half, the total balance of this debt was reduced from $11,177 at June 30, 2001 to $8,106 at December 31, 2001 through debt payments totaling $3,071.

Interest and other income is reflected as an expense of $3 for the six months ended December 31, 2002 as compared to income of $339 last year. The overall reduction in income of $342 is partly attributable to a loss on marketable securities of $148 this year compared to a loss of $74 during the same period last year. Also, last year's first half included over $160 of non-recurring other income which was not realized in the current year.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 31.5% for the six months ended
December 31, 2002 from 34.5% for the same period last year. The decrease in the effective tax rate is a reflection of increased earnings in lower tax jurisdictions than in the prior year due to the Schweizerhall Pharma acquisition.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The six month period ended December 31, 2002 includes a one-time charge of $1,873, or $0.19 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC").The one-time charge for CDC was primarily due to recent operating profits and cash flows being lower than expected due to increased competition from local sanitary supply companies in the markets CDC operates.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

                              Net Sales By Segment
                        Three Months Ended December 31

Segment                              2002                     2001
                                     ----                     ----
                                               % of                       % of
                                 $ thousand    total       $ thousand     total
                                 ----------    -----       ----------     -----

Agrochemicals                      $ 4,269      6.6%         $ 5,206       9.4%

Chemicals &
Colorants                           22,822     35.3           19,123      34.5

Pharmaceuticals,
Biochemicals &
Nutritionals                        31,510     48.8           25,049      45.2

Pharmaceutical
Intermediates &
Custom Mfg.                          4,815      7.4            4,906       8.9

Institutional
Sanitary
Supplies & Other
                                     1,217      1.9            1,081       2.0
                                    ------    -----            -----     -----

TOTAL NET SALES                    $64,633    100.0%        $ 55,365     100.0%
                                   =======    ======        ========     ======





                              Net Sales By Segment
                        Three Months Ended December 31

Segment                              2002                     2001
                                     ----                     ----
                                               % of                       % of
                                 $ thousand    total       $ thousand     total
                                 ----------    -----       ----------     -----

Agrochemicals                       $1,339     11.0%          $1,496      14.4%

Chemicals &
Colorants                            3,461     28.4            2,932      28.2

Pharmaceuticals,
Biochemicals &
Nutritionals                         6,234     51.2            5,111      49.2

Pharmaceutical
Intermediates &
Custom Mfg.                            690      5.7              434       4.2

Institutional
Sanitary
Supplies & Other                       445      3.7              420       4.0
                                      ----     ----             ----      ----

TOTAL GROSS
PROFIT BEFORE
FREIGHT AND
STORAGE COSTS                      $12,169    100.0%         $10,393     100.0%
                                              ======                     ======

Unallocated Cost
of Sales                             1,163                       927
                                     -----                      ----

NET GROSS PROFIT                   $11,006                   $ 9,466
                                   =======                   =======


SALES AND GROSS PROFIT:
Net sales for the three months ended December 31, 2002 increased $9,268 or 16.7%, to $64,633 compared with $55,365 for the same period last year. The Company reported particularly strong sales for the current quarter from its Pharmaceuticals, Biochemicals and Nutritionals segment as explained below. In addition, sales in last year's first half were adversely affected by the tragic events of September 11, 2001 due to delayed shipments of products and other economic ramifications which resulted from the events.

The Pharmaceuticals, Biochemicals and Nutritionals segment reported a strong increase in sales and accounted for 69.7% of the overall increase. This segment's sales were $31,510 in the current quarter versus $25,049 last year, an increase of $6,461 or 25.8%. During the current three months, a majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have been developing these products for several years and have received recent approval to market these products. The nutritionals and biochemicals business showed a 22.2% increase in volume this year as the economy has improved and demand has increased for products such as nutritional supplements.

The Chemicals & Colorants segment achieved an increase in sales of $3,699 or 19.3%, to $22,822 in the current quarter as compared to $19,123 last year. The increase is mainly attributable to an increase in volume with one large customer and some improved pricing in one product group which was somewhat offset by lost sales from a former customer and continuing declines in products related to the pigment and dyestuff industries.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $4,815 for the second quarter versus $4,906 last year, a decrease of $91 or 1.9%. The decrease is mainly attributable to a decrease in sales volume pertaining to the timing and extent of the introduction of new products.

Agrochemicals sales were $4,269 in the current quarter compared to $5,206 last year, a decrease of $937 or 18.0%. The primary cause was a reduction in sales volume of certain products.

Institutional Sanitary Supplies & Other sales were $1,217 versus $1,081 last year, an increase of $136 or 12.6%. The improved sales were attributable to identifying better sources of supply that have improved our competitive position regarding pricing. During last year's second quarter, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1,776 or 17.1% to $12,169 from $10,393. The Pharmaceuticals, Biochemicals and Nutritionals segment showed a strong increase in gross profit in this year's second quarter as compared to last year since it accounted for $1,123 or 63.2% of the overall increase.

The gross profit resulting from the Pharmaceuticals, Biochemicals and Nutritionals segment increased $1,123 or 22% which amounted to $6,234 or 19.8% this year versus $5,111 or 20.4% in the prior year's quarter. Gross profit improvement was mainly attributable to the sales of several products as described above in the sales comments. These products provided substantial increases in gross profit dollars at a slightly lower gross margin rate. In addition, nutritionals & biochemicals also saw gross profit increases this year in both dollars and rates as a result of increased demand.

The Chemicals & Colorants segment's gross profit of $3,461 increased $529 or 18.0% over last year's $2,932. Gross margin, as a percentage of sales, was flat at 15.2% this year versus 15.3% last year. The increase in gross profit was mainly attributable to the net of a negotiated settlement for lost gross margin related to the non-performance of a sales contract and an estimate of a loss on the related purchase contract in the amount of $450. Excluding this favorable settlement, gross profit increased only $79 or 2.7% and the gross profit rate would have been 13.7% which is lower than the gross profit in the prior year of 15.3%. The increase in gross profit dollars and the reduction in gross margin from 15.3% last year to the adjusted 13.7% this year is mainly due to the increased volume in the three months ended December 31, 2002 from one large customer at rates lower than usual for this segment.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross profit amounted to $690 or 14.3% this year versus $434 or 8.8% last year. Gross profits realized on some new products yielded higher dollars this year at a higher margin rate.

The Agrochemicals segment reported a decrease in gross profit of $157 or 10.5% to $1,339 in the quarter ended December 31, 2002 versus $1,496 last year. Gross profit dollars decreased due to product mix and the lower sales volume. Gross margin increased to 31.4% for the current quarter versus 28.7% last year mainly due to changes in product mix.

Institutional Sanitary Supplies and Other gross profit increased by 6.0% to $445 or 36.6% this quarter versus $420 or 38.9% last year. This year's second quarter included a higher proportion of lower margin products as compared to last year's product sales mix.

Unallocated cost of sales increased to $1,163 from $927, or 25.5%. The higher costs were mainly attributable to increased sales and shipments to customers and higher levels of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A")decreased $153 or 2.0% to $7,655 for the quarter ended December 31, 2002 from $7,808 in last year's second quarter. As a percentage of sales, SG&A decreased to 11.8% in the second quarter of fiscal 2003 versus 14.1% for the comparable period in fiscal 2002. SG&A decreased primarily due to decreased professional fees and a lower provision for bad debts which was somewhat offset by higher insurance costs and increased selling expenses.

OPERATING INCOME
For the quarter ended December 31, 2002 the operating income was $3,351 compared to $1,658, an increase of $1,693 or 102.1%. This increase was primarily due to an increase in gross profit of $1,540 mainly due to the contribution from the Pharmaceuticals, Biochemicals and Nutritionals segment in addition to lower SG&A expenses.

INTEREST EXPENSE AND OTHER INCOME (EXPENSE)
Interest expense for the current quarter was $64 versus $93 in the prior year. The decrease of $29 or 31.2% was entirely attributable to the lower levels of short-term bank loans and acquisition debt arising from the Schweizerhall Pharma acquisition.

Interest and other income was $113 for the quarter ended December 31, 2002 as compared to $311 last year. The overall reduction in income of $198 is mainly attributable to last year's second quarter including over $200 of non-recurring other income which was not realized in the current quarter.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 31.5% for the three months ended December 31, 2002 from 33.7% for the same period last year. The decrease in the effective tax rate is a reflection of increased earnings in lower tax jurisdictions compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES:
At December 31, 2002, the Company had $14,899 in cash, $1,172 in short-term investments and $6,165 of short-term bank loans. Working capital was $62,765 at December 31, 2002 versus $58,311 at June 30, 2002.

The Company's cash position at December 31, 2002 increased $644 from the June 30, 2002 level. Operating activities provided cash of $1,593, primarily from net income of $2,778, a reduction in other receivables of $2,474 and an increase in other accrued expenses of $1,791 partially offset by an increase in inventory of $6,143 and a decrease in drafts and acceptances payable of $2,217. Included in operating activities was also a one-time charge of $1,873 attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets".

Investing activities used cash of $94, primarily from capital expenditures of $311, partially offset by $173 of net cash proceeds from the sale of property. Financing activities used cash of $855 primarily as a result of payments of current installments of long-term liabilities of $272 and short-term bank loans of $1,171, partially offset by proceeds from the exercise of stock options of $565.

In connection with the acquisition of Schweizerhall Pharma in March 2001, the acquired companies had existing credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros ($15,200) of which $6,165 was utilized as of December 31, 2002. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At December 31, 2002, the Company utilized $1,113 in letters of credit leaving an unused facility of $13,887. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company was in compliance with all covenants at December 31, 2002.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At December 31, 2002, the Company has no significant obligations for capital expenditures. At December 31, 2002, contractual cash obligations and other commercial commitments are as follows:

                                                     Payments Due and/or
                                                     Amount of Commitment
                                                     Expiration Per Period
                                                     ---------------------

                                            Less Than     1-3           4-5          After
                               Total        1 Year        Years         Years        5 Years
                               -----        ------        -----         -----        -------
Long-term liabilities/
bank loans                     $ 6,165      $6,165        $    -        $   -        $   -

Operating leases                 9,821       1,412          2,639         2,190       3,580

Commercial letters of credit     1,113       1,113             -            -            -

Standby letters of credit          111         111             -            -            -

Unconditional purchase
obligations                     19,135       11,505         7,630           -            -
                               -------      -------       -------       ------       ------

Total                          $36,345      $20,306       $10,269       $2,190       $3,580
                               =======      =======       =======       ======       ======

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company is required to adopt the provisions of SFAS 146 as of January 1, 2003. The Company does not believe that the adoption of this statement will have any impact on the Company's consolidated financial statements as the Company has no current plans to restructure any of its business.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123" ("SFAS 148"). This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and amends the disclosure requirements to SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition and annual disclosure provisions of SFAS 148 are effective for interim periods beginning after December 15, 2002. Accordingly, the Company will adopt the disclosure requirements of SFAS 148 for the quarter ended March 31, 2003.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at December 31, 2002, of which $803 consists of corporate securities and are recorded at fair value, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $80 as of December 31, 2002. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2002, the Company had foreign currency contracts outstanding. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2002 was $6. Intercompany transactions with foreign subsidiaries are typically not hedged.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On December 31, 2002, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Chinese Yuan Renminbi and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2002, amounts to $1,664. Actual results may differ.

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

The Company is working closely with its corporate and securities lawyers to ensure that it maintains compliance with the Sarbanes-Oxley Act of 2002, the SEC regulations promulgated pursuant to that Act, and any related NASDAQ Stock Market rules.

                           PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

(1) The Company held an annual meeting of its shareholders on December 5, 2002 (the "Annual Meeting")

(2)  Three matters were voted on at the Annual Meeting, as follows:

     (a) The election of nominees Leonard S. Schwartz, Samuel I. Hendler, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Ira S. Kallem and Hans C. Noetzli, as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

                                    FOR         WITHHELD/ABSTAIN
Leonard S. Schwartz              4,552,903         1,274,781
Samuel I. Hendler                5,314,308           513,376
Robert A. Wiesen                 5,314,524           513,160
Stanley H. Fischer               5,314,224           513,460
Albert L. Eilender               5,326,109           501,575
Ira S. Kallem                    5,317,800           509,884
Hans C. Noetzli                  5,337,091           490,593

Each nominee was elected a Director of the Company.

     (b)  Ratifying the adoption of the Company's 2002 Stock Option Plan.

The votes were cast for this matter as follows:
                                                          BROKER
           FOR          AGAINST        ABSTAIN           NON-VOTES

         3,194,072     1,151,387       154,861           1,327,364

The adoption of the Company's 2002 Stock Option Plan was ratified.

     (c) Ratification of the selection of KPMG LLP as the Company's independent auditors for the current fiscal year.

The votes were cast for this matter as follows:
                                                          BROKER
          FOR           AGAINST        ABSTAIN           NON-VOTES

         5,281,192       385,358       161,134               -

The selection of KPMG LLP as the Company's independent auditors was ratified.




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

          a.   Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          b. Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          The Company filed a Form 8-K on December 5, 2002 in order to disclose its 3-for-2 stock split, 8% increase in its annual cash dividend payable on its common stock, and publicly announced earnings guidance.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ACETO CORPORATION

DATE    February 14, 2003           BY (signed) / by Douglas Roth
     ------------------------------   ----------------------------------------
                                      Douglas Roth, Chief Financial
                                         Officer

DATE    February 14, 2003           BY (signed) / by Leonard S. Schwartz
     ------------------------------   ----------------------------------
                                       Leonard S. Schwartz, Chairman,
                                       President And Chief Executive
                                         Officer