Form 10-Q
period 2003-03-31
ACETO CORP
filed 2003-05-15
CIK 2034

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______.

                          Commission file number 0-4217

                                ACETO CORPORATION
                                -----------------
             (Exact name of registrant as specified in its charter)

               New York                                        11-1720520
               --------                                        ----------
     (State or other jurisdiction                          (I.R.S. Employer
   of incorporation or organization)                     Identification Number)

   One Hollow Lane, Lake Success, NY                             11042
   ---------------------------------                             -----
(Address of principal executive offices)        `             (Zip Code)

Registrant's telephone number, including area code:  (516) 627-6000
                                                     --------------

Registrant's website address:  www.aceto.com
                               -------------

                                 Not Applicable
                                 --------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes  X  No
    ---    ---

The Registrant had 9,924,551 shares of common stock outstanding as of April 30, 2003.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets - March 31, 2003 and
             June 30, 2002

             Consolidated Statements of Income - Nine Months
             Ended March 31, 2003 and 2002

             Consolidated Statements of Income - Three Months
             Ended March 31, 2003 and 2002

             Consolidated Statements of Cash Flows - Nine Months
             Ended March 31, 2003 and 2002

             Notes to Consolidated Financial Statements

             Independent Accountants' Review Report

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

Item 3.      Quantitative and Qualitative Disclosures about
             Market Risk

Item 4.      Controls and Procedures

PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

             Certifications

             Index to Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                    (Unaudited)
                                                      March 31,     June 30,
                                                        2003          2002
                                                        ----          ----
ASSETS
------

Current assets:
 Cash                                               $   16,164     $   14,255
 Short-term investments                                    737          1,320
 Receivables:
   Trade, less allowance for doubtful accounts:
   (March, $940; June, $657)                            44,725         42,417
   Other                                                 1,900          4,266
                                                        ------        -------
                                                        46,625         46,683

 Inventory                                              43,496         36,271
 Prepaid expenses and other current assets               1,075          1,191
 Deferred income tax benefit, net                          521            521
 Property held for sale                                    326            483
                                                        ------         ------

     Total current assets                              108,944        100,724

Long-term notes receivable                               1,044            691

Property and equipment:
 Machinery and equipment                                 1,140          1,069
 Leasehold improvements                                  1,142          1,143
 Computer equipment & software                           2,351          1,680
 Furniture and fixtures                                    609            593
 Automobiles                                               260            293
                                                        ------         ------
                                                         5,502          4,778
 Less accumulated depreciation and amortization          3,181          2,346
                                                        ------         ------
                                                         2,321          2,432

Goodwill                                                 7,948          9,821
Deferred income tax benefit, net                         1,083          1,083
Other assets                                               659            952
                                                        ------         ------

Total assets                                          $121,999       $115,703
                                                       =======        =======

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                               (Unaudited)
                                                March 31,       June 30,
                                                  2003            2002
                                                  ----            ----

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Drafts and acceptances payable                $    1,334     $    4,073
  Short-term bank loans                              5,959          7,336
  Current installments on long-term
    liabilities                                          -            272
  Accounts payable                                  16,346         14,326
  Accrued merchandise purchases                      4,691          4,196
  Accrued compensation                               3,972          2,799
  Accrued environmental remediation                  1,284          1,284
  Accrued income taxes                               1,684          1,582
  Other accrued expenses                             7,842          6,545
                                                   -------         ------
          Total current liabilities                 43,112         42,413



Shareholders' equity:
  Common stock,$.01 par value;
     Authorized 20,000,000 shares;
     Issued:
                  March, 12,292,684 shares;
                  June,   9,001,290 shares;
     Outstanding:
                  March,  9,921,251 shares;
                  June,   6,533,969 shares             123             90
  Capital in excess of par value                    56,541         56,494
  Retained earnings                                 44,881         40,863
  Treasury stock, at cost:
     March, 2,371,433 shares
     June,  2,467,321 shares                       (23,311)       (24,252)
  Accumulated other comprehensive income               653             95
                                                    ------         ------

          Total shareholders' equity                78,887         73,290
                                                    ------         ------

Commitments and contingencies

Total liabilities and shareholders' equity        $121,999       $115,703
                                                   =======        =======

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                            (Unaudited)
                                                         Nine Months Ended
                                                             March 31
                                                             --------
                                                      2003              2002
                                                      ----              ----

Net sales                                           $203,216          $164,600
Cost of sales                                        169,171           138,130
                                                     -------           -------
   Gross profit                                       34,045            26,470

Selling, general and administrative expenses          23,729            21,809
                                                     -------           -------
   Operating income                                   10,316             4,661

Other income (expense):
    Interest expense                                    (222)             (301)
    Interest and other income                            226               351
                                                     -------           -------
                                                           4                50
                                                     -------           -------

Income before income taxes                            10,320             4,711
Provision for income taxes                             3,258             1,410
                                                     -------            ------
Income before cumulative effect of
   accounting change                                   7,062             3,301

Cumulative effect of accounting change                 1,873                 -
                                                     -------           -------
Net income                                          $  5,189          $  3,301
                                                     =======           =======

Basic income per common share (a):

   Net income before accounting change              $   0.72          $   0.34
   Cumulative effect of accounting change               0.19                 -
                                                     -------           -------
   Net income                                       $   0.53          $   0.34
                                                     =======           =======

Diluted income per common share (a):

   Net income before accounting change              $   0.71          $   0.34
   Cumulative effect of accounting change               0.19                 -
                                                     -------           -------
   Net income                                       $   0.52          $   0.34
                                                     =======           =======

Weighted average shares outstanding (a):

         Basic                                         9,856             9,774
         Diluted                                      10,004             9,819

(a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                            (Unaudited)
                                                         Three Months Ended
                                                              March 31
                                                              --------

                                                       2003              2002
                                                       ----              ----

Net sales                                            $ 70,561          $ 61,594
Cost of sales                                          58,767            51,837
                                                       ------            ------
   Gross profit                                        11,794             9,757

Selling, general and administrative
   expenses                                             8,413             7,679
                                                       ------            ------

   Operating income                                     3,381             2,078

Other income (expense):
   Interest expense                                       (80)              (92)
   Interest and other income                              229                12
                                                       ------            ------
                                                          149               (80)
                                                       ------            ------


Income before income taxes                              3,530             1,998

Provision for income taxes                              1,119               475
                                                       ------            ------

Net income                                           $  2,411          $  1,523
                                                       ======            ======

Income per common share (a):

         Basic                                       $   0.24          $   0.16
                                                       ======            ======

         Diluted                                     $   0.24          $   0.15
                                                       ======            ======

Weighted average shares outstanding (a):

         Basic                                          9,894             9,789
         Diluted                                       10,168             9,842


(a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

See accompanying notes to consolidated financial statements.


                              ACETO CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (In thousands)

                                                                        (Unaudited)
                                                                     Nine Months Ended
                                                                          March 31
                                                                          --------
                                                                  2003                 2002
                                                                  ----                 ----
Operating activities:
  Net income                                                    $  5,189             $  3,301
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting change                       1,873                    -
      Depreciation and amortization                                  760                1,187
      Provision for doubtful accounts                                403                  284
      Foreign currency translation adjustment                        558                  (60)
      Gain on sale of assets                                        (291)                   -
      Income tax benefit on exercise of stock options                 46                   10
      Changes in assets and liabilities:
        Investments - trading securities                             214                  (10)
        Trade accounts receivable                                 (2,711)              (4,280)
        Other receivables                                          2,355                 (651)
        Inventory                                                 (7,225)               1,959
        Prepaid expenses and other current assets                    116                  (93)
        Other assets                                                  59                  (45)
        Drafts and acceptances payable                            (2,739)               1,457
        Accounts payable                                           2,020                  410
        Accrued merchandise purchases                                495                1,055
        Accrued compensation                                       1,173                  415
        Accrued environmental remediation                              -                   (8)
        Accrued income taxes                                         102                  856
        Other accrued expenses and long
          term liabilities                                         1,160                4,286
                                                                --------             --------
Net cash provided by operating activities                          3,557               10,073

Investing activities:
  Payments received on notes receivable                               70                   79
  Proceeds from sale of property held for resale,
    net of closing costs related to sale of property                 173                    -
  Purchases of property and equipment                               (415)                (386)
  Proceeds from maturation of held-to-maturity investment            369                    -
  Acquisition of business, net of cash acquired                        -                 (563)
  Proceeds from settlement of certain acquired
    accounts receivable balances recorded in goodwill                  -                1,571
                                                                --------             --------
Net cash provided by investing activities                            197                  701

Financing activities:
  Payments of short-term bank loans                               (1,377)              (1,581)
  Payments of current installments on long-term liabilities         (272)                   -
  Payments of cash dividends                                      (1,138)              (1,042)
  Payments of long-term liabilities                                    -                 (734)
  Payments of notes payable - acquisition                              -               (2,313)
  Proceeds from exercise of stock options                            864                  239
  Payments for purchases of treasury stock                           (39)                 (84)
  Issuance of treasury stock to employees                            117                  129
                                                                --------             --------
Net cash used in financing activities                             (1,845)              (5,386)

Net increase in cash                                               1,909                5,388
Cash at beginning of period                                       14,255                7,310
                                                                --------             --------
Cash at end of period                                           $ 16,164             $ 12,698
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; and environmental matters and other contingencies.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K as of and for the year ended June 30, 2002.

NOTE 2:  COMMON STOCK SPLIT

On December 5, 2002, the Board of Directors of the Company declared a 3-for-2 split of the common stock in the form of a 50 percent common stock dividend that was paid January 2, 2003, to shareholders of record on December 18, 2002.

With respect to the Consolidated Balance Sheets, the effect of the split has been recorded as of March 31, 2003. The Consolidated Balance Sheet at June 30, 2002 has not been restated.

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

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,558. Prior to the adoption of Statement of Financial Accounting Standards
(SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142) (Note 10) effective July 1, 2002, goodwill was amortized on a straight-line basis over a period of twenty years. Amortization of goodwill related to the Schweizerhall Pharma acquisition amounted to $243 for the nine months ended March 31, 2002. In accordance with SFAS 142, there was no amortization of goodwill for the nine months ended March 31, 2003. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed.

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

NOTE 4:  SEGMENT INFORMATION

The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. The amounts previously reported for the two former segments have been combined and reported as Chemicals and Colorants. Therefore, the Company's five reportable segments, organized by product are as follows:

(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in adhesives, coatings, food, fragrance, cosmetics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3) Pharmaceuticals, Biochemicals & Nutritionals products, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements; (4) Pharmaceutical Intermediates & Custom Manufacturing products, used in preparation of pharmaceuticals, primarily by major ethical drug companies and (5) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on net sales and gross profit. Summarized financial information for each of the segments for the nine and three months ended March 31, 2003 and 2002 follows:


                                              Nine Months Ended March 31, 2003 and 2002

                                                  Pharmaceuticals,      Pharmaceutical          Institutional           Consolidated
                   Agro-         Chemicals &      Biochemicals &        Intermediates &         Sanitary Supplies &     Totals
                   Chemicals     Colorants        Nutritionals          Custom Mfg.             Other
2003
Net sales            $9,775         69,739           102,326                 17,425                 3,951                 $203,216
Gross profit          2,691         10,293            19,665                  2,566                 1,664                   36,879
Less: unallocated
cost of sales (1)                                                                                                            2,834
                                                                                                                           -------
Net gross profit                                                                                                          $ 34,045
                                                                                                                           =======

2002
Net sales            $9,922         65,572            70,101                 15,219                 3,786                 $164,600
Gross profit          2,869          9,573            13,305                  1,840                 1,613                   29,200
Less: unallocated
cost of sales (1)                                                                                                            2,730
                                                                                                                           -------
Net gross profit                                                                                                          $ 26,470
                                                                                                                           =======

                                             Three Months Ended March 31, 2003 and 2002

                                                  Pharmaceuticals,      Pharmaceutical          Institutional           Consolidated
                   Agro-         Chemicals &      Biochemicals &        Intermediates &         Sanitary Supplies &     Totals
                   Chemicals     Colorants        Nutritionals          Custom Mfg.             Other

2003
Net sales            $3,901         24,590            34,203                  6,603                 1,264                 $ 70,561
Gross profit          1,029          3,514             6,667                    937                   560                   12,707
Less: unallocated
Cost of sales (1)                                                                                                              913
                                                                                                                           -------
Net gross profit                                                                                                          $ 11,794
                                                                                                                           =======

2002
Net sales            $3,541         24,914            26,333                  5,485                 1,321                 $ 61,594
Gross profit          1,065          3,429             5,014                    538                   629                   10,675
Less: unallocated
cost of sales (1)                                                                                                              918
                                                                                                                           -------
Net gross profit                                                                                                          $  9,757
                                                                                                                           =======

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales, gross profit and long-lived assets by location as of and for the nine months ended March 31, 2003 and 2002 were as follows:

                               Net Sales                    Gross Profit
                               ---------                    ------------
                           Nine Months Ended              Nine Months Ended
                               March 31,                      March 31,
                          2003           2002            2003           2002
                          ----           ----            ----           ----

United States           $136,492       $116,528        $ 22,947       $ 18,184
Germany                   25,048         19,139           4,047          3,511
The Netherlands            6,272          4,571           1,595          1,136
France                     7,684          9,617           1,226          1,053
Asia-Pacific              27,720         14,745           4,230          2,586
                         -------         ------           -----         ------

Total                   $203,216       $164,600        $ 34,045       $ 26,470
                         =======        =======          ======         ======


                                            Long-Lived Assets, Net
                                            ----------------------
                                        March 31,              June 30,
                                          2003                   2002
                                          ----                   ----

United States                            $1,564                 $1,731
Germany                                     488                    445
The Netherlands                             116                    130
France                                       66                     91
Asia-Pacific                                 87                     35
                                          -----                  -----

Total                                    $2,321                 $2,432
                                          =====                  =====

NOTE 5:  INVENTORY

Inventory consists of the following:

                                        March 31,              June 30,
                                          2003                   2002
                                          ----                   ----

Finished goods                          $43,069                $35,897
Work in process                              57                    134
Raw materials                               370                    240
                                         ------                 ------
         Total                          $43,496                $36,271
                                         ======                 ======

NOTE 6:  INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per common share computation for net income follows:

                                           Nine Months Ended       Three Months Ended
                                                March 31,               March 31,
                                           2003          2002       2003        2002
                                           ----          ----       ----        ----
Income before cumulative effect
  of accounting change                  $    7,062     $ 3,301     $ 2,411     $ 1,523
Cumulative effect of accounting
  change                                     1,873           -           -           -
                                        ----------     -------     -------     -------
Net income available for common
  shareholders                          $    5,189     $ 3,301     $ 2,411     $ 1,523
                                        ==========     =======     =======     =======

Weighted average common shares
 (basic)(a)                                  9,856       9,774       9,894       9,789
Effect of dilutive securities:
  Stock options (a)                            148          45         274          53
                                        ----------     -------     -------     -------
Weighted average common and
  potential common shares
  outstanding (diluted)(a)                  10,004       9,819      10,168       9,842
                                        ==========     =======     =======     =======

Basic income per common share(a):
Income before cumulative effect
  of accounting change                  $     0.72     $  0.34     $  0.24     $  0.16
Cumulative effect of accounting
  change                                      0.19           -           -           -
                                        ----------     -------     -------     -------
Net income                              $     0.53     $  0.34     $  0.24     $  0.16
                                        ==========     =======     =======     =======

Diluted income per common share(a):
Income before cumulative effect
  of accounting change                  $     0.71     $  0.34     $  0.24     $  0.15
Cumulative effect of accounting
  change                                      0.19           -           -           -
                                        ----------     -------     -------     -------

Net income                              $     0.52     $  0.34     $  0.24     $  0.15
                                        ==========     =======     =======     =======

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

Employee stock options of 320 and 0 for the nine and three months ended March 31, 2003, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive. Employee stock options of 375 and 286 for the nine and three months ended March 31, 2002, respectively, were not included in the net income per common share calculation because their effect would have been anti-dilutive.

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

In December 2002, the Company granted 470 options to employees and directors under the Plan at an exercise price of $9.63 which was equal to the fair market value of the common stock on the date of grant. 397 of these options vest in full on the fifth anniversary of the date of grant subject, however, to acceleration beginning after one year from the date of grant, if the publicly traded price of the Company's common stock exceeds certain levels for a certain number of trading days. The remaining 73 options vest on the first anniversary of the date of grant. The options expire no later than ten years from the date of grant. The share, option and per share information above have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

NOTE 7:  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

                            Nine Months Ended        Three Months Ended
                                 March 31,                March 31,
                             2003        2002         2003        2002
                             ----        ----         ----        ----
Comprehensive income:
 Net income                 $ 5,189     $ 3,301      $ 2,411     $ 1,523
Foreign currency
 translation adjustment         558         (60)         138        (104)
                            -------     -------      -------     -------

      Total                 $ 5,747     $ 3,241      $ 2,549     $ 1,419
                            =======     =======      =======     =======

NOTE 8:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the nine months ended March 31, 2003 and 2002 was as follows:

                             2003        2002
                             ----        ----

        Interest paid       $  209      $  329
        Income taxes paid    3,029         902

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

As of March 31, 2003 and June 30, 2002, the Company had intangible assets subject to amortization of $1,020 and $1,287, respectively, and related accumulated amortization of $553 and $586, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $186 and $249 for the nine months ended March 31, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended March 31, 2004 through March 31, 2006 are as follows:
2004: $221; 2005: $126; 2006: $120.

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized but instead will be measured for impairment at least annually, or when events indicate that an impairment exists. Intangible assets that are determined to have definite lives will continue to be amortized over their useful lives.

As required by SFAS 142, the Company performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873 which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the nine months ended March 31, 2003. Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The Company's $1,873 impairment charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"). CDC was acquired by the Company during fiscal 1999. Due to an increase in competition from local sanitary supply companies in the markets CDC operates in, recent operating profits and cash flows were lower than expected. Based on that trend, the earnings forecast for the next five years was revised. During the nine months ended March 31, 2003, a goodwill impairment charge of $1,873 was recognized in the CDC reporting unit. The fair value of that reporting unit was determined by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The following table displays a roll forward of the carrying amount of goodwill for the nine months ended March 31, 2003, by business segment:

                                                              Institutional
                       Pharmaceuticals,    Pharmaceutical     Sanitary
                       Biochemicals &      Intermediates &    Supplies &      Consolidated
                       Nutritionals        Custom Mfg.        Other           Totals
                       ------------        -----------        -----           ------
Balance at 6/30/02        $5,611              $1,392             $2,818         $9,821

Impairment losses              -                   -             (1,873)        (1,873)
                           -----               -----              -----          -----

Balance at 3/31/03        $5,611              $1,392             $  945         $7,948
                           =====               =====              =====          =====

Goodwill amortization for the nine and three months ended March 31, 2002 was $407 and $128, respectively. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                           Nine Months Ended           Three Months Ended
                                                March 31,                   March 31,
                                           2003          2002          2003          2002
                                           ----          ----          ----          ----
Income before a cumulative effect
  of a change in accounting
  principle, as reported                $   7,062     $   3,301     $   2,411     $   1,523
Add back:  Goodwill amortization,
                  net of tax                    -           305             -           104
                                        ---------     ---------     ---------     ---------
Adjusted income before a cumulative
  effect of a change in accounting
  principle                             $   7,062     $   3,606     $   2,411     $   1,627
                                        =========     =========     =========     =========

Basic income per common share:
  Income before a cumulative effect
    of a change in accounting
    principle, as reported              $    0.72     $    0.34     $    0.24     $    0.16
  Goodwill amortization,
                  net of tax                    -          0.03             -          0.01
                                        ---------     ---------     ---------     ---------
Adjusted income before a cumulative
  effect of a change in accounting
  principle                             $    0.72     $    0.37     $    0.24     $    0.17
                                        =========     =========     =========     =========

Diluted income per common share:
  Income before a cumulative effect
    of a change in accounting
    principle, as reported              $    0.71     $    0.34     $    0.24     $    0.15
  Goodwill amortization,
                  net of tax                    -          0.03             -          0.01
                                        ---------     ---------     ---------     ---------
Adjusted income before a cumulative
  effect of a change in accounting
  principle                             $    0.71     $    0.37     $    0.24     $    0.16
                                        =========     =========     =========     =========

NOTE 11:  EMPLOYEE STOCK-BASED COMPENSATION
As of March 31, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K for the year ended June 30, 2002. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Accordingly, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                      Nine Months Ended       Three Months Ended
                                          March 31                 March 31
                                       2003     2002           2003       2002
                                       ----     ----           ----       ----

Net income attributable
  to common stock, as reported        $5,189   $3,301         $2,411     $1,523
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects                   (367)    (167)          (122)       (60)
                                       -----    -----          -----      -----

Pro forma net income,
  attributable to common stock        $4,822   $3,134         $2,289     $1,463
                                       =====    =====          =====      =====

Income per common share:
  Basic - as reported                 $ 0.53   $ 0.34         $ 0.24     $ 0.16
  Basic - pro forma                   $ 0.49   $ 0.32         $ 0.23     $ 0.15

  Diluted - as reported               $ 0.52   $ 0.34         $ 0.24     $ 0.15
  Diluted - pro forma                 $ 0.48   $ 0.32         $ 0.23     $ 0.15

NOTE 12:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2002, the Financial Accounting Standards Board ("FASB") issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted the provisions of SFAS 146 as of January 1, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2003, the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2003 and 2002, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10 to the condensed consolidated financial statements, Aceto Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2002.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated August 27, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ KPMG LLP

Melville, New York
May 15, 2003

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

The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer. Such revenues do not involve difficult, subjective, or complex judgments. The Company does not offer product warranties to its customers.

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

Goodwill and other intangible assets consist of assets arising from acquisitions which are being amortized on a straight-line basis. The realizability and period of benefit of goodwill is evaluated periodically to assess recoverability and, if necessary, impairment or adjustment of the period benefited would be recognized. Aceto adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, effective July 1, 2002. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed at least annually for impairment. In assessing the recoverability of the Company's goodwill and other intangible assets, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets not previously recorded.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

                                                Net Sales By Segment
                                             Nine Months Ended March 31

Segment                             2003                      2002
                                    ----                      ----
                                                % of                      % of
                                $ thousand      total      $ thousand     total
                                ----------      -----      ----------     -----

Agrochemicals                   $    9,775        4.8%     $    9,922       6.0%

Chemicals & Colorants               69,739       34.3          65,572      39.8

Pharmaceuticals,
Biochemicals & Nutritionals        102,326       50.4          70,101      42.6

Pharmaceutical
Intermediates & Custom Mfg          17,425        8.6          15,219       9.3

Institutional Sanitary
Supplies & Other                     3,951        1.9           3,786       2.3
                                ----------     ------      ----------     -----

TOTAL NET SALES                 $  203,216      100.0%     $  164,600     100.0%
                                ==========     ======      ==========     =====


                                               Gross Profit By Segment
                                             Nine Months Ended March 31

Segment                             2003                      2002
                                    ----                      ----
                                                % of                      % of
                                $ thousand      total      $ thousand     total
                                ----------      -----      ----------     -----

Agrochemicals                   $    2,691        7.3%     $    2,869       9.8%

Chemicals & Colorants               10,293       27.9           9,573      32.8

Pharmaceuticals,
Biochemicals & Nutritionals         19,665       53.3          13,305      45.6

Pharmaceutical
Intermediates & Custom Mfg           2,566        7.0           1,840       6.3

Institutional Sanitary
Supplies & Other                     1,664        4.5           1,613       5.5
                                ----------     ------      ----------     -----

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS       $   36,879      100.0%     $  29,200      100.0%
                                               ======                     =====

Unallocated Cost of Sales            2,834                     2,730
                                ----------                 ---------


NET GROSS PROFIT                $   34,045                 $  26,470
                                ==========                 =========

SALES AND GROSS PROFIT:
Net sales for the nine months ended March 31, 2003 increased $38,616 or 23.5%, to $203,216 compared with $164,600 for the same period last year. The Company reported particularly strong sales and gross profit for the nine months from its Pharmaceuticals, Biochemicals and Nutritionals segment as explained below. In addition, net sales for the nine months ended March 31, 2002 were negatively impacted due to adverse economic ramifications which resulted from the tragic events of September 11, 2001.

The Pharmaceuticals, Biochemicals and Nutritionals segment reported a significant increase in sales and accounted for 83.4% of the overall increase. This segment has achieved gains in market share and experienced strong demand for certain Advanced Pharmaceutical Ingredients of products launched during the first half of fiscal 2003. This segment's sales were $102,326 in the nine month period versus $70,101 last year, an increase of $32,225 or 46.0%. A majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have been developing these products for several years and have received recent approval to market these products. The nutritionals and biochemicals business showed a 18.8% increase in volume this year due to increased demand for products such as nutritional supplements.

The Chemicals & Colorants segment achieved an increase in sales of $4,167 or 6.4%, to $69,739 in the first nine months as compared to $65,572 last year. The increase is attributable to an increase in volume with one large customer and some improved pricing in color intermediates which was somewhat offset by lost sales from a former customer and continuing declines in sales volume related to the pigment and dyestuff industries.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $17,425 for the nine months versus $15,219 last year, an increase of $2,206 or 14.5%. The increase is mainly attributable to increased sales volume from an expanded distribution agreement with a major supplier which allows for the sale of additional products into new markets.

Agrochemicals sales were $9,775 in the first nine months compared to $9,922 last year, a decrease of $147 or 1.5%. A restructuring of the Company's arrangement with a third party, effective October 1, 2001, resulted in additional sales of $739 during the quarter ended September 30, 2002. Excluding this, sales decreased by $886 or 8.9%. The primary causes were a one-time sale of offgrade material to one customer recorded in last year's first quarter and a decrease in volume for several of the segment's main products.

Institutional Sanitary Supplies & Other sales were $3,951 versus $3,786 last year, an increase of $165 or 4.4%. The improved sales were attributable to identifying better sources of supply that have improved our competitive position regarding pricing. During the end of last year's first quarter and throughout the second quarter, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $7,679 or 26.3% to $36,879 from $29,200. The Pharmaceuticals, Biochemicals and Nutritionals segment made the largest contribution to the overall improvement since it showed a significant increase in gross profit for the first nine months of this year as compared to last year as it accounted for $6,360 or 82.8% of the overall increase.

The gross profit resulting from the Pharmaceuticals, Biochemicals and Nutritionals segment amounted to $19,665 or 19.2% this year versus $13,305 or 19.0% in the prior year's first nine months. Gross profit improvement was mainly attributable to the sales of several generic pharmaceutical products as described above in the sales comments. These products provided substantial increases in gross profit dollars at a slightly higher gross margin rate. In addition, nutritionals & biochemicals also saw gross profit increases this year in dollars as a result of increased demand at similar margin rates.

The Chemicals & Colorants segment's gross profit of $10,293 increased $720 or 7.5% over last year's $9,573. Gross profit, as a percentage of sales, was flat at 14.8% this year versus 14.6%. The current year's gross profit includes the net of a negotiated settlement for lost gross margin regarding non-performance of a sales contract and an estimate of a loss on the related purchase contract in the amount of $450. The increase in gross profit excluding this favorable settlement would have been only $270 or 2.8%. The gross profit rate for this year would have been 14.3% excluding the settlement which is lower than the gross profit rate in the prior year of 14.6%. The decrease in gross margin and the increase in gross profit dollars, is primarily a result of increased sales volume from one large customer at lower gross margins than realized in last year's nine months for this segment.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross profit amounted to $2,566 or 14.7% this year versus $1,840 or 12.1% last year. The increase in gross profits were mainly attributable to the increased volume from an expanded distribution agreement with a major supplier for new products in both existing and new markets. The higher margin rates for the current period as compared to last year's nine months were a result of product mix.

The Agrochemicals segment reported a decrease in gross profit of $178 or 6.2% to $2,691 in the nine months ended March 31, 2003 versus $2,869 last year. The decrease in gross profit dollars resulted from a 1.5% decrease in sales as described above, increased packaging costs and overall product mix. Gross margin was 27.5% this quarter versus 28.9% last year. Product mix and an increase in packaging costs were the main reasons for the decline in gross margins.

Institutional Sanitary Supplies and Other gross profit was $1,664 or 42.1% for the nine months versus $1,613 or 42.6% last year. The increase in gross profit dollars is mainly a result of a 4.4% increase in sales. Higher raw materials costs and overall product mix were reasons for the lower margins this year.

Unallocated cost of sales increased to $2,834 from $2,730, or 3.8%. The higher costs were mainly a result of increased sales and shipments to customers and higher amounts of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A")increased $1,920 or 8.8% to $23,729 for the nine months ended March 31, 2003 from $21,809 in last year's period. As a percentage of sales, SG&A decreased to 11.7% in the first nine months of fiscal 2003 versus 13.2% for the comparable period in fiscal 2002. SG&A increased primarily due to rising business insurance costs, increased selling expenses, overall increases in employee wages, incentive compensation and fringe benefit costs. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 11.8% versus 13.2% last year. SG&A grew at a slower rate (8.8%) than sales (23.5%) over the current year's nine months which resulted in the decrease in SG&A as a percentage of sales.

OPERATING INCOME
For the nine months ended March 31, 2003 the operating income was $10,316 compared to $4,661, an increase of $5,655 or 121.3%. This increase was primarily due to the overall increase in gross profit of $7,575, with the main contribution of $6,360 coming from the Pharmaceuticals, Biochemicals and Nutritionals segment which was partially offset by higher SG&A expenses of $1,920.

INTEREST EXPENSE AND OTHER INCOME
Interest expense for the first nine months was $222 versus $301 in the prior year. The decrease of $79 or 26.2% was attributable to the lower levels of short-term bank loans and acquisition debt arising from the Schweizerhall Pharma acquisition and lower average interest rates. This year the aggregate of short-term bank loans and acquisition debt were $7,336 at June 30, 2002 and $5,959 at March 31, 2003. During last year's nine months, the total balance of this debt was reduced from $11,177 at June 30, 2001 to $7,283 at March 31, 2002 through debt payments totaling $3,894.

Interest and other income decreased to $226 for the nine months ended March 31, 2003 compared to $351 last year. The overall reduction in income of $125 is partly attributable to a loss on marketable securities of $214 this year compared to a gain of $10 during the same period last year. This was offset by an increase in interest income of $130 for this year's nine months due to higher average balances in interest bearing accounts and increased finance charges received from a major customer.

PROVISION FOR INCOME TAXES
The effective tax rate increased to 31.6% for the nine months ended
March 31, 2003 from 29.9% for the same period last year. The increase in the effective tax rate is a reflection of a higher tax rate in both US and foreign tax jurisdictions compared to the prior year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The nine month period ended March 31, 2003 includes a one-time charge of $1,873, or $0.19 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"). The one-time charge for CDC was primarily due to recent operating profits and cash flows being lower than expected due to increased competition from local sanitary supply companies in the markets CDC operates.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

                                               Net Sales By Segment
                                            Three Months Ended March 31

Segment                             2003                      2002
                                    ----                      ----
                                                % of                      % of
                                $ thousand      total      $ thousand     total
                                ----------      -----      ----------     -----


Agrochemicals                   $    3,901        5.5%     $    3,541       5.7%

Chemicals & Colorants               24,590       34.8          24,914      40.4

Pharmaceuticals,
Biochemicals & Nutritionals         34,203       48.5          26,333      42.8

Pharmaceutical
Intermediates & Custom Mfg.          6,603        9.4           5,485       8.9

Institutional Sanitary
Supplies & Other                     1,264        1.8           1,321       2.2
                                ----------      -----      ----------     -----

TOTAL NET SALES                 $   70,561      100.0%     $   61,594     100.0%
                                ==========      ======     ==========     ======


                                              Gross Profit By Segment
                                            Three Months Ended March 31

Segment                             2003                      2002
                                    ----                      ----
                                                % of                      % of
                                $ thousand      total      $ thousand     total
                                ----------      -----      ----------     -----

Agrochemicals                   $    1,029        8.1%     $    1,065      10.0%

Chemicals &
Colorants                            3,514       27.7           3,429      32.1

Pharmaceuticals,Biochemicals
& Nutritionals                       6,667       52.5           5,014      47.0

Pharmaceutical
Intermediates & Custom Mfg.            937        7.4             538       5.0

Institutional Sanitary
Supplies & Other                       560        4.3             629       5.9
                                ----------      -----      ----------     -----

TOTAL GROSS PROFIT BEFORE
FREIGHT AND STORAGE COSTS       $   12,707      100.0%     $   10,675     100.0%
                                                ======                    ======

Unallocated Cost of Sales              913                        918
                                ----------                 ----------

NET GROSS PROFIT                $   11,794                 $    9,757
                                ==========                 ==========

SALES AND GROSS PROFIT:
Net sales for the three months ended March 31, 2003 increased $8,967 or 14.6%, to $70,561 compared with $61,594 for the same period last year. The Company reported particularly strong sales for the current quarter from its Pharmaceuticals, Biochemicals and Nutritionals segment as explained below. This segment experienced strong demand for Active Pharmaceutical Ingredients ("APIs") of products launched earlier in fiscal 2003. The Company did not introduce any new APIs during the quarter ended March 31, 2003, however, there is a launch currently underway to be reported in the fourth quarter. This product launch represents our fourth during the current fiscal year.

The Pharmaceuticals, Biochemicals and Nutritionals segment reported a strong increase in sales and accounted for 87.8% of the overall increase. This segment's sales were $34,203 in the current quarter versus $26,333 last year, an increase of $7,870 or 29.9%. During the current three months, a majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have been developing these products for several years and have received recent approval to market these products. The nutritionals and biochemicals business showed a 18.5% increase in volume this year due to an increase in demand for products such as nutritional supplements.

The Chemicals & Colorants segment showed a decrease in sales of $324 or 1.3%, to $24,590 in the current quarter as compared to $24,914 last year. The decrease is mainly attributable to lost sales from a former customer and continuing declines in products related to the pigment and dyestuff industries, which was somewhat offset by an increase in volume with one large customer and some improved pricing in the color intermediates category.

Pharmaceutical Intermediates & Custom Manufacturing reported sales of $6,603 for the third quarter versus $5,485 last year, an increase of $1,118 or 20.4%. The increase is mainly attributable to an increase in sales volume pertaining to an expanded distribution agreement with one major supplier which has enabled the Company to enter new markets for existing products as well as the introduction of new products for this supplier.

Agrochemicals sales were $3,901 in the current quarter compared to $3,541 last year, an increase of $360 or 10.2%. The primary cause was an increase in the demand for several products and the timing of shipments for certain other products.

Institutional Sanitary Supplies & Other sales were $1,264 versus $1,321 last year, a decrease of $57 or 4.3%. The reduced sales were attributable to a decline in sales volume due to various factors occurring this quarter including the delayed shipment of certain seasonal products due to severe weather in the Northeast region.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $2,032 or 19.0% to $12,707 from $10,675. The Pharmaceuticals, Biochemicals and Nutritionals segment showed a strong increase in gross profit in this year's third quarter as compared to last year since it accounted for $1,653 or 81.3% of the overall increase.

The gross profit resulting from the Pharmaceuticals, Biochemicals and Nutritionals segment increased $1,653 or 33.0% which amounted to $6,667 or 19.5% this year versus $5,014 or 19.0% in the prior year's quarter. Gross profit improvement was mainly attributable to the sales of several products as described above in the sales comments. These products provided substantial increases in gross profit dollars at a slightly lower gross margin rate. In addition, nutritionals & biochemicals also saw a gross profit increase this year in dollars as a result of increased demand at similar margin rates.

The Chemicals & Colorants segment's gross profit of $3,514 increased $85 or 2.5% over last year's $3,429. Gross margin was up somewhat at 14.3% this year versus 13.8% last year. The increase in gross profit was mainly attributable to the increased volume in the three months ended March 31, 2003 from one large customer.

In the Pharmaceutical Intermediates and Custom Manufacturing segment, the gross profit amounted to $937 or 14.2% this year versus $538 or 9.8% last year. Gross profits increased mainly due to the higher sales volume from the expansion of products and markets for distribution from a major supplier as explained above in addition to higher margins as a result of changes in product mix between the two periods.

The Agrochemicals segment reported a decrease in gross profit of $36 or 3.4% to $1,029 in the quarter ended March 31, 2003 versus $1,065 last year. Gross profit dollars decreased due to product mix. Gross margin decreased to 26.4% for the current quarter versus 30.1% last year mainly due to changes in product mix.

Institutional Sanitary Supplies and Other gross profit decreased by 11.0% to $560 or 44.3% this quarter versus $629 or 47.6% last year. Product mix and higher raw materials costs in the current quarter were contributing factors to the decrease in gross profit dollars and margins.

Unallocated cost of sales were flat at $913 this year from $918 in the quarter ended March 31, 2002. A higher proportion of direct shipments to customers this quarter helped to keep these costs at similar levels despite an increase in sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A")increased $734 or 9.6% to $8,413 for the quarter ended March 31, 2003 from $7,679 in last year's third quarter. As a percentage of sales, SG&A decreased to 11.9% in the third quarter of fiscal 2003 versus 12.5% for the comparable period in fiscal 2002. SG&A increased primarily due to increases in employee wages, incentive compensation and related fringe benefits in addition to severance costs related to a restructuring in the France offices.

OPERATING INCOME
For the quarter ended March 31, 2003 the operating income was $3,381 compared to $2,078, an increase of $1,303 or 62.7%. This increase was primarily due to an increase in gross profit of $2,037 mainly due to the contribution from the Pharmaceuticals, Biochemicals and Nutritionals segment offset by higher SG&A expenses of $734.

INTEREST EXPENSE AND OTHER INCOME
Interest expense for the current quarter was $80 versus $92 in the prior year. The decrease of $12 or 13.0% was entirely attributable to the lower levels of short-term bank loans and acquisition debt arising from the Schweizerhall Pharma acquisition and lower interest rates.

Interest and other income was $229 for the quarter ended March 31, 2003 as compared to $12 last year. The overall increase in income of $217 is mainly attributable to this year's third quarter including $145 more of non-recurring other income than in the prior year's third quarter. In addition, this year's quarter had $41 more of finance charges from a major customer than the prior year.

PROVISION FOR INCOME TAXES
The effective tax rate increased to 31.7% for the three months ended
March 31, 2003 from 23.8% for the same period last year. The increase in the effective tax rate is a reflection of a higher tax rate in both US and foreign tax jurisdictions compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES:
At March 31, 2003, the Company had $16,164 in cash, $737 in short-term investments and $5,959 of short-term bank loans. Working capital was $65,832 at March 31, 2003 versus $58,311 at June 30, 2002.

The Company's cash position at March 31, 2003 increased $1,909 from the June 30, 2002 level. Operating activities provided cash of $3,557, primarily from net income of $5,189, a reduction in other receivables of $2,355 and increases in other accrued expenses of $1,160, accounts payable of $2,020 and accrued compensation of $1,173 partially offset by increases in inventory of $7,225 and trade accounts receivable of $2,711 as well as a decrease in drafts and acceptances payable of $2,739. Included in operating activities was also a one-time charge of $1,873 attributable to the cumulative effect of an accounting change related to the impairment of the goodwill associated with CDC.

Investing activities provided cash of $197, primarily from $173 of net cash proceeds from the sale of property and proceeds from an investment held to maturity of $369 which was partially offset by capital expenditures of $415. Financing activities used cash of $1,845 primarily as a result of payments of cash dividends of $1,138, payments of current installments of long-term liabilities of $272 and short-term bank loans of $1,377, partially offset by proceeds from the exercise of stock options of $864.

In connection with the acquisition of Schweizerhall Pharma in March 2001, the acquired companies had existing credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros ($15,660) of which $5,959 was utilized as of March 31, 2003. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At March 31, 2003, the Company utilized $2,077 in letters of credit leaving an unused facility of $12,923. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company was in compliance with all covenants at March 31, 2003.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At March 31, 2003, the Company has no significant obligations for capital expenditures. At March 31, 2003, contractual cash obligations and other commercial commitments are as follows:

                                                    Payments Due and/or
                                                   Amount of Commitment
                                                   Expiration Per Period
                                                   ---------------------

                                            Less Than     1-3          4-5         After
                               Total        1 Year        Years        Years       5 Years
                               -----        ------        -----        -----       -------
Long-term liabilities/
bank loan                      $ 5,959      $5,959        $     -      $    -       $   -

Operating leases                 9,469       1,412          2,591       2,133       3,333

Commercial letters of credit     2,077       2,077              -           -           -

Standby letters of credit          115         115              -           -           -

Unconditional purchase
obligations                     22,182       20,096         2,086           -           -
                               -------      -------       -------      ------      ------

Total                          $39,802      $29,659       $ 4,677      $2,133      $3,333
                               =======      =======       =======      ======      ======

RECENT ACCOUNTING PRONOUNCEMENTS
In July 2002, the Financial Accounting Standards Board ("FASB") issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted the provisions of SFAS 146 as of January 1, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure"("SFAS 148"). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally provided by SFAS No. 123 "Accounting for Stock-Based Compensation". Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the current fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard will have no impact on our consolidated financial position or results of operations. The FASB recently indicated that they will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard they are currently deliberating, which they believe will become effective on January 1, 2004. The Company will continue to monitor their progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at March 31, 2003 of $737 which consists solely of corporate securities and are recorded at fair value have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $74 as of March 31, 2003. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2003, the Company had foreign currency contracts outstanding. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2003 was $64. Intercompany transactions with foreign subsidiaries are typically not hedged.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income. On March 31, 2003, the Company had translation exposure to various foreign currencies with the most significant being the Euro, Chinese Yuan Renminbi and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2003, amounts to $1,809. Actual results may differ.

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

                           PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The exhibits listed on the Exhibit Index filed as part of this Quarterly Report on Form 10-Q are incorporated herein by reference.

          99.1   Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
                 Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          99.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed or furnished during the quarter for which this report on Form 10-Q is filed. On May 8, 2003 the Company furnished a Form 8-K announcing the Company's financial results for the quarter ended March 31, 2003 under "Item 9: Regulation FD Disclosure" (Information furnished pursuant to Item 12, "Disclosure of Results of Operations and Financial Condition"). Financial statements were included in this Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ACETO CORPORATION


DATE    May 14, 2003               BY /s/  Douglas Roth
     --------------------------      -------------------------------------
                                      Douglas Roth, Chief Financial Officer

DATE    May 14, 2003               BY /s/  Leonard S. Schwartz
     --------------------------      ------------------------------------------
                                      Leonard S. Schwartz, Chairman,
                                      President And Chief Executive Officer

                      CHIEF EXECUTIVE OFFICER CERTIFICATION

I, Leonard S. Schwartz, Chairman, President and Chief Executive Officer of Aceto Corporation, certify that:

     1. I have reviewed this Quarterly Report on Form 10-Q of Aceto Corporation (the "Registrant");

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: May 14, 2003

     /s/   Leonard S. Schwartz
     -------------------------
     Chairman, President and Chief Executive Officer
     (Principal Executive Officer)

                      CHIEF FINANCIAL OFFICER CERTIFICATION

I, Douglas Roth, Chief Financial Officer of Aceto Corporation, certify that:


     1. I have reviewed this Quarterly Report on Form 10-Q of Aceto Corporation (the "Registrant");

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Dated: May 14, 2003

     /s/   Douglas Roth
     ------------------
     Chief Financial Officer
     (Principal Financial Officer)

                                Aceto Corporation
                                  Exhibit Index


The following exhibits are filed as part of this Quarterly Report on Form 10-Q:


      Exhibit Index                          Description
      -------------                          -----------

      99.1 Certification letter from Leonard S. Schwartz, Chairman, President and Chief Executive Officer

      99.2              Certification letter from Douglas Roth, Chief Financial
                        Officer