Form 10-K
period 2003-06-30
ACETO CORP
filed 2003-09-26
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended  JUNE 30, 2003
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

Registrant's website address:      www.aceto.com
                                   -------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as define in Rule 12b-2 of the Exchange Act).
Yes  X      No
   -----      -----

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of September 19, 2003 was approximately $156,200,708.

The Registrant has 10,337,050 shares of common stock outstanding as of September 19, 2003.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on December 4, 2003.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003

                                TABLE OF CONTENTS


PART I.

Item 1.    Business
Item 2.    Properties
Item 3.    Legal Proceedings
Item 4.    Submission of Matters to a Vote of Security Holders

PART II.

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
Item 6.    Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
Item 8.    Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.   Controls and Procedures

PART III.

Item 10.   Directors and Executive Officers of the Registrant
Item 11.   Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13.   Certain Relationships and Related Transactions
Item 14.   Principal Accountant Fees and Services

PART IV.

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I


     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS ANNUAL REPORT ON FORM 10-K AND THE INFORMATION INCORPORATED BY REFERENCE MAY INCLUDE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO: UNFORESEEN ENVIRONMENTAL LIABILITIES AND THE UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD. THESE AND OTHER RISKS ARE DETAILED IN PART I, ITEM 1 "RISK FACTORS" AND ELSEWHERE IN THIS FORM 10-K. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

        (Dollar and share amounts in thousands, except per share amounts)

ITEM 1.  BUSINESS

GENERAL

Aceto Corporation (together with its consolidated subsidiaries, the "Company" or "Registrant") was incorporated in 1947 in the State of New York. The Company is engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. The Company sells approximately 1,000 chemicals used in these and other related industries.

REPORTABLE SEGMENTS

The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product and as defined by accounting principles generally accepted in the United States of America. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants were combined into a segment called Chemicals and Colorants. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing were combined into a segment called Health Sciences. The amounts previously reported for the former segments have been combined accordingly. Therefore, the Company's four reportable segments, organized by product are as follows:

(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flava, fragrance, cosmetics, metal finishing, electronics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3) Health Sciences, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, as well as products used in preparation of pharmaceuticals, primarily by major innovative drug companies and (4) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on gross profit.

Information concerning revenue and gross profit attributable to each of the Company's business segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Part IV, Item 16, Note 16 of "Notes to Consolidated Financial Statements," of this Form 10-K, which information is incorporated by reference into this Part I,
Item 1.

PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2003 and 2002, approximately 59% and 60%, respectively, of the Company's purchases of chemicals came from Asia and approximately 29% and 25%, respectively, from Europe.

A majority of the Company's customers are located in the United States, though sales are made worldwide. The customers include a wide range of companies in the industrial chemical and pharmaceutical industries, and range from small trading companies to Fortune 500 corporations. During fiscal 2003 and 2002, 59% and 64% of sales, respectively, were in the United States. Sales made to customers outside the United States totaled $110,298. Approximately 67% of these international sales were to customers in Germany, France, Australia, The Netherlands, the United Kingdom, Malaysia and Canada.

The chemical industry is highly competitive. The Company competes by offering high quality products produced around the world by both large and small manufacturers at attractive prices. The Company has the ability, based on its long relationship with many suppliers as well as its sourcing offices in China and India, to offer products manufactured at a facility that is appropriate for that product. For the most part, the Company stores its inventory of chemicals in public warehouses strategically located throughout the United States, Europe and Asia, and can therefore fill orders rapidly from inventory. The Company has developed ready access to key purchasing, research and technical executives of both its customers and suppliers and has the ability to obtain quick decisions, when necessary, because of such access. The Company does not consider itself to be a significant factor in the chemical and pharmaceutical industries taken as a whole.

Total long-lived assets (excluding goodwill and intangible assets) in the United States were $1,457 and $1,731 as of June 30, 2003 and 2002, respectively. Total long-lived assets outside the United States were $818 and $701 at June 30, 2003 and 2002, respectively.

No single product accounted for as much as 10% of net sales in fiscal 2003, 2002 or 2001. No single customer accounted for as much as 10% of net sales in fiscal 2003, 2002 or 2001. One supplier accounted for 10% of purchases in fiscal 2003. No supplier accounted for as much as 10% of purchases in fiscal 2002 or 2001.

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

Compliance with Federal, State and local regulations which have been enacted or adopted regarding the discharge of materials into the environment has not had a material effect on the capital expenditures and competitive position of the Company. During fiscal 1993, the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500 was recorded in fiscal 1993. During fiscal 1997, after additional testing was completed, the Company received a revised estimate from the consultant and an additional liability of $800 was recorded. At June 30, 2002, the remaining liability was $1,284.

During fiscal 2003, based on continued monitoring of the contamination on the site and the current proposed plan of remediation, the Company received a revised estimate from the consultant, which estimated that the remaining costs of the remediation could be an amount between $1,550 and $3,200. During fiscal 2003, the Company recorded an additional liability in the amount of $266 resulting in a liability as of June 30, 2003 in the amount of $1,550. However, these matters, if resolved in a manner different from those assumed in current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

THE SCHWEIZERHALL PHARMA ACQUISITION

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

The products sold by Schweizerhall Pharma are classified in the Company's Health Sciences segment; therefore there is no change in the types of products sold or the methods of distribution.

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

At June 30, 2003, the Company employed approximately 240 persons, none of whom were covered by a collective bargaining agreement.

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

Military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal year 2003, approximately 41% of our revenues were attributable to operations conducted abroad and to export sales. In addition, in fiscal 2003, approximately 29% and 59% of the Company's purchases came from Europe and Asia, respectively. In addition, in certain countries where we currently operate, export, intend to operate or intend to expand our operations, we could be subject to other political, military and economic uncertainties including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

WE MAY FACE UNINSURED LIABILITIES INHERENT IN THE CHEMICAL INDUSTRY.

It is possible that liabilities for pollution and other damages arising from a major occurrence could exceed our insurance coverage or policy limits or that such insurance may not be available at reasonable rates in the future. Any such liabilities, which could arise due to injury and loss of life, severe damage to and destruction of property and equipment, pollution and other environmental damage could have a material adverse effect on us. The risks inherent in the chemical industry include explosions, fires, chemical spills or releases, pollution and other environmental risks. While we have considered and evaluated these risks, we believe that they currently do not have a significant impact on our operations.

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

THE RECENT OUTBREAK OF SEVERE ACUTE RESPIRATORY SYNDROME (SARS) MAY ADVERSELY AFFECT OUR BUSINESS AND FINANCIAL CONDITION

Although the recent SARS epidemic has seemingly been contained, a new sudden outbreak of SARS, particularly in China, as well as concerns over its spread in Asia and elsewhere, could adversely affect our business and financial condition given the importance of our sales and production facilities in Asia. Specifically, if a new sudden SARS outbreak resulted in quarantines or closures of our suppliers' facilities in Asia, it would make it more difficult for us to conduct our business operations in Asia. On the other hand, we view the risk of any such quarantines or closures to be unlikely given that no such quarantines or closures occurred in the recent SARS epidemic, our suppliers are located in areas in China that are outside the metropolitan areas where SARS cases had been most prevalent, and the use of protective masks, headgears, disinfectants and cleaning solvents in the facilities substantially reduces the risk of such quarantines or closures.

AVAILABLE INFORMATION
---------------------

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including Aceto) file electronically with the SEC. The SEC's website is WWW.SEC.GOV.

Our website is WWW.ACETO.COM. We make available free of charge through our Internet site, via a link to the SEC's website at WWW.SEC.GOV, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this report.

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

The Company's former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, owned by the Company. This parcel contains one building with approximately 5,000 square feet of office space. The property consisting of land and land improvements, is classified as held for sale on the Consolidated Balance Sheets.

The Company also has leases for office space in Waldshut, Germany; Hamburg, Germany; Wormerveer, The Netherlands; Paris, France; Lyon, France; Singapore; Shanghai, China and Mumbai, India. The offices are used for sales and administrative purposes.

The Company believes that its properties are generally well maintained, in good condition and adequate for its present needs.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in a number of pending or threatened legal proceedings incidental to the business. We do not believe that any of the pending or threatened legal proceedings will have a material adverse effect on the financial position or operating results of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a formal vote of the shareholders during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

The Company's common stock is traded on the Nasdaq National Market using the symbol "ACET." The following table sets forth the 2003 and 2002 high and low sales prices of the Company's common stock as reported on the Nasdaq National Market for the periods indicated, adjusted for a 3-for-2 split of the common stock in the form of a 50% stock dividend paid in January 2003.

FISCAL 2003               HIGH          LOW
First Quarter           $ 7.82       $ 5.33
Second Quarter           11.99         5.61
Third Quarter            14.63         8.96
Fourth Quarter           22.98        12.53

FISCAL 2002               HIGH          LOW
First Quarter           $ 6.58       $ 5.16
Second Quarter            6.89         5.91
Third Quarter             7.75         6.17
Fourth Quarter            7.70         6.60

Cash dividends of $0.115 per common share were paid in January 2003 and June 2003. Cash dividends of $0.1067 per common share were paid in January and June 2002, adjusted for the 50% stock dividend paid in January 2003.

As of September 19, 2003, there were approximately 563 holders of record of the Company's common stock.

Shares held by the nominee of the Depository Trust Company, the country's principal central depository, were approximately 8,442 shares and counted as owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners represented on our records as owned by various banks and stockbrokers.

The following table sets forth certain information with respect to our equity compensation plans at June 30, 2003 (shares in thousands):


---------------------------------------------------------------------------------------------
                                  Number of
                              securities to be     Weighted-average      Number of securities
       Plan Category             issued upon       exercise price of     remaining available
                                 exercise of      outstanding options    for future issuance
                                 outstanding                                 under equity
                                   options                                compensation plans
--------------------------- ------------------- ---------------------- -----------------------
Equity compensation
plans approved by
security holders                     963                 $7.96                  1,016
--------------------------- ------------------- ---------------------- -----------------------
Equity compensation
plans not approved by
security holders                      -                    -                      -
--------------------------- ------------------- ---------------------- -----------------------
Total                                963                 $7.96                  1,016
--------------------------- ------------------- ---------------------- -----------------------


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                 (In thousands, except per share amounts)

Years Ended June 30                      2003         2002          2001            2000        1999
-------------------                      ----         ----          ----            ----        ----

Net sales                            $271,276     $229,329      $178,154 (1)    $185,308    $169,725

Income before
cumulative effect of
accounting change                       9,468        4,945         4,245           6,344       6,091

Net income                              7,595        4,945         4,245           6,344       6,091

Income before
cumulative effect of
accounting change per
share - diluted (2)                  $   0.94     $   0.50      $   0.46        $   0.67    $   0.60

Net income per
 common share -
 diluted (2)                         $   0.75     $   0.50      $   0.46        $   0.67    $   0.60

Total assets                          123,519      115,703       105,173          88,081      86,159

Working capital                        71,628       58,311        55,259          50,270      49,459

Long-term
 liabilities                                -            -           671             908         925

Redeemable preferred
 Stock                                      -            -             -               -         750

Shareholders' equity                   84,569       73,290        69,203          63,604      63,982

Number of common
 shares outstanding
 at year end (2)                       10,286        9,825         9,756           9,052       9,624

Book value per
 common share (2)                    $   8.22     $   7.46      $   7.09        $   7.03    $   6.65

Cash dividends per
 common share (2)                    $   0.23     $   0.21      $   0.21        $   0.20    $   0.17

(1) Includes the acquisition of the Schweizerhall Pharma distribution business on March 26, 2001 as more fully described in Item 1.

(2)  Adjusted for stock splits as appropriate.

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

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective July 1, 2002. As required by SFAS 142, the Company upon adoption performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. Also required by SFAS 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, the Company utilizes the assistance of a third-party valuation firm, as necessary, to help evaluate recorded goodwill. If the estimates or their related assumptions used by the Company change in the future, the Company may be required to record impairment charges for these assets.

The Company establishes reserves for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than has been accrued, or the Company's share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in income in the period such determination was made.

The Company has accounted for, and currently accounts for, income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2003, the Company has current net deferred tax assets of $301 and non-current net deferred tax assets of $1,107. These net deferred tax assets have been recorded based on the Company having sufficient future earnings in order to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. Included in net deferred tax assets is a valuation allowance of approximately $5,537, which relates to foreign tax loss carryforwards not utilized to date. Management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on the Company's assessments, no additional valuation allowance is required. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, the Company provides reserves for Federal, state and international tax exposures relating to audits, planning initiatives, and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.


RESULTS OF OPERATIONS:

                                                    Net Sales By Segment
                                                 Fiscal Year Ended June 30,
                                                   (Dollars in thousands)

Segment                                 2003                      2002                     2001
                                        ----                      ----                     ----

                                               % of                      % of                       % of
                                 Sales         total      Sales          total      Sales          total
                                 -----         -----      -----          -----      -----          -----
Agrochemicals                  $ 14,356         5.3%     $ 13,540         5.9%     $ 13,133         7.4%

Chemicals and Colorants          91,579        33.8        90,494        39.5        97,902        55.0

Health Sciences                 159,858        58.9       120,021        52.3        61,137        34.3

Institutional Sanitary
Supplies & Other                  5,483         2.0         5,274         2.3         5,982         3.3
                               --------       -----      --------       -----      --------       -----

TOTAL NET SALES                $271,276       100.0%     $229,329       100.0%     $178,154       100.0%
                               ========       =====      ========       =====      ========       =====


                                                   Gross Profit By Segment
                                                  Fiscal Year Ended June 30,
                                                    (Dollars in thousands)

Segment                                2003                       2002                     2001
                                       ----                       ----                     ----

                                Gross        % of         Gross         % of       Gross          % of
                                Profit       total        Profit        total      Profit         total
                                ------       -----        ------        -----      ------         -----
Agrochemicals                  $ 4,123         8.5%      $ 4,215         10.5%     $ 4,943         14.5%

Chemicals and Colorants         12,673        26.0        13,502         33.5       15,529         45.7

Health Sciences                 29,569        60.6        20,240         50.3       11,948         35.2

Institutional Sanitary
Supplies & Other                 2,418         4.9         2,294          5.7        1,562          4.6
                               -------       -----       -------        -----      -------        -----

TOTAL GROSS PROFIT
BY  SEGMENT                    $48,783       100.0%      $40,251        100.0%     $33,982        100.0%

UNALLOCATED COST
OF SALES (1)                     3,487                     2,970                     5,365
                               -------                   -------                   -------

NET GROSS PROFIT               $45,296                   $37,281                   $28,617
                               =======                   =======                   =======

(1)Represents freight and storage costs that are not allocated to a segment.


FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

SALES AND GROSS PROFIT

Net sales increased $41,947 or 18.3%, to $271,276 for the fiscal year ended June 30, 2003 compared with $229,329 for the prior year. The Company reported particularly strong sales and gross profit for the year ended June 30, 2003 from its Health Sciences segment as explained below. Net sales for the other three segments combined were up $2,110 or 1.9% in fiscal 2003.

The Health Sciences segment reported a significant increase in sales and accounted for 95.0% of the overall increase. This segment has achieved gains in market share and experienced strong demand for certain Active Pharmaceutical Ingredients of products launched during the fourth quarter of fiscal 2002 and the four quarters of fiscal 2003. This segment's sales were $159,858 for the year ended June 30, 2003 versus $120,021 last year, an increase of $39,837 or 33.2%. A majority of the increase resulted from the initial and follow up shipments of several generic pharmaceutical products which are sold to companies who have received recent approval to market these products. In addition, the increase was attributable to increased sales volume from an expanded distribution agreement with a major supplier which allows for the sale of additional products into new markets. The nutritionals business showed a 10.6% increase in volume this year due to increased demand for products such as nutritional supplements.

The Chemicals & Colorants segment achieved an increase of $1,085 or 1.2%, to $91,579 in 2003 compared to $90,494 last year. The increase is attributable to an increase in volume with one large customer and some improved pricing in color intermediates which was somewhat offset by lost sales from two former customers and continuing declines in sales volume related to the pigment and dyestuff industries.

Agrochemicals sales were $14,356 for 2003 compared to $13,540 last year, an increase of $816 or 6.0%. A restructuring of the Company's arrangement with a third party, effective October 1, 2001, resulted in additional sales of $739 during the quarter ended September 30, 2002. Excluding this, sales increased by $77 or 0.5%. Sales were flat due to a one-time sale of offgrade material to one customer recorded in 2002 offset by an overall increase in volume in fiscal 2003 for the segment's main products.

Institutional Sanitary Supplies & Other sales were $5,483 for 2003 compared to $5,274 last year, an increase of $209 or 4.0%. The improved sales were attributable to price increases and identifying better sources of supply that have improved our competitive position regarding pricing. During 2002, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 21.2%, to $48,783 from $40,251. The Health Sciences segment made the largest contribution to the overall improvement as it accounted for $9,329 or 109.3% of the overall increase.

The gross profit resulting from the Health Sciences segment amounted to $29,569, or 18.5% in fiscal 2003 versus $20,240 or 16.9% in the prior year. Gross profit improvement was mainly attributable to the sales of several generic pharmaceutical products as described above in the sales comments. These products provided substantial increases in gross profit dollars at a slightly higher gross margin rate. Gross profit improvement was also attributable to the increased volume from an expanded distribution agreement with a major supplier for new products in both existing and new markets. In addition, nutritionals also achieved a gross profit increase this year in dollars as a result of increased demand at similar margin rates.

The Chemicals & Colorants segment's gross profit of $12,673 decreased $829 or 6.1% over last year's $13,502. Gross profit, as a percentage of sales, declined to 13.8% this year versus 14.9%. The current year's gross profit includes the net benefit of a negotiated settlement for lost gross profit regarding non-performance of a sales contract and an estimate of a loss on the related purchase contract in the amount of $450. The decrease in gross profit excluding this favorable settlement would have been $1,279 or 9.5%. The gross profit rate for this year would have been 13.5% excluding the settlement which is lower than the gross profit rate in the prior year of 14.9%. The decrease in gross profit rate is primarily a result of increased sales volume from one large customer at lower than usual gross profit rates which has been combined with continued erosion of margins and gross profit dollars in various business sectors due to competitive pressures and economic sluggishness. The loss of several large customers in early fiscal 2003 also contributed to the decrease in gross profit dollars.

The Agrochemicals segment showed a decrease in gross profit of $92 or 2.2% from $4,123 in fiscal 2003 versus $4,215 last year. The decrease in gross profit dollars resulted from increased packaging costs and overall product mix offset by an increase in sales volume. Gross margin was 28.7% in fiscal 2003 versus 31.1% last year.

Institutional Sanitary Supplies and Other gross profits were $2,418 or 44.1% in 2003 versus $2,294 or 43.5% in 2002. The 5.4% increase in gross profit dollars is mainly a result of a 4.0% increase in sales. Overall product mix and price increases were the main reasons for the higher margins this year.

Unallocated cost of sales increased to $3,487 from $2,970 or 17.4%. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges, increased sales and shipments to customers and higher amounts of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $2,414 or 8.1% to $32,359 for fiscal 2003 from $29,945 for fiscal 2002. As a percentage of sales,

SG&A decreased to 11.9% for fiscal 2003 versus 13.1% for fiscal 2002. SG&A increased primarily due to rising business insurance costs, increased selling expenses and overall increases in employee wages, incentive compensation and fringe benefit costs. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 12.0% versus 13.1% last year. SG&A grew 8.1% which was a slower rate than the sales increase of 18.3% which resulted in the decrease in SG&A as a percentage of sales.

OPERATING PROFIT
For the year ended June 30, 2003 the operating income was $12,937 compared to $7,336, an increase of $5,601 or 76.3%. This increase was primarily due to the overall increase in gross profit of $8,015, with the main contribution of $9,329 coming from the Health Sciences segment, which was partially offset by higher SG&A expenses of $2,414.

INTEREST AND OTHER INCOME
Interest expense for fiscal 2003 was $284 versus $368 in the prior year. The decrease of $84 or 22.8% was attributable to the lower levels of short-term bank loans and acquisition-related debt from the Schweizerhall Pharma acquisition and lower average interest rates. Short-term bank loans was $7,336 at June 30, 2002 versus $3,286 at June 30, 2003. There was no acquisition-related debt remaining as of June 30, 2002 and 2003.

Interest and other income increased to $713 for fiscal 2003 compared to $410 last year. Interest income increased $246 this year due to higher average balances in interest bearing accounts and increased finance charges received from a major customer. Miscellaneous sources of other income realized an increase of $151 in 2003 versus the prior year. This was offset by a reduction in dividend income of $57 and a loss on marketable securities of $74 this year compared to a loss of $37 in the prior year.

TAX RATES
The effective tax rate for the year ended June 30, 2003 decreased to 29.2% from 33.0% last year. The decrease in the effective tax rate is primarily a reflection of increased earnings in lower foreign tax jurisdictions compared to the prior year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The year ended June 30, 2003 includes a one-time charge of $1,873, or $0.19 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supply segment. The one-time charge for CDC was primarily due to recent operating profits and cash flows being lower than expected due to increased competition from local sanitary supply companies in the markets CDC operates.

FISCAL YEAR ENDED JUNE 30, 2002 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2001

SALES AND GROSS PROFIT
Net sales increased $51,175 or 28.7%, to $229,329 for the fiscal year ended June 30, 2002 compared with $178,154 for the prior year. Fiscal 2002 sales attributable to the acquisition of Schweizerhall Pharma, which closed on March 26, 2001, were $60,701 compared to $17,798, which were all recorded in the fourth quarter of fiscal 2001. The increase in these sales of $42,903 accounts for 83.8% of the Company's overall increase. The only segment which had sales contributions from the Schweizerhall Pharma business is the Health Sciences segment. Sales excluding the Schweizerhall Pharma business were $168,628 for 2002 versus $160,356 for 2001, an increase of $8,272 or 5.2%.

The Health Sciences segment sales were $120,021 in fiscal 2002 and $61,137 in 2001, an increase of $58,884 or 96.3%. This segment now represents the largest segment of the Company in both net sales and gross profit. The acquisition in March 2001 contributed sales of $60,701 and $17,798 in fiscal 2002 and 2001, respectively. The segment's sales, excluding the Schweizerhall Pharma portion, were $59,320 in 2002 versus $43,339 in 2001, an increase of $15,981 or 36.9%. This increase was a direct result of increased volume in one generic pharmaceutical product and the initial shipments of several generic pharmaceutical products which have been in development for the past several years. In addition, the increase is attributable to increased sales volume from the introduction of new products, especially in the fourth quarter, which was somewhat offset by lost sales from customers who purchased chemicals provided by this segment's former primary supplier. That supplier terminated a supply agreement in October 2000. The nutritionals business showed a slight decline in 2002 versus 2001 due to softer demand for nutritional supplements.

The Chemicals & Colorants segment saw an overall decrease of $7,408 or 7.6%, to $90,494 in 2002 from $97,902 in 2001. This decrease reflects a general slowdown in the economy and in the entire industrial chemicals market. Also, the shrinking dye stuff industry in the United States caused sales to decline. In addition, the pigment industry has had economic difficulties, with the advertising sector in particular, resulting in decreased demand.

Agrochemicals sales were $13,540 compared to $13,133, an increase of $407 or 3.1%. A restructuring of the Company's arrangement with a third party resulted in additional sales of $3,171 during the year ended June 30, 2002. Excluding this, sales decreased by $2,764 or 21.0%. The primary causes were a reduction of sales to one large customer as well as an overall decline in demand.

Institutional Sanitary Supplies & Other sales were $5,274 for 2002 versus $5,982 last year, a decrease of $708 or 11.8%. The decline was attributable to an overall decline in demand due to the general economic slowdown in the United States during this past year. This segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 18.4%, to $40,251 from $33,982. The inclusion of Schweizerhall Pharma, again in the Health Sciences segment, accounted for $8,974 in 2002 and $2,808 in 2001. Gross profit on our continuing domestic and certain foreign sales increased 0.3%, to $31,277 from $31,174 in 2001.

The gross margins in 2002 resulting from the Schweizerhall Pharma business in the Health Sciences segment amounted to $8,974, or 14.8% versus $11,266 or 19.0% for the rest of this segment's business. For fiscal 2001, the comparable gross margins were $4,226 or 23.7% for the Schweizerhall Pharma business versus $7,722 or 17.8% for all other business in the segment. The gross margins realized from the Schweizerhall Pharma business in this segment are generally lower than the margins earned by our traditional business due to a different pricing and product mix.

The Agrochemicals segment showed a decline in gross profit of 14.7%, which was in contrast to the 3.1% increase in sales. The restructuring of the Company's arrangement referred to earlier led to an increase in sales, but the same gross profit contribution. This is the primary cause of this discrepancy between sales and gross profit percentages for the period.

The Chemicals & Colorants segment's gross profit declined 13.1%, which was significantly higher than the 7.6% decline in sales. Continued erosion of margins due to competitive pressures in many areas, particularly printing inks and electronic chemicals, caused this higher percentage decrease in margins than sales.

Institutional Sanitary Supplies and Other gross margins were 43.5% in 2002 versus 26.1% in 2001. The increased gross margins are a direct result of changes from a pricing review, lower costs and product mix.

Unallocated cost of sales declined significantly to $2,970 from $5,365, or 44.6%. The results were achieved by lower amounts of inventory in warehouses, lower quantity sold and a negotiated reduction of storage rates paid as part of a corporate initiative.

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

TAX RATES
The effective tax rates were 33.0% and 37.4% in fiscal 2002 and 2001, respectively. The decrease in the effective tax rate is primarily a reflection of earnings in lower tax jurisdictions due to the Schweizerhall Pharma acquisition.

LIQUIDITY AND CAPITAL RESOURCES:
At June 30, 2003, the Company had $20,263 in cash, $877 in short-term investments and $3,286 of short-term bank loans. Working capital was $71,628 at June 30, 2003 versus $58,311 at June 30, 2002.

The Company's cash position at June 30, 2003 increased $6,008 from the June 30, 2002 level. Operating activities provided cash of $9,132, primarily from net income of $7,595, a reduction in other receivables of $2,937 and increases in accrued compensation and accounts payable totaling $4,364, partially offset by increases in inventory of $5,425 due primarily to an increase in sales volume and trade accounts receivable of $1,870, as well as a decrease in drafts and acceptances payable of $2,758 and a decrease in accrued income taxes of $1,582.

Investing activities provided cash of $48, primarily from $173 of net cash proceeds from the sale of property and proceeds from an investment held to maturity of $369 which was partially offset by capital expenditures of $590. Financing activities used cash of $3,172 primarily as a result of payments of cash dividends of $2,316 and payments of current installments of long-term liabilities of $272 and short-term bank loans of $4,050, which were partially offset by proceeds from the exercise of stock options of $3,269.

In connection with the acquisition of Schweizerhall Pharma in March 2001, the acquired companies had existing credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros ($16,588) of which $3,286 was utilized as of June 30, 2003. The Company is not subject to any financial covenants under these arrangements. Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At June 30, 2003, the Company utilized $1,199 in letters of credit leaving an unused facility of $13,801. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments. In March 2003, the Company obtained a waiver to its credit agreement which allowed it to guarantee an obligation of one of its wholly-owned subsidiaries to a vendor under a distribution agreement. The Company was in compliance with all covenants at June 30, 2003.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At June 30, 2003, the Company has no significant obligations for capital expenditures. At June 30, 2003, contractual cash obligations and other commercial commitments are as follows:


                                                Payments Due and/or
                                                Amount of Commitment
                                                Expiration Per Period
                                                ---------------------

                                           Less Than         1-3           4-5       After
                                Total        1 Year         Years         Years     5 Years
                                -----        ------         -----         -----     -------
Long-term liabilities/
bank loans                     $ 3,286      $ 3,286        $     -       $    -      $    -

Operating leases                 9,373        1,418          2,665        2,349       2,941

Commercial letters of credit     1,199        1,199              -            -           -

Standby letters of credit          122          122              -            -           -

Unconditional purchase
obligations                     23,193       22,358            835            -           -
                               -------      -------        -------       ------      ------

Total                          $37,173      $28,383        $ 3,500       $2,349      $2,941
                               =======      =======        =======       ======      ======

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2002, the FASB issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted the provisions of SFAS 146 as of January 1, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning July 1, 2003 and for existing instruments beginning August 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("Int. No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Int. No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of Int. No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company has not entered into any such guarantees and therefore the adoption of this standard did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int.

No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining the impact of implementing Int. No. 46 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at June 30, 2003 of $877 which consists solely of corporate securities and are recorded at fair value have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $88 as of June 30, 2003. Actual results may differ.


Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2003, the Company had foreign currency contracts outstanding that have a notional amount of $3,431. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2003 was $99.

In addition, the Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on intercompany transactions. In May 2003, the Company entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed interst rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, U.S. dollar-fixed principal and interest payments to be received under an intercompany loan will be swapped for EURO denominated fixed principal and interest payments. The fair market value of the swap at June 30, 2003 was $(131). The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of June 30, 2003 the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of June 30, 2003.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On June 30, 2003, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of June 30, 2003, amounts to $2,046. Actual results may differ.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required by this item 8 are set forth at the end of this report. The following is the applicable supplementary data:

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2003 and 2002.

                      QUARTERLY FINANCIAL DATA (Unaudited)
                     (In thousands except per share amounts)

                            Year Ended June 30, 2003
                                  Quarter Ended

                  Sept.30,2002     Dec.31,2002     Mar.31,2003     June 30,2003
                  ------------     -----------     -----------     ------------
Net sales             $68,022         $64,633         $70,561          $68,060
Gross profit           11,245          11,006          11,794           11,251

Income before
 cumulative
 effect of
 accounting
 change                 2,323           2,328           2,411            2,406
Net income                450(2)        2,328           2,411            2,406
Income before
 cumulative
 effect of
 accounting
 change per
 common share
 - diluted (1)           0.24            0.23            0.24             0.23
Net income per
 common share
 - diluted (1)(2)        0.05(2)         0.23            0.24             0.23

                            Year Ended June 30, 2002
                                  Quarter Ended

                  Sept.30,2001     Dec.31,2001     Mar.31,2002     June 30,2002
                  ------------     -----------     -----------     ------------
Net sales             $47,641         $55,365         $61,594          $64,729
Gross profit            7,246           9,466           9,757           10,812
Net income                535           1,243           1,523            1,644
Net income per
 common share
 - diluted (1)           0.05            0.13            0.15             0.17

(1) Adjusted for a 3-for-2 stock split of the common stock, paid January 2, 2003.

(2) Reflects a charge of $1,873 for a cumulative effect of an accounting change resulting from an impairment of goodwill which was determined to be required upon the Company's adoption of SFAS 142.

Net income per common share calculation for each of the quarters is based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 9A. CONTROLS AND PROCEDURES

     As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 4, 2003.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 4, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 4, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 4, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders scheduled to be held on December 4, 2003.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report.

  (b)       Reports on Form 8-K.
            The Company filed a Form 8-K on May 8, 2003 furnishing its earnings release in connection with its third quarter.

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

      10.14 Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated May 10, 2002 (incorporated by reference to Exhibit 10.14 to the Company's report on Form 10-K for the year ended June 30, 2002).

      21*      Subsidiaries of the Company.

      23*      Consent of KPMG LLP.

      31.1*    Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1*    Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.






------------------
*Filed herewith

                       ACETO CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements


Independent Auditors' Report

Consolidated financial statements:
     Consolidated balance sheets as of June 30, 2003 and 2002
     Consolidated statements of income for the years ended June 30, 2003, 2002 and 2001
     Consolidated statements of cash flows for the years ended June 30, 2003,
       2002 and 2001
     Consolidated statements of shareholders' equity and comprehensive income
       (loss) for the years ended June 30, 2003, 2002 and 2001
     Notes to consolidated financial statements

Schedules:
     II - Valuation and qualifying accounts

     All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended June 30, 2003. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 7, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (Statement) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".

                                                          /s/ KPMG LLP

Melville, New York
August 26, 2003

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2003 AND 2002
(IN THOUSANDS, EXCEPT SHARE DATA)


                                                              JUNE 30,          JUNE 30,
                                                                2003              2002
                                                                ----              ----

ASSETS
Current assets:
     Cash and cash equivalents                                $ 20,263          $ 14,255
     Short-term investments                                        877             1,320
     Receivables:
       Trade, less allowance for doubtful accounts:
       2003, $939; 2002, $657                                   43,841            42,417
       Other                                                     1,320             4,266
                                                               -------           -------
                                                                45,161            46,683

     Inventory                                                  41,696            36,271
     Prepaid expenses and other current assets                   1,015             1,191
     Income taxes receivable                                       939                 -
     Deferred income tax benefit, net                              301               521
     Property held for sale                                        326               483
                                                               -------           -------
              Total current assets                             110,578           100,724

Long-term notes receivable                                       1,017               691

Property and equipment:
     Machinery and equipment                                     1,244             1,069
     Leasehold improvements                                      1,143             1,143
     Computer equipment and software                             2,540             1,680
     Furniture and fixtures                                        667               593
     Automobiles                                                   362               293
                                                               -------           -------
                                                                 5,956             4,778
Less accumulated depreciation and amortization                   3,681             2,346
                                                               -------           -------
                                                                 2,275             2,432

Goodwill, less accumulated amortization:
  2003, $677; 2002, $1,086                                       7,783             9,821
Deferred income tax benefit                                      1,107             1,083
Other assets                                                       759               952
                                                               -------           -------

Total Assets                                                  $123,519          $115,703
                                                               =======           =======

See accompanying notes to consolidated financial statements.

                                                  June 30,         June 30,
                                                    2003             2002
                                                    ----             ----
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Drafts and acceptances payable                $  1,315         $  4,073
   Short-term bank loans                            3,286            7,336
   Current installments
    on long-term liabilities                            -              272
   Accounts payable                                17,372           14,326
   Accrued merchandise purchases                    4,048            4,196
   Accrued compensation                             4,117            2,799
   Accrued environmental remediation                1,550            1,284
   Accrued income taxes                                 -            1,582
   Other accrued expenses                           7,262            6,545
                                                  -------          -------
           Total current liabilities               38,950           42,413

Shareholders' equity:
   Common stock, $.01 par value;
     Authorized:  20,000,000 shares
     Issued: 2003, 12,292,684 shares
             2002, 12,292,684 shares
     Outstanding: 2003, 10,286,175 shares
                  2002,  9,825,363 shares             123              123
   Capital in excess of par value                  57,100           56,461
   Retained earnings                               46,142           40,863
   Treasury stock, at cost:
     2003, 2,006,509 shares
     2002, 2,467,321 shares                       (19,836)         (24,252)
   Accumulated other comprehensive income           1,040               95
                                                  -------          -------

           Total shareholders' equity              84,569           73,290
                                                  -------          -------

Commitments and contingencies (Note 18)

Total liabilities and shareholders' equity       $123,519         $115,703
                                                  =======          =======

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                2003         2002        2001
                                                ----         ----        ----

Net sales                                     $271,276     $229,329    $178,154
Cost of sales                                  225,980      192,048     149,537
                                               -------      -------     -------
  Gross profit                                  45,296       37,281      28,617

Selling, general and
  administrative expenses                       32,359       29,945      22,761
                                               -------      -------     -------
      Operating income                          12,937        7,336       5,856

Other income (expense):
      Interest expense                            (284)        (368)       (296)
      Interest and other income                    713          410       1,226
                                               -------      -------     -------
                                                   429           42         930
                                               -------      -------     -------
Income before income taxes and cumulative
  effect of accounting change                   13,366        7,378       6,786

Income taxes:
      Federal:
              Current                            1,798        1,436       2,417
              Deferred                             103          220        (287)
      State and local:
              Current                              348          337         332
              Deferred                              93          (50)        (50)
      Foreign:
              Current                            1,556          490         129
                                               -------      -------     -------
                                                 3,898        2,433       2,541
                                               -------      -------     -------
Income before cumulative effect of
  accounting change                              9,468        4,945       4,245
Cumulative effect of accounting change           1,873            -           -
                                               -------      -------     -------
Net income                                    $  7,595     $  4,945    $  4,245
                                               =======      =======     =======

Basic income per common share (a):
  Income before accounting change             $   0.96     $   0.51    $   0.46
  Cumulative effect of accounting change          0.19            -           -
                                               -------      -------     -------

  Net income                                  $   0.77     $   0.51    $   0.46
                                               =======      =======     =======

Diluted income per common share (a):
  Income before accounting change             $   0.94     $   0.50    $   0.46
  Cumulative effect of accounting change          0.19            -           -
                                               -------      -------     -------

  Net income                                  $   0.75     $   0.50    $   0.46
                                               =======      =======     =======

Weighted average shares outstanding (a):
      Basic                                      9,909        9,779       9,184
      Diluted                                   10,117        9,833       9,222

(a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001
(IN THOUSANDS)                                                  2003           2002           2001
                                                                ----           ----           ----
Operating activities:
  Net income                                                 $ 7,595        $ 4,945         $4,245
  Adjustments to reconcile net income to
    net cash provided by operating activities:
       Cumulative effect of accounting change                  1,873              -              -
       Depreciation and amortization                           1,038          1,629            909
       Gain on sale of assets                                   (291)            (3)             -
       Provision for doubtful accounts                           446            566            307
       Foreign currency translation adjustment                   945            859           (764)
       Deferred tax provision (benefit)                          196            170           (337)
       Income tax benefit on exercise of stock
        options                                                1,589             10              -
       Changes in assets and liabilities,
        net of effect of the acquisitions:
         Investments - trading securities                         74             37            (53)
         Trade accounts receivable                            (1,870)        (4,698)           575
         Other receivables                                     2,937         (1,036)           143
         Income taxes receivable                                (939)             -              -
         Inventory                                            (5,425)          (137)         6,280
         Prepaid expenses and other current assets               176           (505)           383
         Other assets                                             69           (158)           (29)
         Drafts & acceptances payable                         (2,758)         2,540          1,069
         Accounts payable                                      3,046          3,797          1,455
         Accrued merchandise purchases                          (148)         2,570        (10,395)
         Accrued compensation                                  1,318           (114)          (298)
         Accrued environmental remediation                       266             (8)           (20)
         Accrued income taxes                                 (1,582)         1,063           (840)
         Other accrued expenses and long
           term liabilities                                      577          3,953           (222)
                                                              ------         ------          -----
Net cash provided by operating activities                      9,132         15,480          2,408
                                                              ------         ------          -----

Investing activities:
  Proceeds from maturation of held-to-maturity
   investments                                                   369              -          8,112
  Payments received on notes receivable                           96             88             82
  Purchases of property and equipment                           (590)          (640)        (1,305)
  Proceeds from sale of property, net of
   closing costs                                                 173             12              -
  Acquisition of businesses, net of
   cash acquired                                                   -           (563)         1,205
  Payments for additional inventory recorded
   in goodwill                                                     -         (2,639)             -
  Proceeds from settlement of certain acquired
   accounts receivable balances recorded in goodwill               -          1,571              -
                                                              ------         ------          -----
Net cash provided by (used in)
   investing activities                                           48         (2,171)         8,094
                                                              ------         ------          -----

Financing activities:
  Payments of short-term bank loans                           (4,050)        (1,528)          (102)
  Payments of current installments on long-term
   liabilities                                                  (272)             -              -
  Payments of cash dividends                                  (2,316)        (2,088)        (1,936)
  Payments of long-term liabilities                                -           (796)          (531)
  Payments of notes payable - acquisition                          -         (2,313)        (2,313)
  Proceeds from exercise of stock options                      3,269            239            332
  Payments for purchases of treasury stock                       (39)          (121)        (1,642)
  Issuance of treasury stock to employees                        236            243            189
                                                              ------         ------          -----
Net cash used in financing activities                         (3,172)        (6,364)        (6,003)
                                                              ------         ------          -----

Net increase in cash                                           6,008          6,945          4,499
Cash at beginning of year                                     14,255          7,310          2,811
                                                              ------         ------          -----
Cash at end of year                                          $20,263        $14,255         $7,310
                                                              ======         ======          =====

See accompanying notes to consolidated financial statements.


                                                30

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (In thousands, except share data)


                                         Common Stock                                                     Accumulated
                                         ------------        Capital in                                   Other
                                       Shares   Par Value    Excess of    Retained      Treasury Stock    Comprehensive
                                       Issued     ($.01)     Par Value    Earnings    Shares      Amount  Income (Loss)    Total
                                       ------     ------     ---------    --------    ------      ------  -------------    -----
Balance at June 30, 2000             12,292,684    $123       $57,021      $35,697  (2,966,573) $(29,237)    $    -       $63,604
Net income                                    -       -             -        4,245           -         -          -         4,245
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                               -       -             -            -           -         -       (764)         (764)
                                                                                                                          -------
Comprehensive income                                                                                                        3,481
                                                                                                                          -------
Stock issued pursuant to employee
 incentive plans                              -       -           (12)           -      20,479       201          -           189
Cash dividends:
 Common stock ($0.21 per share)               -       -             -       (1,936)          -         -          -        (1,936)
Exercise of stock options                     -       -            14            -      23,250       229          -           243
Tax benefit from exercise of
 stock option plans                           -       -             9            -           -         -          -             9
Treasury stock purchases                      -       -             -            -    (174,739)   (1,642)         -        (1,642)
Lapsed stock options                          -       -            80            -           -         -          -            80
Shares issued in connection with
 acquisition                                  -       -          (729)           -     600,000     5,904          -         5,175
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001             12,292,684     123        56,383       38,006  (2,497,583)  (24,545)      (764)       69,203
Net income                                    -       -             -        4,945           -         -          -         4,945
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                               -       -             -            -           -         -        859           859
                                                                                                                          -------
Comprehensive income                                                                                                        5,804
                                                                                                                          -------
Stock issued pursuant to employee
 incentive plans                              -       -             9            -      23,762       234          -           243
Cash dividends:
 Common stock ($0.21 per share)               -       -             -       (2,088)          -         -          -        (2,088)
Exercise of stock options                     -       -           (22)           -      18,300       180          -           158
Tax benefit from exercise of
 stock option plans                           -       -            10            -           -         -          -            10
Treasury stock purchases                      -       -             -            -     (11,800)     (121)                    (121)
Lapsed stock options                          -       -            81            -           -         -          -            81
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2002             12,292,684     123        56,461       40,863  (2,467,321)  (24,252)        95        73,290
Net income                                    -       -             -        7,595           -         -          -         7,595
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                               -       -             -            -           -         -        945           945
                                                                                                                          -------
Comprehensive income                                                                                                        8,540
                                                                                                                          -------
Stock issued pursuant to employee
 incentive plans                              -       -            61            -      17,733       175          -           236
Cash dividends:
 Common stock ($0.23 per share)               -       -             -       (2,316)          -         -          -        (2,316)
Exercise of stock options                     -       -        (1,040)           -     446,879     4,280          -         3,240
Tax benefit from exercise of
 stock option plans                           -       -         1,589            -           -         -          -         1,589
Treasury stock purchases                      -       -             -            -      (3,800)      (39)                     (39)
Lapsed stock options                          -       -            29            -           -         -          -            29
-----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003             12,292,684    $123       $57,100      $46,142  (2,006,509) $(19,836)    $1,040       $84,569

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2003, 2002 AND 2001

(In thousands, except per share amounts)

(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries (the Company) is primarily engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased abroad. The Company's customers are located throughout the United States and other countries including Mexico, Brazil, Malaysia, Australia, Singapore, Thailand, Canada, Germany, France, the United Kingdom and The Netherlands.

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

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents at June 30, 2003 include U.S. Treasury bills in the amount of $2,996. There were no cash equivalents at June 30, 2002.

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

COMMON STOCK SPLIT
On December 5, 2002, the Board of Directors of the Company declared a 3-for-2 split of the Company's common stock in the form of a 50 percent common stock dividend that was paid January 2, 2003, to shareholders of record on December 18, 2002. The

Company transferred $33 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued under the stock split.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock split for all periods presented.

STOCK OPTIONS
The Company applies Accounting Principles Board Opinion, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Since the Company has issued all stock grants at market value, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                   2003      2002      2001
                                                   ----      ----      ----

Net income, as reported                          $7,595    $4,945    $4,245
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net of
 related tax effects                               (761)     (213)     (226)
                                                  -----     -----      -----

Net income - pro forma                           $6,834    $4,732    $4,019
                                                  =====     =====     =====

Net income per common share:
 Basic - as reported (a):                        $ 0.77    $ 0.51    $ 0.46
 Basic - pro forma                               $ 0.69    $ 0.48    $ 0.44

 Diluted - as reported (a):                      $ 0.75    $ 0.50    $ 0.46
 Diluted - pro forma                             $ 0.68    $ 0.48    $ 0.44


(a) Retroactively adjusted to reflect a 3-for-2 stock dividend distributed on January 2, 2003 to common stockholders of records as of the close of business December 18, 2002.

REVENUE RECOGNITION
The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer. Such revenues do not involve difficult, subjective, or complex judgments. The Company does not offer product warranties to its customers.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and are included in cost of sales. Such costs were approximately $71, $269 and $121 for the years ended June 30, 2003, 2002 and 2001, respectively.

NET INCOME PER COMMON SHARE
Net income per common share amounts (basic EPS) were computed by dividing net income by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share amounts, assuming dilution (diluted EPS), were computed by reflecting potential dilution from the exercise of stock options.

The net income per common share amounts for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 3-for-2 common stock split paid on January 2, 2003.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using straight line, sum-of-the-years digits and declining balance methods. The estimated useful lives are as follows:
                                                Years
                                                -----
     Machinery and equipment                      10
     Computer equipment and software             3-5
     Furniture and fixtures                       10
     Automobiles                                   3

Leasehold improvements are amortized over the shorter of the life of the asset or the lease term.

Depreciation and amortization of property and equipment amounted to $795, $738, and $550 for the years ended June 30, 2003, 2002, and 2001, respectively.

GOODWILL
In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" (SFAS 141), and SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company adopted the provisions of SFAS 141 and SFAS 142 as of July 1, 2002.

As required by SFAS 142, the Company completed its transitional impairment testing of intangible assets. Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.

As of July 1, 2002, with the assistance of a third-party valuation firm, the Company finalized the testing of goodwill. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873 related to a business in the Institutional Sanitary Supply segment, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003 (note 7).

Also required by SFAS 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management, and the Company estimates the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies. Additionally, the Company utilizes the assistance of a third-party valuation firm, as necessary, to help evaluate recorded goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF Effective July 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which establishes accounting and reporting standards for the impairment or disposal of long-lived assets. SFAS No. 144 removes goodwill from its scope and retains the requirements of SFAS No. 121 regarding the recognition of impairment losses on long-lived assets held for use.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair market value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

Property held for sale, which includes land and land improvements, is stated at cost. Impairment, if any, is recognized if the estimated fair value less costs to sell is lower than the carrying value.

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

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of all foreign currency obligations by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company feels that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at June 30, 2003 in the amount of $99. The hedge contracts flow through cost of goods sold in the consolidated statement of income as inventory is sold. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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

(3)  BUSINESS ACQUISITIONS

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

The excess of cost over the fair value of assets acquired (goodwill) amounted to $6,393. Prior to the adoption of SFAS 142 (Note 7) effective July 1, 2002, goodwill was amortized on a straight-line basis over a period of twenty years. Amortization of goodwill related to the Schweizerhall Pharma acquisition amounted to $326 for the year ended June 30, 2002. In accordance with SFAS 142, there was no amortization of goodwill for the year ended June 30, 2003. The non-competition agreements are valued at $300 and are being amortized over three years, the term of the non-competition agreements. An intangible asset related to customer contracts is valued at $600 and is being amortized over five years. The allocation of the purchase price has been completed. During fiscal 2003, the Company reduced goodwill in the amount of $165 as a result of the utilization of certain net operating loss carry-forwards that were previously reserved for in purchase accounting.

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

The following unaudited condensed pro forma financial information of the Company for the year ended June 30, 2001 includes the consolidated results of operations of the Company as if the acquisition of Schweizerhall had occurred on July 1, 2000:

                                                     (unaudited)
                                                         2001
                                                         ----

        Net revenue                                   $238,963
        Net earnings                                     1,334
        Net earnings per diluted share (1)                0.14

(1) The per share information has been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

The unaudited condensed pro forma financial information includes adjustments to the Company's historical results to reflect incremental amortization of goodwill and the non-competition agreement and customer contracts, reduced interest income generated from cash that was used for acquisition, additional interest expense and income tax adjustments. The unaudited pro forma consolidated financial statements do not purport to be indicative of the operating results of financial position that would have been achieved had the acquisition taken place on the date indicated or the results that may be obtained in the future.

(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                               June 30, 2003           June 30, 2002
                               -------------           -------------

                                           Cost                     Cost
                            Fair Value    Basis      Fair Value    Basis
                            ----------    -----      ----------    -----
Corporate securities           $ 877     $  594        $ 951      $  594

The change in the net unrealized holding gains (losses) on trading securities was $(74), $(37) and $ 53 for fiscal 2003, 2002 and 2001, respectively.

There were no held-to-maturity securities as of June 30, 2003, as the Company's held-to-maturity securities matured in March 2003 resulting in proceeds of $369. A summary of held-to-maturity securities as of June 30, 2002 follows:

                                                   June 30, 2002
                                                   -------------
                                                   Gross       Gross
                                  Amortized     Unrealized  Unrealized   Fair
                                  Cost or Cost     Gains      Losses     Value
                                  ------------     -----      ------     -----
Held-to-maturity securities:
  Short-term investments:
          Municipal obligations        $369        $  -        $   -     $369

During fiscal 2001, the Company sold $7,900 of held-to-maturity securities before their maturity date and realized a gain of $40. The proceeds from the sale of these securities were used in the acquisition of the Schweizerhall Pharma business (note 3).

(5) INVENTORY
Inventory consists of the following:

                               June 30
                               -------
                           2003        2002
                           ----        ----

Finished goods           $41,221     $35,897
Work in process              157         134
Raw materials                318         240
                          ------      -------
    Total                $41,696     $36,271
                          ======      ======

(6) NOTES RECEIVABLE
The Company currently holds seven notes receivable with outstanding balances aggregating $1,129 and $813 at June 30, 2003 and 2002, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from four to nineteen years and pay interest at a fixed rate. The range of fixed rates on the notes is 4.0% to 9.5%. Included in current assets are notes receivable due within one year totaling $113 and $122 at June 30, 2003 and 2002, respectively.

(7)  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS
The Company has adopted the provisions of SFAS 141 and 142 as of July 1, 2002 (note 2). The Company has evaluated its existing goodwill that was acquired in prior purchase business combinations and has determined that no adjustment or reclassification to intangible assets at July 1, 2002 is required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

As of June 30, 2003 and June 30, 2002, the Company had intangible assets subject to amortization of $1,020 and $1,287, respectively, and related accumulated amortization of $608 and $586, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $241 and $352 for the year ended June 30, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2004 through June 30, 2006 are as follows: 2004: $202; 2005:
$120; 2006: $90.

As required by SFAS 142, the Company performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873 which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The Company's $1,873 impairment charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"). CDC was acquired by the Company during fiscal 1999. Due to an increase in competition from local sanitary supply companies in the markets CDC operates in, recent operating profits and cash flows were lower than expected. Based on that trend, the earnings forecast for the next five years was revised. During the year ended June 30, 2003, a goodwill impairment charge of $1,873 was recognized in the CDC reporting unit. The fair value of that reporting unit was determined by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies. The revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently.

The following table displays a roll forward of the carrying amount of goodwill for the year ended June 30, 2003, by business segment:


                                              Institutional
                                              Sanitary
                                              Supplies &         Consolidated
                        Health Sciences       Other                 Totals
                        ---------------       -----                 ------
Balance at
6/30/02                     $7,003                $2,818            $9,821

Adjustment for tax
savings from
acquired NOL                  (165)                    -              (165)

Impairment losses                -                (1,873)           (1,873)
                             -----                ------             -----

Balance at 6/30/03
                            $6,838                $  945            $7,783
                             =====                 =====             =====

Goodwill amortization for the years ended June 30, 2002 and 2001 was $539 and $275, respectively. The following table shows the results of operations as if SFAS No. 142 was applied to prior periods:

                                                          Year Ended
                                                           June 30,
                                                  2003       2002      2001
                                                  ----       ----      ----
Income before cumulative effect
  of accounting change, as reported              $9,468     $4,945    $4,245
Add back: Goodwill amortization,
           net of tax                                 -        400       205
                                                  -----      -----     -----
Adjusted income before cumulative
  effect of accounting change                    $9,468     $5,345    $4,450
                                                  =====      =====     =====

Basic income per common share:
  Income before cumulative effect
    of accounting change, as reported            $ 0.96     $ 0.51    $ 0.46
  Goodwill amortization,
           net of tax                                 -       0.04      0.02
                                                  -----      -----     -----
Adjusted income before cumulative
  effect of accounting change                    $ 0.96     $ 0.55    $ 0.48
                                                  =====      =====     =====

Diluted income per common share:
  Income before cumulative effect
    of accounting change, as reported            $ 0.94     $ 0.50    $ 0.46
  Goodwill amortization,
           net of tax                                 -       0.04      0.02
                                                  -----      -----     -----
Adjusted income before cumulative
  effect accounting change                       $ 0.94     $ 0.54    $ 0.48
                                                  =====      =====     =====

(8) ENVIRONMENTAL REMEDIATION
During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. Based on the initial estimates from the consultant a liability of $1,500 was established in fiscal 1993. During fiscal 1997, after additional testing was completed, the Company received a revised estimate from the consultant and an additional liability of $800 was recorded. At June 30, 2002, the remaining liability was $1,284.

During fiscal 2003, based on continued monitoring of the contamination on the site and the current proposed plan of remediation, the Company received a revised estimate from the consultant, which estimated that the remaining costs of the remediation could be an amount between $1,550 and $3,200. During fiscal 2003, the Company recorded an additional liability in the amount of $266 resulting in a liability as of June 30, 2003 in the amount of $1,550. However, these matters, if resolved in a manner different from those assumed in current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

(9) FINANCING ARRANGEMENTS
In May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution which expires June 30, 2004. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%, which was 2.62% and 3.34% at June 30, 2003 and 2002, respectively. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments. In March 2003, the Company obtained a waiver to its credit agreement which allowed it to guarantee an obligation of one of its wholly-owned subsidiaries to a vendor under a distribution agreement. The Company was in compliance with all covenants at June 30, 2003.

At June 30, 2003 and 2002, the Company had available lines of credit with foreign financial institutions totaling $16,588 and $14,385, respectively. The Company entered into the agreements with foreign banks as part of the Schweizerhall Pharma acquisition. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 1.87% and 2.59% at June 30, 2003 and 2002, respectively. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had short-term bank loans of $3,286 and $1,199 in letters of credit leaving an unused facility of $27,103 at June 30, 2003. For June 30, 2002 the Company utilized $7,336 in short-term loans and $1,544 in letters of credit leaving an unused facility of $20,505. The weighted average interest rate on short-term loans outstanding for the years ended June 30, 2003 and 2002, was 4.80% and 4.70% respectively.

(10) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per share computation for net income follows:

                                              2003         2002        2001
                                              ----         ----        ----
Income before cumulative effect
  of accounting change                       $9,468      $4,945       $4,245
Cumulative effect of accounting
  change                                      1,873           -            -
                                              -----       -----        -----

Net income available for common
  shareholders                               $7,595      $4,945       $4,245
                                              =====       =====        =====

Weighted average common shares
 (basic)(a)                                   9,909       9,779        9,184
Effect of dilutive securities:
  Stock options (a)                             208          54           38
                                              -----       -----        -----

Weighted average common and
  potential common shares
  outstanding (diluted)(a)                   10,117       9,833        9,222
                                             ======       =====        =====

Basic income per common share(a):
Income before cumulative effect
  of accounting change                      $  0.96      $ 0.51       $ 0.46
Cumulative effect of accounting
  change                                       0.19           -            -
                                              -----       -----        -----
Net income                                  $  0.77      $ 0.51       $ 0.46
                                              =====       =====        =====

Diluted income per common share(a):
Income before cumulative effect
  of accounting change                      $  0.94      $ 0.50       $ 0.46

Cumulative effect of accounting
  change                                       0.19           -            -
                                              -----       -----        -----

Net income                                  $  0.75      $ 0.50       $ 0.46
                                              =====       =====        =====

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

In fiscal 2003, 2002, and 2001, employee stock options of 240, 353, and 600, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

(11) STOCK BASED COMPENSATION PLANS
In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company's shareholders at the December 2002 Annual Meeting. Under the 2002 Plan, options or restricted stock to purchase up to 750 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall be not less than the fair market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs.

In December 2002, the Company granted 470 options to employees and directors under the Plan at an exercise price of $9.63 which was equal to the fair market value of the common stock on the date of grant. 397 of these options vest in full on the fifth anniversary of the date of grant subject, however, to acceleration beginning after one year from the date of grant, if the publicly traded price of the Company's common stock exceeds certain levels for a certain number of trading days. The remaining 73 options vest on the first anniversary of the date of grant. The options expire no later than ten years from the date of grant. As of June 30, 2003, there were 281 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 750 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the fair market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may have a premium in shares greater than the portion of bonus paid in restricted stock. The award vests ratably over a period of years as determined by the Board. The premium vests when the award is fully vested, provided that the participant is in the employ of the Company when vesting occurs. Under the 1998 Plan, there were 67 and 72 shares of common stock available for grant as either options or restricted stock at June 30, 2003 and 2002, respectively.

Under the terms of the Company's 1980 Stock Option Plan (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the date they are fully vested. Under the 1980 Plan, options to purchase 668 and 632 shares of common stock were available for grant at June 30, 2003 and 2002, respectively. The Board does not intend to issue additional options from this Plan.

The following tabulations summarize the shares of common stock under option for all plans at June 30, 2003, 2002 and 2001, and the activity with respect to options for the respective years then ended:

                                    Shares        Weighted average
                                    subject to     exercise price
                                    option            per share
                                    ------            ---------

Balance at June 30, 2000             1,002             $ 6.63
Granted                                106               6.42
Exercised                              (35)              5.21
Forfeited/lapsed                      (104)              6.69
-------------------------------------------------------------
Balance at June 30, 2001               969             $ 6.66
Granted                                182               6.56
Exercised                              (27)              5.27
Forfeited                              (93)              6.33
-------------------------------------------------------------
Balance at June 30, 2002             1,031             $ 6.71
Granted                                470               9.63
Exercised                             (485)              6.98
Forfeited/lapsed                       (53)              6.66
-------------------------------------------------------------
Balance at June 30, 2003               963             $ 7.96

Options exercisable at June 30, 2003, 2002 and 2001 were 359, 674 and 537, respectively. The weighted average exercise price for options exercisable at June 30, 2003, 2002 and 2001 was $6.48, $6.93 and $6.72, respectively. At June
30, 2003,
outstanding options had expiration dates ranging from December 10, 2008 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of fair market value over the option price at the date of grant. Such charges to operations were $-0-, $-0- and $13 in fiscal 2003, 2002 and 2001, respectively. Under the 2002 Plan and the 1998 Plan, compensation is recorded for the value of restricted stock granted. There were 19, 36 and 29 shares of restricted stock granted during fiscal 2003, 2002 and 2001, respectively. Such charges to operations were $225, $214 and $199 in fiscal 2003, 2002 and 2001, respectively.

Summarized information about stock options outstanding and exercisable at June 30, 2003 was as follows:

                Outstanding                      Exercisable
     Exercise    Number of    Average   Average   Number of   Average
    Price Range    Shares     Life(1)   Price(2)    Shares    Price(2)
    -----------    ------     -------   --------    ------    --------

   $6.00 - 6.99     439         9.0      $6.14        304       $6.20
    7.00 - 8.50      55         5.6       8.28         55        8.28
    8.51 - 9.63     469         9.5       9.63          -           -

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

The per share weighted average fair value of stock options granted during 2003, 2002 and 2001 was $5.51, $2.18 and $2.22, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Risk-free
         Date of      Expected         Expected      interest     Dividend
          Grant      volatility(%)    life(years)     rate(%)      yield(%)
         -----------------------------------------------------------------------
2003
         12/05/02         40              7.5          3.79          2.22

2002
         12/06/01         20              7.5          5.46          3.25
2001
         10/25/00         20              7.5          5.68          3.08
         12/17/00         20              7.5          5.31          3.29
          3/27/01         20              7.5          5.01          3.48
          4/05/01         20              7.5          4.97          3.53
          5/08/01         20              7.5          5.24          3.45

(12) INTEREST AND OTHER INCOME
Interest and other income earned during fiscal 2003, 2002 and 2001 were comprised of the following:

                                       2003         2002        2001
                                       ----         ----        ----

Dividends                            $   139      $   196      $   128
Interest                                 458          212          468
Net gain (loss) on investments           (74)         (37)          53
Royalty income                             -            -          354
Miscellaneous                            190           39          223
                                      ------       ------       ------
                                     $   713      $   410      $ 1,226
                                      ======       ======       ======
(13) INCOME TAXES
The components of income before the provision for income taxes are as follows:

                                       2003       2002       2001
                                       ----       ----       ----
         Domestic operations        $ 4,912     $ 4,922    $ 6,503
         Foreign operations           8,454       2,456        283
                                     ------      ------     ------
                                    $13,366     $ 7,378    $ 6,786
                                     ======      ======     ======

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2003 and 2002 are presented below:

                                                       2003        2002
                                                       -----       -----
Deferred tax assets:
      Accrued environmental remediation
        liabilities not currently
        deductible                                    $  588      $  502
      Accrued retirement plan                            396         384
      Accrued compensation                               133         391
      Additional costs inventoried for
        tax purposes                                     101         120
      Allowance for doubtful accounts
        receivable                                       219         235
      Differences in depreciation of
        property and equipment                            92          73
      Differences in amortization of
        intangible assets                                 64          45
      Accrued professional services                       15          39
      Net operating loss carry forwards                5,537       1,870
                                                       -----       -----
         Total gross deferred tax assets               7,145       3,659
      Valuation allowances                            (5,537)     (1,870)
                                                       -----       -----
         Total net deferred tax assets                 1,608       1,789
                                                       -----       -----

Deferred tax liabilities:
      Unrealized gain on investments                    (107)       (139)
      Goodwill                                           (93)        (46)
                                                       -----       -----
         Total gross deferred tax
           liabilities                                  (200)       (185)
                                                       -----       -----
Net deferred tax assets                               $1,408      $1,604
                                                       =====       =====

The net change in the total valuation allowance for the year ended June 30, 2003 was an increase of $3,667 resulting from a valuation allowance recorded for net operating losses in certain foreign jurisdictions. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2003, the Company will need to generate future domestic taxable income of approximately $4,819. Domestic taxable income for fiscal 2003 and 2002 was approximately $5,288 and $4,734, respectively.

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

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in foreign operations. Determination of the amount of unrecognized deferred U.S. income tax liabilities and potential foreign tax credits is not practical to calculate because of the complexity of this hypothetical calculation.

Reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 2003, 2002 and 2001 follows:

                                           2003       2002      2001
                                           ----       ----      ----

Federal statutory tax rate                 34.0%      34.0%     34.0%
State and local taxes, net
   of Federal income tax
   benefit                                  2.2        2.6       2.7
Foreign tax rate differential              (9.9)      (4.9)      0.5
Other                                       2.9        1.3       0.2
                                           ----       ----      ----
Effective tax rate                         29.2%      33.0%     37.4%
                                           ====       ====      ====

At June 30, 2003, the Company had net operating loss carry forwards for foreign income tax purposes of approximately $19,500 which are available to offset future foreign taxable income, if any, of which $4,767 will expire from the year 2004 through the year 2007 and others which have no expiration date.

(14) Supplemental Cash Flow Information
Cash paid for interest and income taxes during fiscal 2003, 2002 and 2001 was as follows:

                                           2003       2002      2001
                                           ----       ----      ----

Interest paid                            $  560     $  586    $  248
Income taxes paid                         4,234      1,405     3,642

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

(15) RETIREMENT PLANS
The Company has retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $1,017, $895 and $864 in fiscal 2003, 2002 and 2001, respectively.

(16) SEGMENT INFORMATION
The Company, prior to fiscal 2002, was organized into six reportable segments, organized by product. Effective for the fiscal year ended June 30, 2002, the two segments formerly known as Industrial Chemicals and Organic Intermediates & Colorants have been combined into a segment called Chemicals and Colorants. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing have been combined into a segment called Health Sciences. The amounts previously reported for the former segments have been combined accordingly.

Therefore, the Company's four reportable segments, organized by product are as follows:
(1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flava, fragrance, cosmetics, metal finishing, electronics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals;
(3) Health Sciences, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, as well as products used in preparation of pharmaceuticals, primarily by major innovative drug companies and (4) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on gross profit.

                                                                        Institutional
                                                                        Sanitary
                      Agro-          Chemicals                          Supplies         Consolidated
                      chemicals     & Colorants     Health Sciences     & Other             Totals

2003
----
Net sales             $14,356         91,579            159,858              5,483         $271,276
Gross Profit          $ 4,123         12,673             29,569              2,418         $ 48,783
Unallocated
cost of sales(1)                                                                              3,487
                                                                                            -------
Net gross
 profit                                                                                    $ 45,296
                                                                                            =======
2002
----
Net sales             $13,540         90,494            120,021              5,274         $229,329
Gross Profit          $ 4,215         13,502             20,240              2,294         $ 40,251
Unallocated
cost of sales(1)                                                                              2,970
                                                                                            -------
Net gross
 profit                                                                                    $ 37,281
                                                                                            =======

2001
----
Net sales             $13,133         97,902             61,137              5,982         $178,154
Gross Profit          $ 4,943         15,529             11,948              1,562         $ 33,982
Unallocated
cost of sales(1)                                                                              5,365
                                                                                            -------
Net gross
 profit                                                                                    $ 28,617
                                                                                            =======

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales and long-lived assets by location as of and for the years ended June 30, 2003, 2002 and 2001 were as follows:


                           Net Sales                       Gross Profit           Long-Lived Assets
                           ---------                       ------------           -----------------
                   2003       2002      2001         2003      2002     2001       2003        2002
                   ----       ----      ----         ----      ----     ----       ----        ----
United States    $178,597  $163,886   $161,741     $30,030   $26,798  $26,356     $1,457      $1,731
Germany            35,219    25,729      5,926       5,671     4,494    1,005        556         445
The Netherlands     7,568     5,876      1,576       1,955     1,194      359        113         130
France             10,032    12,323      3,645       1,558     1,612      357         61          91
Asia-Pacific       39,860    21,515      5,266       6,082     3,183      540         88          35
                  -------   -------    -------      ------    ------   ------      -----       -----
Total            $271,276  $229,329   $178,154     $45,296   $37,281  $28,617     $2,275      $2,432
                  =======   =======    =======      ======    ======   ======      =====       =====

(17) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2003 and 2002 the Company had future foreign exchange contracts that have a notional amount of $3,431 and $28, respectively. The contracts have varying maturities extending to November 2003. At June 30, 2003 and 2002 the Company had not hedged open purchase commitments of approximately $51 and $1,185, respectively. For fiscal 2003, 2002 and 2001, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

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

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,199 and $1,544 as of June 30, 2003 and 2002, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was $99. The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2003 and 2002 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Australia, the United Kingdom, The Netherlands and others. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2003, five customers accounted for 17% of net trade accounts receivable. At June 30, 2002, five customers accounted for 18% of net trade accounts receivable concentration. At June 30, 2003 and 2002, the top five customers accounted for 20% and 16%, respectively, of net sales.

No single product accounted for as much as 10% of net sales in fiscal 2003, 2002 or 2001. One supplier accounted for 10% of purchases in fiscal 2003. No supplier accounted for as much as 10% of total purchases in fiscal 2002 or 2001.

During the fiscal years ended June 30, 2003 and 2002, approximately 59% and 60%, respectively, of the Company's purchases of chemicals came from Asia and approximately 29% and 25%, respectively, from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximate $10,238 and $10,378, respectively at June 30, 2003.

(18) COMMITMENTS AND CONTINGENCIES
(a) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups and may be required to make additional payments in the future.

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

(c) In 2002 a vendor made allegations that the Company breached a purchase contract. As a result, the Company recorded a liability during fiscal 2003 of $450. At June 30, 2003 the remaining liability is $450. In the opinion of management, based on its knowledge of the facts and discussions with counsel, the ultimate outcome of this allegation is not expected to have a material adverse effect on the Company's consolidated financial position, although the resolution in any reporting period of this matter could have a significant impact on the Company's results of operations for that period.

(d) The Company currently leases office facilities in the United States, The Netherlands, Germany, France, China and Singapore. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009. At June 30, 2003, the future minimum lease payments in the aggregate and for each of the five succeeding years are as follows:

           Fiscal year             Amount
           -----------             ------

              2004                $ 1,418
              2005                  1,350
              2006                  1,316
              2007                  1,212
              2008                  1,136
              Thereafter            2,941
                                   ------
                                  $ 9,373
                                   ======

Total rental expense amounted to approximately $1,444, $1,471 and $983 for fiscal 2003, 2002 and 2001, respectively.

(e) In February 2001, the Company entered into a three-year contract with a vendor, commencing September 1, 2001, to purchase specified amounts of a certain product to be sold to a customer during the life of the contract. At June 30, 2003, future minimum purchases required to be made under the contract in the aggregate and for each of the five succeeding years are as follows:

           Fiscal Year             Amount

               2004               $12,491
               2005                   835
               2006                     -
               2007                     -
               2008                     -
                  Thereafter            -
                                   ------
                                  $13,326
                                  =======

Total purchases under the contract amounted to approximately $0, $3,024 and $0 for fiscal 2003, 2002 and 2001, respectively.

(19) SETTLEMENT OF ARBITRATION
During the fourth quarter of fiscal 2001, the Company received a decision from the arbitrators regarding the claims made by the Company and previous owner of CDC. The decision denied all claims made against the Company by the previous owner and reduced the purchase price of CDC by $360. As a result the Company recorded the reduction of the outstanding liability owed to the previous owner by $360 and recorded a reduction to goodwill for the same amount. The liability was paid in full as of August 2002.

(20) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In July 2002, the FASB issued No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 will spread out the reporting of expenses related to restructurings initiated after 2002, because commitment to a plan to exit an activity or dispose of long-lived assets will no longer be enough to record a liability for the anticipated costs. Instead, companies will record exit and disposal costs when they are "incurred" and can be measured at fair value, and they will subsequently adjust the recorded liability for changes in estimated cash flows. The Company adopted the provisions of SFAS 146 as of January 1, 2003. The adoption of this statement did not have a significant impact on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148). SFAS 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation as originally defined by SFAS No. 123, "Accounting for Stock-Based Compensation." Additionally, SFAS 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The transitional requirements of SFAS 148 are effective for all financial statements for fiscal years ending after December 15, 2002. The Company adopted the disclosure portion of this statement for the fiscal quarter ended March 31, 2003. The application of the disclosure portion of this standard had no impact on the Company's consolidated financial position or results of operations. The FASB recently indicated that it will require stock-based employee compensation to be recorded as a charge to earnings pursuant to a standard on which it is currently deliberating. The FASB anticipates issuing an Exposure Draft in the fourth quarter of 2003 and a final statement in the second quarter of 2004. The Company will continue to monitor the FASB's progress on the issuance of this standard as well as evaluate the Company's position with respect to current guidance.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS No. 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity", which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity in its statement of financial position. SFAS No. 150 is effective for new or modified financial instruments beginning July 1, 2003 and for existing instruments beginning August 1, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others" ("Int. No. 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Int. No. 45 also requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The recognition and measurement provisions of Int. No. 45 are effective for all guarantees entered into or modified after December 31, 2002. The Company has not entered into any such guarantees and therefore the adoption of this standard did not impact the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("Int. No. 46") an interpretation of ARB No. 51. Int. No. 46 addresses consolidation by business enterprises of variable interest entities. Int. No. 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. Int. No. 46 applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The Company is in the process of determining the impact of implementing Int. No. 46 on its consolidated financial statements.

(21) UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2003 and 2002.

                      QUARTERLY FINANCIAL DATA (Unaudited)
                     (In thousands except per share amounts)

                               Year Ended June 30, 2003
                                     Quarter Ended

                 Sept.30,2002     Dec.31,2002     Mar.31,2003     June 30,2003
                 ------------     -----------     -----------     ------------
Net sales            $68,022         $64,633         $70,561          $68,060
Gross profit          11,245          11,006          11,794           11,251
Income before
 cumulative
 effect of
 accounting
 change                2,323           2,328           2,411            2,406
Net income               450(2)        2,328           2,411            2,406
Income before
 cumulative
 effect of
 accounting
 change per
 common share
 - diluted (1)          0.24            0.23            0.24            0.23
Net income per
  common share
  - diluted (1)(2)      0.05(2)         0.23            0.24            0.23

                              Year Ended June 30, 2002
                                    Quarter Ended

                 Sept.30,2001     Dec.31,2001     Mar.31,2002     June 30,2002
                 ------------     -----------     -----------     ------------
Net sales            $47,641         $55,365         $61,594          $64,729
Gross profit           7,246           9,466           9,757           10,812
Net income               535           1,243           1,523            1,644
Net income per
  common share
  - diluted (1)         0.05            0.13            0.15             0.17

(1) Adjusted for a 3-for-2 stock split of the common stock, paid January 2, 2003.
(2) Reflects a charge of $1,873 for a cumulative effect of an accounting change resulting from an impairment of goodwill which was determined to be required upon the Company's adoption of SFAS 142.

Net income per common share calculation for each of the quarters is based on weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.

                                                             Schedule II


                       ACETO CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                For the Years Ended June 30, 2003, 2002 and 2001
                             (dollars in thousands)

                                           Charged
                              Balance at   to costs   Charged                Balance
                               beginning   and        to other               at end
       Description              of year    expenses   accounts   Deductions  of year
       -----------            ----------   --------   --------   ----------  -------
Year ended June 30, 2003:
  Allowance for doubtful
     accounts                   $ 657       $ 446         -       $ 164(a)    $ 939
                                  ===         ===                   ===         ===

Year ended June 30, 2002:
  Allowance for doubtful
     accounts                   $ 316       $ 566         -       $ 225(a)    $ 657
                                  ===         ===                   ===         ===

Year ended June 30, 2001:
  Allowance for doubtful
     accounts                   $ 239       $ 307         -       $ 230(a)    $ 316
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

 10.14 Credit Agreement between Aceto Corporation and Subsidiaries and JPMorgan Chase Bank dated May 10, 2002 (incorporated by reference to
          Exhibit 10.14 to the Company's report on Form 10-K for the year ended June 30, 2002).

 21*      Subsidiaries of the Company.

 23*      Consent of KPMG LLP.

 31.1* Certification by CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

 31.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1* Certification by CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 32.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


*Filed herewith

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION


By  /s/ Leonard S. Schwartz
    -----------------------
     Leonard S. Schwartz
     Chairman, President
     and Chief Executive Officer

Date:   September 26, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                             Title                         Date
----------                             -----                         ----

/s/ Leonard S. Schwartz       Chairman, President and               9-26-03
-----------------------       Chief Executive Officer
Leonard S. Schwartz           (Principal Executive Officer)

/s/ Douglas Roth              Secretary/Treasurer and               9-26-03
-----------------------       Chief Financial Officer
Douglas Roth                  (Principal Financial and
                              Accounting Officer)

/s/ Stanley Fischer           Director                              9-26-03
-----------------------
Stanley Fischer

/s/ Samuel I. Hendler         Director                              9-26-03
-----------------------
Samuel I. Hendler

/s/ Robert Wiesen             Director                              9-26-03
-----------------------
Robert Wiesen

/s/ Ira S. Kallem             Director                              9-26-03
-----------------------
Ira S. Kallem

/s/ Albert L. Eilender        Director                              9-26-03
-----------------------
Albert L. Eilender

/s/ Hans C. Noetzli           Director                              9-26-03
-----------------------
Hans C. Noetzli