Form 10-K/A
period 2003-06-30
ACETO CORP
filed 2003-10-21
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                ----------------
                                   FORM 10-K/A


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

                                EXPLANATORY NOTE

     This Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 filed with the Commission on September 26, 2003 is being filed for the sole purpose of correcting certain information contained in Item 6: Selected Financial Data that was not appropriately adjusted for the Company's 3-for-2 split in the form of a 50 percent common stock dividend declared in December 2002. Specifically, our Form 10-K is hereby amended to state correctly in Item 6 the number of common shares outstanding and the book value per common share on June 30, 2001, June 30, 2000 and June 30, 1999. No other change has been made to the Company's original Annual Report on Form 10-K, and the information contained therein has not been updated.

                       ACETO CORPORATION AND SUBSIDIARIES
                                   FORM 10-K/A
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2003


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
--------------------------- ------------------- ---------------------- -----------------------


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

                 (In thousands, except per share amounts)

Years Ended June 30                      2003         2002          2001            2000        1999
-------------------                      ----         ----          ----            ----        ----

Net sales                            $271,276     $229,329      $178,154 (1)    $185,308    $169,725

Income before
cumulative effect of
accounting change                       9,468        4,945         4,245           6,344       6,091

Net income                              7,595        4,945         4,245           6,344       6,091

Income before
cumulative effect of
accounting change per
share - diluted (2)                  $   0.94     $   0.50      $   0.46        $   0.67    $   0.60

Net income per
 common share -
 diluted (2)                         $   0.75     $   0.50      $   0.46        $   0.67    $   0.60

Total assets                          123,519      115,703       105,173          88,081      86,159

Working capital                        71,628       58,311        55,259          50,270      49,459

Long-term
 liabilities                                -            -           671             908         925

Redeemable preferred
 Stock                                      -            -             -               -         750

Shareholders' equity                   84,569       73,290        69,203          63,604      63,982

Number of common
 shares outstanding
 at year end (2)                       10,286        9,825         9,795           9,326       9,708

Book value per
 common share (2)                    $   8.22     $   7.46      $   7.07        $   6.82    $   6.59

Cash dividends per
 common share (2)                    $   0.23     $   0.21      $   0.21        $   0.20    $   0.17


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

      21*      Subsidiaries of the Company.

      23*      Consent of KPMG LLP.

      31.1**   Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2** Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1**   Certification by CEO Leonard S. Schwartz pursuant to U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2** Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------
* Incorporated by reference to the Company's Form 10-K filed on September 26, 2003.

** Filed herewith

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

 21*      Subsidiaries of the Company.

 23*      Consent of KPMG LLP.


 31.1** Certification by CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

 31.2** Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 32.1** Certification by CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

 32.2** Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Company's Form 10-K filed on September 26, 2003.

** Filed herewith

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


Date:   October 21, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                             Title                         Date
----------                             -----                         ----

/s/ Leonard S. Schwartz       Chairman, President and              10-21-03
-----------------------       Chief Executive Officer
Leonard S. Schwartz           (Principal Executive Officer)

/s/ Douglas Roth              Secretary/Treasurer and              10-21-03
-----------------------       Chief Financial Officer
Douglas Roth                  (Principal Financial and
                              Accounting Officer)

/s/ Stanley Fischer           Director                             10-21-03
-----------------------
Stanley Fischer

/s/ Samuel I. Hendler         Director                             10-21-03
-----------------------
Samuel I. Hendler

/s/ Robert Wiesen             Director                             10-21-03
-----------------------
Robert Wiesen

/s/ Ira S. Kallem             Director                             10-21-03
-----------------------
Ira S. Kallem

/s/ Albert L. Eilender        Director                             10-21-03
-----------------------
Albert L. Eilender

/s/ Hans C. Noetzli           Director                             10-21-03
-----------------------
Hans C. Noetzli