Form 10-Q
period 2003-09-30
ACETO CORP
filed 2003-11-12
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2003
                                               ------------------
                          Commission file number 0-4217
                                                 ------

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

The Registrant has 10,381,768 shares of common stock outstanding as of November 10, 2003.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2003 and June 30, 2003

         Consolidated Statements of Income - Three Months Ended
         September 30, 2003 and 2002

         Consolidated Statements of Cash Flows - Three Months Ended September 30, 2003 and 2002

         Notes to Consolidated Financial Statements

         Independent Accountants' Review Report

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications

         Index to Exhibits

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                 (In thousands)

                                                    (Unaudited)
                                                     Sept. 30,       June 30,
                                                        2003           2003
                                                        ----           ----

ASSETS
------

Current assets:
 Cash and cash equivalents                            $ 25,716       $ 20,263
 Short-term investments                                    861            877
 Receivables:
   Trade, less allowance for doubtful accounts:
   (Sept., $1,100; June, $939)                          46,484         43,841
   Other                                                 1,502          1,320
                                                      --------       --------
                                                        47,986         45,161

 Inventory                                              36,507         41,696
 Prepaid expenses and other current assets               1,310          1,015
 Income taxes receivable                                   190            939
 Deferred income tax benefit, net                          301            301
 Property held for sale                                    326            326
                                                      --------       --------
     Total current assets                              113,197        110,578

Long-term notes receivable                                 904          1,017

Property and equipment:
 Machinery and equipment                                 1,298          1,244
 Leasehold improvements                                  1,146          1,143
 Computer equipment and software                         2,589          2,540
 Furniture and fixtures                                    678            667
 Automobiles                                               365            362
                                                      --------       --------
                                                         6,076          5,956
 Less accumulated depreciation and amortization          3,800          3,681
                                                      --------       --------
                                                         2,276          2,275


Goodwill                                                 7,716          7,783
Deferred income tax benefit                              1,107          1,107
Other assets                                               704            759
                                                      --------       --------

Total Assets                                          $125,904       $123,519
                                                      ========       ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)

                                                    (Unaudited)
                                                      Sept. 30,        June 30,
                                                        2003             2003
                                                        ----             ----

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Drafts and acceptances payable                     $     835        $   1,315
  Short-term bank loans                                  2,777            3,286
  Accounts payable                                      16,477           17,372
  Accrued merchandise purchases                          6,893            4,048
  Accrued compensation                                   3,336            4,117
  Accrued environmental remediation                      1,550            1,550
  Other accrued expenses                                 5,654            7,262
                                                     ---------        ---------
          Total current liabilities                     37,522           38,950

Shareholders' equity:
  Common stock,$.01 par value;
     Authorized: 20,000,000 shares
     Issued:      Sept., 12,292,684 shares
                  June,  12,292,684 shares
     Outstanding: Sept., 10,344,568 shares
                  June,  10,286,175 shares                 123              123
  Capital in excess of par value                        57,147           57,100
  Retained earnings                                     49,261           46,142
  Treasury stock, at cost:
     Sept., 1,948,116 shares
     June,  2,006,509 shares                           (19,258)         (19,836)
  Accumulated other comprehensive income                 1,109            1,040
                                                     ---------        ---------

          Total shareholders' equity                    88,382           84,569
                                                     ---------        ---------

Commitments and contingencies

Total liabilities and shareholders' equity           $ 125,904        $ 123,519
                                                     =========        =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)

                                                            (Unaudited)
                                                         Three Months Ended
                                                              Sept. 30
                                                              --------

                                                        2003             2002
                                                        ----             ----

Net sales                                             $ 72,337         $ 68,022
Cost of sales                                           60,013           56,777
                                                      --------         --------
   Gross profit                                         12,324           11,245

Selling, general and administrative
   expenses                                              8,127            7,661
                                                      --------         --------
   Operating income                                      4,197            3,584

Other income (expense):
    Interest expense                                       (20)             (78)
    Interest and other income (expense)                    377             (116)
                                                      --------         --------
                                                           357             (194)
                                                      --------         --------

Income before income taxes and
 cumulative effect of accounting change                  4,554            3,390
Provision for income taxes                               1,435            1,067
                                                      --------         --------
Income before cumulative effect of
   accounting change                                     3,119            2,323

Cumulative effect of accounting change (b)                  --            1,873
                                                      --------         --------
Net income                                            $  3,119         $    450
                                                      ========         ========

Basic income per common share (a):
  Income before accounting change                     $   0.30         $   0.24
  Cumulative effect of accounting change                    --             0.19
                                                      --------         --------
  Net income                                          $   0.30         $   0.05
                                                      ========         ========

Diluted income per common share (a):
  Income before accounting change                     $   0.29         $   0.24
  Cumulative effect of accounting change                    --             0.19
                                                      --------         --------
  Net income                                          $   0.29         $   0.05
                                                      ========         ========
Weighted average shares outstanding (a):
         Basic                                          10,329            9,801
         Diluted                                        10,646            9,855

(a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003.

(b) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period (note 9).

See accompanying notes to consolidated financial statements.


                            ACETO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                                      (Unaudited)
                                                                  Three Months Ended
                                                                       Sept. 30
                                                                       --------
                                                                 2003            2002
                                                                 ----            ----
Operating activities:
  Net income                                                   $  3,119        $    450
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Cumulative effect of accounting change                      --           1,873
         Depreciation and amortization                              238             248
         Provision for doubtful accounts                            187             224
         Foreign currency translation adjustment                     69            (102)
         Gain on sale of assets                                      --            (291)
         Income tax benefit on exercise of stock options            181              --
         Changes in assets and liabilities:
           Investments - trading securities                          16             197
           Trade accounts receivable                             (2,830)          2,103
           Other receivables                                       (187)            202
           Inventory                                              5,189          (1,920)
           Income taxes receivable                                  749              --
           Prepaid expenses and other current assets               (295)             44
           Other assets                                              67              60
           Drafts and acceptances payable                          (480)         (2,890)
           Accounts payable                                        (895)          1,303
           Accrued merchandise purchases                          2,845            (589)
           Accrued compensation                                    (781)           (311)
           Accrued income taxes                                      --             471
           Other accrued expenses and long
             term liabilities                                    (1,608)            (92)
                                                               --------        --------
Net cash provided by operating activities                         5,584             980
                                                               --------        --------

Investing activities:
  Payments received on notes receivable                             118              22
  Proceeds from sale of property, net of closing costs               --             173
  Purchases of property and equipment                              (184)           (141)
                                                               --------        --------
Net cash (used in) provided by investing activities                 (66)             54
                                                               --------        --------

Financing activities:
  Payments of current installments of long-term
    liabilities                                                      --            (105)
  Proceeds from exercise of stock options                           318              16
  Payments for purchases of treasury stock                           --             (39)
  Issuance of treasury stock to employees                           126              56
  Payments of short-term bank loans                                (509)           (504)
                                                               --------        --------
  Net cash used in financing activities                             (65)           (576)
                                                               --------        --------

Net increase in cash                                              5,453             458
Cash at beginning of period                                      20,263          14,255
                                                               --------        --------
Cash at end of period                                          $ 25,716        $ 14,713
                                                               ========        ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Aceto Corporation and subsidiaries (the Company) included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; environmental matters; income taxes and other contingencies.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K/A for the year ended June 30, 2003.

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

NOTE 3:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the three months ended September 30, 2003 and 2002 was as follows:

                                      2003             2002
                                      ----             ----

          Interest paid             $    5           $   80
          Income taxes paid            441              574

Non-cash transactions:
During the quarter ended September 30, 2002 the Company entered into a mortgage note in the amount of $412 for the sale of property held for sale.

NOTE 4:  SEGMENT INFORMATION
The Company, prior to fiscal 2003, was organized into five reportable segments, organized by product. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing were combined into a segment called Health Sciences. The amounts previously reported for the former segments have been combined accordingly.

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


                              Three Months Ended September 30, 2003 and 2002


                                                                          Institutional
                                                                          Sanitary
                        Agro-           Chemicals &        Health         Supplies &         Consolidated
                        Chemicals       Colorants          Sciences       Other              Totals
                        ---------       ---------          --------       ------------       ------------
   2003
   ----
   Net sales               $2,789          23,141            45,007             1,400            $ 72,337
   Gross profit               680           3,453             8,748               587              13,468
   Unallocated
   Cost of sales (1)                                                                                1,144
                                                                                                 --------
   Net gross profit                                                                              $ 12,324
                                                                                                 ========



   2002
   ----
   Net sales               $1,609          22,319            42,624             1,470            $ 68,022
   Gross profit               323           3,317             7,704               660              12,004
   Unallocated
   cost of sales (1)                                                                                  759
                                                                                                 --------
   Net gross profit                                                                              $ 11,245
                                                                                                 ========

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales, gross profit and long-lived assets by location as of and for the three months ended September 30, 2003 and 2002 were as follows:

                             Net Sales                          Gross Profit
                             ---------                          ------------

                        Three Months Ended                  Three Months Ended
                             Sept. 30,                            Sept. 30,
                       2003           2002                  2003          2002
                       ----           ----                  ----          ----

United States        $ 44,292       $ 44,273              $  7,283      $  7,053
Germany                 8,796          7,505                 1,702         1,200
The Netherlands         2,295          2,227                   467           495
France                  2,195          2,430                   370           437
Asia-Pacific           14,759         11,587                 2,502         2,060
                     --------       --------              --------      --------

Total                $ 72,337       $ 68,022              $ 12,324      $ 11,245
                     ========       ========              ========      ========



                                           Long-Lived Assets
                                           -----------------

                                     Sept. 30,            June 30,
                                       2003                 2003
                                       ----                 ----

United States                         $1,406               $1,457
Germany                                  535                  556
The Netherlands                          140                  113
France                                   108                   61
Asia-Pacific                              87                   88
                                      ------               ------

Total                                 $2,276               $2,275
                                      ======               ======


NOTE 5:  INVENTORY

Inventory consists of the following:

                                     Sept. 30,            June 30,
                                       2003                 2003
                                       ----                 ----

Finished goods                       $36,064              $41,221
Work in process                          147                  157
Raw materials                            296                  318
                                     -------              -------
         Total                       $36,507              $41,696
                                     =======              =======

NOTE 6:  NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per common share computation for net income follows:

                                                     Three Months Ended
                                                         Sept. 30,
                                                     2003          2002
                                                     ----          ----
Income before cumulative effect
  of accounting change                             $ 3,119       $ 2,323
Cumulative effect of accounting
  change                                                 -         1,873

Net income available for common                     ------        ------
  shareholders                                     $ 3,119       $   450
                                                    ======        ======
Weighted average common shares
 (basic)(a)                                         10,329         9,801
Effect of dilutive
securities:
  Stock options (a)                                    317            54
                                                    ------        ------

Weighted average common and
  potential common shares
  outstanding (diluted)(a)                          10,646         9,855
                                                    ======        ======

Basic income per common share(a):
Income before cumulative effect
  of accounting change                             $  0.30       $  0.24
Cumulative effect of accounting
  change (b)                                             -          0.19
                                                    ------        ------
Net income                                         $  0.30       $  0.05
                                                    ======        ======

Diluted income per common share(a):
Income before cumulative effect
  of accounting change                             $  0.29       $  0.24
Cumulative effect of accounting
  change                                                 -          0.19
                                                    ------        ------
Net income                                         $  0.29       $  0.05
                                                    =======       ======

(a) Share and per share information have been adjusted for a 3-for-2 split of the common stock, paid January 2, 2003 (note 2).

(b) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period (note 9).

Employee stock options of 0 and 191 for the three months ended September 30, 2003 and 2002, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

On August 5, 2003 the Company granted approximately 164 options under the 2002 Stock Option Plan to employees and directors. The exercise price per share was equal to the fair market value of Aceto common stock on the date of issuance.

NOTE 7:  COMPREHENSIVE INCOME
The components of comprehensive income were as follows:

                                    Three Months Ended
                                         Sept. 30,
                                    2003          2002
                                    ----          ----
Comprehensive income:
 Net income                        $3,119        $  450
Foreign currency
 translation adjustment                69          (102)
                                    -----         ------

         Total                     $3,188        $  348
                                    =====         =====

NOTE 8:  RECLASSIFICATIONS
Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

NOTE 9:  BUSINESS COMBINATIONS AND GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted the provisions of SFAS 141 and 142 as of July 1, 2002. The Company has evaluated its existing goodwill that was acquired in prior purchase business combinations and has determined that no adjustment or reclassification to intangible assets at July 1, 2002 is required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

As of September 30, 2003 and June 30, 2003, the Company had intangible assets subject to amortization of $1,020 and $1,020, respectively, and related accumulated amortization of $663 and $608, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $55 and $65 for the three months ended September 30, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended September 30, 2004 through September 30, 2006 are as follows: 2004: $177; 2005: $120; 2006: $60.

As required by SFAS 142, the Company performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873 which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the three months ended September 30, 2002. Under SFAS 142, goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The Company estimated the fair value of its reporting units by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies.

The Company's $1,873 impairment charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"). CDC was acquired by the Company during fiscal 1999. Due to an increase in competition from local sanitary supply companies in the markets CDC operates in, recent operating profits and cash flows were lower than expected. Based on that trend, the earnings forecast for the next five years was revised and a goodwill impairment charge of $1,873 was recognized in the CDC reporting unit. The fair value of that reporting unit was determined by using a combination of discounted cash flow analyses and comparisons with the market values of similar publicly-traded companies. The revised fair value of this unit was allocated to the assets and liabilities of the business unit to arrive at an implied fair value of goodwill, based upon known facts and circumstances, as if the acquisition occurred currently. Due to the timing of the completion of the Company's impairment test, the $1,873 goodwill impairment charge was recorded as a cumulative effect of accounting change in the quarter ended December 31, 2002. However, in accordance with SFAS 142, any impairment loss resulting from the completion of the transitional impairment test of goodwill will be recognized as a cumulative effect of an accounting change and will be recognized in the first interim reporting period. Thus, the impairment charge of $1,873 has been reflected as a cumulative effect of an accounting change for the quarter ended September 30, 2002.

During the three months ended September 30, 2003, the Company reduced goodwill in the amount of $67 as a result of the utilization of certain net operating loss carry-forwards that were previously reserved for in purchase accounting. The following table displays a roll forward of the carrying amount of goodwill for the three months ended September 30, 2003, by business segment:

                                               Institutional
                                               Sanitary
                                               Supplies &        Consolidated
                       Health Sciences         Other                Totals
                       ---------------         -------------        ------
Balance at 6/30/03
                                $6,838           $945               $7,783

Adjustment for tax
savings from
acquired NOL                       (67)             -                  (67)
                                 -----            ---                -----

Balance at 9/30/03              $6,771           $945               $7,716
                                 =====            ===                =====

NOTE 10:  EMPLOYEE STOCK BASED COMPENSATION
As of September 30, 2003, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K/A for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Since the Company has issued all stock grants at market value, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted during fiscal 2003 the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented.

                                                Three Months Ended
                                                   September 30
                                                2003          2002
                                                ----          ----

Net income attributable
  to common stock, as reported                 $3,119        $  450
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects                            (256)         (184)
                                                -----         -----

Net income - Pro forma                         $2,863        $  266
                                                =====         =====

Income per common share:
  Basic - as reported                          $ 0.30        $ 0.05
  Basic - pro forma                            $ 0.28        $ 0.03

  Diluted - as reported                        $ 0.29        $ 0.05
  Diluted - pro forma                          $ 0.27        $ 0.03


NOTE 11:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities as defined in the Interpretation. In October 2003, the FASB, with the issuance of its proposed Interpretation, "Consolidation of Variable Interest Entities: A Modification of FASB Interpretation No. 46", proposed significant changes in how companies identify variable interest entities and determine who should consolidate them under FIN 46. The proposed Interpretation of FIN 46 would clarify a number of provisions and relax certain of its requirements. Other changes being proposed would make it more likely that potential variable interest entities are identified and consolidated, and some would add difficult judgments. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired prior to February 1, 2003, the provision of FIN 46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended December 31, 2003. FIN 46 is being evaluated to determine what impact, if any, the adoption of this provision of FIN 46 will have on the Company's financial condition or results of operation.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2003, the related condensed consolidated statements of income for the three months ended September 30, 2003 and 2002, and the related condensed consolidated statements of cash flows for the three months ended September 30, 2003 and 2002. These condensed consolidated financial statements are the responsibility of the Company's management.

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

As discussed in note 9 to the condensed consolidated financial statements, Aceto Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of July 1, 2002.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 2003, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


Melville, New York
November 12, 2003

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

CRITICAL ACCOUNTING POLICIES

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, environmental contingencies and income taxes. The Company bases its estimates on various factors including historical experience, consultation and advice from third party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

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

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective July 1, 2002. As required by SFAS 142, the Company upon adoption performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the three months ended September 30, 2002. Also required by SFAS 142, on an annual basis, the Company tests goodwill and other intangible assets for impairment. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, the Company utilizes the assistance of a third-party valuation firm, as necessary, to help evaluate recorded goodwill. If the estimates or their related assumptions used by the Company change in the future, the Company may be required to record impairment charges for these assets.

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

As of September 30, 2003, the Company has current net deferred tax assets of $301 and non-current net deferred tax assets of $1,107. These net deferred tax assets have been recorded based on the Company having sufficient future earnings in order to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. Included in net deferred tax assets is a valuation allowance of approximately $5,537, which relates to foreign tax loss carryforwards not utilized to date. Management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on the Company's assessments, no additional valuation allowance is required. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, the Company provides reserves for Federal, state and international tax exposures relating to audits, planning initiatives, and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002


                              Net Sales By Segment

                        Three Months Ended September 30,
                             (Dollars in thousands)


Segment                             2003                             2002
                                    ----                             ----

                                          % of                            % of
                          $ thousand      total           $ thousand      total
                          ----------      -----           ----------      -----

Agrochemicals              $ 2,789         3.9%            $ 1,609         2.4%

Chemicals &
Colorants                   23,141        32.0              22,319        32.8

Health Sciences             45,007        62.2              42,624        62.7

Institutional
Sanitary
Supplies & Other             1,400         1.9               1,470         2.1
                           -------        -----            -------       ------

TOTAL NET SALES            $72,337       100.0%            $68,022       100.0%
                           =======       ======            =======       ======

                             Gross Profit By Segment
                        Three Months Ended September 30,


Segment                             2003                             2002
                                    ----                             ----

                                          % of                            % of
                          $ thousand      total           $ thousand      total
                          ----------      -----           ----------      -----

Agrochemicals              $   680         5.1%            $   323         2.7%

Chemicals &
Colorants                    3,453        25.6               3,317        27.6

Health Sciences              8,748        65.0               7,704        64.2

Institutional
Sanitary
Supplies & Other               587         4.3                 660         5.5
                            ------       ------             ------       ------

TOTAL GROSS
PROFIT BY
SEGMENT                    $13,468       100.0%            $12,004       100.0%
                                         ======                          ======


UNALLOCATED
COST OF
SALES (1)                    1,144                             759
                            ------                          ------

NET GROSS PROFIT           $12,324                         $11,245
                           =======                         =======

(1) Represents freight and storage costs that are not allocated to a segment.

SALES AND GROSS PROFIT:
Net sales for the three months ended September 30, 2003 increased $4,315 or 6.3%, to $72,337 compared with $68,022 for the same period last year. The Company reported particularly strong sales and gross profit for the three months ended September 30, 2003 from its Health Sciences segment as explained below. This segment accounted for 55.2% and 71.3% of the overall increase in sales and gross profit, respectively. Net sales for the other three segments combined were up $1,932 or 7.6% for the three months ended September 30, 2003.

The Health Sciences segment's sales were $45,007 in the current quarter versus $42,624 last year, an increase of $2,383 or 5.6%. A majority of the increase resulted from follow up shipments of several generic pharmaceutical products which were launched in fiscal 2003 and sold to companies who have received recent approval to market these products. The increase was also attributable to increased sales volume from an expanded distribution agreement with a major supplier which allows for the sale of additional products into new markets.

The Chemicals & Colorants segment reported a marginal increase in sales of $822 or 3.7%, to $23,141 in the current quarter as compared to $22,319 last year. The increase is attributable to an increase in sales from several new products which was partially offset by lower sales this quarter from a particular customer.

Agrochemicals sales were $2,789 in the current quarter compared to $1,609 last year, an increase of $1,180 or 73.3%. The increase was mainly attributable to significantly higher volume for two products.

Institutional Sanitary Supplies & Other sales were $1,400 versus $1,470 last year, a decrease of $70 or 4.8%. This was a result of decreased demand for these product lines.

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1,464 or 12.2% to $13,468 from $12,004. The Health Sciences segment made the largest contribution to the overall improvement as it accounted for $1,044 or 71.3% of the overall increase.

The gross profit resulting from the Health Sciences segment amounted to $8,748 or 19.4% this year versus $7,704 or 18.1% in the prior year's quarter. Gross profit improvement was mainly attributable to the sales of several generic pharmaceutical products as described above in the sales comments. These products provided substantial increases in gross profit dollars at higher gross margin rates. Gross profit improvement was also attributable to the increased volume from an expanded distribution agreement with a major supplier for new products in both existing and new markets. However, gross profit margins and dollars for nutritionals reflected decreases this year as a result of product mix and pricing pressures.

The Chemicals & Colorants segment's gross profit of $3,453 increased $136 or 4.1% over last year's $3,317. Gross profit, as a percentage of sales, was flat at 14.9%. The increase in gross profit dollars is primarily a result of increased sales volume from several new products and existing product mix.

The Agrochemicals segment reported an increase in gross profit of $357 or 110.5% to $680 in the quarter ended September 30, 2003 versus $323 last year. Gross margin was 24.4% this quarter versus 20.1% last year. The gross profit contribution resulting from the large increase in sales from several products discussed above and an unusually large increase in packaging costs, due to a change in the way a specific product is applied, during last year's first quarter were the main reasons for the increase in gross margins and profit dollars.

Institutional Sanitary Supplies and Other gross profit was $587 or 41.9% this quarter versus $660 or 44.9% last year. Higher raw materials costs and overhead and overall product mix were the reasons for the lower margins this quarter.

Unallocated cost of sales increased to $1,144 from $759, or 50.7%. The higher costs were mainly a result of increased sales and shipments to customers and higher costs of inbound shipments of goods and deliveries to customers partially caused by increased fuel costs.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A")increased $466 or 6.1% to $8,127 for the quarter ended September 30, 2003 from $7,661 in last year's first quarter. As a percentage of sales, SG&A decreased to 11.2% in the first three months of fiscal 2004 versus 11.3% for the comparable period in fiscal 2003. SG&A increased primarily due to overall increases in employee wages and fringe benefit costs as well as overall inflationary cost increases. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 11.7% last year. SG&A grew at a slower rate (6.1%) than sales (6.3%) over the current year's three months which resulted in the decrease in SG&A as a percentage of sales.

OPERATING INCOME
For the quarter ended September 30, 2003 the operating income was $4,197 compared to $3,584, an increase of $613 or 17.1%. This increase was primarily due to the overall increase in gross profit of $1,079, with the main contribution of $1,044 coming from the Health Sciences segment, which was partially offset by higher SG&A expenses of $466.

INTEREST AND OTHER INCOME (EXPENSE)
Interest expense for the current quarter was $20 versus $78 in the prior year. The decrease was attributable to lower levels of debt experienced this year versus last year.

Interest and other income (expense) for the current quarter was $377 as compared to an expense of ($116) last year. During the current quarter, the Company received a payment for $395 versus $34 in last year's quarter regarding a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China. Also, the loss on marketable securities in the current quarter was only $16 versus a loss of $197 in last year's first quarter.

PROVISION FOR INCOME TAXES
The effective tax rate remained constant at 31.5% for the three months ended September 30, 2003 and 2002.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The quarter ended September 30, 2003 includes a one-time charge of $1,873, or $0.19 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supply segment. The one-time charge for CDC was primarily due to recent operating profits and cash flows being lower than expected due to increased competition from local sanitary supply companies in the markets CDC operates.

LIQUIDITY AND CAPITAL RESOURCES:
At September 30, 2003, the Company had $25,716 in cash, $861 in short-term investments and $2,777 of short-term bank loans. Working capital was $75,675 at September 30, 2003 versus $71,628 at June 30, 2003.

The Company's cash position at September 30, 2003 increased $5,453 from the June 30, 2003 level. Operating activities provided cash of $5,584 primarily from net income of $3,119, a reduction in inventory of $5,189 and an increase in accrued merchandise purchases of $2,845 partially offset by an increase in accounts receivable of $2,830 and decreases in accounts payable of $895, accrued compensation of $781 and other accrued expenses and long term liabilities of $1,608.

Investing activities used cash of $66, primarily from $184 of capital expenditures offset by payments received on notes receivable of $118. Financing activities used cash of $65 primarily as a result of payments of short-term bank loans of $509 offset by proceeds from the exercise of stock options of $318 and the issuance of treasury stock to employees of $126.

The Company has credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $16,816) of which $2,777 was utilized as of September 30, 2003. The Company is not subject to any financial covenants under these arrangements. Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At September 30, 2003, the Company utilized $1,487 in letters of credit leaving an unused facility of $13,513. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at September 30, 2003.

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

The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At September 30, 2003, the Company has no significant obligations for capital expenditures. At September 30, 2003, contractual cash obligations and other commercial commitments are as follows:

                                                    Payments Due and/or
                                                   Amount of Commitment
                                                   Expiration Per Period
                                                   ---------------------

                                            Less Than       1-3           4-5           After
                               Total        1 Year          Years         Years         5 Years
                               -----        ------          -----         -----         -------
Long-term liabilities/
bank loans                     $ 2,777         $2,777       $    -        $    -        $     -

Operating leases                 9,075          1,418        2,660         2,347          2,650

Commercial letters of credit     1,487          1,487            -             -              -

Standby letters of credit          123            123            -             -              -

Unconditional purchase
obligations                     24,166         24,166            -             -              -
                               -------        -------       ------        ------         ------

Total                          $37,628        $29,971       $2,660        $2,347         $2,650
                               =======        =======       ======        ======         ======

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") an interpretation of ARB No. 51. FIN 46 addresses consolidation by business enterprises of variable interest entities as defined in the Interpretation. In October 2003, the FASB, with the issuance of its proposed Interpretation, "Consolidation of Variable Interest Entities: A Modification of FASB Interpretation No. 46", proposed significant changes in how companies identify variable interest entities and determine who should consolidate them under FIN 46. The proposed Interpretation of FIN 46 would clarify a number of provisions and relax certain of its requirements. Other changes being proposed would make it more likely that potential variable interest entities are identified and consolidated, and some would add difficult judgments. FIN 46 applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as revised, must be applied for the first interim or annual period ending after December 15, 2003. Accordingly, the Company will adopt this provision of FIN 46 during the quarter ended December 31, 2003. FIN 46 is being evaluated to determine what impact, if any, the adoption of this provision of FIN 46 will have on the Company's financial condition or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at September 30, 2003 of $861, which consists solely of corporate securities and are recorded at fair value have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $86 as of September 30, 2003. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2003, the Company had foreign currency contracts outstanding that have a notional amount of $3,584. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2003 was $185.

In addition, the Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003, the Company entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, U.S. dollar-fixed principal and interest payments to be received under an inter-company loan will be swapped for EURO denominated fixed principal and interest payments. The fair market value of the swap at September 30, 2003 was $(205). The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of September 30, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of September 30, 2003.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On September 30, 2003, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of September 30, 2003, amounts to $111. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Securities and Exchange Commission rules, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our management, including our principal executive officer and principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no significant changes to our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

           31.1 Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

           31.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K.

                    The Company did not file any reports on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ACETO CORPORATION


DATE    November 12, 2003           BY (signed) / by Douglas Roth
     ------------------------------   ----------------------------------------
                                      Douglas Roth, Chief Financial Officer


DATE    November 12, 2003           BY (signed) / by Leonard S. Schwartz
     ------------------------------   ----------------------------------
                                      Leonard S. Schwartz, Chairman,
                                      President and Chief Executive Officer