Form 10-Q
period 2003-12-31
ACETO CORP
filed 2004-02-17
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2003
                          Commission file number 0-4217


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

The registrant has 15,855,155 shares of common stock, par value $.01, outstanding as of February 9, 2004.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - As of December 31, 2003 (unaudited) and June 30, 2003

         Consolidated Statements of Income (unaudited) - For the Six Months Ended December 31, 2003 and 2002

         Consolidated Statements of Income (unaudited) - For the Three Months Ended December 31, 2003 and 2002

         Consolidated Statements of Cash Flows (unaudited) - For the Six Months Ended December 31, 2003 and 2002

         Notes to Consolidated Financial Statements (unaudited)

         Independent Accountants' Review Report

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Securities Holders

Item 6.  Exhibits and Reports on Form 8-K

         Signatures

         Certifications

         Index to Exhibits

                          PART I. FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                        Dec. 31,       June 30,
                                                         2003            2003
                                                         ----            ----
                                                      (Unaudited)

ASSETS
------

Current assets:
 Cash and cash equivalents                              $ 31,927      $ 20,263
 Short-term investments                                      994           877
 Receivables:
   Trade, less allowance for doubtful accounts
   (Dec., $724; June, $939):                              47,375        43,841
   Other                                                   1,945         1,320
                                                        --------      --------
                                                          49,320        45,161

 Inventory                                                41,083        41,696
 Prepaid expenses and other current assets                 1,257         1,015
 Income taxes receivable                                      --           939
 Deferred income tax benefit, net                            301           301
                                                        --------      --------
     Total current assets                                124,882       110,252

Long-term notes receivable                                   795         1,017

Property and equipment:
 Machinery and equipment                                   1,378         1,244
 Leasehold improvements                                    1,163         1,143
 Computer equipment and software                           2,745         2,540
 Furniture and fixtures                                      698           667
 Automobiles                                                 407           362
 Land and land improvements                                  326           326
                                                        --------      --------
                                                           6,717         6,282
Less accumulated depreciation and amortization             4,077         3,681
                                                        --------      --------
                                                           2,640         2,601


Goodwill                                                  10,766         7,783
Deferred income tax benefit                                1,107         1,107
Other assets                                                 637           759
                                                        --------      --------

Total assets                                            $140,827      $123,519
                                                        ========      ========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                        Dec. 31,       June 30,
                                                         2003            2003
                                                         ----            ----
                                                      (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Drafts and acceptances payable                      $   1,712       $   1,315
  Short-term bank loans                                   1,130           3,286
  Accounts payable                                       21,458          17,372
  Accrued merchandise purchases                           6,973           4,048
  Accrued compensation                                    3,900           4,117
  Accrued environmental remediation                       1,550           1,550
  Accrued income taxes                                    1,333              --
  Other accrued expenses                                  9,566           7,262
                                                      ---------       ---------
          Total current liabilities                      47,622          38,950


Shareholders' equity:
  Common stock,$.01 par value:
     Authorized:  Dec., 40,000,000 shares
                  June, 20,000,000 shares
     Issued:      Dec., 17,570,579 shares
                  June, 17,570,579 shares
     Outstanding: Dec., 15,845,975 shares
                  June, 15,564,070 shares                   176             176
  Capital in excess of par value                         57,278          57,047
  Retained earnings                                      50,867          46,142
  Treasury stock, at cost:
     Dec., 1,724,604 shares
     June, 2,006,509 shares                             (17,048)        (19,836)
  Accumulated other comprehensive income                  1,932           1,040
                                                      ---------       ---------

          Total shareholders' equity                     93,205          84,569
                                                      ---------       ---------

Commitments and contingencies

Total liabilities and shareholders' equity            $ 140,827       $ 123,519
                                                      =========       =========


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                            Six Months Ended
                                                                Dec. 31,
                                                                --------
                                                              (Unaudited)

                                                           2003            2002
                                                           ----            ----

Net sales                                             $ 141,539       $ 132,655
Cost of sales                                           116,271         110,404
                                                      ---------       ---------
   Gross profit                                          25,268          22,251

Selling, general and administrative
   expenses                                              17,458          15,316
                                                      ---------       ---------
   Operating income                                       7,810           6,935

Other income (expense):
   Interest expense                                         (68)           (142)
   Interest and other income (expense)                      888              (3)
                                                      ---------       ---------

                                                            820            (145)
                                                      ---------       ---------
Income before income taxes and cumulative
  effect of accounting change                             8,630           6,790
Provision for income taxes                                2,548           2,139
                                                      ---------       ---------
Income before cumulative effect of
   accounting change                                      6,082           4,651

Cumulative effect of accounting change (a)                   --           1,873
                                                      ---------       ---------
Net income                                            $   6,082       $   2,778
                                                      =========       =========

Basic income per common share (b):
   Income before accounting change                    $    0.39       $    0.32
   Cumulative effect of accounting change                  --              0.13
                                                      ---------       ---------
   Net income                                         $    0.39       $    0.19
                                                      =========       =========

Diluted income per common share (b):
   Income before accounting change                    $    0.38       $    0.31
   Cumulative effect of accounting change                  --              0.12
                                                      ---------       ---------
   Net income                                         $    0.38       $    0.19
                                                      =========       =========
Weighted average shares outstanding (b):
   Basic                                                 15,711          14,729
   Diluted                                               16,125          14,856


   (a) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period (note 10).

   (b) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 stock dividend accounted for as a stock split, paid January 2, 2004 (note 4).


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                           Three Months Ended
                                                                Dec. 31,
                                                                --------
                                                              (Unaudited)

                                                           2003            2002
                                                           ----            ----

Net sales                                              $ 69,202        $ 64,633
Cost of sales                                            56,258          53,627
                                                       --------        --------
   Gross profit                                          12,944          11,006

Selling, general and administrative
   expenses                                               9,331           7,655
                                                       --------        --------
   Operating income                                       3,613           3,351

Other income (expense):
    Interest expense                                        (48)            (64)
    Interest and other income                               511             113
                                                       --------        --------
                                                            463              49
                                                       --------        --------

Income before income taxes                                4,076           3,400
Provision for income taxes                                1,113           1,072
                                                       --------        --------

Net income                                             $  2,963        $  2,328
                                                       ========        ========

Income per common share (a):
  Basic                                                $   0.19        $   0.16
                                                       ========        ========
  Diluted                                              $   0.19            0.16
                                                       ========        ========

Weighted average shares outstanding (a):
         Basic                                           15,648          14,756
         Diluted                                         16,002          14,931


  (a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 stock dividend accounted for as a stock split, paid January 2, 2004 (note 4).


See accompanying notes to consolidated financial statements.


                       ACETO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                   Six Months Ended
                                                                     December 31,
                                                                     ------------
                                                                  2003          2002
                                                                  ----          ----
                                                                     (Unaudited)
Operating activities:
  Net income                                                    $  6,082      $  2,778
  Adjustments to reconcile net income to net
    cash provided by operating activities:
         Cumulative effect of accounting change                       --         1,873
         Depreciation and amortization                               490           500
         Provision for doubtful accounts, net of recoveries          112           299
         Foreign currency translation adjustment                     892           420
         Gain on sale of assets                                       --          (291)
         Income tax benefit on exercise of stock options             948            65
         Changes in assets and liabilities:
           Investments - trading securities                         (117)          148
           Trade accounts receivable                              (2,692)         (896)
           Other receivables                                        (324)        2,474
           Inventory                                               2,527        (6,143)
           Income taxes receivable                                   939          --
           Prepaid expenses and other current assets                (242)          (74)
           Other assets                                               93            60
           Drafts and acceptances payable                            397        (2,217)
           Accounts payable                                        2,265          (179)
           Accrued merchandise purchases                           2,925           143
           Accrued compensation                                     (494)          450
           Accrued income taxes                                      963           392
           Other accrued expenses                                     98         1,791
                                                                --------      --------
Net cash provided by operating activities                         14,862         1,593
                                                                --------      --------

Investing activities:
  Acquisition of Pharma Waldhof, net of cash acquired             (2,934)           --
  Payments received on notes receivable                              228            44
  Proceeds from sale of property, net of closing costs                --           173
  Purchases of property and equipment                               (407)         (311)
                                                                --------      --------
Net cash used in investing activities                             (3,113)          (94)
                                                                --------      --------

Financing activities:
  Payments of short-term bank loans                               (2,156)       (1,171)
  Payments of current installments of long-term
    liabilities                                                       --          (272)
  Proceeds from exercise of stock options                          1,945           565
  Payments for purchases of treasury stock                            --           (39)
  Issuance of treasury stock to employees                            126            62
                                                                --------      --------
  Net cash used in financing activities                              (85)         (855)
                                                                --------      --------

Net increase in cash                                              11,664           644
Cash at beginning of period                                       20,263        14,255
                                                                --------      --------
Cash at end of period                                           $ 31,927      $ 14,899
                                                                ========      ========

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION
The consolidated financial statements of Aceto Corporation and subsidiaries ("Aceto" or the "Company") included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results which may be achieved for the full year.

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

NOTE 2:  EMPLOYEE STOCK BASED COMPENSATION
Prior to fiscal 2004, the Company had established a number of share incentive programs as discussed in more detail in our annual report on Form 10-K/A for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Since the Company has issued all stock grants at market value, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted during fiscal 2003 the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                     Six Months Ended         Three Months Ended
                                       December 31               December 31
                                     2003       2002           2003      2002
                                     ----       ----           ----      ----

Net income, as reported             $6,082     $2,778         $2,963    $2,328
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects                 (534)      (367)          (278)     (184)
                                     -----      -----          -----     -----
Net income - Pro forma              $5,548     $2,411         $2,685    $2,144
                                     =====      =====          =====     =====

Income per common share:
  Basic - as reported               $ 0.39     $ 0.19         $ 0.19    $ 0.16
  Basic - pro forma                 $ 0.35     $ 0.17         $ 0.17    $ 0.15

  Diluted - as reported             $ 0.38     $ 0.19         $ 0.19    $ 0.16
  Diluted - pro forma               $ 0.34     $ 0.17         $ 0.17    $ 0.14

NOTE 3: BUSINESS ACQUISITION
On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH, a corporation formed under the laws of Germany (the "Seller"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived active pharmaceutical ingredients (APIs) currently used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

The purchase price for the capital stock of Pharma Waldhof was $30. The purchase price for the partnership interest of Pharma Waldhof GmbH & Co. KG was $2,970. These payments were made at the end of December 2003. Additionally, the Registrant is to pay the Seller an amount equal to certain acquired accounts receivable, other receivables, inventory, inventory in transit, and cash on hand less certain accounts payable and other liabilities which approximates $321 and is recorded in other accrued expenses on the accompanying consolidated balance sheet as of December 31, 2003.

The Company will account for the transaction under the purchase method of accounting for business combinations. The assets and liabilities of Pharma Waldhof are included in the consolidated balance sheet as of December 31, 2003. Pharma Waldhof's transactions on December 31, 2003 were not deemed material and therefore are not included in the consolidated statements of income for the three and six months ended December 31, 2003.

The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the fair value of the net identifiable assets acquired over the purchase price paid represented goodwill of approximately $3,100. The amount allocated to goodwill is preliminary, principally pending the completion of the independent valuation of the identifiable intangible assets acquired.

The preliminary purchase price was allocated as follows (in thousands):

Goodwill ............................................................  $  3,065
Accounts receivable .................................................       954
Inventory............................................................     1,914
Cash.................................................................       387
Other receivables....................................................       307
Fixed assets.........................................................        11
                                                                          -----

Total assets.........................................................     6,638
Less liabilities assumed.............................................    (3,317)
                                                                          -----
Cash paid............................................................  $  3,321
                                                                          =====

The following unaudited pro forma financial information presents a summary of our consolidated results of operations for the three and six month periods ended December 31, 2003 and 2002, assuming the Pharma Waldhof acquisition had taken place as of October 1, 2003 and 2002, respectively and July 1, 2003 and 2002, respectively:

                                    Six Months Ended         Three Months Ended
                                       December 31,              December 31,
                                     2003       2002           2003      2002
                                     ----       ----           ----      ----

Revenues                           $146,093   $136,777       $71,460   $66,875
Income before cumulative
 effect of accounting change       $  7,123   $  5,302       $ 3,463   $ 2,721
Net income                         $  7,123   $  3,429       $ 3,463   $ 2,721
Basic and diluted income per
 share before extraordinary
 items and cumulative effect
 of accounting change              $   0.45   $   0.36       $  0.22   $  0.18
                                     ======     ======        ======    ======

Basic and diluted income
 per share                         $   0.44   $   0.23       $  0.22   $  0.18
                                     ======     ======        ======    ======

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of Pharma Waldhof. The pro forma financial information includes adjustments to our historical results to reflect reduced interest income generated from cash that was used for the acquisition and related income tax adjustments. The pro forma information does not include amortization of identifiable intangible assets as they have not yet been quantified. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

NOTE 4:  COMMON STOCK
On December 4, 2003, the Board of Directors of the Company declared a 3-for-2 stock dividend accounted for as a stock split that was paid January 2, 2004, to shareholders of record on December 17, 2003. The Company transferred $53 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock split for all periods presented.

On December 4, 2003, the shareholders of the Company approved an increase in the Company's authorized common stock to 40,000 shares.

NOTE 5:  SEGMENT INFORMATION
The Company, prior to fiscal 2003, was organized into five reportable segments, organized by product. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing were combined into a segment called Health Sciences. The amounts previously reported for the former segments have been combined accordingly.

Therefore, the Company's four reportable segments, organized by product are as follows:

     (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes, (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor, fragrance, cosmetics, metal finishing, electronics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals; (3) Health Sciences, which include the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, as well as products used in preparation of pharmaceuticals, primarily by major innovative drug companies and (4) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments. The Company does not allocate assets by segment. The Company's chief decision maker evaluates performance of the segments based on net sales and gross profit.


                                             Six Months Ended December 31, 2003 and 2002

                                                                                            Institutional
                                                                                            Sanitary
                          Agro-                  Chemicals &            Health              Supplies &           Consolidated
                          Chemicals              Colorants              Sciences            Other                Totals
                          ---------              ---------              --------            -------------        ------------
   2003
   ----
   Net sales                 $7,625                 44,188                87,078                  2,648              $141,539
   Gross profit               2,582                  7,176                16,442                    975                27,175
   Unallocated
   Cost of sales (1)                                                                                                    1,907
                                                                                                                     --------
   Net gross profit                                                                                                  $ 25,268
                                                                                                                     ========

   2002
   ----
   Net sales                 $5,878                 45,141                78,949                  2,687              $132,655
   Gross profit               1,662                  6,778                14,628                  1,105                24,173
   Unallocated
   cost of sales (1)                                                                                                    1,922
                                                                                                                     --------
   Net gross profit                                                                                                  $ 22,251
                                                                                                                     ========

                                            Three Months Ended December 31, 2003 and 2002


                                                                                            Institutional
                                                                                            Sanitary
                          Agro-                  Chemicals &            Health              Supplies &           Consolidated
                          Chemicals              Colorants              Sciences            Other                Totals
                          ---------              ---------              --------            -------------        ------------

   2003
   ----
   Net sales                 $4,837                 21,047                42,070                  1,248              $ 69,202
   Gross profit               1,902                  3,723                 7,694                    388                13,707
   Unallocated
   cost of sales (1)                                                                                                      763
                                                                                                                     --------
   Net gross profit                                                                                                  $ 12,944
                                                                                                                     ========

   2002
   ----
   Net sales                 $4,269                 22,822                36,325                  1,217              $ 64,633
   Gross profit               1,339                  3,461                 6,924                    445                12,169
   Unallocated
   cost of sales (1)                                                                                                    1,163
                                                                                                                     --------
   Net gross profit                                                                                                  $ 11,006
                                                                                                                     ========

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales and gross profit of each location for the six months ended December 31, 2003 and 2002 and long-lived assets of each location as of December 31, 2003 and June 30, 2003 were as follows:

                               Net Sales                    Gross Profit
                               ---------                    ------------

                            Six Months Ended              Six Months Ended
                                Dec. 31,                      Dec. 31,
                           2003          2002            2003           2002
                           ----          ----            ----           ----

United States            $ 84,984      $ 87,957        $ 15,893       $ 14,554
Germany                    20,342        14,655           3,619          2,479
The Netherlands             4,678         4,659             846          1,084
France                      4,659         5,033             744            845
Asia-Pacific               26,876        20,351           4,166          3,289
                         --------      --------        --------       --------

Total                    $141,539      $132,655        $ 25,268       $ 22,251
                         ========      ========        ========       ========



                             Long-Lived Assets, Net
                             ----------------------


                           Dec. 31,          June 30,
                            2003               2003
                            ----               ----

United States              $1,697             $1,783
Germany                       571                556
The Netherlands               150                113
France                        141                 61
Asia-Pacific                   81                 88
                           ------             ------

Total                      $2,640             $2,601
                           ======             ======

The long-lived assets of each location do not include goodwill of $10,766 and $7,783 as of December 31, 2003 and June 30, 2003, respectively, as the Company's goodwill has not been allocated to the various locations.

NOTE 6: INVENTORY

Inventory consists of the following:

                           Dec. 31,          June 30,
                            2003               2003
                            ----               ----

Finished goods            $40,541            $41,221
Work in process               150                157
Raw materials                 392                318
                          -------            -------
         Total            $41,083            $41,696
                          =======            =======

NOTE 7:  NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per common share computation for net income follows:

                                            Six Months Ended            Three Months Ended
                                              December 31,                 December 31,
                                           2003           2002          2003          2002
                                           ----           ----          ----          ----
Income before cumulative effect
  of accounting change                   $  6,082       $  4,651      $  2,963      $  2,328
Cumulative effect of accounting
  change                                        -          1,873             -             -
                                         --------       --------      --------      --------
Net income available for common
  shareholders                           $  6,082       $  2,778      $  2,963      $  2,328
                                         ========       ========      ========      ========

Weighted average common shares
 (basic)(a)                                15,711         14,729        15,648        14,756
Effect of dilutive securities:
  Stock options (a)                           414            127           354           175
                                         --------       --------      --------      --------
Weighted average common and
  potential common shares
  outstanding (diluted)(a)                 16,125         14,856        16,002        14,931
                                         ========       ========      ========      ========

Basic income per common
  share (a):
Income before cumulative effect
  of accounting change                   $   0.39       $   0.32      $   0.19      $   0.16
Cumulative effect of accounting
  change (b)                                    -           0.13             -             -
                                         --------       --------      --------      --------
Net income                               $   0.39       $   0.19      $   0.19      $   0.16
                                         ========       ========      ========      ========

Diluted income per common
  share (a):
Income before cumulative effect
  of accounting change                   $   0.38       $   0.31      $   0.19      $   0.16
Cumulative effect of accounting
  change (b)                                    -           0.12             -             -
                                         --------       --------      --------      --------
Net income                               $   0.38       $   0.19      $   0.19      $   0.16
                                         ========       ========      ========      ========

(a) Share and per share information have been adjusted for a 3-for-2 stock dividend accounted for as a stock split, paid January 2, 2004 (note 4).

(b) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period of fiscal 2003 (note 10).

Employee stock options of 7 and 14 for the six and three months ended December 31, 2003, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive. Employee stock options of 719 and 1,010 for the six and three months ended December 31, 2002, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

NOTE 8:  COMPREHENSIVE INCOME
The components of comprehensive income were as follows:

                                 Six Months Ended           Three Months Ended
                                   December 31,                  December 31,
                                 2003        2002           2003          2002
                                 ----        ----           ----          ----
Comprehensive income:
 Net income                     $6,082      $2,778         $2,963        $2,328
Foreign currency
 translation adjustment            892         420            823           522
                                ------      ------         ------        ------

         Total                  $6,974      $3,198         $3,786        $2,850
                                ======      ======         ======        ======

NOTE 9:  RECLASSIFICATIONS
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.

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

As of December 31, 2003 and June 30, 2003, the Company had intangible assets subject to amortization of $1,020 and $1,020, respectively, and related accumulated amortization of $719 and $608, respectively, which pertained to customer lists and covenants not to compete and have been included in other assets on the accompanying consolidated balance sheets. Amortization expense for intangible assets subject to amortization amounted to $111 and $131 for the six months ended December 31, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended December 31, 2004 through December 31, 2006 are as follows: 2004: $151; 2005: $120; 2006: $30.

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

During the six months ended December 31, 2003, the Company reduced goodwill in the amount of $82 as a result of the utilization of certain net operating loss carry-forwards that were previously reserved for in purchase accounting. The Company increased goodwill by $3,065 pursuant to the preliminary purchase accounting for the acquisition of Pharma Waldhof as detailed in note 3. The following table displays a roll forward of the carrying amount of goodwill for the six months ended December 31, 2003, by business segment:

                                             Institutional
                                             Sanitary Supplies &    Consolidated
                        Health Sciences      Other                     Totals
                        ---------------      -----                     ------
Balance at 6/30/03          $6,838           $945                      $7,783

Acquisition of
Pharma Waldhof               3,065              -                       3,065

Adjustment for tax
savings from
acquired NOL                   (82)             -                         (82)
                            ------           ----                     -------

Balance at 12/31/03         $9,821           $945                     $10,766
                            ======           ====                     =======

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the six months ended December 31, 2003 and 2002 was as follows:
                                      2003             2002
                                      ----             ----

          Interest paid              $   70           $  150
          Income taxes paid           1,327            1,605

Non-cash transactions:
During the six months ended December 31, 2002 the Company entered into a mortgage note in the amount of $412 for the sale of property.

NOTE 12:  PURCHASE COMMITMENTS
As of December 31, 2003, the Company has outstanding purchase obligations totaling $10,099 with suppliers of the Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers. Such purchase obligations are based on anticipated sales to certain customers through December 31, 2004.

NOTE 13:  DEFERRED COMPENSATION
Effective December 2003, the Company modified its non-qualified Supplemental Executive Retirement Plan ("the Plan"). The Plan is a deferred compensation plan intended to provide certain qualified executives with supplemental retirement benefits beyond the Company's 401(k) Plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the Plan is held by the Company in a grantor trust, which is considered an asset of the Company. The funds held by the grantor trust amounted to $1,137 as of December 31, 2003.

NOTE 14:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
The FASB has determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Generally, FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company does not believe that the adoption of FIN 46R will have a material impact to the consolidated financial statements.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2003, the related consolidated statements of income for the three-month and six-month periods ended December 31, 2003 and 2002, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 10 to the consolidated financial statements, Aceto Corporation and subsidiaries adopted Statement of Financial Accounting Standards No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS as of July 1, 2002.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


Melville, New York
February 9, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (in thousands, except per share amounts)

     CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

THIS QUARTERLY REPORT ON FORM 10-Q AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, UNFORESEEN ENVIRONMENTAL LIABILITIES, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, ORDER CANCELLATION OR A REDUCTION IN ORDERS FROM CUSTOMERS, COMPETITIVE PRODUCT OFFERINGS AND PRICING ACTIONS, THE AVAILABILITY AND PRICING OF KEY RAW MATERIALS, DEPENDENCE ON KEY MEMEBERS OF MANAGEMENT, AND THE UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

EXECUTIVE SUMMARY
Aceto is reporting net sales of $69,200 for the second fiscal quarter ended December 31, 2003 which is a 7% increase over the $64,633 reported in the second quarter of fiscal 2003. The gross profit margin of 18.7% for the quarter, represents the highest quarterly gross profit margin recorded by the Company. The strong sales and gross profit margin caused our net income to increase to $2,963 or $0.19 per diluted share which is 27.3% ahead of last year's second fiscal quarter. For the six months we are reporting net sales of $141,539 resulting in net income of $6,082 compared to the same period last year's net sales of $132,655 and net income of $2,778.

Our financial position, as of December 31, 2003, remains strong as we had cash of $31,927, working capital of $77,260, no long-term debt and shareholders' equity of $93,205.

Aceto Corporation is a global distributor of pharmaceutical and specialty chemicals. The Company's offices in China, Germany, France, The Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to customer demands, assuring that a consistent, high quality supply of pharmaceutical and specialty chemicals is never far away. Aceto is able to offer its customers very competitive pricing, continuity of supply, quality control and pricing. Our 56 years of experience, reputation for reliability and longevity, and long-term relationships with its suppliers has fostered loyalty among our customers.

We are confident about Aceto's short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including our launching of a minimum of four new Active Pharmaceutical Ingredients (APIs) per year, the globalization of our Chemicals & Colorants business, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important supplier. Our long-term plans involve seeking strategic and accretive acquisitions, forming alliances with partners that will add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business due to its entry into the common market and compliance with strict pharmaceutical regulations.

Aceto's business is separated into four principal segments: Chemicals and Colorants, Health Sciences, Agrochemicals and Institutional Sanitary Supplies.

The Health Sciences segment is Aceto's fastest growing segment, comprised of bulk generic drugs, API's, Pharmaceutical Intermediates, Diagnostic chemicals and Nutritionals. Bulk generic drugs make up about 70% of this segment's revenues. Aceto typically partners with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

Aceto has an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe and expects to launch several each year. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory environment as their Western Europe counterparts. Aceto is well positioned to take advantage of that opportunity; in fact, an office in Poland was opened in January 2004.

The Chemicals & Colorants segment is Aceto's largest, both in sales and gross margins. This segment supplies chemicals used in the color-producing industries like textiles, ink, paper and coatings, as well as chemicals used in the production of agrochemicals. Our sales are predominately in the U.S. and purchases primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, is Aceto's most profitable in terms of gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, etc., primarily in the U.S. and Western Europe. We expect our joint venture with Nufarm, which will market Butoxone to increase our market share of the peanut, soybean and alfalfa herbicide. We believe this will have a marginally positive effect on the gross margins contribution in this segment.

Value Added/Core Competencies
Aceto's main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Among Aceto's greatest strengths are our people and the ability they have to meet the individual needs of customers. Eighty-five of Aceto's approximately 240 employees have technical degrees and Aceto has eighteen employees whose exclusive responsibility is regulatory compliance. This enables Aceto to dispatch highly skilled professionals whenever they might be needed.

In this discussion and analysis, we explain the general financial condition and the for Aceto, including the following:

     -   factors that affect our business

     -   our earnings and costs in the periods presented

     -   changes in earnings and costs between periods

     -   sources of earnings

     -   the impact of these factors on our overall financial condition

As you read this discussion and analysis, refer to our Consolidated Statements of Income, which present the results of our operations for the three-month periods and six-month periods ended December 31, 2003 and 2002. We analyze and explain the differences between periods in the specific line items of the Consolidated Statements of Income.

SIGNIFICANT TRANSACTIONS IN FISCAL 2004
The Company completed two significant transactions in fiscal 2004. These transactions are consistent with our strategy of seeking strategic and accretive acquisitions and forming alliances with partners that will add to our capabilities.

On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH, a corporation formed under the laws of Germany (the "Seller"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived active pharmaceutical ingredients (APIs) currently used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

The acquisition of Pharma Waldhof adds value for Aceto on several levels by:

     (1)  expected to be immediately accretive to Aceto's earnings;
     (2)  spearheading Aceto's entry into the biopharmaceuticals market;
     (3)  broadening the Company's product offerings in chemically-derived APIs;
     (4) strengthening the Company's stance as an early participant in the generic biopharmaceutical business; and
     (5) fostering a continuing relationship between Aceto and Roche, whereby Roche will continue to manufacture the principal biopharmaceutical APIs that Pharma Waldhof distributes and provide certain other services.

The purchase price for the capital stock of Pharma Waldhof was $30. The purchase price for the partnership interest of Pharma Waldhof GmbH & Co. KG was $2,970. These payments were made at the end of December 2003. Additionally, the Registrant is to pay the Seller in February 2004 an amount equal to certain accounts receivable, other receivables, inventory, inventory in transit, and cash on hand less certain accounts payable and other liabilities which approximates $321 and is recorded in other accrued expenses on the accompanying balance sheet as of December 31, 2003.

The purchase price was determined by negotiation between the parties. Aceto intends to continue the business of Pharma Waldhof and to integrate that business into Aceto's business.

On November 25, 2003, Aceto Agricultural Chemicals Company ("Aceto Agricultural"), a wholly-owned subsidiary of the Company, formed a joint venture with Nufarm Americas Inc. ("Nufarm"), a subsidiary of Australia-based Nufarm Limited. The joint venture is named S.R.F.A., LLC. Aceto Agricultural and Nufarm have acquired an EPA label for Butoxone, an herbicide used on peanuts, soybeans and alfalfa.

Aceto Agricultural previously marketed this herbicide under a different label (2,4DB). Going forward, Aceto Agricultural and Nufarm intend to market the herbicide in the United States solely under the Butoxone label, which has greater market penetration than 2,4DB. Nufarm will continue to formulate the product. S.R.F.A., LLC was still in the process of formulation as of December 31, 2003 and has not recorded any business activity to date. This joint venture should have little effect on our working capital requirements as we had been selling the same product under a different EPA label.

This joint venture reflects Aceto's strategy for expanding its agrochemical business, which is to partner with large agrochemical manufacturers and distributors to capitalize on the rapid consolidation of the industry. Due to the consolidation, a limited number of significant manufacturers remain, and the Company believes there is an impending disintermediation of the traditional supply channels for crop protection products, leaving the large distributors with the only option to find alternative sources, which Aceto will supply from Asian producers.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company's discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company evaluates its estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, environmental contingencies and income taxes. The Company bases its estimates on various factors, including historical experience, consultation and advice from third-party subject matter experts and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION
The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer. The Company's revenue recognition policy does not require the Company to make difficult, subjective, or complex judgments. The Company does not offer product warranties to its customers.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which the customers operate. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

INVENTORY
The Company writes down its inventories for estimated slow moving and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for the Company's products could result in a short-term increase in the cost of inventory purchases while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, the Company's estimates of future product demand may prove to be inaccurate, in which case the Company may have understated or overstated the write-down required for excess and obsolete inventory. Although the Company makes every effort to ensure the accuracy of its forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of the Company's inventory and its reported operating results.

GOODWILL
Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

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

The recoverability of long-lived assets aggregating $1,709 in the Institutional Sanitary Supplies & Other segment (including goodwill of $945) is predicated on the market acceptance of the launch of new products. If the actual revenue and profit results of these product launches are less than anticipated, the Company may be required to record an impairment on the long-lived assets (and/or goodwill) of this segment.

ENVIRONMENTAL AND OTHER CONTINGENCIES
The Company establishes reserves for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than has been accrued, or the Company's share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in income in the period such determination was made.

TAXES
The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This Statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of December 31, 2003, the Company has current net deferred tax assets of $301 and non-current net deferred tax assets of $1,107. These net deferred tax assets have been recorded based on the Company having sufficient future earnings in order to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. Included in net deferred tax assets is a valuation allowance of approximately $5,537, which relates to foreign tax loss carryforwards not utilized to date. Management believes it is more likely than not that the deferred tax assets will not be realized in the relevant jurisdiction. Based on the Company's assessments, no additional valuation allowance is required. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

Furthermore, the Company provides reserves for Federal, state and international tax exposures relating to audits, planning initiatives, and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2003 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2002

                                          Net Sales By Segment
                                     Six Months Ended December 31,
                                         (Dollars in thousands)


                                                                                 Comparison 2003
                                    2003                     2002                Over/(Under) 2002
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -

Agrochemicals                $ 7,625        5.4%      $ 5,878        4.4%        1,747           29.7

Chemicals &
Colorants                     44,188       31.2        45,141       34.0          (953)          (2.1)

Health Sciences               87,078       61.5        78,949       59.6         8,129           10.3

Institutional
Sanitary
Supplies & Other               2,648        1.9         2,687        2.0           (39)          (1.5)
                            --------      -----       -------      ------       ------

TOTAL NET SALES             $141,539      100.0%     $132,655      100.0%       $ 8,884           6.7%
                            ========      ======     ========      ======       =======


                                        Gross Profit By Segment
                                     Six Months Ended December 31,


                                                                                 Comparison 2003
                                    2003                     2002                Over/(Under) 2002
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -

Agrochemicals                $ 2,582        9.5%      $ 1,662        6.9%           920          55.4

Chemicals &
Colorants                      7,176       26.4         6,778       28.1            398           5.9

Health Sciences               16,442       60.5        14,628       60.5          1,814          12.4

Institutional
Sanitary
Supplies & Other                 975        3.6         1,105        4.5           (130)        (11.8)
                            --------      -----       -------      ------       -------

TOTAL GROSS
PROFIT BY
SEGMENT                     $ 27,175      100.0%      $24,173      100.0%       $ 3,002          12.4%
                            ========      ======     =======       ======       =======

UNALLOCATED
COST OF
SALES (1)                      1,907                   1,922
                            --------                 -------

NET GROSS PROFIT             $25,268                 $22,251
                            ========                 =======

(1) Represents freight and storage costs that are not allocated to a segment.

SALES AND GROSS PROFIT:

A majority of the increase in revenue in the Health Sciences segment resulted from follow up shipments of several generic pharmaceutical products which were launched in fiscal 2003 and sold to companies who had received approval to market these products. However, much of these increases were offset by a decrease in sales volume of one specific generic pharmaceutical product with sales of $4,400 in this year's first half versus $13,800 last year. This represents an example of the life cycle of a generic pharmaceutical product. The product launch period can be followed by a reduction in volume once the initial distribution channels are filled. The increase was also attributable to increased sales volume from an expanded distribution agreement with a major supplier which allows for the sale of additional products into new markets. Sales of nutritional products were up 22% mainly on the strength of two products whose volume increased significantly. We believe the sales volume for these two products should continue ahead of last year's reported sales for the balance of fiscal 2004.

The decrease in revenue in the Chemicals & Colorants segment is attributable to the inclusion of $900 in last year's sales from a negotiated settlement for lost gross margin regarding non-performance of a sales contract. Sales were flat at $44,188 versus $44,241 when this transaction is excluded from last year's sales. The flat sales performance is a direct result of a sales decline in our color pigments business which was partially offset by increased sales in other products and the introduction of new products.

The increase in revenue in the Agrochemicals segment was mainly attributable to significantly higher volume for two products, a price increase on another product and sales from a new product in this year's first half.

Gross profit improvement in the Health Sciences segment was mainly attributable to the sales of several generic pharmaceutical products as described above. These products provided substantial increases in gross profit dollars at normal gross margin rates. These increases in gross profit were offset in part by the lower sales and gross profit attributable to the Company's highest sales volume product during last year's first half. Gross profit improvement was also attributable to the increased volume from an expanded distribution agreement with a major supplier for new products in both existing and new markets. Gross margin rates for the segment were slightly higher at 18.9% this year versus 18.5% last year. Various factors offset each other resulting in some improvement. Gross profit dollars for nutritionals were 7% higher this year at slightly lower margins as a result of the Company's product mix. The gross margin rates in this segment should be enhanced in the future with the inclusion of the newly acquired Pharma Waldhof business.

The Chemicals & Colorants segment's gross profit, as a percentage of sales, was higher at 16.2% versus 15.0% last year. This year's gross profit increased by $450 due to the reversal of a reserve previously recorded for the estimated loss on a purchase contract related to a lawsuit brought by a former supplier of the Company. The lawsuit was dismissed during the quarter ended December 31, 2003. In last year's period, gross profit of $450 was recorded from the net of a negotiated settlement for lost gross margin regarding non-performance of a sales contract and an estimate of a loss on the related purchase contract. Gross profit dollars and rates excluding the effect of these transactions would be $6,726 and 15.2% for the current six-month period and $6,328 and 14.3% for last year's first half. The resulting increase in gross profit dollars of $398 and the improved margin rates, excluding the two transactions, resulted from improved sales volume on certain products and lower sales of a particular customer whose sales are at lower than usual margins. The future gross margins of this segment will continue to depend on the product mix which is difficult to predict.

For the Agrochemicals segment, the gross margin for the six months ended December 31, 2003 was 33.9% versus 28.3% for the same period the previous year. This increase was due to gross profit contributions from an increase in sales of several products, a price increase on another product and sales from a new product. We believe we will continue to report higher gross margin percentages during the balance of fiscal 2004 when compared to fiscal 2003. Another factor was the recovery of costs on the sale of previously marked down inventory for $131. Last year's gross profit was reduced by an unusually large increase in packaging costs, due to a change in the way a specific product is applied.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses ("SG&A")increased $2,142 or 14.0% to $17,458 for the six months ended December 31, 2003 in comparison to last year's first half of $15,316. As a percentage of sales, SG&A increased to 12.3% in the first six months of fiscal 2004 versus 11.5% for the comparable period in fiscal 2003. SG&A increased primarily due to increases in professional fees related to investor relations ($50), internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($350); legal fees related to recent business agreements, the dismissal of a lawsuit related to a former supplier and ongoing litigation ($330); higher R & D costs related to the development of APIs($250) and increased compensation-related costs primarily due to additional headcount for foreign operations ($275). The Company sold certain real estate in July 2002 and realized a net gain on the sale of $291. This gain reduced the overall SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction would have been 11.8% last year. SG&A grew at a faster rate (14.0%) than sales (6.7%) over the current year's first half which resulted in the increase in SG&A as a percentage of sales.

OPERATING INCOME
For the six months ended December 31, 2003 the operating income was $7,810 compared to $6,935, an increase of $875 or 12.6%. This increase was primarily due to the overall increase in gross profit of $3,017, with the main contribution of $1,814 coming from the Health Sciences segment, which was partially offset by higher SG&A expenses of $2,142.

INTEREST AND OTHER INCOME (EXPENSE)
Interest and other income (expense) for the six months ended December 31, 2003 was income of $888 as compared to an expense of ($3) last year. During the first half, the Company received a payment for $395 versus $34 in the prior year regarding a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China. Also, there was an unrealized gain on marketable securities in the current period of $117 versus an unrealized loss of $148 in last year's first half. In addition, the Company has recognized gains on foreign currency on a mark to market basis of $325 this year versus $108 last year.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 29.5% for the six months ended December 31, 2003 versus 31.5% for the comparable period last year. The decrease in the effective tax rate is a reflection of increased earnings in lower tax jurisdictions, especially China.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The six months ended December 31, 2002 includes a one-time charge of $1,873, or $0.13 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supply segment. The one-time charge for CDC was primarily due to recent operating profits and cash flows being lower than expected due to increased competition from local sanitary supply companies in the markets CDC operates.

THREE MONTHS ENDED DECEMBER 31, 2003 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2002


                                       Net Sales By Segment
                                  Three Months Ended December 31


                                                                                 Comparison 2003
                                    2003                     2002                Over/(Under) 2002
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -
Agrochemicals                $ 4,837        7.0%      $ 4,269        6.6%          568           13.3

Chemicals & Colorants         21,047       30.4        22,822       35.3        (1,775)          (7.8)

Health Sciences               42,070       60.8        36,325       56.2         5,745           15.8

Institutional Sanitary
Supplies & Other               1,248        1.8         1,217        1.9            31            2.6
                             -------      -----       -------      -----       -------

TOTAL NET SALES              $69,202      100.0%      $64,633      100.0%      $ 4,569            7.1%
                             =======      ======      =======      ======      =======


                                     Gross Profit By Segment
                                  Three Months Ended December 31
                                                                                 Comparison 2003
                                    2003                     2002                Over/(Under) 2002
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -

Agrochemicals                 $1,902       13.9%       $1,339       11.0%          563           42.0

Chemicals & Colorants          3,723       29.2         3,461       28.4           262            7.6

Health Sciences                7,694       56.1         6,924       56.9           770           11.1

Institutional Sanitary
Supplies & Other                 388        2.8           445        3.7           (57)         (12.8)
                             -------      -----       -------      -----       -------          -----

TOTAL GROSS PROFIT BY
SEGMENT                      $13,707      100.0%      $12,169      100.0%      $ 1,538           12.6%
                             =======      ======      =======      ======      =======

UNALLOCATED COST OF SALES
(1)                              763                    1,163
                             -------                    -----

NET GROSS PROFIT             $12,944                  $11,006
                             =======                  =======

(1) Represents freight and storage costs that are not allocated to a segment.

SALES AND GROSS PROFIT:
Several factors contributed to the increase in revenue in the Health Sciences segment. A large portion of the increase resulted from follow up shipments of several generic products to customers who had received approval to market these products. The increase was also attributable to increased sales volume from an expanded distribution agreement with a major supplier which allows for the sale of additional products into new markets. In addition, several new products made a contribution in the current quarter helping the revenue increase. Also, the nutritionals product line contributed to the segment's improvement with a 42% increase in sales which was mainly attributable to significant volume increases in two products. We believe the sales volume for these two products should continue ahead of last year's pace.

The decrease in revenue in the Chemicals & Colorants segment is partially attributable to lower sales volume from a particular customer in addition to decreasing sales in the color pigment business. Also, contributing to the reduction in sales is the inclusion of $900 in last year's second quarter for the negotiated settlement for lost gross margin regarding the non-performance of a sales contract.

The increase in revenue in the Agrochemicals segment was attributable to higher volume for several products, sales realized from a new product and increased sales due to a price increase on one product.

Gross profit improvement in the Health Sciences segment was attributable to the various factors as described above. The generic pharmaceutical products provided substantial increases in gross profit dollars at similar gross margin rates. Gross profit improvement was also attributable to the increased volume from an expanded distribution agreement with a major supplier for new products in both existing and new markets. Several new products also contributed to the gross profit improvement. Gross margins of 18.3% versus 19.1% last year for the segment were a reflection of price erosion on some of the higher volume products as these products mature during the later stages of their launch period. We believe the price erosion will be offset by new API launches.

The nutritionals business showed higher gross profit dollars at lower margins this year as a result of product mix and pricing pressures.

The Chemicals & Colorants segment's gross profit, as a percentage of sales, increased to 17.7% from 15.2% in last year's second quarter. This year's quarter benefited by $450 from the reversal of a reserve previously recorded for the estimated loss on a purchase contract related to a lawsuit brought by a former supplier of the Company. The lawsuit was dismissed during the quarter ended December 31, 2003 and no future purchase commitments are owed. Last year's quarter benefited by $450 from the net of the negotiated settlement discussed above and an estimate of a loss on the related purchase contract. Gross profit, excluding these amounts would be $3,273 or 15.6% compared to $3,011 and 13.7% last year. The increase in gross margin percentage was caused by lower sales to a high volume customer in which we typically earn a lower gross margin percent-age and product mix of the remaining sales. The future trends are difficult to predict as they depend on product mix and the introduction of new products.

Gross margin for the Agrochemicals segment was 39.3% this quarter versus 31.4% last year. There were gross profit contributions resulting from the large increase in sales from several products, a price increase on another product, new product sales as well as $110 from the recovery of costs on the sale of previously marked down inventory. We expect to continue to report increased gross margins for this segment over the balance of fiscal 2004 as compared to last fiscal year. Last year's second quarter gross profit was impacted negatively by an unusually large increase in packaging costs, due to a change in the way a specific product is applied.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A")increased $1,676 or 21.9% to $9,331 for the quarter ended December 31, 2003 in comparison to $7,655 in last year's second quarter. As a percentage of sales, SG&A increased to 13.5% in the second quarter of fiscal 2004 versus 11.8% for the comparable period in fiscal 2003. SG&A increased primarily due to increases in professional fees related to investor relations ($70), internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($300); legal fees related to recent business agreements, the dismissal of a lawsuit related to a former supplier and ongoing litigation ($500); higher R & D costs ($200) and increased compensation-related costs due to several additions to the staff ($200). SG&A grew at a faster rate (22%) than sales (7%) over the current year's three months which resulted in the increase in SG&A as a percentage of sales.

OPERATING INCOME
For the quarter ended December 31, 2003 the operating income was $3,613 compared to $3,351, an increase of $262 or 7.8%. This increase was primarily due to the overall increase in gross profit of $1,938, with the main contribution of $770 coming from the Health Sciences segment, which was substantially offset by higher SG&A expenses of $1,676.

INTEREST AND OTHER INCOME (EXPENSE)
Interest and other income was $511 for the quarter ended December 31, 2003 as compared to $113 last year. During the current quarter, the Company recorded a mark-to-market gain on foreign currencies of $282 versus $105 in last year's quarter. Also, an unrealized gain on marketable securities in the current quarter of $133 was $84 higher than the unrealized gain of $49 in last year's second quarter.

PROVISION FOR INCOME TAXES
The effective tax rate decreased from 31.5% in last year's second quarter to 27.3% for the three months ended December 31, 2003. The lower effective tax rate used in the current quarter is due to proportionally higher earnings in lower tax jurisdictions, especially China.

LIQUIDITY AND CAPITAL RESOURCES:

CASH FLOWS
----------
At December 31, 2003, the Company had $31,927 in cash, $994 in short-term investments and $1,130 of short-term bank loans.

The Company's cash position at December 31, 2003 increased $11,664 from the June 30, 2003 level. Operating activities provided cash of $14,862 primarily from net income of $6,082, a reduction in inventory of $2,527 and an increase in accrued merchandise purchases and accounts payable of $2,925 and $2,265, respectively, partially offset by an increase in accounts receivable of $2,692. Better management of inventory and longer payment terms with suppliers have helped our working capital position. We believe that this is a temporary situation and expect this to remain constant or reverse modestly over the next few quarters.

Investing activities used cash of $3,113 primarily from the acquisition of the Pharma Waldhof business of $2,934. Financing activities used cash of $85 primarily as a result of payments of short-term bank loans of $2,156 offset by proceeds from the exercise of stock options of $1,945 and the issuance of treasury stock to employees of $126. The new record prices reached by the Company's stock during the past six months has contributed to the high level of stock options exercised by our employees.

CREDIT FACILITIES
-----------------
The Company has credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $18,208) of which $1,130 was utilized as of December 31, 2003. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution, which expires June 30, 2004. At December 31, 2003, the Company utilized $1,168 in letters of credit leaving an unused facility of $13,832. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at December 31, 2003, after receiving a waiver during the quarter ended December 31, 2003 for a technical violation of a covenant.

WORKING CAPITAL OUTLOOK
Working capital was $77,260 at December 31, 2003 versus $71,302 at June 30, 2003. The increase in working capital was primarily attributable to cash generated from operations. The Company continually evaluates possible acquisitions of or investments in businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, the Company may obtain additional credit facilities to enhance its liquidity.

FINANCIAL COMMITMENTS
The Company has no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At December 31, 2003, the Company has no significant obligations for capital expenditures. At December 31, 2003, contractual cash obligations and other commercial commitments are as follows:


                               Payments Due and/or
                              Amount of Commitment
                              Expiration Per Period
                              ---------------------

                                              Less Than      1-3        4-5        After
                                 Total        1 Year         Years      Years      5 Years
                                 -----        ------         -----      -----      -------
Long-term liabilities/
bank loans                      $ 1,130       $1,130         $    -     $    -      $    -

Operating leases                  8,725        1,419          2,610      2,334       2,362

Commercial letters of credit      1,183        1,183              -          -           -

Standby letters of credit           133          133              -          -           -

Unconditional purchase
obligations (a)                  10,099       10,099              -          -           -
                               --------      -------         ------     ------      ------

Total                          $ 21,270      $13,964         $2,610     $2,334      $2,362
                               ========      =======         ======     ======      ======

(a) As of December 31, 2003, the Company has outstanding purchase obligations totaling $10,099 with suppliers of the Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers. Such purchase obligations are based on anticipated sales to certain customers through December 31, 2004.

Other significant commitments and contingencies include the following:

     - The Board of Directors declared a cash dividend on December 4, 2003 of $0.085 per common share to shareholders of record as of December 17, 2003. The payment of $1,346 in total was made on January 2, 2004.

     - Effective December 2003, the Company modified its non-qualified Supplemental Executive Retirement Plan ("the Plan"). The Plan is a deferred compensation plan intended to provide certain executives with supplemental retirement benefits beyond the Company's 401(k) Plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the Plan is held by the Company in a grantor trust, which is considered an asset of the Company. The funds held by the grantor trust amounted to $1,137 as of December 31, 2003.

     - In connection with the acquisition of the Pharma Waldhof business, the parties entered into a Supply & Services Agreement concerning the supply of certain products and services to the Company. The Company will purchase certain products for reselling to third party customers. Services to be provided by the seller include shipping, receiving, warehousing, quality control and labeling. The original term of this agreement is three years ending on December 31, 2006. There is a provision for an extension up to an additional two years if both parties agree.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
The FASB has determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not as yet determined the methodology for calculating fair value and plans to issue an exposure draft and final statement in 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Generally, FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The Company does not believe that the adoption of FIN 46R will have a material impact to the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

Short-term investments at December 31, 2003 of $994, which consists solely of corporate securities and are recorded at fair value have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $99 as of December 31, 2003. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2003, the Company had foreign currency contracts outstanding that have a notional amount of $2,922. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2003 was $290.

In addition, the Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003, the Company entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, U.S. dollar-fixed principal and interest payments to be received under an inter-company loan will be swapped for EURO denominated fixed principal and interest payments. The fair market value of the swap at December 31, 2003 was $511. The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of December 31, 2003, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of December 31, 2003.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On December 31, 2003, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of December 31, 2003, amounts to $2,552. Actual results may differ.

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

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

(1) The Company held an annual meeting of its shareholders on December 4, 2003 (the "Annual Meeting")

(2)  Three matters were voted on at the Annual Meeting, as follows:

     (a) The election of nominees Leonard S. Schwartz, Samuel I. Hendler, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Ira S. Kallem and Hans C. Noetzli, as Directors of the Company until the next annual meeting.

The votes were cast for this matter as follows:

                                    FOR              WITHHELD/ABSTAIN
Leonard S. Schwartz              6,430,139              2,986,709
Samuel I. Hendler                8,719,119                697,729
Robert A. Wiesen                 6,398,942              3,017,906
Stanley H. Fischer               6,389,924              3,026,924
Albert L. Eilender               8,881,700                553,148
Ira S. Kallem                    8,874,899                541,949
Hans C. Noetzli                  8,880,684                536,164

Each nominee was elected a Director of the Company.

     (b) To amend the Company's Certificate of Incorporation to increase the number of authorized shares of common stock from 20,000,000 to 40,000,000.

The votes were cast for this matter as follows:

              FOR          AGAINST       ABSTAIN

           8,355,796       997,225       83,827

The amendment of the Company's Certificate of Incorporation was approved.

     (c) Ratification of the selection of KPMG LLP as the Company's independent auditors for the current fiscal year.

The votes were cast for this matter as follows:

              FOR          AGAINST       ABSTAIN

           9,250,224       104,882       61,742

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

          32.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K.

               The Company did not file any reports on Form 8-K during the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ACETO CORPORATION


DATE    February 12, 2004               BY (signed) / by Douglas Roth
     ------------------------------       --------------------------------------
                                          Douglas Roth, Chief Financial Officer


DATE    February 12, 2004               BY (signed) / by Leonard S. Schwartz
     ------------------------------       --------------------------------------
                                          Leonard S. Schwartz, Chairman,
                                          President and Chief Executive Officer