Form 10-Q
period 2004-03-31
ACETO CORP
filed 2004-05-17
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2004
                                                 --------------
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

The Registrant has 15,954,194 shares of common stock, par value $.01, outstanding as of May 6, 2004.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - As of March 31, 2004
           (unaudited) and June 30, 2003

           Consolidated Statements of Income (unaudited) - For the Nine Months Ended March 31, 2004 and 2003

           Consolidated Statements of Income (unaudited) - For the Three Months Ended March 31, 2004 and 2003

           Consolidated Statements of Cash Flows (unaudited) - For the Nine Months Ended March 31, 2004 and 2003

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

           Certifications

           Index to Exhibits

                          PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                    March 31,      June 30,
                                                      2004           2003
                                                      ----           ----
ASSETS                                            (Unaudited)
------

Current assets:
 Cash and cash equivalents                          $ 30,771       $ 20,263
 Short-term investments                                  953            877
 Receivables:
   Trade, less allowance for doubtful accounts:
   March, $847; June, $939                            54,558         43,841
   Other                                               1,705          1,320
                                                     -------        -------
                                                      56,263         45,161

 Inventory                                            37,763         41,696
 Prepaid expenses and other current assets             1,139          1,015
 Income taxes receivable                                   -            939
 Deferred income tax benefit, net                        301            301
                                                     -------        -------
     Total current assets                            127,190        110,252

Long-term notes receivable                               770          1,017

Property and equipment                                 6,803          6,282
Less accumulated depreciation and amortization         4,218          3,681
                                                     -------        -------
                                                       2,585          2,601

Goodwill                                               7,949          7,783
Intangible assets, net                                 3,870            412
Deferred income tax benefit                            1,107          1,107
Other assets                                           1,542            347
                                                     -------        -------

Total assets                                        $145,013       $123,519
                                                     =======        =======

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                        (In thousands, except share data)


                                                   March 31,      June 30,
                                                     2004          2003
                                                     ----          ----
                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Drafts and acceptances payable                   $  4,541      $  1,315
  Short-term bank loans                               1,299         3,286
  Accounts payable                                   15,758        17,372
  Accrued merchandise purchases                       9,595         4,048
  Accrued compensation                                4,153         4,117
  Accrued environmental remediation                   1,550         1,550
  Accrued income taxes                                  736             -
  Other accrued expenses                              9,789         7,262
                                                    -------       -------
          Total current liabilities                  47,421        38,950



Shareholders' equity:
  Common stock,$.01 par value:
     Authorized:  March, 40,000,000 shares
                  June,  20,000,000 shares
     Issued:      March, 17,570,579 shares
                  June,  17,570,579 shares
     Outstanding: March, 15,948,516 shares
                  June,  15,564,070 shares              176           176
  Capital in excess of par value                     57,124        57,047
  Retained earnings                                  54,577        46,142
  Treasury stock, at cost:
     March, 1,622,063 shares
     June,  2,006,509 shares                        (16,088)      (19,836)
  Accumulated other comprehensive income              1,803         1,040
                                                    -------       -------

          Total shareholders' equity                 97,592        84,569
                                                    -------       -------

Commitments and contingencies

Total liabilities and shareholders' equity         $145,013      $123,519
                                                    =======       =======


See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                        Nine Months Ended
                                                             March 31,
                                                             ---------
                                                            (Unaudited)

                                                       2004             2003
                                                       ----             ----

Net sales                                            $221,229         $203,216
Cost of sales                                         181,371          169,760
                                                      -------          -------
   Gross profit                                        39,858           33,456

Selling, general and administrative
   expenses                                            27,162           23,140
                                                      -------          -------
   Operating income                                    12,696           10,316

Other income (expense):
    Interest expense                                      (98)            (222)
    Interest and other income, net                      1,116              226
                                                      -------          -------
                                                        1,018                4
                                                      -------          -------

Income before income taxes and cumulative
  effect of accounting change                          13,714           10,320
Provision for income taxes                              3,922            3,258
                                                      -------          -------
Income before cumulative effect of
   accounting change                                    9,792            7,062

Cumulative effect of accounting change (a)                  -            1,873
                                                      -------          -------
Net income                                           $  9,792         $  5,189
                                                      =======          =======

Basic income per common share (b):
   Income before accounting change                   $   0.62         $   0.48
   Cumulative effect of accounting change (a)               -             0.13
                                                      -------          -------
   Net income                                        $   0.62         $   0.35
                                                      =======          =======

Diluted income per common share (b):
   Income before accounting change                   $   0.60         $   0.47
   Cumulative effect of accounting change (a)               -             0.12
                                                      -------          -------
   Net income                                        $   0.60         $   0.35
                                                      =======          =======
Weighted average shares outstanding (b):
         Basic                                         15,790           14,784
         Diluted                                       16,203           15,006

     (a) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period (note 10).

     (b)The number of shares outstanding and the per share information have been adjusted for a 3-for-2 stock dividend, paid January 2, 2004 (note 4).

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                    (In thousands, except per share amounts)


                                                    Three Months Ended
                                                         March 31,
                                                 ------------------------
                                                        (Unaudited)

                                                   2004            2003
                                                   ----            ----

Net sales                                        $ 79,690        $ 70,561
Cost of sales                                      64,711          58,974
                                                  -------         -------
   Gross profit                                    14,979          11,587

Selling, general and administrative
   expenses                                        10,093           8,206
                                                  -------         -------
   Operating income                                 4,886           3,381

Other income (expense):
   Interest expense                                   (30)            (80)
   Interest and other income, net                     228             229
                                                  -------         -------
                                                      198             149
                                                  -------         -------

Income before income taxes                          5,084           3,530
Provision for income taxes                          1,374           1,119
                                                  -------         -------

Net income                                       $  3,710        $  2,411
                                                  =======         =======

Income per common share (a):
         Basic                                   $   0.23        $   0.16
                                                  =======         =======
         Diluted                                 $   0.23        $   0.16
                                                  =======         =======

Weighted average shares outstanding (a):
         Basic                                     15,896          14,841
         Diluted                                   16,306          15,252


     (a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 stock dividend, paid January 2, 2004 (note
          4).

See accompanying notes to consolidated financial statements.

                           ACETO CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (In thousands)

                                                                     Nine Months Ended
                                                                         March 31,
                                                                         ---------
                                                                    2004           2003
                                                                    ----           ----
                                                                        (Unaudited)
Operating activities:
  Net income                                                       $ 9,792       $ 5,189
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Cumulative effect of accounting change                             -         1,873
      Depreciation and amortization                                    811           760
      Provision for doubtful accounts                                  231           403
      Gain on sale of assets                                             -          (291)
      Income tax benefit on exercise of stock options                1,095            46
      Non-cash stock compensation                                      190           106
      Changes in assets and liabilities:
        Investments - trading securities                               (76)          214
        Trade accounts receivable                                   (9,197)       (1,930)
        Other receivables                                              (79)        2,425
        Inventory                                                    6,171        (6,763)
        Prepaid expenses and other current assets                     (217)          123
        Other assets                                                  (548)           60
        Drafts and acceptances payable                               3,169        (2,863)
        Accounts payable                                            (1,718)        2,014
        Accrued merchandise purchases                                5,294           355
        Accrued compensation                                          (166)          964
        Accrued income taxes                                         1,265           124
        Other accrued expenses                                        (429)          888
                                                                    ------        ------
Net cash provided by operating activities                           15,588         3,697
                                                                    ------        ------

Investing activities:
  Acquisition of Pharma Waldhof, net of cash acquired               (4,408)            -
  Payments received on notes receivable                                253            70
  Proceeds from sale of property, net of closing costs                   -           173
  Purchases of property and equipment                                 (461)         (357)
  Proceeds from maturation of held-to-maturity investments               -           369
                                                                    ------        ------
Net cash provided by (used in) investing activities                 (4,616)          255
                                                                    ------        ------

Financing activities:
  Payments of short-term bank loans                                 (2,134)       (1,747)
  Payments of current installments of long-term liabilities              -          (272)
  Payments of cash dividends                                        (1,357)       (1,138)
  Proceeds from exercise of stock options                            2,538           864
  Payments for purchases of treasury stock                               -           (39)
  Issuance of treasury stock to employees                              192           117
                                                                    ------        ------
Net cash used in financing activities                                 (761)       (2,215)
                                                                    ------        ------

Effect of exchange rate changes on cash                                297           172
                                                                    ------        ------

Net increase in cash                                                10,508         1,909
Cash at beginning of period                                         20,263        14,255
                                                                    ------        ------
Cash at end of period                                              $30,771       $16,164
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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; environmental matters; income taxes; and other contingencies.

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

NOTE 2:  EMPLOYEE STOCK-BASED COMPENSATION
Prior to fiscal 2004, the Company had established a number of share incentive programs as discussed in more detail in the Company's annual report on Form 10-K/A for the year ended June 30, 2003. The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for stock options and share units granted under these programs. Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of the grant. Since the Company has issued all stock grants at market value, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The Company adopted during fiscal 2003 the disclosure portion of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" requiring quarterly SFAS No. 123 pro forma disclosure. The following table illustrates the effect on net income and income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                      Nine Months Ended      Three Months Ended
                                           March 31               March 31
                                       2004       2003        2004       2003
                                       ----       ----        ----       ----

Net income - as reported              $9,792     $5,189      $3,710     $2,411
Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  method for all awards, net of
  related tax effects                   (832)      (550)       (298)      (184)
                                       -----      -----       -----      -----
Net income - pro forma                $8,960     $4,639      $3,412     $2,227
                                       =====      =====       =====      =====

Income per common share:
  Basic - as reported                 $ 0.62     $ 0.35      $ 0.23     $ 0.16
  Basic - pro forma                   $ 0.57     $ 0.31      $ 0.21     $ 0.15

  Diluted - as reported               $ 0.60     $ 0.35      $ 0.23     $ 0.16
  Diluted - pro forma                 $ 0.55     $ 0.31      $ 0.21     $ 0.15

NOTE 3: BUSINESS ACQUISITIONS
PHARMA WALDHOF
On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH, a corporation formed under the laws of Germany (the "Seller"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

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

The purchase price for the capital stock of Pharma Waldhof was $30. The purchase price for the partnership interest of Pharma Waldhof GmbH & Co. KG was $2,970. Additionally, the share purchase agreement states that the Company is to pay the seller an amount equal to certain acquired assets less certain acquired liabilities. This additional payment was originally estimated by the Company to be $321. Interpretations of this clause in the agreement were discussed and negotiated with the Seller in April 2004 resulting in the Company agreeing to pay approximately $1,844 for the acquisition of these certain assets net of certain liabilities. The liability for this additional payment has been included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2004.

The Company has accounted for the transaction under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the purchase price paid over the fair value of the net identifiable assets acquired represented goodwill of approximately $832. The amount allocated to goodwill is preliminary, principally pending the completion of management's determination of whether previously unrecognized deferred tax benefits should be recognized as a result of the Pharma Waldhof acquisition.

The purchase price was preliminarily allocated as follows:

Goodwill ...................................................  $    765
Accounts receivable ........................................       937
Inventory...................................................     1,961
Identifiable intangible assets..............................     3,847
Cash........................................................       387
Other receivables...........................................       308
Fixed assets................................................        11
                                                                 -----

Total assets................................................     8,216
Less liabilities assumed....................................    (3,238)
                                                                 -----
Purchase price, including acquisition costs.................  $  4,978
                                                                 =====

The following unaudited pro forma financial information presents a summary of the Company's consolidated results of operations for the three and nine month periods ended March 31, 2004 and 2003, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003 and 2002, respectively, and January 1, 2004 and 2003, respectively:

                                      Nine Months Ended      Three Months Ended
                                           March 31               March 31
                                       2004       2003        2004       2003
                                       ----       ----        ----       ----

Revenues                            $225,783    $210,211    $79,690    $73,470
Income before cumulative
 effect of accounting change        $ 11,223    $  8,256    $ 3,710    $ 3,114
Net income                          $ 11,223    $  6,383    $ 3,710    $ 3,114
Basic income per common share:
 Income before accounting
   change                           $   0.71    $   0.56    $  0.23    $  0.21
 Cumulative effect of
   accounting change                $      -        0.13          -          -
                                     -------     -------     ------     ------
 Net income                         $   0.71    $   0.43    $  0.23    $  0.21
                                     =======     =======     ======     ======

Diluted income per common share:
 Income before accounting           $   0.69    $   0.55    $  0.23    $  0.20
   change
 Cumulative effect of
   accounting change                $      -        0.12          -          -
                                     -------     -------     ------     ------
 Net income                         $   0.69    $   0.43    $  0.23    $  0.20
                                     =======     =======     ======     ======

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the historical unaudited results of Pharma Waldhof. The pro forma financial information includes adjustments to the Company's historical results to reflect reduced interest income generated from cash that was used for the acquisition, depreciation and amortization expenses and related income tax adjustments. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

SCHWEIZERHALL PHARMA
On March 26, 2001, the Company acquired (i) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG ("SP Seller"), a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

The Schweizerhall Pharma purchase agreement detailed two possible additional payments to be made to the SP Seller. The first additional payment was to be made if the Company sold acquired inventory (within one year of the closing date) above 60% of Schweizerhall's stated book value of such inventory as of the closing date. The inventory was sold by the Company above the 60% book value and the resulting additional $2,639 payment was made to the Seller in May 2002. Accordingly, the Company recorded this payment as an additional cost of the acquisition. Such additional cost was allocated to the acquired inventory as such amounts were indicative of a more accurate estimate of the fair value of the acquired inventory.

The second additional payment is to be made if the Company realizes any tax savings due to the utilization of any tax benefits (e.g., net operating losses or credits) of the SP Seller. Such payment would be 50% of the tax benefit received by the Company and would be recorded as additional goodwill (note 10).

The acquisition of Pharma Waldhof could result in the Company realizing certain tax benefits acquired from Schweizerhall Pharma that were previously unrecognized by the Company. The Company is in the process of determining whether it is more likely than not that such tax benefits will be realized. The recognition of these tax benefits would result in a reduction of Schweizerhall Pharma goodwill and a liability to Schweizerhall Pharma for 50% of the tax benefits, as such benefits are realized.

NOTE 4:  COMMON STOCK
On December 4, 2003, the Board of Directors of the Company declared a 3-for-2 stock dividend that was paid January 2, 2004, to shareholders of record on December 17, 2003. The Company transferred $53 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock dividend for all periods presented.

On December 4, 2003, the shareholders of the Company approved an increase in the Company's authorized common stock to 40,000 shares.

NOTE 5: SEGMENT INFORMATION
The Company, prior to fiscal 2004, was organized into five reportable segments, organized by product. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing were combined into a segment called Health Sciences. The amounts previously reported for the former segments have been combined accordingly.

Therefore, the Company's four reportable segments, organized by product are as follows:

     (1) Agrochemicals, whose products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes,
     (2) Chemicals and Colorants, whose products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor, fragrance, cosmetics, metal finishing, electronics and many other areas in addition to dye and pigment intermediates used in the color-producing industries like textiles, inks, paper and coatings, as well as intermediates used in the production of agrochemicals,
     (3) Health Sciences, which includes the active ingredients for generic pharmaceuticals, vitamins and nutritional supplements, as well as products used in preparation of pharmaceuticals, primarily by major innovative drug companies,
     (4) Institutional Sanitary Supplies & Other, whose products include cleaning solutions, fragrances and deodorants used by commercial and industrial establishments.

     Certain freight and storage costs are not allocated to the segments as such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available.

     The Company does not allocate assets by segment. The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

                                          Nine Months Ended March 31, 2004 and 2003

                                                                                            Institutional
                                                                                            Sanitary
                          Agro-                  Chemicals &            Health              Supplies &           Consolidated
                          Chemicals              Colorants              Sciences            Other                Totals
                          ---------              ---------              --------            -------------        ------------
2004
----
Net sales                   $12,443                 67,731               136,980                  4,075              $221,229
Gross profit                  4,073                 10,909                26,268                  1,500                42,750
Unallocated
Cost of sales (1)                                                                                                       2,892
                                                                                                                      -------
Net gross profit                                                                                                     $ 39,858
                                                                                                                      =======

2003
----
Net sales                    $9,775                 69,738               119,752                  3,951              $203,216
Gross profit                  2,691                 10,293                21,642                  1,664                36,290
Unallocated
Cost of sales (1)                                                                                                       2,834
                                                                                                                      -------
Net gross profit                                                                                                     $ 33,456
                                                                                                                      =======

                                            Three Months Ended March 31, 2004 and 2003

                                                                                            Institutional
                                                                                            Sanitary
                          Agro-                  Chemicals &            Health              Supplies &           Consolidated
                          Chemicals              Colorants              Sciences            Other                Totals
                          ---------              ---------              --------            -------------        ------------

2004
----
Net sales                    $4,817                 23,543                49,903                  1,427              $ 79,690
Gross profit                  1,498                  3,733                10,214                    525                15,970
Unallocated
cost of sales (1)                                                                                                         991
                                                                                                                      -------
Net gross profit                                                                                                     $ 14,979
                                                                                                                      =======

2003
----
Net sales                    3,901                  24,594                40,802                  1,264              $ 70,561
Gross profit                 1,029                   3,514                 7,397                    559                12,499
Unallocated
Cost of sales (1)                                                                                                         912
                                                                                                                      -------
Net gross profit                                                                                                     $ 11,587
                                                                                                                      =======

(1) Represents freight and storage costs that are not allocated to a segment.

Net sales and gross profit of each location for the nine months ended March 31, 2004 and 2003 and long-lived assets of each location as of March 31, 2004 and June 30, 2003 were as follows:

                               Net Sales                   Gross Profit
                               ---------                   ------------
                           Nine Months Ended             Nine Months Ended
                                March 31,                    March 31,
                           2004          2003           2004           2003
                           ----          ----           ----           ----

United States           $126,552       $136,492       $ 23,574      $ 22,947
Germany                   37,766         25,048          8,363         3,798
The Netherlands            7,054          6,272            899         1,500
France                     8,062          7,684          1,102         1,066
Asia-Pacific              41,795         27,720          5,920         4,145
                         -------        -------        -------       -------

Total                   $221,229       $203,216       $ 39,858     $ 33,456
                         =======        =======        =======       =======


                              Long-Lived Assets, net
                          (excluding intangible assests)
                          ------------------------------

                           March 31,            June 30,
                             2004                 2003
                             ----                 ----

United States               $1,687              $1,783
Germany                        560                 556
The Netherlands                135                 113
France                         126                  61
Asia-Pacific                    77                  88
                             -----               -----

Total                       $2,585              $2,601
                             =====               =====

NOTE 6:  INVENTORY

Inventory consists of the following:

                           March 31,           June 30,
                             2004                2003
                           -------             -------
Finished goods             $37,278             $41,221
Work in process                150                 157
Raw materials                  335                 318
                            ------              ------
         Total             $37,763             $41,696
                            ======              ======

NOTE 7:  NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per common share computation for net income follows:


                                            Nine Months Ended            Three Months Ended
                                                  March 31,                   March 31,
                                            2004           2003          2004          2003
                                            ----           ----          ----          ----
Income before cumulative effect
  of accounting change                     $9,792         $7,062        $3,710        $2,411
Cumulative effect of accounting
  change                                        -          1,873             -             -
                                            -----          -----         -----         -----
Net income available for common
  shareholders                             $9,792         $5,189        $3,710        $2,411
                                            =====          =====         =====         =====

Weighted average common shares
 (basic)(a)                                15,790         14,784        15,896        14,841
Effect of dilutive securities:
  Stock options (a)                           413            222           410           411
                                            -----          -----         -----         -----
Weighted average common and
  potential common shares
  outstanding (diluted)(a)                 16,203         15,006        16,306        15,252
                                           ======         ======        ======        ======

Basic income per common share(a):
Income before cumulative effect
  of accounting change                     $ 0.62         $ 0.48        $ 0.23        $ 0.16
Cumulative effect of accounting
  change (b)                                    -           0.13             -             -
                                            -----          -----         -----         -----

Net income                                 $ 0.62         $ 0.35        $ 0.23        $ 0.16
                                            =====          =====         =====         =====

Diluted income per common share(a):
Income before cumulative effect
  of accounting change                     $ 0.60         $ 0.47        $ 0.23        $ 0.16
Cumulative effect of accounting
  change (b)                                    -           0.12             -             -
                                            -----          -----         -----         -----
Net income                                 $ 0.60         $ 0.35        $ 0.23        $ 0.16
                                            =====          =====         =====         =====

     (a) The number of shares outstanding and the per share information have been adjusted for a 3-for-2 stock dividend, paid January 2, 2004 (note
          4).

     (b) SFAS 142 impairment loss recognized as a cumulative effect of an accounting change in the first interim reporting period of fiscal 2003 (note 10).

Employee stock options of 5 and 0 for the nine and three months ended March 31, 2004, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive. Employee stock options of 480 and 0 for the nine and three months ended March 31, 2003, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

In February 2004, the Board of Directors approved that the vesting of certain stock options granted to the Chairman, President and Chief Executive Officer in 1997 to purchase 135,000 shares of the Company's common stock with vesting dates of January 2005 and January 2006 be modified so as to vest such stock options as of February 11, 2004, provided, however, that the underlying stock issued upon exercise of any or all of such stock options may not be sold until the earlier of the original date of vesting or death.

NOTE 8:  COMPREHENSIVE INCOME
Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                     Nine Months Ended        Three Months Ended
                                         March 31,                  March 31,
                                    2004          2003        2004           2003
                                    ----          ----        ----           ----
Comprehensive income:
 Net income                       $ 9,792       $ 5,189      $3,710         $2,411
Foreign currency
 translation adjustment             1,081           172        (205)            41
Change in fair value of
 cross currency interest
 rate swap                           (318)           --          76             --

                                   ------        ------       -----          -----
         Total                    $10,555       $ 5,361      $3,581         $2,452
                                   ======        ======       =====          =====

The components of accumulated other comprehensive income as of March 31, 2004 and June 30, 2003 are as follows:

                                                          March 31,    June 30,
                                                            2004         2003
                                                          ---------    --------

Cumulative foreign currency translation adjustments        $ 2,238     $ 1,157
Fair value of cross currency interest rate swap               (435)       (117)
                                                            ------      ------
                                                           $ 1,803     $ 1,040
                                                            ======      ======

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. New exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

NOTE 9:  RECLASSIFICATIONS
Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current presentation.

NOTE 10:  GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted the provisions of SFAS 141 and 142 as of July 1, 2002. The Company had evaluated its existing goodwill that was acquired in prior purchase business combinations and determined that no adjustment or reclassification to intangible assets at July 1, 2002 is required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

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

The nine months ended March 31, 2003 includes a one-time charge of $1,873, or $0.12 per diluted share, attributable to the cumulative effect of adopting SFAS
142. The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC"), which is part of our Institutional Sanitary Supplies and Other segment. The one-time charge for CDC was due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS 142.

Intangible assets subject to amortization as of March 31, 2004 and June 30, 2003 were as follows:

                                            March 31, 2004

                            Gross Carrying     Accumulated      Net Book
                                 Value        Amortization       Value
                             ------------      -----------     ---------

Customer relationships       $      2,673      $        96     $   2,577
Customer lists                        600              360           240
Non-compete agreements                643              425           218
                             ------------      -----------     ---------
                             $      3,916      $       881     $   3,035
                             ============      ===========     =========


                                            June 30, 2003

                            Gross Carrying     Accumulated      Net Book
                                 Value        Amortization       Value
                             ------------      -----------     ---------

Customer relationships       $          -      $         -     $       -
Customer lists                        600              270           330
Non-compete agreements                420              338            82
                             ------------      -----------     ---------
                             $      1,020      $       608     $     412
                             ============      ===========     =========

As of March 31, 2004 and June 30, 2003, the Company also had $835 and $0, respectively, of intangible assets pertaining to trademarks which are not subject to amortization. Amortization expense for intangible assets subject to amortization amounted to $273 and $186 for the nine months ended March 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2004 through June 30, 2008 are as follows: 2004: $143; 2005: $548;
2006: $518; 2007: $428; 2008: $428.

The balances of goodwill by segment as of June 30, 2003 and March 31, 2004 and changes therein for the nine months ended March 31, 2004 are as follows:

                                             Institutional
                                           Sanitary Supplies    Consolidated
                       Health Sciences         & Other             Totals
                       ---------------        ---------           --------
Balance at 6/30/03
                            $6,838              $945              $7,783

Acquisition of
Pharma Waldhof                 765                 -                 765

Foreign currency
translation
adjustments                     67                 -                  67

Recognition of
acquired  tax
benefits, net of
payments to
Schweizerhall Pharma          (666)                -                (666)
                             -----               ---               -----

Balance at 3/31/04          $7,004              $945              $7,949
                             =====               ===               =====

NOTE 11:  SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during the nine months ended March 31, 2004 and 2003 was as follows:

                                     2004          2003
                                     ----          ----

          Interest paid             $   71        $  209
          Income taxes paid          2,148         3,029


Non-cash transactions:
During the nine months ended March 31, 2003, the Company entered into a mortgage note in the amount of $412 for the sale of property.

NOTE 12:  PURCHASE COMMITMENTS
As of March 31, 2004, the Company has outstanding purchase obligations totaling $11,537 with suppliers of the Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers. Such purchase obligations are based on anticipated sales to certain customers through December 31, 2004.

NOTE 13:  DEFERRED COMPENSATION
Effective December 2003, the Company modified its non-qualified Supplemental Executive Retirement Plan ("the Plan"). The Plan is a deferred compensation plan intended to provide certain qualified executives with supplemental retirement benefits beyond the Company's 401(k) Plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the Plan is held by the Company in a grantor trust, which is considered an asset of the Company. The funds held by the grantor trust are in life insurance policies. As of March 31, 2004, the Company has recorded an asset (included in other assets) of $1,212 primarily representing the cash surrender value of policies owned by the Company.

NOTE 14:  IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "Share-Based Payment, an amendment of FASB Statements No. 123 and 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. Generally, FIN 46R is effective at the end of the first interim period ending after March 15, 2004. The adoption of FIN 46R did not have any impact to the consolidated financial statements.

                     Independent Accountants' Review Report


The Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2004, the related consolidated statements of income for the three-month and nine-month periods ended March 31, 2004 and 2003, and the related consolidated statements of cash flows for the nine-month periods ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                  /s/ KPMG LLP

Melville, New York
May 6, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         (in thousands, except per share amounts)

         CAUTIONARY STATEMENT PURSUANT TO SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

THIS QUARTERLY REPORT ON FORM 10-Q AND THE INFORMATION INCORPORATED BY REFERENCE INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. THE COMPANY INTENDS THE FORWARD-LOOKING STATEMENTS TO BE COVERED BY THE SAFE HARBOR PROVISIONS FOR FORWARD-LOOKING STATEMENTS. ALL STATEMENTS REGARDING THE COMPANY'S EXPECTED FINANCIAL POSITION AND OPERATING RESULTS, ITS BUSINESS STRATEGY, ITS FINANCING PLANS AND THE OUTCOME OF ANY CONTINGENCIES ARE FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE BASED ON CURRENT EXPECTATIONS, ESTIMATES AND PROJECTIONS ABOUT OUR INDUSTRY AND OUR BUSINESS. WORDS SUCH AS "ANTICIPATES," "EXPECTS," "INTENDS," "PLANS," "BELIEVES," "SEEKS," "ESTIMATES," OR VARIATIONS OF SUCH WORDS AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. THE FORWARD-LOOKING STATEMENTS ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE SET FORTH OR IMPLIED BY ANY FORWARD LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, UNFORSEEN ENVIRONMENTAL LIABILITIES, UNCERTAIN MILITARY, POLITICAL AND ECONOMIC CONDITIONS IN THE WORLD, THE MIX OF PRODUCTS SOLD AND THE PROFIT MARGINS THEREON, ORDER CANCELLATION OR A REDUCTION IN ORDERS FROM CUSTOMERS, COMPETITIVE PRODUCT OFFERINGS AND PRICING ACTIONS, THE AVAILABILITY AND PRICING OF KEY RAW MATERIALS, DEPENDENCE ON KEY MEMBERS OF MANAGEMENT, RISKS OF ENTERING INTO NEW EUROPEAN MARKETS, CONTINUED SUCCESSFUL INTEGRATION OF ACQUISITIONS AND ECONOMIC AND POLITIAL CONDITIONS IN THE UNITED STATES AND ABROAD. THE COMPANY ASSUMES NO OBLIGATION TO UPDATE PUBLICLY THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE, EXCEPT AS MAY BE REQUIRED BY LAW.

EXECUTIVE SUMMARY
Aceto is reporting net sales of $79,690 for the third fiscal quarter ended March 31, 2004 which represents a 12.9% increase over the $70,561 reported in the third quarter of fiscal 2003. The gross profit margin of 18.8% for the quarter, represents the highest quarterly gross profit margin ever recorded by the Company. The strong sales and gross profit margin caused our net income to increase to $3,710 or $0.23 per diluted share which is 53.9% higher than last year's third fiscal quarter. For the nine months we are reporting net sales of $221,229 resulting in net income of $9,792 compared to the same period last year's net sales of $203,216 and net income of $5,189.

Our financial position, as of March 31, 2004, remains strong as we had cash of $30,771, working capital of $79,769, no long-term debt and shareholders' equity of $97,592.

Aceto Corporation is a global distributor of pharmaceutical and specialty chemicals. The Company's offices in China, Germany, France, The Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to customer demands, assuring that a consistent, high quality supply of pharmaceutical and specialty chemicals is never far away. Aceto is able to offer its customers very competitive pricing, continuity of supply, quality control and pricing. Our 57 years of experience, reputation for reliability and longevity, and long-term relationships with its suppliers has fostered loyalty among our customers.

We are confident about Aceto's short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including our launching of a minimum of four new Active Pharmaceutical Ingredients (APIs) per year, entering the developing biopharmaceutical market, the globalization of our Chemicals & Colorants business, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important supplier. Our long-term plans involve seeking strategic and accretive acquisitions, forming alliances with partners that will add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business due to entry of Eastern European countries into the European Union and compliance with strict pharmaceutical regulations.

Aceto's business is separated into four principal segments: Health Sciences, Chemicals and Colorants, Agrochemicals and Institutional Sanitary Supplies and Other.

The Health Sciences segment is Aceto's largest and fastest growing segment both in sales and gross profits. This segment is comprised of APIs, Pharmaceutical Intermediates, Diagnostic chemicals and Nutritionals. APIs make up about 70% of this segment's revenues. Aceto typically partners with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

Aceto has an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe and expects to launch a minimum of four each year. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. With the opening of an Aceto office in Poland in January 2004, Aceto is well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries like textiles, ink, paper and coatings, as well as chemicals used in the production of agrochemicals. Our sales are predominantly in the U.S. and purchases primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, is Aceto's most profitable in terms of gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, etc., primarily in the U.S. and Western Europe. Our joint venture with Nufarm, which will market Butoxone to increase our market share of the peanut, soybean and alfalfa herbicide commenced operations in April 2004. We believe this will have a marginally positive effect on the gross margins contribution in this segment.

Value Added/Core Competencies
Aceto's main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Among Aceto's greatest strengths are our people and the ability they have to meet the individual needs of customers. Eighty-five of Aceto's approximately 250 employees have technical degrees and Aceto has eighteen employees whose exclusive responsibility is regulatory compliance. This enables Aceto to dispatch highly skilled professionals whenever they might be needed.

In this discussion and analysis, we explain the general financial condition and the results of operations for Aceto, including the following:

     -   factors that affect our business

     -   our earnings and costs in the periods presented

     -   changes in earnings and costs between periods

     -   sources of earnings

     -   the impact of these factors on our overall financial condition

As you read this discussion and analysis, refer to the accompanying consolidated statements of income, which present the results of our operations for the three-month periods and nine-month periods ended March 31, 2004 and 2003. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

SIGNIFICANT TRANSACTIONS IN FISCAL 2004
The Company has completed two significant transactions in fiscal 2004. These transactions are consistent with our strategy of seeking strategic and accretive acquisitions and forming alliances with partners that will add to our capabilities.

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

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived APIs currently used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

The acquisition of Pharma Waldhof adds value for Aceto on several levels by:

     (1)  being immediately accretive to Aceto's earnings;
     (2)  spearheading Aceto's entry into the biopharmaceuticals market;
     (3)  broadening the Company's product offerings in chemically- derived
          APIs;
     (4) strengthening the Company's stance as an early participant in the developing generic biopharmaceutical business; and
     (5) fostering a continuing relationship between Aceto and Roche, whereby Roche will continue to manufacture the principal biopharmaceutical APIs that Pharma Waldhof distributes and provide certain other services.

The purchase price for the capital stock of Pharma Waldhof was $30. The purchase price for the partnership interest of Pharma Waldhof GmbH & Co. KG was $2,970. Additionally, the share purchase agreement states that the Company is to pay the seller an amount equal to certain acquired assets less certain acquired liabilities. This additional paymmet was originally estimated by the Company to be $321. Interpretations of this clause in the agreement were discussed and negotiated with the Seller in April 2004 resulting in the Company agreeing to pay approximately $1,844 for the acquisition of these certain assets net of certain liabilities. The liability for this additional payment has been included in other accrued expenses on the accompanying consolidated balance sheet as of March 31, 2004.

Aceto continued the business of Pharma Waldhof and successfully integrated that business into Aceto's business during the third quarter.

On November 25, 2003, Aceto Agricultural Chemicals Company ("Aceto Agricultural"), a wholly-owned subsidiary of the Company, formed a joint venture with Nufarm Americas Inc. ("Nufarm"), a subsidiary of Australia-based Nufarm Limited. The joint venture entity is named S.R.F.A., LLC. Aceto Agricultural and Nufarm have acquired an EPA label for Butoxone, an herbicide used on peanuts, soybeans and alfalfa.

Aceto Agricultural previously marketed this herbicide under a different label (2,4DB). Going forward, Aceto Agricultural and Nufarm intend to market the herbicide in the United States solely under the Butoxone label, which has greater market penetration than 2,4DB. Nufarm will continue to formulate the product. S.R.F.A., LLC was still in the process of formulation as of March 31, 2004 and has not recorded any business activity as of that date. Business activity commenced in April 2004. This joint venture should have little effect on our working capital requirements as we previously sold this product under a different EPA label.

This joint venture reflects Aceto's strategy for expanding its agrochemical business, which is to partner with large agrochemical manufacturers and distributors to capitalize on the rapid consolidation of the industry. Due to this consolidation, there remain a limited number of significant manufacturers of crop-protection products. The Company believes this consolidation trend will continue forcing the large distributors to find alternative sources. Aceto will look to Asian producers to meet its needs in this area.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers. The Company's sales incentives consist primarily of volume incentive rebates. The Company records such volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force (EITF) 01-09, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)".

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

The recoverability of long-lived assets aggregating $1,674 (including goodwill of $945) in the Institutional Sanitary Supplies & Other segment is predicated on the market acceptance of the launch of new products. If the actual revenue and profit results of these product launches are less than anticipated, the Company may be required to record an impairment on the goodwill and/or other long-lived assets of this segment.

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

As of March 31, 2004, the Company has current net deferred tax assets of $301 and non-current net deferred tax assets of $1,107. These net deferred tax assets have been recorded based on the Company having sufficient future earnings in order to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If the Company determines that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of earnings at that time.

The acquisition of Pharma Waldhof could result in the Company realizing certain tax benefits acquired from Schweizerhall Pharma that were previously unrecognized by the Company. The Company is in the process of determining whether it is more likely than not that such tax benefits will be realized. The recognition of these tax benefits would result in a reduction of Schweizerhall Pharma goodwill and a liability to Schweizerhall Pharma for 50% of the tax benefits, as such benefits are realized.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.

Furthermore, the Company provides reserves for Federal, state and international tax exposures relating to audits, planning initiatives, and compliance responsibilities. The development of these reserves requires judgments about tax issues, potential outcomes and timing, and is a subjective critical estimate.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2004 COMPARED TO NINE MONTHS ENDED MARCH 31, 2003

                                       Net Sales By Segment
                                    Nine Months Ended March 31,
                                      (Dollars in thousands)

                                                                                 Comparison 2004
                                    2004                     2003                Over/(Under) 2003
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -
Agrochemicals                $ 12,443       5.6%      $  9,775       4.8%        2,668           27.3

Chemicals &
Colorants                      67,731      30.6         69,738      34.3        (2,007)          (2.9)

Health Sciences               136,980      61.9        119,752      58.9        17,228           14.4

Institutional
Sanitary
Supplies & Other                4,075       1.9          3,951       2.0           124            3.1
                              -------     -----        -------     -----        ------

TOTAL NET SALES              $221,229     100.0%      $203,216     100.0%      $18,013            8.9%
                              =======     =====        =======     =====        ======

                                        Gross Profit By Segment
                                      Nine Months Ended March 31,
                                        (Dollars in thousands)


                                                                                 Comparison 2004
                                    2004                     2003                Over/(Under) 2003
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -

Agrochemicals                $  4,073       9.5%      $  2,691       7.4%        1,382           51.4

Chemicals &
Colorants                      10,909      25.5         10,293      28.4           616            6.0

Health Sciences                26,268      61.5         21,642      59.6         4,626           21.4

Institutional
Sanitary
Supplies & Other                1,500       3.5          1,664       4.6          (164)          (9.9)
                              -------     -----        -------     -----        ------
TOTAL GROSS
PROFIT BY
SEGMENT                      $ 42,750     100.0%      $ 36,290     100.0%      $ 6,460           17.8%
                                          =====                    =====        ======

UNALLOCATED
COST OF
SALES (1)                       2,892                    2,834
                              -------                  -------

NET GROSS PROFIT             $ 39,858                 $ 33,456
                              =======                  =======

(1)  Represents freight and storage costs that are not allocated to a segment.


NET SALES
HEALTH SCIENCES
The primary reason for the improvement in revenue was an increase of $16,171 attributable to follow-up shipments of several generic pharmaceutical products which were launched in fiscal 2003 and sold to companies who had received approval to market these products. Additionally, the Company launched two new APIs during the third fiscal quarter. However, some of these increases were offset by a decrease in sales volume of one generic pharmaceutical product, which had sales of $5,482 for the nine months ended March 31, 2004 versus $19,761 for the same period last year. This represents an example of the life cycle of a generic pharmaceutical product: the product launch period can be followed by a reduction in volume once the initial distribution channels are filled. The increase was also attributable to increased sales volume of $13,215 in our European operations attributable to the acquisition of Pharma Waldhof, the effect of foreign currency exchange rate changes due to the strengthening of the Euro, an expanded distribution agreement with a major supplier, which expansion permits the Company to sell additional products into new markets, sales from new products and improved market penetration. Sales of nutritional products were up $3,102 or 22.2%, mainly on the strength of two products whose volume increased significantly. We believe the sales volume for these two products for the balance of fiscal 2004 should continue ahead of last year's reported sales.

CHEMICALS & COLORANTS
The decrease in revenue in the Chemicals & Colorants segment is partly attributable to the inclusion of $900 in last year's sales from a negotiated settlement for lost gross margin regarding non-performance of a sales contract. Sales were down 1.6% at $67,731 versus $68,838 when this transaction is excluded from last year's sales. The decline in sales performance is a direct result of lower sales volume of $2,865 from one large customer combined with a decline of $4,701 in our color pigments and pigment intermediates business due to increased competition and competitive pricing pressures. These decreases were partially offset by increased sales of $5,047 in other product categories such as coatings, food & beverages, agricultural intermediates, miscellaneous intermediates, dyes, and foundry and metals and the increased sales volume of certain products in our European and Asian markets, which totaled $1,326.

AGROCHEMICALS
The increase in revenue in the Agrochemicals segment was mainly attributable to significantly higher volume for one product of $591, additional sales this year in several products due to weather conditions, a price increase totaling $150 on another product and sales of $804 from several new products in this year's period.

GROSS PROFIT
HEALTH SCIENCES
Gross profit improvement was partly attributable to the sales of several generic pharmaceutical products which provided a $618 or 9.9% increase in gross profit dollars at normal gross margin rates. These increases in gross profit were substantially offset by the lower sales and gross profit ($592 decrease) attributable to the Company's highest sales volume product during last year's nine-month period. Gross profit improvement of $5,146 in our European operations was attributable to the increased volume of new and existing products, improved market penetration in European and Asian markets in addition to an expanded distribution agreement with a major supplier for new products in both existing and new markets in Europe. Gross margin rates for the segment were higher at 19.2% this year versus 18.1% last year. Gross profit for nutritionals was $327 or 10.6% higher than the same period last year, and at lower margins as a result of the Company's product mix.

CHEMICALS & COLORANTS
This segment's gross profit of $10,909 increased $616 or 6.0% over last year's $10,293. The increased sales of $5,047 in the categories mentioned above accounted for additional gross profit of $623. Sales volume increases in our European markets contributed an additional $305 of gross profit this year. These increases were offset by a reduction in gross profit of $260 from one large customer. Gross profit, as a percentage of sales, increased to 16.1% this year versus 14.8%. Gross profit rates increased due to a $2,865 decrease in sales to one major customer whose sales have generated lower than usual margins, along with an improvement in margins across other categories due to changes in product mix and improved product pricing, in some cases.

AGROCHEMICALS
For the Agrochemicals segment, the gross margin for the nine months ended March 31, 2004 was 32.7% versus 27.5% for the same period the previous year. This increase was due to gross profit contributions from an increase in sales of several products, a price increase on another product and sales from several new products. We believe we will continue to report a higher gross margin percentage during the balance of fiscal 2004 when compared to fiscal 2003. Another factor was the recovery of costs on the sale of previously marked-down inventory for $131. Last year's gross profit was reduced by an unusually large increase in packaging costs, due to a change in the way a specific product was applied.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A")increased $4,022 or 17.4% to $27,162 for the nine months ended March 31, 2004 in comparison to the same period last year. As a percentage of sales, SG&A increased to 12.3% for the nine months ended March 31, 2004 versus 11.4% for the same period in fiscal 2003. SG&A increased primarily due to the effect of foreign currency exchange rate changes due to the strengthening of the Euro in our Euro zone operations ($884), the inclusion of the newly acquired Pharma Waldhof ($686), increases in professional fees related to investor relations ($91), compliance-related professional fees, including internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($628); legal fees related to recent business agreements, product registration fees and the dismissal of a lawsuit related to a former supplier and ongoing litigation ($515); higher R & D costs related to the development of APIs ($275) and increased compensation costs for our European operations ($638). The Company sold certain real estate in July 2002 and realized a net gain of $291 on the sale. This gain reduced overall SG&A and lowered SG&A as a percentage of sales. Excluding this transaction, SG&A, as a percentage of sales would have been 11.5% last year.

OPERATING INCOME
For the nine months ended March 31, 2004 operating income was $12,696 compared to $10,316, an increase of $2,380 or 23.1%. This increase was primarily due to the overall increase in gross profit of $6,402, with the main contribution of $4,626 coming from the Health Sciences segment, which increase was partially offset by higher SG&A expenses of $4,022.

INTEREST AND OTHER INCOME (EXPENSE)
Interest expense for the nine months ended March 31, 2004 was $98 versus $222 for the same period last year. The decrease was attributable to lower levels of debt experienced this year versus last year.

Interest and other income for the nine months ended March 31, 2004, was $1,116 compared to $226 last year. During those nine months, the Company received a payment of $395 versus $34 in the prior year regarding a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China. Also, there was an unrealized gain on marketable securities in the current period of $75 versus an unrealized loss of $214 last year. In addition, the Company has recognized gains on foreign currency on a mark-to-market basis of $645 this year versus $118 last year.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 28.6% for the nine months ended March 31, 2004, versus 31.6% for the same period last year. This decrease in the effective tax rate is due to proportionately higher earnings in jurisdictions with lower tax rates, especially China.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The nine-month period ended March 31, 2003, includes a one-time charge of $1,873, or $0.12 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". This one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supplies and Other segment. The one-time charge for it was primarily due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS 142.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003


                                       Net Sales By Segment
                                   Three Months Ended March 31
                                      (Dollars in thousands)

                                                                                 Comparison 2004
                                    2004                     2003                Over/(Under) 20023
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -
Agrochemicals                $ 4,817        6.1%      $ 3,901        5.5%          916           23.5

Chemicals & Colorants         23,543       29.5        24,594       34.9        (1,051)          (4.3)

Health Sciences               49,903       62.6        40,802       57.8         9,101           22.3

Institutional Sanitary
Supplies & Other               1,427        1.8         1,264        1.8           163           12.9
                              ------      -----        ------      -----        ------

TOTAL NET SALES              $79,690      100.0%      $70,561      100.0%      $ 9,129           12.9%
                              ======     ======        ======      =====        ======

                                         Gross Profit By Segment
                                    Three Months Ended March 31
                                         (Dollars in thousands)

                                                                                 Comparison 2004
                                    2004                     2003                Over/(Under) 2003
                                    ----                     ----                -----------------

                                          % of                     % of
Segment                         $         Total          $         Total           $               %
-------                         -         -----          -         -----           -               -

Agrochemicals                $ 1,498        9.3%      $ 1,029        8.2%          469           45.6

Chemicals & Colorants          3,733       23.4         3,514       28.1           219            6.2

Health Sciences               10,214       64.0         7,397       59.2         2,817           38.1

Institutional Sanitary
Supplies & Other                 525        3.3           559        4.5           (34)          (6.1)
                              ------      -----        ------      -----        ------

TOTAL GROSS PROFIT BY
SEGMENT                      $15,970      100.0%      $12,499      100.0%      $ 3,471           27.8%
                                         ======                    =====        ======

UNALLOCATED COST OF SALES
(1)                              991                      912
                              ------                   ------

NET GROSS PROFIT             $14,979                  $11,587
                              ======                   ======

(1) Represents freight and storage costs that are not allocated to a segment.

NET SALES
HEALTH SCIENCES
Several factors contributed to the increase in revenue in the Health Sciences segment. A large portion of the increase resulted from improved sales in our European and Asian markets in addition to the newly acquired Pharma Waldhof business, which in total contributed to an increase in sales of $7,594. This increase was also attributable to the introduction of several new products, strong follow-up sales of existing products, and a continued expansion of the distribution agreement with a major supplier, which has allowed for increased product and customer penetration in the current quarter. Sales resulting from follow-up shipments of several generic products launched prior to this fiscal year showed an increase of $7,176 over the same period last year. The increase in sales of these generic products was more than offset by decreases in five other generic products launched in prior fiscal years totaling $7,837 for the quarter ended March 31, 2004. These decreases were caused by a drop in demand as the products matured, competitors, insufficient supply of product due to supplier's inability to meet FDA standards, and significant price erosion on the largest volume product shipped in the previous year's period. The nutritionals product line contributed to the segment's improvement with a $1,016 or 21.3% increase in sales, which was mainly attributable to a significant volume increase in one product and strong contributions from four others. We believe the nutritional products will continue to outperform last year's pace for the remainder of fiscal 2004.

CHEMICALS & COLORANTS
The decrease in revenue of $1,051 or 4.3% versus last year is primarily attributable to a $1,460 decline in shipments to one large customer in addition to a $2,072 decrease in sales of pigments and pigment intermediates due to competitive pricing pressures and declining demand for these products. The decreases were offset by increases in the dyes, coatings and polymer additives categories, along with increases in European markets aggregating $2,607.

AGROCHEMICALS
The increase in revenue in the Agrochemicals segment was attributable to higher volume for several existing products as well as sales generated from several new products in the current quarter. The Agrochemical segment sales trend should continue during the balance of fiscal 2004.

GROSS PROFIT
HEALTH SCIENCES
Gross profit improvement in the Health Sciences segment was attributable to the various factors as described above. The generic pharmaceutical products with increased sales of $7,176 provided increases in gross profit of $867 at lower than usual gross margin rates. The generic products with decreased sales of $7,837 in the current quarter resulted in lower gross profit dollars of $1,457. Gross profits from nutritionals were $200 or 20.5% higher than the same period last year due to increased volume and product mix. Gross margin rates for the segment were higher at 20.5% versus 18.1% for the same period last year. The improved gross margin rates were a result of higher rates generated from sales in Europe, especially on Pharma Waldhof sales.

CHEMICALS & Colorants
Gross profits increased by $219 or 6.2% over the same period last year and the segment showed improved margins of 15.9% versus 14.3% for the same period last year. Contributions from categories such as food and beverages, miscellaneous intermediates, polymer additives and foundry and metals in addition to improved sales volume and margins in the European markets were the primary reasons for the improvements. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales have generated lower than usual margins, along with an improvement in margins across other categories due to changes in product mix and, improved product pricing, in some cases. The future trends are difficult to predict as they depend on product mix and the introduction of new products.

AGROCHEMICALS
Gross margin for the Agrochemicals segment was 31.1% this quarter versus 26.4% for the same period last year. There were gross profit contributions resulting from a large increase in sales of one existing product, sales from several new products as well as a price increase on one product. We expect to continue to report increased gross margins for this segment compared to last fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $1,887 or 23.0% to $10,093 for the quarter ended March 31, 2004 in comparison to $8,206 in last year's third quarter. As a percentage of sales, SG&A increased to 12.7% in the third quarter of fiscal 2004 versus 11.6% for the comparable period in fiscal 2003. SG&A increased primarily due to the inclusion of the newly acquired Pharma Waldhof ($686), compliance-related professional fees, including internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($400) and legal fees related to recent business agreements and ongoing litigation ($311).

OPERATING INCOME
For the quarter ended March 31, 2004 operating income was $4,886 compared to $3,381, an increase of $1,505 or 44.5%. This increase was primarily due to the overall increase in gross profit of $3,392, with the main contribution of $2,817 coming from the Health Sciences segment, which was partially offset by higher SG&A expenses of $1,887.

INTEREST AND OTHER INCOME (EXPENSE)
Interest expense for the current quarter was $30 versus $80 in the prior year. The decrease was attributable to lower levels of debt experienced this year versus last year. Interest and other income remained flat at $228 for the quarter ended March 31, 2004 as compared to $229 last year.

PROVISION FOR INCOME TAXES
The effective tax rate decreased to 27.0% from 31.7% for the same period last year. This decrease in the effective tax rate is due to proportionately higher earnings in jurisdictions with lower tax rates, especially China.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
At March 31, 2004, the Company had $30,771 in cash, $953 in short-term investments and $1,299 of short-term bank loans.

The Company's cash position at March 31, 2004 increased $10,508 from the June 30, 2003 level. Operating activities provided cash of $15,588, primarily from net income of $9,792, a reduction in inventory of $6,171 and an increase in accrued merchandise purchases of $5,294. This was partially offset by an increase in accounts receivable of $9,197 and a decrease in accounts payable of $1,718. Better management of inventory and longer payment terms with suppliers have helped our working capital position. We believe this could reverse modestly over the next quarter.

Investing activities used cash of $4,616, $4,408 of which was used in the acquisition of the Pharma Waldhof business. Financing activities used cash of $761, primarily as a result of payments of short-term bank loans of $2,134 and payments of cash dividends of $1,357. This was offset by proceeds from the exercise of stock options of $2,538 and the issuance of treasury stock to employees of $192. The new record prices reached by the Company's stock during the past nine months has contributed to the high level of stock options exercised by our employees.

CREDIT FACILITIES
The Company has credit facilities with two European financial institutions. These facilities provide the Company with a line of credit of 14,500 Euros (approximately $17,658), of which $1,299 was utilized as of March 31, 2004. The Company is not subject to any financial covenants under these arrangements.

Additionally, in May 2002, the Company entered into a $15,000 revolving credit agreement with a financial institution. This agreement expires June 30, 2004. The Company is in the process of negotiating to extend it. At March 31, 2004, the Company had utilized $1,423 in letters of credit, leaving $13,577 of this facility unused. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at March 31, 2004.

WORKING CAPITAL OUTLOOK
Working capital was $79,769 at March 31, 2004 versus $71,302 at June 30, 2003. The increase in working capital was primarily attributable to cash generated from operations. The Company continually evaluates possible acquisitions of or investments in businesses that are complementary to those of the Company, which transactions may require the use of cash. The Company believes that its cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, the Company may obtain additional credit facilities to enhance its liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES
The Company has no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. The Company has certain contractual cash obligations and other commercial commitments which will impact its short and long-term liquidity. At March 31, 2004, the Company has no significant obligations for capital expenditures. At March 31, 2004, contractual cash obligations and other commercial commitments are as follows:

                                                     Payments Due and/or
                                                     Amount of Commitment
                                                     Expiration Per Period

                                            Less Than        1-3          4-5             After
                               Total        1 Year           Years        Years           5 Years
                               -----        ------           -----        -----           -------
Long-term liabilities/
bank loans                     $ 1,299       $1,299          $    -        $    -         $     -

Operating leases                 8,432        1,420           2,621         2,325           2,066

Commercial letters of credit     1,443        1,443               -             -               -

Standby letters of credit          129          129               -             -               -

Unconditional purchase
obligations (a)                 11,537       11,537               -             -               -
                               -------      -------           -----        ------          ------

Total                          $22,840      $15,828          $2,621        $2,325          $2,066
                                ======       ======           =====         =====           =====

(a) As of March 31, 2004, the Company has outstanding purchase obligations totaling $11,537 with suppliers of the Germany, Netherlands and Singapore operations to acquire certain products for resale to third-party customers. Such purchase obligations are based on anticipated sales to certain customers through March 31, 2005.

Other significant commitments and contingencies include the following:

     1. The Board of Directors declared a cash dividend on May 10, 2004 of $0.085 per common share to shareholders of record as of June 14, 2004. The payment will be made on June 25, 2004.

     2. Effective December 2003, the Company modified its non-qualified Supplemental Executive Retirement Plan ("the Plan"). The Plan is a deferred compensation plan intended to provide certain executives with supplemental retirement benefits beyond the Company's 401(k) Plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the Plan is held by the Company in a grantor trust, which is considered an asset of the Company. The funds held by the grantor trust amounted to $1,212 as of March 31, 2004.

     3. In connection with the acquisition of the Pharma Waldhof business, the parties entered into a Supply & Services Agreement concerning the supply of certain products and services to the Company. The Company will purchase certain products for resale to third-party customers. Services to be provided by the seller include shipping, receiving, warehousing, quality control and labeling. The original term of this agreement is three years ending on December 31, 2006. There is a provision for an extension up to an additional two years if both parties agree.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
The Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. The adoption of FIN 46R did not have any impact to the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Sensitive Instruments

The market risk inherent in the Company's market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

Market Price Risk

The Company has short-term investments at March 31, 2004 of $953, which consist solely of corporate securities, are recorded at fair value, and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges which would not be material as of March 31, 2004. Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, the Company hedges some of its transactions denominated in a currency other than the functional currencies applicable to each of its various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2004, the Company had foreign currency contracts outstanding that have a notional amount of $998. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2004 was not material.

In addition, the Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003, the Company entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under an inter-company loan receivable. Under the terms of this derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under an inter-company loan will be swapped for EURO denominated fixed principal and interest payments. The fair market value of the swap at March 31, 2004 was $(435). The gains or losses on the foreign currency loan receivable will be offset by the gains or losses on the swap. Because the Company is receiving fixed interest payments under the swap, it is still subject to fluctuations in value due to changes in Euro and U.S. dollar foreign currency rates and U.S. dollar interest rates. As of March 31, 2004, the impact of these fluctuations was not significant. This hedge was deemed to be highly effective as of March 31, 2004.

The Company is subject to risk from changes in foreign exchange rates for its subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On March 31, 2004, the Company had translation exposure to various foreign currencies with the most significant being the Euro and Singapore Dollars. The potential loss resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, as of March 31, 2004, amounts to $2,860. Actual results may differ.

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

              15.1 Letter of independent accountant KPMG LLP re: Unaudited Interim Financial Information

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

              32.2   Certification by CFO Douglas Roth pursuant to U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b) Reports on Form 8-K.

              On January 14, 2004, the Company filed a Form 8-K in order to announce its acquisition of Pharma Waldhof.

              On February 11, 2004, the Company filed a Form 8-K in order to report financial information for its second quarter of fiscal 2004.

              On March 15, 2004, the Company filed a Form 8-K/A in order to report the financial statements and pro forma financial information required in connection with the Company's acquisition of all of the capital stock of Pharma Waldhof Beteilingungs GmbH, and all of the partnership interest of Pharma Waldhof GmbH & Co. KG.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                ACETO CORPORATION


DATE    May 17, 2004                  BY /s/ Douglas Roth
     -----------------------------       --------------------------------------
                                         Douglas Roth, Chief Financial Officer

DATE    May 17, 2004                  BY /s/ Leonard S. Schwartz
     -----------------------------       --------------------------------------
                                         Leonard S. Schwartz, Chairman,
                                         President and Chief Executive Officer