Form 10-K
period 2004-06-30
ACETO CORP
filed 2004-09-10
CIK 2034

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 2004

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  X      No
   -----      -----

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of December 31, 2003 was approximately $243,689,000.

The Registrant has 16,053,932 shares of common stock outstanding as of September 8, 2004.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on December 2, 2004.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2004



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

PART IV.

Item 15.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I


       CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act and Section 21E of the Exchange Act. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad.

                          NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all dollar amounts are expressed in thousands, except for share prices.

ITEM 1.  BUSINESS

GENERAL

Aceto Corporation (together with its consolidated subsidiaries, "Aceto") was incorporated in 1947 in the State of New York. We are a global distributor of chemically-derived pharmaceuticals, biopharmaceuticals and specialty chemicals. Our offices in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to global customer demands, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical and specialty chemicals is never far away. We are able to offer our customers very competitive pricing, continuity of supply, and quality control. Our 57 years of experience, our reputation for reliability and stability, and our long-term relationships with our suppliers has fostered loyalty among our customers.

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including growth resulting from our launching four new active pharmaceutical ingredients (APIs) per year, entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our agrochemical segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business, given that entry of Eastern European countries into the European Union will result in their being subject to the same strict pharmaceutical regulations as their Western European counterparts.

REPORTABLE SEGMENTS

Prior to fiscal 2003, Aceto was organized by product into five reportable segments (as that term is defined by accounting principles generally accepted in the United States of America). Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing were combined into one segment called Health Sciences. The amounts previously reported by the former segments have accordingly been combined.

Our four reportable segments, organized by product, are as follows:

        o Health Sciences - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.
        o Chemicals & Colorants - products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics and many other areas; dye and pigment intermediates used in the color-producing industries like textiles, inks, paper, and coatings; intermediates used in the production of agrochemicals.
        o Agrochemicals - products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.
        o Institutional Sanitary Supplies & Other - products include cleaning solutions, fragrances, and deodorants for commercial and industrial customers.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8, "Financial Statements and Supplementary Data," Note 20 to the Consolidated Financial Statements.

PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2004 and 2003, approximately 59% of our purchases were from Asia and approximately 29% were from Europe.

Our customers are located throughout the United States, Germany, France, Australia, the Netherlands, the United Kingdom, Malaysia, Canada and other countries. They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies. During fiscal 2004 and 2003, 50% and 59% of our sales, respectively, were made to customers in the United States. Sales made to customers outside the United States during fiscal 2004 and 2003 totaled $147,977 and $110,298, respectively, and approximately 65% and 67%, respectively, were to customers in Germany, France, Australia, the Netherlands, the United Kingdom, Malaysia and Canada.

The chemical industry is highly competitive. We compete by offering high quality products produced around the world by both large and small manufacturers at attractive prices. Because of our long relationship with many suppliers as well as our sourcing offices in China and India, we are able to offer products manufactured at a facility that is appropriate for that product. For the most part, we store our inventory of chemicals in public warehouses strategically located throughout the United States, Europe, and Asia, and can therefore fill orders rapidly from inventory. We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers. This allows us to ensure that, when necessary, decisions are made quickly. We do not consider ourselves to be a significant factor in the chemical, agricultural and health science industries taken as a whole.

Total long-lived assets (excluding goodwill and intangible assets) in the United States were $1,748 and $1,783 as of June 30, 2004 and 2003, respectively. Total long-lived assets outside the United States were $906 and $818 at June 30, 2004 and 2003, respectively.

No single product accounted for as much as 10% of net sales in fiscal 2004, 2003 or 2002. No single customer accounted for as much as 10% of net sales in fiscal 2004, 2003 or 2002. One supplier accounted for approximately 10% of purchases in fiscal 2004 and another supplier accounted for approximately 10% of purchases in fiscal 2003. No supplier accounted for as much as 10% of purchases in fiscal 2002.

We hold no patents, licenses, franchises or concessions that we consider material to our operations.

For the most part, we warehouse the products we sell and fill orders from inventory.

Our subsidiary Aceto Agricultural Chemicals Corp. markets, and contracts for the manufacture of, certain agricultural chemicals that are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). Under FIFRA, companies that wish to market pesticides must provide test data to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for such pesticide products. The EPA requires that follow-on registrants of these products, on a basis prescribed in the FIFRA regulations, compensate the initial registrant for the cost of producing the necessary test data. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake, and pay for, the testing effort. We are currently a member of two such task force groups and may be required to make such additional payments in the future.

Compliance with federal, state and local environmental regulations has not had a material effect on our capital expenditures and competitive position. During fiscal 1993, we announced that we were closing our manufacturing subsidiary located in Carlstadt, New Jersey. At the same time, we engaged an environmental consultant to determine the extent of contamination on the site and develop a plan of remediation. Based on the consultant's initial estimates, we recorded a liability of $1,500 in fiscal 1993. During fiscal 1997, after additional testing was completed, we received a revised estimate from the consultant and recorded an additional liability of $800. At June 30, 2002, the remaining liability was $1,284.

During fiscal 2003, based on continued monitoring of contamination at the site and the current proposed plan of remediation, we received a revised estimate from the consultant stating that the remaining remediation costs could be between $1,550 and $3,200. During fiscal 2003, we recorded an additional liability in the amount of $266, resulting in a liability as of June 30, 2003 in the amount of $1,550. At June 30, 2004, the remaining liability was $1,326. It is, however, possible that the assumptions underlying the consultant's estimates will be found to be incorrect, in which case our liability could be significantly greater than currently estimated and could have a material adverse effect on our financial condition, operating results and cash flows. Other than the remediation associated with the Carlstadt, New Jersey facility, we are not aware of any material environmental liabilities.

SIGNIFICANT TRANSACTIONS IN FISCAL 2004

We completed two significant transactions in fiscal 2004. These transactions are consistent with our strategy of seeking strategic acquisitions that enhance earnings and forming alliances with partners that add to our capabilities.

On December 31, 2003, through our wholly-owned subsidiary Aceto Holding GmbH ("Aceto Holding"), we acquired from Corange Deutschland Holding GmbH ("Corange"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived APIs used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

Our acquisition of Pharma Waldhof added value for Aceto on several levels by:

        o       immediately enhancing our earnings
        o       spearheading our entry into the biopharmaceuticals market
        o       broadening our product offerings in chemically-derived APIs
        o strengthening our stance as an early participant in the developing generic biopharmaceutical business
        o fostering a continuing relationship between Aceto and Roche Diagnostic GmbH ("Roche"), whereby Roche will continue to manufacture the principal biopharmaceutical APIs that Pharma Waldhof distributes and provide certain other services.

We paid $30 for the capital stock of Pharma Waldhof and $2,970 for the partnership interest of Pharma Waldhof GmbH & Co. KG. Additionally, the share purchase agreement states that we are to pay the seller an amount equal to certain acquired assets less certain acquired liabilities. We originally estimated this additional payment to be $321. Further negotiations between Aceto and Corange regarding this provision of the share purchase agreement took place in April 2004, and as a result we agreed to pay Corange $1,844 for those assets less those liabilities.

We continued the business of Pharma Waldhof and successfully integrated that business into our business during the second half of fiscal 2004.

On November 25, 2003, our wholly owned subsidiary Aceto Agricultural Chemicals Corp. ("Aceto Agricultural") formed a joint venture with Nufarm Americas Inc. ("Nufarm"), a subsidiary of Australia-based Nufarm Limited. Each company owns 50% of the joint venture, named S.R.F.A., LLC. Aceto Agricultural and Nufarm have acquired an EPA label for Butoxone(R), an herbicide used on peanuts, soybeans and alfalfa.

Aceto Agricultural previously marketed this herbicide under a different label (2,4DB). Prospectively, Aceto Agricultural and Nufarm intend to market the herbicide in the United States solely under the Butoxone(R) label, which has greater market penetration than 2,4DB. Nufarm will continue to formulate the product. S.R.F.A. commenced operations in April 2004. In accordance with FASB Interpretation 46R, "Consolidation of Variable Interest Entities," (FIN 46R), Aceto consolidated S.R.F.A. in fiscal 2004. The minority interest of $157 in the earnings of S.R.F.A. is reflected in "interest and other income, net," in the accompanying consolidated statement of income for the year ended June 30, 2004. This joint venture should have little effect on our working capital requirements as we previously sold this product under a different EPA label.

This joint venture reflects our strategy for expanding our agrochemical business, which is to partner with large agrochemical manufacturers and distributors to capitalize on the rapid consolidation of the industry. Due to this consolidation, there remain a limited number of significant manufacturers of crop-protection products. We believe this consolidation trend will continue, forcing the large distributors to find alternative sources. We will look to Asian producers to meet our needs in this area.

OTHER BUSINESS ACQUISITIONS

On March 26, 2001, we acquired (1) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation, and (2) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation, and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

The purchase agreement detailed two possible additional payments to be made to Schweizerhall Holding. The first additional payment was to be made if we sold acquired inventory (within one year of the closing date) for more than 60% of Schweizerhall's stated book value for that inventory as of the closing date. We sold the inventory for more than the 60% book value, and as a result, the resulting additional payment of $2,639 was made to Schweizerhall Holding in May 2002. We recorded this payment as an additional cost of the acquisition and allocated it to the acquired inventory as such amounts were indicative of a more accurate estimate of the fair value of the acquired inventory.

The second additional payment is to be made if we realize certain tax savings from using tax benefits (e.g., net operating losses or credits) of Schweizerhall Holding. That payment would equal 50% of the tax benefit we received and would be recorded as additional goodwill.

At June 30, 2004, we had 256 employees, none of whom were covered by a collective bargaining agreement.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS ANNUAL REPORT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONALLY, RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISK FACTORS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

IF WE ARE UNABLE TO COMPETE EFFECTIVELY WITH OUR COMPETITORS, MANY OF WHICH HAVE GREATER MARKET PRESENCE AND RESOURCES THAN US, OUR PROFITABILITY AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive worldwide chemical market. We face intense competition from global and regional distributors of chemical products, many of which are large chemical manufacturers as well as distributors. Many of these companies have substantially greater resources than us, including greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our services, all of which would adversely affect our business, results of operations and financial condition.

WE MAY INCUR SIGNIFICANT UNINSURED ENVIRONMENTAL AND OTHER LIABILITIES INHERENT IN THE CHEMICAL DISTRIBUTION INDUSTRY THAT WOULD HAVE A NEGATIVE EFFECT ON OUR FINANCIAL CONDITION.

The business of distributing chemicals is subject to regulation by numerous federal, state, local, and foreign governmental authorities. These regulations impose liability for loss of life, damage to property and equipment, pollution and other environmental damage that may occur in our business. Many of these regulations provide for substantial fines and remediation costs in the event of chemical spills, explosions and pollution. While we believe that we are in substantial compliance with all current laws and regulations, we can give no assurance that we will not incur material liabilities that exceed our insurance coverage or that such insurance will remain available on terms and at rates acceptable to us. Additionally, if existing environmental and other regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws may be substantial, thereby adversely affecting our financial performance.

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN WE HAVE PROVIDED FOR.

We are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits may result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements may be materially different than we have provided for and thereby adversely affect our earnings.

OUR ACQUISITION STRATEGY IS SUBJECT TO A NUMBER OF INHERENT RISKS, INCLUDING THE RISK THAT OUR ACQUISITIONS MAY NOT BE SUCCESSFUL.

We continually seek to expand our business through acquisitions of other companies that complement our own and through joint ventures, licensing agreements and other arrangements. Any decision regarding strategic alternatives would be subject to inherent risks, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees, or achieve the anticipated synergies or benefits of the strategic alternative selected. Acquisitions can require significant capital resources and divert our management's attention from our existing business. Additionally, we may issue additional shares in connection with a strategic transaction, thereby diluting the holdings of our existing common shareholders, incur debt or assume liabilities, become subject to litigation, or consume cash, thereby reducing the amount of cash available for other purposes.

ANY ACQUISITION THAT WE MAKE COULD RESULT IN A SUBSTANTIAL CHARGE TO OUR
EARNINGS.

We have previously incurred charges to our earnings in connection with acquired assets, and may continue to experience charges to our earnings for any acquisitions that we make, including large and immediate write-offs of acquired assets, or impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly periods and they could possibly have an adverse impact on the market price of our common stock.

OUR REVENUE IS DIFFICULT TO PREDICT.

Our revenue is difficult to predict because it is primarily generated on a contract-by-contract or purchase order basis, and customers can change their requirements or cancel orders. Many of our contracts are short-term and may be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of results from period to period. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE QUARTERS, WHICH MAY ADVERSELY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our operating results will fluctuate on a quarterly basis as a result of a number of factors, including the timing of contracts, the delay or cancellation of a contract, and changes in government regulations. Any one of these factors could have a significant impact on our quarterly results. In some quarters, our revenue and operating results may fall below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline.

OUR POTENTIAL LIABILITY ARISING FROM OUR COMMITMENT TO INDEMNIFY OUR DIRECTORS, OFFICERS AND EMPLOYEES COULD ADVERSELY AFFECT OUR EARNINGS AND FINANCIAL CONDITION.

We have committed in our by-laws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us. The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have a "director and officer" insurance policy that covers a portion of this potential exposure, we may be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal year 2004, approximately 50% of our revenues were attributable to operations conducted abroad and to export sales. In addition, in fiscal 2004, approximately 29% and 59% of our purchases came from Europe and Asia, respectively. In addition, in certain countries where we currently operate, export, intend to operate, or intend to expand our operations, we could be subject to other political, military and economic uncertainties including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

FLUCTUATIONS IN FOREIGN CURRENCY EXCHANGE RATES MAY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

A substantial portion of our revenue is denominated in currencies other than the United States dollar because certain of our foreign subsidiaries operate in their local currencies. Our results of operations and financial condition may therefore be adversely affected by fluctuations in the exchange rate between foreign currencies and the United States dollar. Moreover, we may incur significant costs in connection with conversions between currencies.

WE RELY ON KEY EXECUTIVES IN LARGE PART FOR OUR FINANCIAL PERFORMANCE.

Our financial performance is highly dependent upon the efforts and abilities of our key executives. The loss of the services of any of our key executives could therefore have a material adverse effect upon our financial position and operating results. None of our key executives has an employment agreement with us and we do not maintain "key-man" insurance on any of our key executives.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN PREPARING FINANCIAL STATEMENTS IN ACCORDANCE WITH ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES OF AMERICA. ANY CHANGES IN THE ESTIMATES, JUDGMENTS AND ASSUMPTIONS WE USE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other information with the United States Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC. The SEC's website is WWW.SEC.GOV.

Our website is WWW.ACETO.COM. We make available free of charge through our Internet site, via a link to the SEC's website at WWW.SEC.GOV, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934. We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this annual report.

ITEM 2.  PROPERTIES

Our general headquarters and main sales office occupy approximately 26,000 square feet of leased space in an office building in Lake Success, New York. The lease expires in April 2011.

Two of the subsidiaries in our Institutional Sanitary Supplies & Other segment occupy 44,000 square feet of leased space in an industrial park in New Hyde Park, New York. The lease expires in November 2009.

Our former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, that we own. This parcel contains one building with approximately 5,000 square feet of office space.

We also lease office space in Waldshut, Germany; Hamburg, Germany; Dusseldorf, Germany; Wormerveer, the Netherlands; Paris, France; Lyon, France; Singapore; Shanghai, China; Warsaw, Poland and Mumbai, India. These offices are used for sales and administrative purposes.

We believe that our properties are generally well maintained, in good condition and adequate for our present needs.

ITEM 3.  LEGAL PROCEEDINGS.

We are involved in a number of pending or threatened legal proceedings incidental to our business. We do not believe that any of the pending or threatened legal proceedings will have a material adverse effect on our financial position or operating results.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a formal vote of our shareholders during the fourth quarter of the fiscal year covered by this annual report.


                                     PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Our common stock is traded on the Nasdaq National Market using the symbol "ACET." The following table sets forth the 2004 and 2003 high and low sales prices of our common stock as reported on the Nasdaq National Market for the periods indicated, adjusted for 3-for-2 stock dividends paid in January 2004 and 2003.

FISCAL 2004                 HIGH               LOW
First Quarter             $14.67            $ 8.93
Second Quarter             17.56              8.93
Third Quarter              21.00             14.01
Fourth Quarter             17.81             13.00

FISCAL 2003                 HIGH               LOW
First Quarter             $ 5.21            $ 3.55
Second Quarter              7.99              3.74
Third Quarter               9.75              5.97
Fourth Quarter             15.32              8.35

Cash dividends of $0.085 per common share were paid in January 2004 and June 2004. Cash dividends of $0.077 per common share were paid in January and June 2003, adjusted for the 3-for-2 stock dividend paid in January 2004. The Company's revolving credit facility restricts the amount of cash dividends to $4,500 per year.

As of September 8, 2004, there were 521 holders of record of our common stock.

13,283,542 shares were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table sets forth certain information with respect to our equity compensation plans at June 30, 2004:

----------------------------------------------------------------------------------------
                           Number of
                        securities to be                          Number of securities
                          issued upon       Weighted-average      remaining available
                          exercise of       exercise price of     for future issuance
    Plan Category         outstanding      outstanding options        under equity
                            options                                compensation plans
----------------------------------------------------------------------------------------
Equity
compensation plans
approved by
security holders             1,088                $7.08                   1,281
----------------------------------------------------------------------------------------
Equity
compensation plans
not approved by
security holders                 -                    -                       -
----------------------------------------------------------------------------------------
Total                        1,088                $7.08                   1,281
----------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

                                                              (In thousands, except per share amounts)

Years Ended June 30                        2004(1)             2003              2002            2001(2)           2000
-------------------                        ----                ----              ----            ----              ----
Net sales                                 $297,718         $271,276          $229,329           $178,154       $185,308

Income before
cumulative effect of
accounting change                           13,067            9,468             4,945              4,245          6,344

Net income                                  13,067            7,595             4,945              4,245          6,344

Income before
cumulative effect of
accounting change per share -
diluted (3)                                 $ 0.81           $ 0.62            $ 0.34             $ 0.31         $ 0.45

Net income per
 common share -
 diluted (3)                                $ 0.81           $ 0.50            $ 0.34             $ 0.31         $ 0.45

Total assets                               149,697          123,519           115,703            105,173         88,081

Working capital                             84,129           71,165            58,311             55,259         50,270

Long-term
 liabilities                                   586                -                 -                671            908

Shareholders' equity                       100,266           84,569            73,290             69,203         63,604

Number of common
 shares outstanding
 at year end (3)                            16,045           15,564            15,104             15,073         14,604

Book value per
 common share (3)                           $ 6.25           $ 5.43             $4.85             $ 4.59         $ 4.36

Cash dividends per
 common share (3)                           $ 0.17           $ 0.15            $ 0.14             $ 0.13         $ 0.13


(1) Includes the acquisition of Pharma Waldhof on December 31, 2003, as more fully described in Item 1.

(2) Includes the acquisition of Schweizerhall Pharma distribution business on March 26, 2001, as more fully described in Item 1.

(3)     Adjusted for stock dividends, as appropriate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


EXECUTIVE SUMMARY

We are a global distributor of chemically-derived pharmaceuticals, biopharmaceuticals and specialty chemicals. Our offices in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to global customer demands, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical and specialty chemicals is never far away. We are able to offer our customers very competitive pricing, continuity of supply, and quality control. Our 57 years of experience, our reputation for reliability and stability, and our long-term relationships with our suppliers has fostered loyalty among our customers.

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including growth resulting from our launching four new active pharmaceutical ingredients (APIs) per year, entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our agrochemical segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as a reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business, given that entry of Eastern European countries into the European Union will result in their being subject to the same strict pharmaceutical regulations as their Western European counterparts.

We are reporting net sales of $297,718 for the year ended June 30, 2004, which represents a 9.7% increase over the $271,276 reported in fiscal 2003. The gross profit margin of 17.8% for the year represents the highest gross profit margin ever recorded by Aceto. The strong sales and gross profit margin caused our net income to increase to $13,067, or $0.81 per diluted share, which is 62% higher than fiscal 2003. For the year ended June 30, 2002, we reported net sales of $229,329 resulting in net income of $4,945, or $0.34 per diluted share.

Our financial position as of June 30, 2004 remains strong, as we had cash of $32,330, working capital of $84,129, no long-term debt and shareholders' equity of $100,266.

Aceto's business is separated into four principal segments: Health Sciences, Chemicals & Colorants, Agrochemicals, and Institutional Sanitary Supplies & Other.

The Health Sciences segment is Aceto's largest and fastest growing segment both in sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. APIs comprise about 70% of this segment's revenues. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

We have an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe and expect to launch a minimum of four each year. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. With the opening of our office in Poland in January 2004, we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as textiles, ink, paper and coatings, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, and the production of agrochemicals. Our sales of these products are predominantly in the United States and purchases are primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, is our most profitable in terms of gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, etc., primarily in the United States and Western Europe. Our joint venture with Nufarm, which will market Butoxone(R) to increase our market share of the peanut, soybean and alfalfa herbicide commenced operations in April 2004. We believe this will have a marginally positive effect on the gross margins contribution in this segment.

Value Added/Core Competencies
Aceto's main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Among Aceto's greatest strengths are our people and the ability they have to meet the individual needs of customers. Eighty-five of Aceto's approximately 256 employees have technical degrees and Aceto has eighteen employees whose exclusive responsibility is regulatory compliance. This enables Aceto to dispatch highly skilled professionals whenever they might be needed.

In this section, we explain our general financial condition and results of operations, including the following:

        o       factors that affect our business
        o       our earnings and costs in the periods presented
        o       changes in earnings and costs between periods
        o       sources of earnings
        o       the impact of these factors on our overall financial condition

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

SIGNIFICANT TRANSACTIONS IN FISCAL 2004

We completed two significant transactions in fiscal 2004. These transactions are consistent with our strategy of seeking strategic acquisitions that enhance earnings and forming alliances with partners that add to our capabilities.

On December 31, 2003, through our wholly-owned subsidiary Aceto Holding GmbH ("Aceto Holding"), we acquired from Corange Deutschland Holding GmbH ("Corange"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH

& Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived APIs used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

Our acquisition of Pharma Waldhof added value for Aceto on several levels by:

        o       immediately enhancing our earnings
        o       spearheading our entry into the biopharmaceuticals market
        o       broadening our product offerings in chemically-derived APIs
        o strengthening our stance as an early participant in the developing generic biopharmaceutical business
        o fostering a continuing relationship between Aceto and Roche Diagnostic GmbH ("Roche"), whereby Roche will continue to manufacture the principal biopharmaceutical APIs that Pharma Waldhof distributes and provide certain other services.

We paid $30 for the capital stock of Pharma Waldhof and $2,970 for the partnership interest of Pharma Waldhof GmbH & Co. KG. Additionally, the share purchase agreement states that we are to pay the seller an amount equal to certain acquired assets less certain acquired liabilities. We originally estimated this additional payment to be $321. Further negotiations between Aceto and Corange regarding this provision of the share purchase agreement took place in April 2004, and as a result we agreed to pay Corange $1,844 for those assets less those liabilities.

We continued the business of Pharma Waldhof and successfully integrated that business into our business during the second half of fiscal 2004.

On November 25, 2003, our wholly owned subsidiary Aceto Agricultural Chemicals Corp. ("Aceto Agricultural") formed a joint venture with Nufarm Americas Inc. ("Nufarm"), a subsidiary of Australia-based Nufarm Limited with each party owning 50%. The joint venture entity is named S.R.F.A., LLC. Aceto Agricultural and Nufarm have acquired an EPA label for Butoxone(R), an herbicide used on peanuts, soybeans and alfalfa.

Aceto Agricultural previously marketed this herbicide under a different label (2,4DB). Going forward, Aceto Agricultural and Nufarm intend to market the herbicide in the United States solely under the Butoxone(R) label, which has greater market penetration than 2,4DB. Nufarm will continue to formulate the product. S.R.F.A. commenced operations in April 2004. In accordance with FASB Interpretation 46R (FIN 46R), Aceto consolidated S.R.F.A. in fiscal 2004. The minority interest of $157 in the earnings of S.R.F.A. is reflected in "interest and other income, net," in the accompanying consolidated statement of income for the year ended June 30, 2004. This joint venture should have little effect on our working capital requirements as we previously sold this product under a different EPA label.

This joint venture reflects our strategy for expanding our agrochemical business, which is to partner with large agrochemical manufacturers and distributors to capitalize on the rapid consolidation of the industry. Due to this consolidation, there remain a limited number of significant manufacturers of crop-protection products. We believe this consolidation trend will continue, forcing the large distributors to find alternative sources. We will look to Asian producers to meet our needs in this area.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, pension benefits and income taxes. We base our estimates on various factors, including historical experience, consultation and advice from third-party subject-matter experts, and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of these consolidated financial statements.

REVENUE RECOGNITION
We recognize revenue from product sales at the time of shipment and passage of title and risk of loss to the customer. We have no acceptance or other post-shipment obligations and we do not offer product warranties or services to our customers.

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers. Sales incentives consist primarily of volume incentive rebates. We record such volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force (EITF) 01-09, "ACCOUNTING FOR CONSIDERATION GIVEN BY A VENDOR TO A CUSTOMER (INCLUDING A RESELLER OF THE VENDOR'S PRODUCTS)."

ALLOWANCE FOR DOUBTFUL ACCOUNTS
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and industries in which the customers operate. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

INVENTORIES
Inventories, which consist principally of finished goods, are stated at the lower of cost (first-in first-out method) or market. We write down our inventories for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the write-down required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists, and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective July 1, 2002. As required by SFAS 142, upon adoption we performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, we recorded a goodwill impairment charge of $1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. Also required by SFAS 142, we test goodwill and other intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, a third-party valuation firm is used, as necessary, to help us evaluate recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

The recoverability of long-lived assets aggregating $1,678 (including goodwill of $945) at June 30, 2004 in the Institutional Sanitary Supplies & Other segment is predicated on the market acceptance of the launch of new products. If the actual revenue and profit results of these product launches are less than anticipated, we may be required to record an impairment on the goodwill and/or other long-lived assets of this segment.

ENVIRONMENTAL AND OTHER CONTINGENCIES
We establish accrued liabilities for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than the accrual, or our share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, we would recognize an additional expense or benefit in income in the period such determination was made.

PENSION BENEFITS
In addition to our defined contribution plan in the United States, we sponsor pension plans outside the United States covering fourteen employees who meet eligibility requirements. Several statistical and other factors that attempt to estimate the probability and magnitude of future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these variables. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may significantly affect the amount of pension expense and liability that we record.

TAXES
We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset and liability approach for financial accounting and reporting of income taxes.

As of June 30, 2004, we had current net deferred tax assets of $1,613 and non-current net deferred tax assets of $4,579. These net deferred tax assets have been recorded based on our projecting to have sufficient future earnings in order to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net earnings at that time.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability will be recognized when we expect that it will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Determination of the amount of the unrecognized U.S. income tax liability is not practical because of the complexities of the hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

RESULTS OF OPERATIONS

                                                       Net Sales by Segment
                                                    Fiscal Year Ended June 30,
                                                      (Dollars in Thousands)


                                                                                          Comparison 2004       Comparison 2003
                           2004                    2003                    2002          Over/(Under) 2003     Over/(Under) 2002
                           ----                    ----                    ----          -----------------     -----------------

                                 %                       %                       %
                       $      of total         $      of total         $      of total      $          %          $         %
                     -----    --------       -----    --------       -----    --------    -----      -----      -----     -----
Segment
-------
Health Sciences     $180,701     60.7%      $159,858     58.9%      $120,021     52.3%   $20,843     13.0%     $39,837    33.2%

Chemicals &
 Colorants            94,395     31.7         91,579     33.8         90,494     39.5      2,816      3.1        1,085     1.2

Agrochemicals         16,898      5.7         14,356      5.3         13,540      5.9      2,542     17.7          816     6.0

Institutional
 Sanitary
 Supplies & Other      5,724      1.9          5,483      2.0          5,274      2.3        241      4.4          209     4.0
                    --------    ------      --------    ------      --------    ------   -------     -----     -------    -----

TOTAL NET SALES     $297,718    100.0%      $271,276    100.0%      $229,329    100.0%   $26,442      9.7%     $41,947    18.3%
                    ========    ======      ========    ======      ========    ======   =======     =====     =======    =====



                                              Gross Profit by Segment
                                             Fiscal Year Ended June 30,
                                               (Dollars in Thousands)



                                                                                          Comparison 2004       Comparison 2003
                           2004                    2003                    2002          Over/(Under) 2003      Over/Under 2002
                           ----                    ----                    ----          -----------------      ---------------

                                 %                       %                       %
                       $      of sales         $      of sales         $      of sales      $          %          $         %
                     -----    --------       -----    --------       -----    --------    -----      -----      -----     -----
Segment
-------

Health Sciences     $ 33,780     18.7%      $ 28,779     18.0%      $ 19,733     16.4%   $ 5,001     17.4%     $ 9,046    45.8%

Chemicals &
 Colorants            14,931     15.8         12,673     13.8         13,502     14.9      2,258     17.8         (829)   (6.1)

Agrochemicals          5,503     32.6          4,123     28.7          4,215     31.1      1,380     33.5          (92)   (2.2)

Institutional
 Sanitary
 Supplies & Other      2,207     38.6          2,418     44.1          2,294     43.5       (211)    (8.7)         124     5.4
                    --------    ------      --------    ------      --------    ------   -------     -----     -------    -----

Segment gross profit  56,421     19.0         47,993     17.7         39,744     17.3      8,428     17.6        8,249    20.8

Freight & storage
 costs (1)            (3,503)    (1.2)        (3,487)    (1.3)        (2,970)    (1.3)       (16)    (0.5)        (517)  (17.4)
                    --------    ------      --------    ------      --------    ------   -------     -----     -------    -----

Gross Profit        $ 52,918     17.8%      $ 44,506     16.4%      $ 36,774     16.0%   $ 8,412     18.9%     $ 7,732    21.0%
                    ========    ======      ========    ======      ========    ======   =======     =====     =======    =====


(1)     Represents certain freight and storage costs that are not allocated to a segment.

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

NET SALES
Net sales increased $26,442 or 9.7%, to $297,718 for the fiscal year ended June 30, 2004 compared with $271,276 for the prior year. We reported particularly strong sales and gross profit for the year ended June 30, 2004 for the Health Sciences segment, as explained below. Net sales for the other three segments combined increased $5,599 or 5.0% in fiscal 2004.

HEALTH SCIENCES
The Health Sciences segment reported a significant increase in sales and accounted for 78.8% of the overall increase in 2004. This segment has achieved gains in market share and experienced strong demand for certain active pharmaceutical ingredients (APIs) launched during fiscal 2003 and 2004. This segment's sales were $180,701 for fiscal 2004 versus $159,858 in fiscal 2003, an increase of $20,843 or 13.0%. The primary reason for the improvement in revenue was an increase of $15,576 attributable to follow-up shipments of several APIs that were launched in fiscal 2003 and sold to companies that had received approval to market these products. Some of these increases were offset, however, by a decrease in sales volume of one API, which had sales of $7,839 in fiscal 2004 compared to $22,781 during fiscal 2003. This represents an example of the possible life cycle of a generic pharmaceutical product: the product launch period can be followed by a reduction in volume once the initial distribution channels are filled. The segment increase can also be attributed to the overall increase in sales volume from our foreign subsidiaries of $16,887, net of the increase in follow-up API sales mentioned above. The foreign subsidiaries increased sales is attributed to the acquisition of Pharma Waldhof (which contributed $4,958 of the increase), the effect of foreign currency rate changes due to the strengthening of the Euro, an expanded distribution agreement with a major supplier, sales from new products and improved market penetration.

The nutritionals product line within this segment reported an increase of $2,869 or 14.2% over fiscal 2003, primarily due to increased demand for two products within our nutritional supplements offering. We expect continued strong demand for these two products in the near term.

CHEMICALS & COLORANTS
In fiscal 2004, the Chemicals & Colorants segment achieved an increase of $2,816 or 3.1%, to $94,395 compared to $91,579 in fiscal 2003. Last year's sales included a $900 favorable adjustment from a negotiated settlement for the lost gross margin regarding non-performance of a sales contract. Sales were up $3,716 or 4.1% when this adjustment is excluded from last year's sales. The segment's increase is primarily attributable to increased sales of $4,244 from our foreign subsidiaries. One large customer within our color pigment and pigment intermediates business purchased $4,316 less product in fiscal 2004 than in fiscal 2003. This loss was offset by increases of $5,617 within the aroma chemicals, food and beverage, miscellaneous intermediates and solvents categories.

AGROCHEMICALS
Agrochemicals sales were $16,898 for 2004 compared to $14,356 in the prior year, an increase of $2,542 or 17.7%. The increase in sales was due primarily to the introduction of three new products totaling $1,297 and increased sales of Butoxone(R) from our joint venture with Nufarm Americas of $759.

INSTITUTIONAL SANITARY SUPPLIES & OTHER
Institutional Sanitary Supplies & Other sales were $5,724 for fiscal 2004 compared to $5,483 in fiscal 2003, an increase of $241 or 4.4%.

GROSS PROFIT
Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 17.6% in fiscal 2004, to $56,421 from $47,993 reported in fiscal 2003. The Health Sciences segment made the largest contribution to this increase as it accounted for $5,001 or 59.3% of the overall increase.

HEALTH SCIENCES
In fiscal 2004, the Health Science segment's gross profit was $33,780, or 18.7% of net sales in fiscal 2004 versus $28,779, or 18.0% of net sales, in the prior year. The increase in gross profit was largely attributable to follow-up shipments of several APIs that were launched in fiscal 2003 and provided a $2,197 or 48.7% increase over last year at gross margin rates that were slightly lower than in the previous year. Additionally, our European operations contributed $5,268 additional gross profit, net of the increase of follow-up APIs mentioned in "Net Sales", due to increased volume of new and existing products, improved market penetration and an expanded distribution agreement with a major supplier for new products in existing and new markets. These increases in gross profit were substantially offset by lower sales and gross profit ($2,178 decrease) attributable to our highest sales volume API during the prior year. Gross profit for the nutritional products was $447 or 11.1% higher than the prior year, with slightly lower gross margin rates.

CHEMICALS & COLORANTS
The Chemicals & Colorants segment's gross profit of $14,931 in fiscal 2004 represents an increase of $2,258 or 17.8% over last year's gross profit of $12,673. Gross margin increased to 15.8% this year versus 13.8% in the prior year. The gross profit realized from initial sales from our foreign subsidiaries contributed $1,491 of the segment's overall increase. The increased sales of $5,617 in the categories mentioned in "Net Sales" accounted for additional gross profit of $714. Gross margin rates increased due to a $4,316 decrease in sales to one major customer whose sales have generated lower than normal margins, along with an overall improvement in margins across other categories due to changes in product mix and some instances of improved pricing.

AGROCHEMICALS
The Agrochemicals segment's gross profit of $5,503 in fiscal 2004 represents an increase of $1,380 or 33.5%, versus gross profit of $4,123 in the prior year. Gross margin increased to 32.6% for fiscal 2004 as compared to 28.7% in the prior year. The increase in gross profit resulted from the introduction of three new products ($409), the increased contribution from Butoxone(R) ($204), and the recovery of cost on the sale of previously marked-down inventory ($131). In addition, last year's gross profit was reduced by an unusually large increase in packaging costs due to a change in the way a specific product was applied. Such costs did not recur in fiscal 2004.

INSTITUTIONAL SANITARY SUPPLIES AND OTHER
Institutional Sanitary Supplies and Other gross profits were $2,207 or 38.6% in 2004 versus $2,418 or 44.1% in 2003.

Unallocated cost of sales remained flat at $3,503 in fiscal 2004, compared to $3,487 in the prior year, representing a less than 1% increase. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges and increased sales and shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $5,305 or 16.8% to $36,874 for fiscal 2004 from $31,569 for fiscal 2003. As a percentage of sales, SG&A increased to 12.4% for fiscal 2004 versus 11.6% for fiscal 2003. SG&A increased primarily due to the effect of changes in foreign currency exchange rates resulting from the strengthening of the Euro in our Euro-zone operations ($1,116), the acquisition of Pharma Waldhof ($1,505), increases in professional fees, including internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($867), and legal fees related to recent business agreements, product registration fees and the dismissal of a lawsuit related to a former supplier and ongoing litigation ($596). We sold certain real estate in fiscal 2003 and realized a net gain of $291 on the sale. This gain reduced overall SG&A and lowered SG&A as a percentage of sales. Excluding this transaction, SG&A as a percentage of sales would have been 11.7% last year.

OPERATING INCOME
In fiscal 2004 operating income was $16,044 compared to $12,937 in fiscal 2003, an increase of $3,107 or 24.0%. This increase was primarily due to the overall increase in gross profit of $8,412, which was partially offset by the $5,305 increase in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)
Interest expense for fiscal 2004 was $101 versus $284 in the prior year. The decrease was due to lower average borrowings.

Interest and other income increased to $1,334 for fiscal 2004 compared to $713 in fiscal 2003. This was partly attributable to the $361 increase (to $395 in fiscal 2004 from $34 in fiscal 2003) in the annual government subsidy we receive for doing business in a free-trade zone in Shanghai, China. Also, we recognized an unrealized gain on marketable securities of $111 in fiscal 2004 versus an unrealized loss of $74 in fiscal 2003. In addition, we recognized gains on foreign currency of $143 in fiscal 2004 versus $39 in fiscal 2003.

PROVISION FOR INCOME TAXES
The effective tax rate for fiscal 2004 decreased to 24.4% from 29.2% for fiscal 2003. The decrease in the effective tax rate is primarily due to increased earnings in lower foreign tax jurisdictions as compared to the prior year.

FISCAL YEAR ENDED JUNE 30, 2003 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2002

NET SALES
Net sales increased $41,947 or 18.3%, to $271,276 for the fiscal year ended June 30, 2003 compared with $229,329 for the prior year. We reported particularly strong sales and gross profit for the year ended June 30, 2003 by our Health Sciences segment as explained below. Net sales for the other three segments combined were up $2,110 or 1.9% in fiscal 2003.

HEALTH SCIENCES
The Health Sciences segment reported a significant increase in sales and accounted for 95.0% of the overall increase. This segment has achieved gains in market share and experienced strong demand for certain active pharmaceutical ingredients ("APIs") of products launched during the fourth quarter of fiscal 2002 and the four quarters of fiscal 2003. This segment's sales were $159,858 for the year ended June 30, 2003 versus $120,021 last year, an increase of $39,837 or 33.2%. The majority of the increase or $41,370, resulted from the initial and/or follow-up shipments of five APIs launched during the period from the fall of 2001 through June 2003. These generic pharmaceutical products are sold to companies that have received recent approval to market these products. The heavy sales volume for one generic pharmaceutical product during fiscal 2002 resulted in sales of $12,643. The demand for the product was related to a stockpiling of certain products by the U.S. Government in connection with the threat of terrorist attacks after the tragic events of September 11, 2001. These sales were not repeated in fiscal 2003.

The Health Sciences segment's European operations achieved an increase in sales of $8,769 which was attributable to two new major customers, several new products and an expanded distribution agreement with a major supplier in Europe which allows for the sale of additional products into new markets.

The nutritionals product line within this segment showed an increase of $1,935 or 10.6% over fiscal 2002 due to increased demand for products such as nutritional supplements.

CHEMICALS & COLORANTS
The Chemicals & Colorants segment achieved an increase of $1,085 or 1.2%, to $91,579 in 2003 compared to $90,494 last year. The segment's increase is attributable to an increase in volume of $8,883 with one large customer and some improved volume and pricing in dye intermediates which accounted for an increase of sales of $1,030. These increases were substantially offset by a decrease in volume of $2,422 in pigments and pigment intermediates due to decreased demand and competitive pricing pressures, the loss of a large volume customer and a significant decrease in volume of two products which caused sales in our organic chemicals category to decline by $3,997 from fiscal 2002 to 2003. The termination of a distribution relationship with a major supplier was the primary cause for sales to decline by $1,181 in products such as foundry chemicals, and aroma and flavor chemicals. Our food products reported sales declines of $340 due to competitive pricing pressures.

AGROCHEMICALS
Agrochemicals sales were $14,356 for 2003 compared to $13,540 last year, an increase of $816 or 6.0%. A restructuring of the Company's arrangement with a third party, effective October 1, 2001, resulted in additional sales of $739 during the quarter ended September 30, 2002. Excluding this, sales increased by $77 or 0.6%. Sales were flat due to a one-time sale of off grade material to one customer recorded in 2002 of $331 offset by an overall increase in volume in fiscal 2003 for the segment's main products.

INSTITUTIONAL SANITARY SUPPLIES & OTHER
Institutional Sanitary Supplies & Other sales were $5,483 for 2003 compared to $5,274 last year, an increase of $209 or 4.0%. The improved sales were attributable to price increases and identifying better sources of supply that have improved our competitive position regarding pricing. During 2002, this segment was also specifically disrupted by the after effects on the economy from the terrorist attacks of September 11, 2001. Over 30% of this segment's customer base is in the New York metropolitan area.

GROSS PROFIT
Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 20.8%, to $47,993 from $39,744. The Health Sciences segment made the largest contribution to the overall improvement as it accounted for $9,046 or 109.7% of the overall increase.

HEALTH SCIENCES
The gross profit resulting from the Health Sciences segment amounted to $28,779, or 18.0% in fiscal 2003 versus $19,733, or 16.4%, in the prior year. Gross profit improvement was mainly attributable to the sales of the five APIs as described above in the sales comments. These products provided $7,308 or 78% of the segment's increase in gross profit dollars. The blended gross margin rates for the five APIs was 18.3% in fiscal 2003 versus 20.7% in fiscal 2002. The reduction in the margin rates is due to price erosion as these products mature during the later stages of their launch period. The positive impact of the five APIs was partially offset by a $1,661 reduction in gross profit from the segment's highest volume product in fiscal 2002. This product generated a $1,671 gross profit in 2002 at a 13.2% rate. Since this product saw only minimal sales in 2003, its lower than usual margin rate helped to reflect an improved margin rate in fiscal 2003 as these sales were replaced with higher margin sales.

Another factor contributing to the gross profit improvement in the Health Sciences segment was the gross profit dollars generated from the increased sales volume from the expanded distribution agreement in Europe in addition to new products and new customers were the primary factors that contributed to an increase of $2,511 in fiscal 2003 in the segment's European market. Gross margins improved in fiscal 2003 to 17.2% of sales versus 15.0% in 2002 due to contributions from new products and overall product mix.

Our nutritionals products generated an additional $323 in gross profit over fiscal 2002 while its gross margin rates remained constant at 20.0% in 2003 versus 20.3% in 2002.

CHEMICALS & COLORANTS
The Chemicals & Colorants segment's gross profit of $12,673 decreased $829 or 6.1% over last year's $13,502. Gross profit, as a percentage of sales, declined to 13.8% this year versus 14.9% in the prior year. The current year's gross profit includes the net benefit of a negotiated settlement for lost gross profit regarding non-performance of a sales contract and an estimate of a loss on the related purchase contract in the amount of $450. The decrease in gross profit excluding this favorable settlement would have been $1,279 or 9.5%. The gross profit rate for this year would have been 13.5% excluding the settlement versus a 14.9% rate in the prior year. The decrease in gross profit rate is primarily a result of increased sales volume of $8,883 from one large customer at substantially lower than usual gross profit rates for this segment combined with continued erosion of margins and gross profit dollars in various business sectors due to competitive pricing pressures, a strengthening Euro which increased product costs, and economic sluggishness. The loss of a large sales volume customer in addition to the loss of a major supplier and its negative impact on our related customers in early fiscal 2003 also contributed to the decrease in gross profit dollars.

AGROCHEMICALS
The Agrochemicals segment showed a decrease in gross profit of $92 or 2.2% from $4,123 in fiscal 2003 versus $4,215 last year. The decrease in gross profit dollars resulted from increased packaging costs of $500 and overall product mix offset by an increase in sales volume. Gross margin was 28.7% in fiscal 2003 versus 31.1% last year. Gross margin decreased in fiscal 2003 due to the increased packaging costs and the blend of the product mix over the two periods.

INSTITUTIONAL SANITARY SUPPLIES AND OTHER
Institutional Sanitary Supplies and Other gross profits were $2,418 or 44.1% in 2003 versus $2,294 or 43.5% in 2002. The 5.4% increase in gross profit dollars is mainly a result of a 4.0% increase in sales. Overall product mix and price increases were the main reasons for the higher margins this year.

Unallocated cost of sales increased to $3,487 from $2,970 or 17.4%. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges, increased sales and shipments to customers and higher amounts of inventory in warehouses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses ("SG&A") increased $2,131 or 7.2% to $31,569 for fiscal 2003 from $29,438 for fiscal 2002. As a percentage of sales, SG&A decreased to 11.6% for fiscal 2003 versus 12.8% for fiscal 2002. SG&A increased primarily due to rising business insurance costs ($173), increased selling expenses ($225), increased development and quality assurance expenses ($277), an increase in an environmental remediation accrual ($266), overall increases in employee wages and incentive compensation ($1,736) and increased fringe benefit costs ($278). These increases were partially offset by the reduction in amortization expense of goodwill of $539 as goodwill is no longer amortized in accordance with SFAS 142. The Company sold property held for sale in July 2002 and realized a net gain on the sale of $291. This gain reduced SG&A expenses and lowered its SG&A as a percentage of sales. SG&A, as a percentage of sales, excluding this transaction, would have been 11.7% versus 12.8% last year.

OPERATING INCOME
For the year ended June 30, 2003 operating income was $12,937 compared to $7,336, an increase of $5,601 or 76.3%. This increase was primarily due to the overall increase in gross profit of $7,732, with the main contribution of $9,046 coming from the Health Sciences segment, which was partially offset by higher SG&A expenses of $2,131.

INTEREST AND OTHER INCOME (EXPENSE)
Interest expense for fiscal 2003 was $284 versus $368 in the prior year. The decrease of $84 or 22.8% was attributable to the lower levels of short-term bank loans and acquisition-related debt from the Schweizerhall Pharma acquisition and lower average interest rates. Short-term bank loans was $7,336 at June 30, 2002 versus $3,286 at June 30, 2003. There was no acquisition-related debt remaining as of June 30, 2002 and 2003.

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

PROVISION FOR INCOME TAXES
The effective tax rate for the year ended June 30, 2003 decreased to 29.2% from 33.0% last year. The decrease in the effective tax rate is primarily a reflection of increased earnings in lower foreign tax jurisdictions compared to the prior year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE
The year ended June 30, 2003 includes a one-time charge of $1,873, or $0.12 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supply segment. The one-time charge for CDC was due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS 142.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS
At June 30, 2004, we had $32,330 in cash, $888 in short-term investments and no short-term bank loans. Working capital was $84,129 at June 30, 2004 versus $71,165 at June 30, 2003.

Our cash position at June 30, 2004 increased $12,067 from the June 30, 2003 level. Operating activities provided cash of $19,690, primarily from net income of $13,067, increases in drafts and acceptances payable of $4,243 and accounts payable and accrued purchases totaling $9,568, partially offset by increases in trade accounts receivable of $8,312.

Investing activities used cash of $4,961, of which $4,632 was used for the acquisition of Pharma Waldhof. Financing activities used cash of $3,053 primarily as a result of payments of cash dividends of $2,719 and payments of short-term bank loans of $3,413, which were partially offset by proceeds from the exercise of stock options of $3,079.

CREDIT FACILITIES
We have credit facilities with two European financial institutions. These facilities provide us with a line of credit of 14,500 Euros (approximately $17,523), which was not utilized as of June 30, 2004. We are not subject to any financial covenants under these arrangements.

In June 2004, we amended our revolving credit agreement with a financial institution so that it expires June 30, 2007 and provides for available credit of $10,000. At June 30, 2004, we had utilized $1,161 in letters of credit, leaving $8,839 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were not in compliance with certain restrictive covenants at June 30, 2004, for which we received waivers.

WORKING CAPITAL OUTLOOK
Working capital was $84,129 at June 30, 2004 versus $71,165 at June 30, 2003. The increase in working capital was primarily attributable to cash generated from operations. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES
We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short and long-term liquidity. At June 30, 2004, we had no significant obligations for capital expenditures. At June 30, 2004, contractual cash obligations and other commercial commitments are as follows:


                               Payments Due and/or
                              Amount of Commitment
                              Expiration Per Period
                              ---------------------

                                     Less Than     1-3        4-5      After
                        Total        1 Year        Years      Years    5 Years
                        -----        ------        -----      -----    -------


Operating leases        $ 9,079      $ 1,734       $3,098     $2,461   $1,786

Commercial letters
of credit                 1,161        1,161            -          -        -

Standby letters
of credit                   128          128            -          -        -

Unconditional
purchase
obligations (a)           7,823        7,823            -          -        -
                        -------      -------       ------     ------   ------

Total                   $18,191      $10,846       $3,098     $2,461   $1,786
                        =======      =======       ======     ======   ======

(a) As of June 30, 2004, we had outstanding purchase obligations totaling $7,823 with suppliers to our Germany, Netherlands and Singapore operations to acquire certain products for resale to customers. Such purchase obligations are based on anticipated sales to specific customers through March 31, 2005.

Other significant commitments and contingencies include the following:

        1. Effective December 2003, we modified our non-qualified Supplemental Executive Retirement Plan. The plan is a deferred compensation plan intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the Plan is held by us in a grantor trust, which is considered an asset of the Company. We had a liability under the Plan of $1,711 and the funds held by the grantor trust amounted to $1,371 as of June 30, 2004.

        2. One of our subsidiaries markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of two such task force groups and may be required to make additional payments in the future.

        3. We, together with our subsidiaries, are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know the impact the final resolution of these matters will have on our results of operations or liquidity in a particular reporting period. Our management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon our financial condition or liquidity.

        4. In June 2004, we entered into a software license and support agreement that provides a non-exclusive license to use the vendor's software for a fully integrated "Enterprise Resource Planning" system. We are obligated to make aggregate payments of approximately $270. Such payments are expected to be made in fiscal 2005.

RELATED PARTY TRANSACTIONS
Certain directors of the Company are affiliated with law firms which serve as counsel to the Company on various corporate matters. During fiscal 2004, 2003 and 2002, the Company incurred legal fees of $458, $435 and $405, respectively, for services rendered to the Company. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In March 2004, the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS

NO. 123 AND 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. We will continue to monitor communications on this subject from the FASB in order to determine the impact on our consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R, which clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The provisions of FIN 46R were effective on March 31, 2004. We have evaluated whether the provisions of FIN 46R are applicable to our investments, as well as other arrangements, which may meet the criteria of the interpretation, and concluded that S.R.F.A., a 50% owned joint venture that commenced operations in April 2004, meets the definition of a variable interest entity and based on the provisions of FIN 46R, has been included in the our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

MARKET PRICE RISK

We had short-term investments at June 30, 2004 of $888. They consisted solely of corporate securities, were recorded at fair value, and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would not be material as of June 30, 2004. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2004, we had foreign currency contracts outstanding that had a notional amount of $1,543. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2004 was not material.

In addition, we also enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to June 30, 2004 was $(509). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value amounting to $(392) and $(117) in 2004 and 2003, respectively, is recorded in accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On June 30, 2004, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Singapore dollars. The potential loss as of June 30, 2004, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $3,132. Actual results may differ.

INTEREST RATE RISK

Due to our financing, investing and cash management activities, we are subject to market risk from exposure to changes in interest rates. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial. However, there can be no assurances that interest rates will not significantly affect our results of operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          The financial statements and supplementary data required by this Item 8 are set forth at the end of this report.

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

          Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

          We are working closely with our corporate and securities lawyers to ensure that we maintain compliance with the Sarbanes-Oxley Act of 2002, the SEC regulations promulgated pursuant to that Act, and any related NASDAQ Stock Market rules.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 2, 2004.

ITEM 11.  EXECUTIVE COMPENSATION

          Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 2, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 2, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 2, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 2, 2004.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      (a) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this annual report.

      (b)       Reports on Form 8-K.

                The Company filed a current report on Form 8-K on May 7, 2004 furnishing its earnings release in connection with its third quarter.

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

         10.1* Aceto Corporation 401(k) Retirement Plan, effective August 1, 1997, (as amended and restated as of July 1, 2002).

         10.2* Supplemental Executive Retirement Plan, as amended and restated, effective June 30, 2004.

         10.3 Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992).

         10.4 1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999).

         10.5 Aceto Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

         10.6 Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000).

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

         10.12 Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 4, 2001).

         10.13 Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended June 30, 2001).

         10.14 Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated May 10, 2002 (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended June 30, 2002).

         10.15* Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 29, 2004.

         10.16* Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated August 31, 2004.

         10.17 Share Purchase Agreement dated as of December 12, 2003 between Aceto Holding GmbH and Corange Deutschland Holding GmbH (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 31, 2003).

         21*      Subsidiaries of the Company.

         23*      Consent of KPMG LLP.

         31.1* Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1* Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
*Filed herewith

                       ACETO CORPORATION AND SUBSIDIARIES

                   Index to Consolidated Financial Statements



Report of Independent Registered Public Accounting Firm

Consolidated financial statements:
         Consolidated balance sheets as of June 30, 2004 and 2003 Consolidated statements of income for the years ended June 30,
           2004, 2003 and 2002
         Consolidated statements of cash flows for the years ended June
           30, 2004, 2003 and 2002
         Consolidated statements of shareholders' equity and comprehensive income (loss) for the years ended June 30, 2004, 2003 and 2002 Notes to consolidated financial statements

Schedules:
         II - Valuation and qualifying accounts

         All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Stockholders
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for each of the years in the three-year period ended June 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2, effective July 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standard (Statement) No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets".


                                                      /s/ KPMG LLP

Melville, New York
September 9, 2004


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 AND 2003
(IN THOUSANDS, EXCEPT SHARE DATA)

                                                                      JUNE 30,             JUNE 30,
                                                                          2004                 2003
                                                                          ----                 ----
ASSETS
Current assets:
         Cash and cash equivalents                                     $32,330              $20,263
         Short-term investments                                            888                  877
         Receivables:
           Trade, less allowance for doubtful accounts:
              2004, $1,033; 2003, $939                                  53,084               43,704
           Other                                                         1,504                1,320
                                                                        ------               ------
                                                                        54,588               45,024

         Inventory                                                      41,784               41,696
         Prepaid expenses and other current assets                       1,165                1,015
         Income taxes receivable                                           606                  939
         Deferred income tax benefit, net                                1,613                  301
                                                                       -------              -------
                  Total current assets                                 132,974              110,115

Long-term notes receivable                                                 747                1,017

Property and equipment:
         Machinery and equipment                                         1,460                1,244
         Leasehold improvements                                          1,163                1,143
         Computer equipment and software                                 2,903                2,540
         Furniture and fixtures                                            734                  667
         Automobiles                                                       458                  362
         Land and land improvements                                        326                  326
                                                                         -----                -----
                                                                         7,044                6,282
Less accumulated depreciation and amortization                           4,390                3,681
                                                                         -----                -----
                                                                         2,654                2,601

Goodwill                                                                 3,179                7,783
Intangible assets, net                                                   3,701                  412
Deferred income tax benefit                                              4,579                1,107
Other assets                                                             1,863                  484
                                                                         -----                -----

Total Assets                                                          $149,697             $123,519
                                                                      ========             ========


See accompanying notes to consolidated financial statements.

                                                  JUNE 30,        JUNE 30,
                                                   2004             2003
                                                   ----             ----
(In thousands, except share data)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Drafts and acceptances payable                 $ 4,610          $ 1,315
  Short-term bank loans                                -            3,286
  Accounts payable                                23,174           17,372
  Note payable - related party                     1,000                -
  Accrued merchandise purchases                    8,118            4,048
  Accrued compensation                             4,547            4,117
  Accrued environmental remediation                1,326            1,550
  Other accrued expenses                           6,070            7,262
                                                  ------           ------
            Total current liabilities             48,845           38,950

  Long-term liabilities                              429                -
  Minority interest                                  157                -
                                                  ------           ------
            Total liabilities                     49,431           38,950

Commitments and contingencies (Note 17)

Shareholders' equity:
  Common stock, $.01 par value:
    Authorized:  2004, 40,000,000 shares
                 2003, 20,000,000 shares
    Issued:      2004, 17,570,579 shares
                 2003, 17,570,579 shares
    Outstanding: 2004, 16,044,607 shares
                 2003, 15,564,070 shares             176              176
  Capital in excess of par value                  57,191           57,047
  Retained earnings                               56,490           46,142
  Treasury stock, at cost:
    2004, 1,525,972 shares
    2003, 2,006,509 shares                       (15,135)         (19,836)
  Accumulated other comprehensive income           1,544            1,040
                                                  ------           ------

          Total shareholders' equity             100,266           84,569
                                                 -------           ------


Total liabilities and shareholders' equity      $149,697         $123,519
                                                 =======          =======


See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            2004                2003            2002
                                                            ----                ----            ----
Net sales                                               $297,718            $271,276        $229,329
Cost of sales                                            244,800             226,770         192,555
                                                         -------             -------         -------
  Gross profit                                            52,918              44,506          36,774

Selling, general and
  administrative expenses                                 36,874              31,569          29,438
                                                         -------             -------         -------
         Operating income                                 16,044              12,937           7,336

Other income (expense):
         Interest expense                                   (101)               (284)           (368)
         Interest and other income, net                    1,334                 713             410
                                                         -------             -------         -------
                                                           1,233                 429              42
                                                         -------             -------         -------
Income before income taxes and cumulative
  effect of accounting change                             17,277              13,366           7,378

Income taxes:
         Federal:
                  Current                                  1,329               1,798           1,436
                  Deferred                                   (22)                103             220
         State and local:
                  Current                                    115                 348             337
                  Deferred                                    (4)                 93             (50)
         Foreign:
                  Current                                  2,792               1,556             490
                                                         -------             -------         -------
                                                           4,210               3,898           2,433
Income before cumulative effect of
  accounting change                                       13,067               9,468           4,945
Cumulative effect of accounting change(a)                      -               1,873               -
                                                         -------             -------         -------
Net income                                               $13,067             $ 7,595         $ 4,945
                                                         =======             =======         =======

Basic income per common share (b):
  Income before accounting change                        $  0.83             $  0.64         $  0.34
  Cumulative effect of accounting change                       -                0.13               -
                                                         -------             -------         -------

  Net income                                             $  0.83             $  0.51         $  0.34
                                                         =======             =======         =======

Diluted income per common share (b):
  Income before accounting change                        $  0.81             $  0.62         $  0.34
  Cumulative effect of accounting change                       -                0.12               -
                                                         -------             -------         -------

  Net income                                             $  0.81             $  0.50         $  0.34
                                                         =======             =======         =======

Weighted average shares outstanding (b):
         Basic                                            15,799              14,864          14,669
         Diluted                                          16,202              15,175          14,749

(a) Goodwill impairment loss recognized as a cumulative effect of an accounting change (note 2).

(b) The number of shares outstanding and the per share information have been adjusted for 3-for-2 stock dividends, paid January 2, 2004 and 2003.

See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002
(IN THOUSANDS)                                              2004                2003            2002
                                                            ----                ----            ----
Operating activities:
  Net income                                             $13,067              $7,595          $4,945
  Adjustments to reconcile net income to
    net cash provided by operating activities:
         Cumulative effect of accounting change                -               1,873               -
         Depreciation and amortization                     1,119               1,036           1,629
         Gain on sale of assets                                -                (291)             (3)
         Provision for doubtful accounts                     520                 446             566
         Deferred tax provision (benefit)                    (26)                196             170
         Income tax benefit on exercise of stock
           options                                         1,532               1,589              10
         Non-cash stock compensation                         190                 225             214
  Changes in assets and liabilities,
         net of effect of the acquisitions:
   Investments - trading securities                         (111)                 74              37
   Trade accounts receivable                              (8,312)               (593)         (3,313)
   Other receivables                                          63               3,042            (931)
   Income taxes receivable                                   (58)               (939)              -
   Inventory                                               2,118              (4,597)            694
   Prepaid expenses and other current assets                (242)                291            (488)
   Other assets                                             (557)                 46            (143)
   Drafts & acceptances payable                            4,243              (3,516)          1,638
   Accounts payable                                        5,697               2,907           4,174
   Accrued merchandise purchases                           3,871                (409)          2,526
   Accrued compensation                                      457               1,244              72
   Accrued environmental remediation                        (224)                266              (8)
   Accrued income taxes                                        -              (1,417)          1,240
   Other accrued expenses and long
     term liabilities                                     (3,657)                (90)          3,190
                                                         -------             -------         -------
Net cash provided by operating activities                 19,690               8,978          16,219
                                                         -------             -------         -------

Investing activities:
  Proceeds from sale of trading securities                   100                   -               -
  Proceeds from maturity of investments                        -                 369               -
  Payments received on notes receivable                      277                  96              88
  Purchases of property and equipment                       (706)               (629)           (555)
  Proceeds from sale of property, net of
   closing costs                                               -                 173              12
  Acquisition of businesses, net of
   cash acquired                                          (4,632)                  -          (2,876)
  Additional payments for inventory
    acquired from Schweizerhall Pharma                         -                   -          (2,639)
  Proceeds from settlement of certain acquired
   balances, principally accounts receivable                   -                   -           1,571
                                                         -------             -------         -------
Net cash (used in) provided by
   investing activities                                   (4,961)                  9          (4,399)
                                                         -------             -------         -------

Financing activities:
  Payments of short-term bank loans                       (3,413)             (4,020)         (2,333)
  Payments of current installments on long-term
   liabilities                                                 -                (272)              -
  Payments of cash dividends                              (2,719)             (2,316)         (2,088)
  Payments of long-term liabilities                            -                   -            (796)
  Proceeds from exercise of stock options                  3,079               3,240             158
  Payments for purchases of treasury stock                     -                 (39)           (121)
                                                         -------             -------         -------
Net cash used in financing activities                     (3,053)             (3,407)         (5,180)
                                                         -------             -------         -------

Effect of exchange rate changes on cash                      391                 428             305
                                                         -------             -------         -------

Net increase in cash and cash equivalents                 12,067               6,008           6,945
Cash and cash equivalents at beginning of year            20,263              14,255           7,310
                                                         -------             -------         -------
Cash and cash equivalents at end of year                 $32,330             $20,263         $14,255
                                                         =======             =======         =======


See accompanying notes to consolidated financial statements.


ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS, EXCEPT SHARE DATA)


                                              COMMON STOCK             Capital in
                                            Shares   Par Value         Excess of        Retained
                                            Issued    ($.01)           Par Value        Earnings
                                            ------    ------           ---------        --------
Balance at June 30, 2001                17,570,579      $176             $56,330         $38,006
Net income                                       -         -                   -           4,945
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                                  -         -                   -               -

Comprehensive income
Stock issued pursuant to employee
 incentive plans                                 -         -                   9               -
Cash dividends ($0.14 per share)                 -         -                   -          (2,088)
Exercise of stock options                        -         -                 (22)              -
Tax benefit from exercise of
 stock options                                   -         -                  10               -
Treasury stock purchases                         -         -                   -               -
Lapsed stock options                             -         -                  81               -
-------------------------------------------------------------------------------------------------
Balance at June 30, 2002                17,570,579       176              56,408          40,863
Net income                                       -         -                   -           7,595
 Other comprehensive income (loss):
  Change in fair value of cross
   currency interest rate swap                   -         -                   -               -
  Foreign currency translation
    adjustments                                  -         -                   -               -

Comprehensive income
Stock issued pursuant to employee
 incentive plans                                 -         -                  61               -
Cash dividends ($0.15 per share)                 -         -                   -          (2,316)
Exercise of stock options                        -         -              (1,040)              -
Tax benefit from exercise of
 stock options                                   -         -               1,589               -
Treasury stock purchases                         -         -                   -               -
Lapsed stock options                             -         -                  29               -
-------------------------------------------------------------------------------------------------
Balance at June 30, 2003                17,570,579       176              57,047          46,142
Net income                                       -         -                   -          13,067
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                                  -         -                   -               -
  Change in fair value of cross
    currency interest rate swaps                 -         -                   -               -

Comprehensive income
Stock issued pursuant to employee
 incentive plans                                 -         -                  50               -
Cash dividends ($0.17 per share)                 -         -                   -          (2,719)
Exercise of stock options                        -         -              (1,438)              -
Tax benefit from exercise of
 stock options                                   -         -               1,532               -
Treasury stock purchases                         -         -                   -               -
-------------------------------------------------------------------------------------------------
Balance at June 30, 2004                17,570,579     $ 176            $ 57,191        $ 56,490

(CONTINUED)

                                                                 Accumulated
                                                                 Other
                                           TREASURY STOCK        Comprehensive
                                         Shares      Amount      Income (Loss)      Total
                                         ------      ------      -------------      -----

Balance at June 30, 2001              (2,497,583)   $(24,545)    $(764)            $69,203
Net income                                     -           -         -               4,945
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                                -           -       859                 859
                                                                                   -------
Comprehensive income                                                                 5,804
Stock issued pursuant to employee
 incentive plans                          23,762         234         -                 243
Cash dividends ($0.14 per share)               -           -         -              (2,088)
Exercise of stock options                 18,300         180         -                 158
Tax benefit from exercise of
 stock options                                 -           -         -                  10
Treasury stock purchases                 (11,800)       (121)                         (121)
Lapsed stock options                           -           -         -                  81
------------------------------------------------------------------------------------------
Balance at June 30, 2002              (2,467,321)    (24,252)       95              73,290
Net income                                     -           -         -               7,595
 Other comprehensive income (loss):
  Change in fair value of cross
   currency interest rate swap                 -           -      (117)               (117)
  Foreign currency translation
    adjustments                                -           -     1,062               1,062
                                                                                   -------
Comprehensive income                                                                 8,540
Stock issued pursuant to employee
 incentive plans                          17,733         175         -                 236
Cash dividends ($0.15 per share)               -           -         -              (2,316)
Exercise of stock options                446,879       4,280         -               3,240
Tax benefit from exercise of
 stock options                                 -           -         -               1,589
Treasury stock purchases                  (3,800)        (39)                          (39)
Lapsed stock options                           -           -         -                  29
------------------------------------------------------------------------------------------
Balance at June 30, 2003              (2,006,509)    (19,836)    1,040              84,569
Net income                                     -           -         -              13,067
 Other comprehensive income (loss):
  Foreign currency translation
    adjustments                                -           -       896                 896
  Change in fair value of cross
    currency interest rate swaps               -           -      (392)               (392)
                                                                                   -------
Comprehensive income                                                                13,571
Stock issued pursuant to employee
 incentive plans                          18,577         184         -                234
Cash dividends ($0.17 per share)               -           -         -             (2,719)
Exercise of stock options                461,973       4,517         -              3,079
Tax benefit from exercise of
 stock options                                 -           -         -              1,532
Treasury stock purchases                     (13)          -                            -
-----------------------------------------------------------------------------------------
Balance at June 30, 2004              (1,525,972)   $(15,135)   $1,544           $100,266

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2004, 2003 AND 2002

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS
Aceto Corporation and subsidiaries ("Aceto" or the "Company") is primarily engaged in the marketing, sale and distribution of pharmaceutical, fine and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States. The Company's customers are primarily located throughout the United States, Germany, France, Australia, the Netherlands, the United Kingdom, Malaysia and Canada.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the financial statements of S.R.F.A. LLC, a joint-venture entity which is 50% owned by the Company and commenced operations in April 2004, are included in the consolidated financial statements in accordance with FASB Interpretation 46R, "Consolidation of Variable Interest Entities." All significant inter-company balances and transactions are eliminated in consolidation.

USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; environmental matters; pension benefits; income taxes; and other contingencies.

CASH EQUIVALENTS
The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2004. Cash and cash equivalents at June 30, 2003 include U.S. Treasury bills in the amount of $2,996.

INVESTMENTS
The Company classifies investments in marketable securities as trading, available-for-sale or held-to-maturity at the time of purchase and periodically re-evaluates such classifications. Trading securities are carried at fair value, with unrealized holding gains and losses included in earnings. Held-to-maturity securities are recorded at cost and are adjusted for the amortization or accretion of premiums or discounts over the life of the related security. Unrealized holding gains and losses on available-for-sale securities are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized. In determining realized gains and losses, the cost of securities sold is based on the specific identification method. Interest and dividends on the investments are accrued at the balance sheet date. As of June 30, 2004 and 2003 all investments were classified as trading securities.

INVENTORIES
Inventories, which consist principally of finished goods, are stated at the lower of cost (first-in first-out method) or market. The Company writes down its inventories for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

ENVIRONMENTAL AND OTHER CONTINGENCIES
The Company establishes accrued liabilities for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than the accrual, or the Company's share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in income in the period such determination was made.

PENSION BENEFITS
In connection with the acquisition of Pharma Waldhof in December 2003 and other entities in Germany, the Company assumed defined benefit pension plans covering fourteen employees who meet the plan's eligibility requirements. The net pension benefit obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases and the mortality of participants. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods. The Company's plans are funded in conformity with the funding requirements of applicable government regulations.

ACCUMULATED OTHER COMPREHENSIVE INCOME
The components of accumulated other comprehensive income as of June 30, 2004 and 2003 are as follows:

                                                           June 30,    June 30,
                                                             2004        2003

Cumulative foreign currency translation adjustments        $ 2,053     $ 1,157
Fair value of cross currency interest rate swaps              (509)       (117)
                                                           -------     -------
                                                           $ 1,544     $ 1,040
                                                           =======     =======

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

COMMON STOCK DIVIDEND
On December 4, 2003, the shareholders of the Company approved an increase in the Company's authorized common stock to 40,000 shares. In addition, the Board of Directors of the Company declared a 3-for-2 stock dividend that was paid January 2, 2004, to shareholders of record on December 17, 2003. The Company transferred $53 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

On December 5, 2002, the Board of Directors of the Company declared a 3-for-2 stock dividend that was paid January 2, 2003, to shareholders of record on December 18, 2002. The Company transferred $33 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock dividends for all periods presented.

STOCK OPTIONS
The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and earnings per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants with exercise prices equal to the market value of the common stock, no compensation cost has been recognized. Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation", requires that the

Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                                 2004      2003      2002
                                                 ----      ----      ----

Net income, as reported                        $13,067    $7,595    $4,945
Deduct:  Total stock-based
 employee compensation expense
 determined under fair value
 method for all awards, net of
 related tax effects                            (1,176)     (761)     (213)
                                                ------     -----     -----

Net income - pro forma                         $11,891    $6,834    $4,732
                                                ======     =====     =====

Net income per common share:
 Basic - as reported                            $ 0.83    $ 0.51    $ 0.34
 Basic - pro forma                              $ 0.75    $ 0.46    $ 0.32

 Diluted - as reported                          $ 0.81    $ 0.50    $ 0.34
 Diluted - pro forma                            $ 0.73    $ 0.45    $ 0.32

REVENUE RECOGNITION
The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers.

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

SHIPPING AND HANDLING FEES AND COSTS
All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are included in net sales. The costs incurred by the Company for shipping and handling are reported as a component of cost of sales. Cost of sales also includes inbound freight, receiving, inspection, warehousing, distribution network, sales agents commissions, and customs and duty costs.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs are expensed as incurred and are included in cost of sales. Such costs were approximately $208, $71 and $269 for the years ended June 30, 2004, 2003 and 2002, respectively.

NET INCOME PER COMMON SHARE
Net income per common share (basic EPS) is computed by dividing net income by the weighted average number of common shares outstanding and excluded any potential dilution. Net income per common share, assuming dilution (diluted
EPS), is computed by reflecting potential dilution from the exercise of stock options.

The net income per common share for each of the periods presented are based on the weighted average number of common shares outstanding, adjusted to reflect the 3-for-2 common stock dividends paid on January 2, 2004 and 2003.

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

PROPERTY AND EQUIPMENT
Property and equipment are stated at cost and are depreciated using the straight line method. The estimated useful lives are as follows:

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

Depreciation and amortization of property and equipment amounted to $706, $795, and $738 for the years ended June 30, 2004, 2003, and 2002, respectively.

GOODWILL AND OTHER INTANGIBLES
Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142), effective July 1, 2002. As required by SFAS 142, the Company upon adoption performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of $1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. Also required by SFAS 142, on at least an annual basis, the Company tests goodwill and other intangible assets for impairment. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, the Company utilizes the assistance of a third-party valuation firm, as necessary, to help evaluate recorded goodwill.

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

Land and land improvements of $326 at June 30, 2004 and 2003, represents property held for sale and is stated at cost. Impairment, if any, is recognized if the estimated fair value less costs to sell is lower than the carrying value.

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

The Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. Since the Company's interest rate swaps qualify as hedging activities, the change in their fair value is recorded in accumulated other comprehensive income (loss).

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign currency denominated receivables and payables. These items are denominated in various foreign currencies, including Euros, British Pounds, Japanese Yen, Singapore Dollars and Chinese Yuan Renminbi.

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of foreign currency obligations by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of foreign currency needed to pay for specific purchase orders, the Company believes that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS 133, to pay suppliers in the appropriate currency. The difference between the fair value and nominal amounts of the foreign currency contracts and the related commitments have been recorded as an asset with a corresponding liability in the accompanying consolidated balance sheet at June 30, 2004 and 2003 in the amount of $25 and $99, respectively. The hedge contracts flow through cost of sales in the consolidated statement of income as the related inventory is sold. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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

(3)     BUSINESS ACQUISITIONS AND JOINT VENTURE
PHARMA WALDHOF
On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH ("Corange"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH & Co. KG distributes biologically and chemically derived active pharmaceutical ingredients (APIs) used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

The Company paid $30 for the capital stock of Pharma Waldhof and $2,970 for the partnership interest of Pharma Waldhof GmbH & Co. KG. Additionally, the share purchase agreement states that the Company is required to pay Corange an amount equal to certain acquired assets less certain acquired liabilities, originally estimated to be $321. Further negotiations between Aceto and Corange regarding this provision of the share purchase agreement took place in April 2004, and as a result the Company paid Corange $1,844 for those assets less those liabilities.

The Company has accounted for the transaction under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the purchase price paid, including acquisition costs, over the fair value of the net identifiable assets acquired represented goodwill.

The purchase price was allocated as follows:

Goodwill ...................................................  $    806
Accounts receivable ........................................       937
Inventory...................................................     1,961
Identifiable intangible assets..............................     3,847
Cash........................................................       387
Other receivables...........................................       308
Fixed assets................................................        11
                                                                 -----

Total assets................................................     8,257
Less liabilities assumed....................................    (3,238)
                                                                 -----
Purchase price, including acquisition costs.................    $5,019
                                                                 =====

The following unaudited pro forma financial information presents a summary of the Company's consolidated results of operations for the year ended June 30, 2004 and 2003, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003 and 2002, respectively:

                                          Year Ended
                                           June 30,
                                       2004        2003
                                       ----        ----

Revenues                             $302,272    $280,384
Income before cumulative
 effect of accounting change         $ 14,032    $ 11,791
Net income                           $ 14,032    $  9,918
Basic income per common share:
 Income before cumulative
   effect of accounting change       $   0.89    $   0.80
 Cumulative effect of
   accounting change                 $      -        0.13
                                      -------     -------
 Net income                          $   0.89    $   0.67
                                      =======     =======
Diluted income per common
 share:
Income before cumulative
   effect of accounting change       $   0.87    $   0.77
Cumulative effect of
   accounting change                 $      -        0.12
                                      -------     -------
 Net income                          $   0.87    $   0.65
                                      =======     =======

The unaudited condensed pro forma financial information has been prepared for comparative purposes only and reflects the addition of the historical unaudited results of Pharma Waldhof through the date of acquisition. The pro forma financial information includes adjustments to the Company's historical results to reflect reduced interest income generated from cash that was used for the acquisition, depreciation and amortization expenses and related income tax adjustments. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

SCHWEIZERHALL PHARMA
On March 26, 2001, the Company acquired (i) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG ("Schweizerhall Holding"), a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

The Schweizerhall Pharma purchase agreement detailed two possible additional payments to be made to Schweizerhall Holding. The first additional payment was to be made if the Company sold acquired inventory (within one year of the closing date) above 60% of Schweizerhall's stated book value of such inventory as of the closing date. The inventory was sold by the Company above the 60% book value and the resulting additional $2,639 payment was made to the Seller in May 2002. Accordingly, the Company recorded this payment as an additional cost of the acquisition. Such additional cost was allocated to the acquired inventory as such amounts were indicative of a more accurate estimate of the fair value of the acquired inventory.

The second additional payment is to be made if the Company realizes certain tax savings due to the utilization of tax benefits (e.g., net operating losses or credits) of Schweizerhall Holding. Such payment would be 50% of the tax benefit received by the Company and would be recorded as additional goodwill (Note 12).

In fiscal 2002, the Company received $1,571 from Schweizerhall Holding in settlement of certain accounts receivable balances, which was recorded as a reduction to goodwill. Also in fiscal 2002, the Company made payments of $2,876 in connection with the Schweizerhall Pharma acquisition, consisting $2,313 for the payment of notes issued as a portion of the acquisition price and $563 for severance and operating lease costs as a result of exit plans formulated as of the acquisition date.

S.R.F.A
In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australian-based Nufarm Limited. Each company owns 50% of the joint venture, named S.R.F.A., LLC, which was established to distribute Butoxone, a herbicide product for which the Company and Nufarm have acquired an EPA label. Nufarm will continue to formulate the Butoxone for the joint venture. S.R.F.A. commenced operations in April 2004. Through June 30, 2004, approximately 90% of the joint venture's product sales were to customers solicited by the Company, with the remainder solicited by Nufarm. Since S.R.F.A. is a variable interest entity, the Company and Nufarm are de facto agents of the joint venture and the Company is most closely associated with the joint venture, its results have been consolidated with those of the Company. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A. evidenced by demand notes that bear interest at 3.0% per annum. Such amount due Nufarm is included as a note payable in the accompanying consolidated balance sheet. Minority interest in the net earnings of S.R.F.A. of $157 was included in interest and other income, net in the accompanying consolidated statement of income for fiscal 2004.


(4) INVESTMENTS
A summary of trading securities, classified as short-term, follows:

                                           June 30, 2004           June 30, 2003
                                           -------------           -------------

                                                      Cost                      Cost
                                       Fair Value     Basis     Fair Value      Basis
                                       ----------     -----     ----------      -----
Corporate equity securities              $ 888       $  494        $ 877        $ 594

The gains (losses) on trading securities were $111, $(74) and $(37) for fiscal 2004, 2003 and 2002, respectively.

(5) NOTES RECEIVABLE
The Company has six notes receivable with outstanding balances aggregating $841 at June 30, 2004 and seven notes receivable with outstanding balances aggregating $1,129 at June 30, 2003 which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from four to eighteen years and pay interest at a fixed rate. The range of fixed rates on the notes is 4.0% to 9.5%. Included in current assets are notes receivable due within one year totaling $94 and $112 at June 30, 2004 and 2003, respectively.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
The Company adopted the provisions of SFAS 141 and 142 as of July 1, 2002. The Company had evaluated its existing goodwill that was acquired in prior purchase business combinations and determined that no adjustment or reclassification to intangible assets at July 1, 2002 was required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

The year ended June 30, 2003 includes a one-time charge of $1,873, or $0.12 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets". The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC Products Corp. ("CDC") which is part of our Institutional Sanitary Supply segment. The one-time charge for CDC was due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS 142.

Intangible assets subject to amortization as of June 30, 2004 and 2003 were as follows:

                                                  June 30, 2004

                                 Gross Carrying     Accumulated      Net Book
                                     Value          Amortization      Value
                                 --------------     ------------     --------

Customer relationships             $     2,644       $      189      $  2,455
Customer lists                             600              390           210
Non-compete agreements                     643              442           201
                                    ----------        ---------       -------
                                   $     3,887       $    1,021      $  2,866
                                    ==========        =========       =======

                                                  June 30, 2003

                                 Gross Carrying     Accumulated      Net Book
                                     Value          Amortization      Value
                                 --------------     ------------     --------

Customer lists                     $       600       $      270      $    330
Non-compete agreements                     420              338            82
                                    ----------        ---------       -------
                                   $     1,020       $      608      $    412
                                    ==========        =========       =======

The estimated useful lives of customer relationships, customer lists and non-compete agreements are 7 years, 5 years and 3-5 years, respectively.

As of June 30, 2004 and June 30, 2003, the Company also had $835 and $0, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. Amortization expense for intangible assets subject to amortization amounted to $413, $241 and $352 for the years ended June 30, 2004, 2003 and 2002, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2005 through June 30, 2009 are as follows: 2005: $548; 2006: $518; 2007: $428; 2008: $428; 2009: $409

The balances of goodwill by segment as of June 30, 2004 and 2003 and changes therein are as follows:

                                                  Institutional
                                                    Sanitary
                                                   Supplies &         Consolidated
                              Health Sciences         Other              Totals
                              ---------------         -----              ------
Balance at 6/30/03                 $6,838                 $945           $7,783

Acquisition of Pharma
Waldhof                               806                    -              806

Foreign currency
translation adjustments                59                    -               59

Recognition of acquired
tax benefits,
net of payments to
Schweizerhall Pharma               (5,469)                   -            (5,469)
                                    -----                 ----            ------

Balance at 6/30/04
                                   $2,234                $ 945           $ 3,179
                                    =====                 ====            ======

Goodwill amortization for the year ended June 30, 2002 was $539. Had SFAS 142 been retroactively applied, net income in fiscal 2002 would have increased $400 net of tax and diluted earnings per share would have increased by $0.03.

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

During fiscal 2003, based on continued monitoring of the contamination on the site and the current proposed plan of remediation, the Company received a revised estimate from the consultant, which estimated that the remaining costs of the remediation could be an amount between $1,550 and $3,200. During fiscal 2003, the Company recorded an additional liability in the amount of $266 resulting in a liability as of June 30, 2003 of $1,550. The liability as of June 30, 2004 is $1,326. However, these matters, if resolved in a manner different from those assumed in current estimates could have a material adverse effect on financial condition, operating results and cash flows when resolved in a future reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

(8) FINANCING ARRANGEMENTS
In June 2004, the Company amended its revolving credit agreement with a financial institution so that it expires June 30, 2007 and provides for available credit of $10,000. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and is secured by sixty-five percent of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%, which was 2.86% and 2.62% at June 30, 2004 and 2003, respectively. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. In March 2003, the Company obtained a waiver to its credit agreement which allowed it to guarantee an obligation of one of its wholly-owned subsidiaries to a vendor under a distribution agreement. The Company was not in compliance with certain restrictive covenants at June 30, 2004, for which the Company received waivers.

At June 30, 2004 and 2003, the Company had available lines of credit with foreign financial institutions totaling $17,523 and $16,588, respectively. The Company entered into the agreements with foreign banks as part of the Schweizerhall Pharma acquisition. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 2.11% and 1.87% at June 30, 2004 and 2003, respectively. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had no short-term bank loans outstanding and $1,161 in letters of credit leaving an unused facility of $26,362 at June 30, 2004. At June 30, 2003 the Company utilized $3,286 in short-term loans and $1,199 in letters of credit leaving an unused facility of $27,103. The weighted average interest rate on short-term loans outstanding for the years ended June 30, 2004 and 2003, was 4.18% and 4.80% respectively.

(9) NET INCOME PER COMMON SHARE
A reconciliation between the numerators and denominators of the basic and diluted income per common share computation follows:

                                              2004        2003        2002
                                              ----        ----        ----
Income before cumulative effect
  of accounting change                      $13,067     $ 9,468     $ 4,945
Cumulative effect of accounting
  change                                          -       1,873           -
                                             ------      ------      ------

Net income available for common
  shareholders                              $13,067     $ 7,595     $ 4,945
                                             ======      ======      ======

Weighted average common shares
  outstanding(basic)(a)                      15,799      14,864      14,669
Effect of dilutive securities:
  Stock options (a)                             403         311          80
                                             ------      ------      ------

Weighted average common and
  potential common shares
  outstanding (diluted)(a)                   16,202      15,175      14,749
                                             ======      ======      ======

Basic income per common share(a):
Income before cumulative effect
  of accounting change                      $  0.83     $  0.64     $  0.34
Cumulative effect of accounting
  change (b)                                      -        0.13           -
                                             ------      ------      ------
Net income                                  $  0.83     $  0.51     $  0.34
                                             ======      ======      ======

Diluted income per common share(a):
Income before cumulative effect
  of accounting change                      $  0.81     $  0.62     $  0.34
Cumulative effect of accounting
  change (b)                                      -        0.12           -
                                             ------      ------      ------

Net income                                  $  0.81     $  0.50     $  0.34
                                             ======      ======      ======

(a) The number of shares outstanding and the per share information have been adjusted for 3-for-2 stock dividends, paid January 2, 2004 and 2003.

(b) Goodwill impairment loss recognized as a cumulative effect of an accounting change (note 2).

In fiscal 2004, 2003, and 2002, employee stock options of 4, 360, and 530, respectively, were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

(10) STOCK BASED COMPENSATION PLANS
In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company's shareholders in December 2002. Under the 2002 Plan, options or restricted stock to purchase up to 1,125 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board, generally three years. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time.

In August 2003, the Company granted 245 options to employees and directors under the 2002 Plan at an exercise price of $12.33. 134 of these options vest in five equal annual increments beginning December 15, 2004 subject, however, to acceleration of vesting if the publicly traded price of the Company's stock exceeds specified levels for a certain number of consecutive trading days beginning on December 15, 2004. The remaining 111 options vest on December 15, 2004.

In December 2003, the Company granted 14 options to employees under the 2002 Plan at an exercise price of $13.60. During the remainder of fiscal 2004, the Company granted 13 options to employees at prices ranging from $14.62 to $16.01. These options vest on the first anniversary of the date of grant.

All options granted during fiscal 2004 were at exercise prices equal to the market value of the common stock on the date of grant and expire no later than ten years from the date of grant. As of June 30, 2004, there were 174 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 2002, the Company granted 705 options to employees and directors under the 2002 Plan at an exercise price of $6.42 which was equal to the market value of the common stock on the date of grant. All of these options vested in December 2003. The options expire no later than ten years from the date of grant.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 1,125 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 121 shares of common stock available for grant as either options or restricted stock at June 30, 2004.

Under the terms of the Company's 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested. Under the 1980 Plan, options to purchase 1,002 shares of common stock were available for grant at June 30, 2004. The 1980 Plan expires September 2005.

In September 2004, in light of the continuing uncertainty regarding the future tax and accounting treatment for stock option grants by U.S. public companies generally, the Company reconsidered its prior policy of not utilizing shares available for grant under the 1980 Plan. The Company thereupon granted 873 options under the 1980 Plan to employees and 41 options under the 1998 Plan to directors at an exercise price of $16.42 which was equal to the market value of the common stock on the date of grant. These options were vested as of their date of grant and will expire ten years from such date.

The following tabulations summarize the shares of common stock under option for all plans at June 30, 2004, 2003 and 2002, and the activity with respect to options for the respective years then ended:


                                     Shares     Weighted average
                                  subject to     exercise price
                                    option         per share
                                    ------         ---------
Balance at June 30, 2001            1,454            $ 4.44
Granted                               273              4.37
Exercised                             (41)             3.51
Forfeited                            (140)             4.22
----------------------------------------------------------------
Balance at June 30, 2002            1,546            $ 4.48
Granted                               705              6.42
Exercised                            (728)             4.65
Forfeited/lapsed                      (78)             4.44
----------------------------------------------------------------
Balance at June 30, 2003            1,445            $ 5.31
Granted                               272             12.53
Exercised                            (593)             5.19
Forfeited/lapsed                      (36)             8.20
----------------------------------------------------------------
Balance at June 30, 2004            1,088            $ 7.08

Options exercisable at June 30, 2004, 2003 and 2002 were 831, 539 and 1,011, respectively. The weighted average exercise price for options exercisable at June 30, 2004, 2003 and 2002 was $5.39, $4.32 and $4.62, respectively. At June
30, 2004, outstanding options had expiration dates ranging from December 10, 2008 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of the market value of the common stock over the option exercise price at the date of grant. No such charges to operations were incurred for the three years ended June 30, 2004. Under the 2002 Plan and the 1998 Plan, compensation is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. There were 22, 29 and 53 shares of restricted stock granted during fiscal 2004, 2003 and 2002, respectively of which 9, 6, and 16 for fiscal 2004, 2003 and 2002, respectively are premium shares that are issuable only when fully vested. In fiscal 2004, 2003 and 2002, 19, 18 and 24 common shares were issued from treasury stock under employee incentive plans, for restricted stock awarded and premium shares vested in each of those years, which increased stockholders' equity by $234, $236 and $243, respectively. The related non-cash compensation expense was $190, $225 and $214 in fiscal 2004, 2003 and 2002, respectively.

Summarized information about stock options outstanding and exercisable at June 30, 2004 was as follows:

                   Number of                                     Number of
    Exercise      Outstanding   Average   Average   Exercisable   Average
   Price Range      Options     Life(1)   Price(2)   Options      Price(2)
   -----------      -------     -------   --------   -------      --------

  $ 4.00 - 5.99       373         9.15    $ 4.14        373        $4.14
    6.00 -11.99       458         8.44      6.42        458         6.42
   12.00 -16.01       257         9.17     12.54          -            -
                    -----                             -----
                    1,088                               831
                    =====                             =====

(1) Weighted average contractual life remaining, in years.
(2) Weighted average exercise price.

The per share weighted average fair value of stock options granted during 2004, 2003 and 2002 was $5.44, $5.51 and $2.18, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                Risk-free
        Date of     Expected       Expected      interest     Dividend
         Grant    volatility(%)   life(years)     rate(%)     yield(%)
       ---------------------------------------------------------------
2004
----
        08/2003           40             7.5        4.12       1.24
        12/2003           40             7.5        4.02       1.69
        02/2004           40             7.5        4.29       1.12
        03/2004           40             7.5        4.29       1.16
        06/2004           40             6.0        4.00       1.06

2003
----
        12/2002           40             7.5        3.79       2.22

2002
----
        12/2001           20             7.5        5.46       3.25

(11) INTEREST AND OTHER INCOME
Interest and other income during fiscal 2004, 2003 and 2002 was comprised of the following:

                                             2004         2003          2002
                                             ----         ----          ----

Dividends                                   $   83       $  139       $  196
Interest                                       491          458          212
Net gain (loss) on investments                 111          (74)         (37)
Foreign government subsidies received          395           34            -
Minority interest                             (157)           -            -
Miscellaneous                                  268          117           16
Foreign currency gain (loss)                   143           39           23
                                             -----        -----        -----
                                            $1,334       $  713       $  410
                                             =====        =====        =====

(12) INCOME TAXES
The components of income before the provision for income taxes are as follows:

                                  2004         2003          2002
                                  ----         ----          ----
      Domestic operations       $ 4,132      $ 4,912       $ 4,922
      Foreign operations         13,145        8,454         2,456
                                 ------       ------        ------
                                $17,277      $13,366       $ 7,378
                                 ======       ======        ======

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2004 and 2003 are presented below:

                                                         2004        2003
                                                         ----        ----
Deferred tax assets:
      Accrued environmental remediation
        liabilities not currently
        deductible                                      $   503      $   588
      Accrued deferred compensation                         686          529
      Additional costs inventoried for
        tax purposes                                        106          101
      Allowance for doubtful accounts
        receivable                                          241          219
      Differences in depreciation of
        property and equipment                               96           92
      Differences in amortization of
        intangible assets                                    78           64
      Accrued professional services and other               271           15
      Foreign net operating loss carryforwards            8,065        5,537
                                                         ------       ------
        Total gross deferred tax assets                  10,046        7,145
      Valuation allowances                               (3,512)      (5,537)
                                                         ------       ------
        Total net deferred tax assets                     6,534        1,608
                                                         ------       ------
Deferred tax liabilities:
      Unrealized gain on investments                       (149)        (107)
      Goodwill                                             (193)         (93)
                                                         ------       ------
        Total gross deferred tax
          liabilities                                      (342)        (200)
                                                         ------       ------
Net deferred tax assets                                 $ 6,192      $ 1,408
                                                         ======       ======

The net change in the total valuation allowance for the year ended June 30, 2004 was a decrease of $2,025 resulting primarily from the projected utilization of certain foreign net operating loss carryforwards for which a full valuation allowance was previously established, partially offset by a valuation allowance recorded for net operating loss carryforwards generated in fiscal 2004 in certain other foreign jurisdictions. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2004, the Company will need to generate future taxable income of approximately $15,600.

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

Primarily as a result of the acquisition of Pharma Waldhof, the Company recognized certain tax benefits acquired in a prior business acquisition that were previously unrecognized by the Company in the amount of $1,310 in fiscal 2004. In addition, in fiscal 2004, the Company has recorded a deferred tax asset, included in foreign net operating loss carryforwards, of $4,712 for the tax savings expected to be realized in future years. The recognition of these tax benefits resulted in a reduction of goodwill of $5,469 and a liability to the seller of $553 of which $429 is included in long-term liabilities at June 30, 2004.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $21,500 at June 30, 2004 since substantially all of these earnings are expected to be permanently reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

A reconciliation of the statutory Federal income tax rate and the effective tax rate for the fiscal years ended June 30, 2004, 2003 and 2002 follows:

                                      2004       2003       2002
                                      ----       ----       ----

Federal statutory tax rate            34.0%      34.0%      34.0%
State and local taxes, net
   of Federal income tax
   benefit                             0.7        2.2        2.6
Foreign tax rate differential         (9.7)      (9.9)      (4.9)
Other                                 (0.6)       2.9        1.3
                                     -----      -----      -----
Effective tax rate                    24.4%      29.2%      33.0%
                                     =====      =====      =====

At June 30, 2004, the Company had foreign net operating loss carryforwards for income tax purposes of approximately $21,690 which are available to offset future foreign taxable income, if any, and which have no expiration date.

(13) SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes during fiscal 2004, 2003 and 2002 was as follows:

                                      2004      2003       2002
                                      ----      ----       ----

Interest paid                        $  101    $  560     $  586
Income taxes paid                    $2,875    $4,234     $1,405

Non-cash transactions:
During the year ended June 30, 2003, the Company entered into a mortgage note receivable in the amount of $412 for the sale of property.

(14) RETIREMENT PLANS
DEFINED CONTRIBUTION
The Company has defined contribution retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $1,101, $1,017 and $895 in fiscal 2004, 2003 and 2002, respectively.

DEFINED BENEFIT
In connection with the acquisition of Pharma Waldhof in December 2003 and other entities in Germany, the Company assumed defined benefit pension plans covering fourteen employees who meet the plan's eligibility requirements. The pension benefit obligations recorded as of June 30, 2004 amounted to $580. Net periodic pension costs, which consists principally of interest cost and service cost was insignificant in fiscal 2004. The Company's plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 5.5% and a compensation increase rate of 3.3% was used in determining the actuarial present value of benefit obligations as of June 30, 2004.

(15) DEFERRED COMPENSATION
Effective December 2003, the Company modified its non-qualified Supplemental Executive Retirement Plan ("the Plan"). The Plan is a deferred compensation plan intended to provide certain qualified executives with supplemental retirement benefits beyond the Company's 401(k) Plan, as well as to permit additional deferral of a portion of their compensation. Substantially, all compensation deferred under the Plan, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company. The funds held by the grantor trust are in life insurance policies. As of June 30, 2004, the Company has recorded a liability under the Plan of $1,711 (included in accrued compensation) and an asset (included in other assets) of $1,371 primarily representing the cash surrender value of policies owned by the Company.

(16) FINANCIAL INSTRUMENTS
DERIVATIVE FINANCIAL INSTRUMENTS
At June 30, 2004 and 2003 the Company had future foreign exchange contracts that have a notional amount of $1,543 and $3,431, respectively. The contracts have varying maturities of less than one year. At June 30, 2004 and 2003 the Company had not hedged open purchase commitments of approximately $343 and $51, respectively. For fiscal 2004, 2003 and 2002, gains and losses on foreign currency transactions, including terminated hedges that occurred prior to the transaction date, were not material.

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

In addition, the Company also enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 the Company entered into a one-year cross currency interest rate swap transaction and in May 2003 the Company entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from the date of purchase to June 30, 2004 was $(509). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the statements of income. Since the Company's interest rate swaps qualify as hedging activities, the change in their fair value amounting to $(392) and $(117) in 2004 and 2003, respectively, is recorded in accumulated other comprehensive income (loss).

OFF-BALANCE SHEET RISK
Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,161 and $1,199 as of June 30, 2004 and 2003, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value was $25 and $99 as of June 30, 2004 and 2003, respectively. The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2004 and 2003 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2004, five customers accounted for 16% of net trade accounts receivable. At June 30, 2003, five customers accounted for 17% of net trade accounts receivable. For fiscal 2004, 2003 and 2002, the Company's top five customers accounted for 18%, 20% and 16%, respectively, of net sales.

No single product accounted for as much as 10% of net sales in fiscal 2004, 2003 or 2002. One supplier accounted for 10% of purchases in fiscal 2004 and another supplier accounted for approximately 10% in fiscal 2003. No supplier accounted for as much as 10% of total purchases in fiscal 2002.

During the fiscal years ended June 30, 2004 and 2003, approximately 59% of the Company's purchases came from Asia and 29% came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximate $13,117 and $19,530, respectively at June 30, 2004.

(17) COMMITMENTS AND CONTINGENCIES
(a) As of June 30, 2004, the Company has outstanding purchase obligations totaling $7,823 with suppliers to the Company's Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers. Such purchase obligations are based on anticipated sales to specific customers through December 31, 2004.

(b) A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate the generation of new test data to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups and may be required to make additional payments in the future.

(c) The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

(d) In fiscal 2002 a vendor made allegations that the Company breached a purchase contract. As a result, the Company recorded a liability during fiscal 2003 of $450. During fiscal 2004, the Company received a favorable court ruling and the liability was reversed accordingly.

(e) The Company leases office facilities in the United States, The Netherlands, Germany, France, China and Singapore. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009. At June 30, 2004, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

          Fiscal year                   Amount
          -----------                   ------

              2005                     $ 1,734
              2006                       1,616
              2007                       1,482
              2008                       1,303
              2009                       1,158
              Thereafter                 1,786
                                        ------
                                       $ 9,079
                                        ======

Total rental expense amounted to $1,673, $1,444 and $1,471 for fiscal 2004, 2003 and 2002, respectively.

(f) In June 2004, the Company entered into a software license and support agreement that provides it a non-exclusive license to use the vendor's software for a fully integrated Enterprise Resource Planning system. The Company is obligated to make aggregate payments of approximately $270. Such payments are expected to be made in fiscal 2005.

(18) RELATED PARTY TRANSACTIONS
Certain directors of the Company are affiliated with law firms which serve as counsel to the Company on various corporate matters. During fiscal 2004, 2003 and 2002, the Company incurred legal fees of $458, $435 and $405, respectively, for services rendered to the Company. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

(19) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS
In March 2004 the Financial Accounting Standard Board ("FASB") issued an exposure draft entitled "SHARE-BASED PAYMENT, AN AMENDMENT OF FASB STATEMENTS NO. 123 AND 95." This exposure draft would require stock-based compensation to employees to be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. In the absence of an observable market price for the stock awards, the fair value of the stock options would be based upon a valuation methodology that takes into consideration various factors, including the exercise price of the option, the expected term of the option, the current price of the underlying shares, the expected volatility of the underlying share price, the expected dividends on the underlying shares and the risk-free interest rate. The proposed requirements in the exposure draft would be effective for the first fiscal year beginning after December 15, 2004. The FASB intends to issue a final Statement in late 2004. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), CONSOLIDATION OF VARIABLE INTEREST ENTITIES. FIN 46R, which clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements, sets forth criteria to be used in determining whether an investment in a variable interest entity should be consolidated. These provisions are based on the general premise that if a company controls another entity through interests other than voting interests, that company should consolidate the controlled entity. The provisions of FIN 46R were effective on March 31, 2004. The Company has evaluated whether the provisions of FIN 46R are applicable to its investment, as well as other arrangements, which may meet the criteria of the interpretation, and concluded that S.R.F.A., a joint venture owned 50% by the Company that commenced operations in April 2004, meets the definition of a variable interest entity and, based on the provisions of FIN 46R, has been included in the Company's consolidated financial statements.

(20) SEGMENT INFORMATION
Prior to fiscal 2003, the Company was organized into five reportable segments, organized by product. Effective for the fiscal year ended June 30, 2003, the two segments formerly known as Pharmaceuticals, Biochemicals & Nutritionals and Pharmaceutical Intermediates & Custom Manufacturing have been combined into a segment called Health Sciences. The amounts previously reported for the former segments have accordingly been combined.

The Company's four reportable segments, organized by product, are as follows:

        o Health Sciences - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.
        o Chemicals & Colorants - products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics and many other areas; dye and pigment intermediates used in the color-producing industries like textiles, inks, paper, and coatings; intermediates used in the production of agrochemicals.
        o Agrochemicals - products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.
        o Institutional Sanitary Supplies & Other - products include cleaning solutions, fragrances, and deodorants for commercial and industrial customers.

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

                                                                           Institutional
                                                                              Sanitary
                                              Chemicals          Agro-        Supplies         Consolidated
                         Health Sciences     & Colorants       chemicals       & Other            Totals
2004
----
Net sales                    $180,701           94,395           16,898        5,724             $297,718
Gross profit                 $ 33,780           14,931            5,503        2,207             $ 56,421
Unallocated
Cost of sales(1)                                                                                    3,503
                                                                                                  -------
Net gross
 profit                                                                                          $ 52,918
                                                                                                  =======

2003
----
Net sales                    $159,858           91,579           14,356        5,483             $271,276
Gross profit                 $ 28,779           12,673            4,123        2,418             $ 47,993
Unallocated
Cost of sales(1)                                                                                    3,487
                                                                                                  -------
Net gross
 profit                                                                                          $ 44,506
                                                                                                  =======

2002
----
Net sales                    $120,021           90,494           13,540        5,274             $229,329
Gross profit                 $ 19,733           13,502            4,215        2,294             $ 39,744
Unallocated
Cost of sales(1)                                                                                    2,970
                                                                                                  -------
Net gross
 profit                                                                                          $ 36,774
                                                                                                  =======

(1) Represents certain freight and storage costs that are not allocated to a segment.

Net sales by source country and long-lived assets by location as of June 30, 2004 and 2003 and for the years ended June 30, 2004, 2003 and 2002 were as follows:


                                 Net Sales                       Gross Profit               Long-Lived Assets, Net
                                 ---------                       ------------               ----------------------
                     2004          2003        2002        2004      2003       2002           2004        2003
                     ----          ----        ----        ----      ----       ----           ----        ----
United States      $168,332     $178,597     $163,886    $30,628   $30,030    $26,798         $1,748      $1,783
Germany              51,659       35,219       25,729     11,147     5,300      4,218            585         556
The Netherlands       9,127        7,568        5,876      1,586     1,829      1,189            129         113
France               11,522       10,032       12,323      1,368     1,351      1,424            119          61
Asia-Pacific         57,078       39,860       21,515      8,189     5,996      3,145             73          88
                    -------      -------      -------     ------    ------     ------          -----       -----
Total              $297,718     $271,276     $229,329    $52,918   $44,506    $36,774         $2,654      $2,601
                    =======      =======      =======     ======    ======     ======          =====       =====

(21)     UNAUDITED QUARTERLY FINANCIAL DATA
The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2004 and 2003.

                      QUARTERLY FINANCIAL DATA (Unaudited)
                     (In thousands except per share amounts)

                                     Year Ended June 30, 2004
                                          Quarter Ended

                  Sept.30,2003     Dec.31,2003     Mar.31,2004    June 30,2004
                  ------------     -----------     -----------    ------------
Net sales             $72,337        $69,202         $79,690         $76,489
Gross profit           12,170         12,709          14,979          13,060
Net income              3,119          2,963           3,710           3,275
Net income per
  common share
  - diluted (1)          0.20           0.19            0.23            0.20

                                     Year Ended June 30, 2003
                                          Quarter Ended

                  Sept.30,2002     Dec.31,2002     Mar.31,2003    June 30,2003
                  ------------     -----------     -----------    ------------
Net sales             $68,022        $64,633         $70,561         $68,060
Gross profit           11,035         10,834          11,586          11,051
Income before
 cumulative
 effect of
 accounting
 change                 2,323          2,328           2,411           2,406
Net income                450(2)       2,328           2,411           2,406
Income before
 cumulative
 effect of
 accounting
 change per
 common share
 - diluted (1)           0.16           0.16            0.16            0.15
Net income per
  common share
  - diluted (1)          0.03(2)        0.16            0.16            0.15


(1) Adjusted for 3-for-2 stock dividends, paid January 2, 2004 and 2003.
(2) Reflects a charge of $1,873 for a cumulative effect of an accounting change resulting from an impairment of goodwill which was determined to be required upon the Company's adoption of SFAS 142.

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.


                                                                                 Schedule II

                             ACETO CORPORATION AND SUBSIDIARIES

                              VALUATION AND QUALIFYING ACCOUNTS

                      For the Years Ended June 30, 2004, 2003 and 2002
                                   (dollars in thousands)


                                               Charged
                                 Balance at    to costs    Charged                   Balance
                                 beginning       and       to other                   at end
        Description                of year     expenses    accounts    Deductions    of year
        -----------              ----------    --------    --------    ----------    -------

Year ended June 30, 2004:
  Allowance for doubtful
     accounts                      $ 939        $ 520          -         $426(a)      $1,033
                                     ===          ===                     ===          =====

Year ended June 30, 2003:
  Allowance for doubtful
     accounts                      $ 657        $ 446          -         $164(a)      $  939
                                     ===          ===                     ===            ===

Year ended June 30, 2002:
  Allowance for doubtful
     accounts                      $ 316        $ 566          -         $225(a)      $  657
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

3.4 By-laws(incorporated by reference to Exhibit 3(iii)(c) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1998).

10.1* Aceto Corporation 401(k) Retirement Plan, effective August 1, 1997, (as amended and restated as of July 1, 2002).

10.2* Supplemental Executive Retirement Plan, as amended and restated, effective June 30, 2004.

10.3 Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9,
        1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992).

10.4 1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1999).

10.5    Aceto Corporation 2002 Stock Option Plan (incorporated by reference to
        Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6 Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2000).

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

10.12 Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated April 4, 2001).

10.13 Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company's annual report on Form 10-K for the year ended June 30,
        2001).

10.14 Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated May 10, 2002 (incorporated by reference to Exhibit
        10.13 to the Company's annual report on Form 10-K for the year ended June 30, 2002).

10.15* Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 29, 2004.

10.16* Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated August 31, 2004.

10.17 Share Purchase Agreement dated as of December 12, 2003 between Aceto Holding GmbH and Corange Deutschland Holding GmbH (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 31, 2003).

21*     Subsidiaries of the Company.

23*     Consent of KPMG LLP.

31.1* Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1* Certification by President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2* Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


----------
*Filed herewith

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


Date:  September 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                             TITLE                           DATE

/s/ Leonard S. Schwartz       Chairman, President and                09-10-04
-------------------------     Chief Executive Officer
Leonard S. Schwartz           (Principal Executive Officer)

/s/ Douglas Roth              Secretary/Treasurer and                09-10-04
-------------------------     Chief Financial Officer
Douglas Roth                  (Principal Financial and
                              Accounting Officer)

/s/ Stanley Fischer           Director                               09-10-04
-------------------------
Stanley Fischer

/s/ Samuel I. Hendler         Director                               09-10-04
-------------------------
Samuel I. Hendler

/s/ Robert Wiesen             Director                               09-10-04
-------------------------
Robert Wiesen

/s/ Ira S. Kallem             Director                               09-10-04
-------------------------
IRA S. KALLEM

/s/ Albert L. Eilender        Director                               09-10-04
-------------------------
ALBERT L. EILENDER

/s/ Hans C. Noetzli           Director                               09-10-04
-------------------------
HANS C. NOETZLI