Form 10-Q
period 2004-09-30
ACETO CORP
filed 2004-11-09
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 2004
                        Commission file number 000-04217


                                ACETO CORPORATION
             (Exact name of registrant as specified in its charter)


           New York                                         11-1720520
           --------                                         ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                                Number)


                     One Hollow Lane, Lake Success, NY 11042
                     ---------------------------------------
                     (Address of principal executive offices

                                 (516) 627-6000
              (Registrant's telephone number, including area code)

                                  www.aceto.com
                                  -------------
                         (Registrant's website address)




Name of each exchange on which registered:  The Nasdaq National Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _X_ No____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes _X_ No____

The Registrant has 16,065,480 shares of common stock outstanding as of November 4, 2004.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                Table of Contents


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets - September 30, 2004 (unaudited) and June 30, 2004

          Consolidated Statements of Income - Three Months Ended
          September 30, 2004 and 2003 (unaudited)

          Consolidated Statements of Cash Flows - Three Months Ended September 30, 2004 and 2003 (unaudited)

          Notes to unaudited Consolidated Financial Statements

          Report of Independent Registered Public Accounting Firm

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Item 4.   Controls and Procedures

PART II.  OTHER INFORMATION

Item 6.   Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                     ACETO CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                  (in thousands, except per-share amounts)


                                                                                September 30,     June 30,
                                                                                    2004            2004
                                                                                    ----            ----
                                                                                 (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                    $ 30,926        $ 32,330
     Short-term investments                                                            867             888
     Receivables:
           Trade, less allowance for doubtful accounts (September, $1,030;
             June, $1,033)                                                          52,803          53,084
           Other                                                                     1,101           1,504
                                                                                  --------        --------
                                                                                    53,904          54,588

     Inventory                                                                      41,531          41,784
     Prepaid expenses and other current assets                                       1,721           1,165
     Income taxes receivable                                                           521             606
     Deferred income tax benefit, net                                                1,566           1,613
                                                                                  --------        --------

                  Total current assets                                             131,036         132,974

Long-term notes receivable                                                             722             747

Property and equipment                                                               7,716           7,044
Less accumulated depreciation and amortization                                       4,849           4,390
                                                                                  --------        --------
                                                                                     2,867           2,654

  Goodwill                                                                           3,197           3,179
  Intangible assets, net                                                             3,634           3,701
  Deferred income tax benefit                                                        3,915           4,579
  Other assets                                                                       2,062           1,863
                                                                                  --------        --------

  Total assets                                                                    $147,433        $149,697
                                                                                  ========        ========


See accompanying notes to consolidated financial statements and accountants' review report.


                              ACETO CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                           (in thousands, except per-share amounts)


                                                                 September 30,       June 30,
                                                                     2004              2004
                                                                     ----              ----
                                                                 (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Drafts and acceptances payable                                 $   5,139         $   4,610
   Short-term bank loans                                                271                 -
   Accounts payable                                                  24,206            31,292
   Note payable - related party                                       1,000             1,000
   Accrued compensation                                               2,294             2,836
   Accrued environmental remediation                                  1,274             1,326
   Other accrued expenses                                             6,109             6,070
                                                                  ---------         ---------
         Total current liabilities                                   40,293            47,134

Long-term liabilities                                                 2,748             2,140
Minority interest                                                       153               157
                                                                  ---------         ---------
         Total liabilities                                           43,194            49,431

Commitments and contingencies (Note 11)

Shareholders' equity:
   Common stock, $.01 par value:
       (40,000 shares authorized; 17,571 shares issued;
       16,066 and 16,045 shares outstanding at
       September 30, 2004 and June 30, 2004, respectively)              176               176
   Capital in excess of par value                                    57,170            57,191
   Retained earnings                                                 59,865            56,490
   Treasury stock, at cost:
       (1,505 and 1,526 shares at September
        30, 2004 and June 30, 2004, respectively)                   (14,927)          (15,135)
   Accumulated other comprehensive income                             1,955             1,544
                                                                  ---------         ---------

         Total shareholders' equity                                 104,239           100,266
                                                                  ---------         ---------

Total liabilities and shareholders' equity                        $ 147,433         $ 149,697
                                                                  =========         =========


See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)
                    (in thousands, except per-share amounts)


                                                        Three Months Ended
                                                          September 30,
                                                      2004             2003
                                                      ----             ----

Net sales                                           $ 80,820         $ 72,337
Cost of sales                                         67,222           60,167
                                                    --------         --------
   Gross profit                                       13,598           12,170

Selling, general and administrative expenses           9,502            7,973
                                                    --------         --------
   Operating income                                    4,096            4,197

Other income (expense):
   Interest expense                                      (20)             (20)
   Interest and other income, net                        548              377
                                                    --------         --------
                                                         528              357
                                                    --------         --------

Income before income taxes                             4,624            4,554
Provision for income taxes                             1,249            1,435
                                                    --------         --------
Net income                                          $  3,375         $  3,119
                                                    ========         ========

Net income per common share (a):
   Basic                                            $   0.21         $   0.20
   Diluted                                          $   0.21         $   0.20

Weighted average shares outstanding (a):
   Basic                                              16,053           15,494
   Diluted                                            16,407           15,969


(a) The number of shares outstanding and the per-share information for September 30, 2003 have been adjusted for a 3-for-2 stock dividend, paid January 2, 2004.


See accompanying notes to consolidated financial statements and accountants' review report.


                                   ACETO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (unaudited)
                                             (in thousands)


                                                                                 Three Months Ended
                                                                                   September 30,
                                                                               2004             2003
                                                                               ----             ----
Operating activities:
   Net income                                                                $  3,375         $  3,119
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                            339              238
         Provision for doubtful accounts                                           40              187
         Non-cash stock compensation                                               81               97
         Deferred income taxes                                                    711              -
         Income tax benefit on exercise of stock options                           18              181
         Changes in assets and liabilities:
           Investments - trading securities                                        21               16
           Trade accounts receivable                                              527           (2,676)
           Other receivables                                                      306             (172)
           Inventory                                                              416            5,218
           Prepaid expenses and other current assets                             (550)            (393)
           Other assets                                                          (268)              67
           Drafts and acceptances payable                                         509             (481)
           Accounts payable                                                    (7,212)           2,005
           Accrued compensation                                                  (549)            (756)
           Accrued environmental remediation                                      (52)             -
           Income taxes receivable                                                 85              745
           Other accrued expenses and long-term liabilities                       703           (1,772)
                                                                             --------         --------
Net cash (used in) provided by operating activities                            (1,500)           5,623
                                                                             --------         --------

Investing activities:
     Payments received on notes receivable                                         23              118
     Purchases of property and equipment                                         (391)            (171)
                                                                             --------         --------
Net cash used in investing activities                                            (368)             (53)
                                                                             --------         --------

Financing activities:
     Proceeds from exercise of stock options                                       87              318
     Borrowings (payments) of short-term bank loans                               271             (534)
                                                                             --------         --------
Net cash provided by (used in) financing activities                               358             (216)
                                                                             --------         --------

Effect of exchange rate changes on cash                                           106               99
                                                                             --------         --------

Net (decrease) increase in cash                                                (1,404)           5,453
Cash at beginning of period                                                    32,330           20,263
                                                                             --------         --------
Cash at end of period                                                        $ 30,926         $ 25,716
                                                                             ========         ========


See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                    (in thousands, except per-share amounts)


(1)     BASIS OF PRESENTATION

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

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2004.

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

(2)     BUSINESS ACQUISITIONS

On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH ("Corange"), all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

The following unaudited pro forma financial information presents a summary of the Company's consolidated results of operations for the three months ended September 30, 2003, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003:

                                                  Three months ended
                                                    September 30,
                                                         2003
                                                 -------------------
      Net sales                                        $ 74,697
      Net income                                       $  3,649

      Net income per common share:
           Basic                                       $   0.24
           Diluted                                     $   0.23

The unaudited pro forma financial information has been prepared for comparative purposes only and reflects the addition of the historical unaudited results of Pharma Waldhof. The pro forma financial information includes adjustments to the Company's historical results to reflect reduced interest income generated from cash that was used for the acquisition, depreciation and amortization expenses and related income tax adjustments. The pro forma information does not purport to be indicative of operating results that would have been achieved had the acquisition taken place on the dates indicated or the results that may be obtained in the future.

(3)     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization as of September 30, 2004 and June 30, 2004 were as follows:

                                 Gross Carrying     Accumulated       Net Book
                                     Value          Amortization        Value
                                     -----          ------------        -----
        September 30, 2004
        ------------------

        Customer relationships        $2,720           $  290          $2,430
        Customer lists                   600              420             180
        Non-compete agreements           643              454             189
                                      ------           ------          ------
                                      $3,963           $1,164          $2,799
                                      ======           ======          ======

        June 30, 2004
        -------------

        Customer relationships        $2,644           $  189          $2,455
        Customer lists                   600              390             210
        Non-compete agreements           643              442             201
                                      ------           ------          ------
                                      $3,887           $1,021          $2,866
                                      ======           ======          ======

Amortization expense for intangible assets subject to amortization amounted to $143 and $55 for the three months ended September 30, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended September 30 are as follows: 2005: $572; 2006: $512; 2007: $452; 2008: $449; 2009: $404; 2010:
$410.

As of September 30, 2004 and June 30, 2004, the Company also had $835 of intangible assets pertaining to trademarks which are not subject to amortization.

The balances of goodwill by segment as of September 30, 2004 and June 30, 2004 were as follows:

                                            September 30,        June 30
                                                2004               2004
                                                ----               ----
Health sciences                               $ 2,252            $ 2,234
Institutional sanitary supplies & other           945                945
                                              -------            -------
Total                                         $ 3,197            $ 3,179
                                              =======            -======

The changes in goodwill and the gross carrying value of customer relationships is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(4)     COMMON STOCK

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

(5)     STOCK-BASED COMPENSATION

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

Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, no compensation cost has been recognized. SFAS No. 123 requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein. The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                                         Three months ended
                                                            September 30,
                                                       2004               2003
                                                       ----               ----
     Net income - as reported                         $3,375             $3,119
     Deduct:  Total stock-based employee
          compensation expense determined under
          fair value method for all awards, net
          of related tax effects
                                                      (6,253)              (256)
                                                      ------              -----
     Net (loss) income - pro forma                    (2,878)             2,863

     Net income (loss) per share:
          Basic - as reported                        $  0.21             $ 0.20
          Basic - pro forma                          $ (0.18)            $ 0.18

          Diluted - as reported                      $  0.21             $ 0.20
          Diluted - pro forma                        $ (0.18)            $ 0.18

Stock-based employee compensation expense under the fair value method for the three months ended September 30, 2004 includes the entire fair value of 881 options granted to employees and 41 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as such options were vested as of their date of grant.

(6)     NET INCOME PER COMMON SHARE

A reconciliation between the numerators and denominators of the basic and diluted income per common share follows:

                                                          Three months ended
                                                            September 30,
                                                         2004           2003
                                                         ----           ----

      Net income available for common shareholders     $  3,375       $  3,119
                                                       ========       ========

      Weighted average common shares outstanding
         (basic) (a)                                     16,053         15,494
      Effect of dilutive securities:
         Stock options (a)                                  354            475
                                                       --------       --------
      Weighted average common and potential common
          shares outstanding (diluted) (a)               16,407         15,969
                                                       ========       ========

      Net income per common share:
         Basic                                         $   0.21       $   0.20
                                                       ========       ========
         Diluted                                       $   0.21       $   0.20
                                                       ========       ========

(a) Share and per share information for September 30, 2003 have been adjusted for a 3-for-2 stock dividend, paid January 2, 2004.

Employee stock options of 925 for the three months ended September 30, 2004 were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

(7)     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                                           Three months ended
                                                              September 30,
                                                          2004            2003
                                                          ----            ----
       Comprehensive income:
           Net income                                    $3,375          $3,119
           Foreign currency translation
              adjustment                                    459             157
           Unrealized gain on forward
              currency contracts                            120               -
           Change in fair value of cross
              currency interest rate swaps                 (168)            (88)
                                                         ------          ------
       Total                                             $3,786          $3,188
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

(8)     DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $711 during the quarter ended September 30, 2004 related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

(9)     SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the three months ended September 30, 2004 and 2003 were as follows:

                                                 2004             2003
                                                 ----             ----
Interest                                       $    8           $    5
Income taxes                                      512              441

(10)    RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms which serve as counsel to the Company on various corporate matters. During the three months ended September 30, 2004 and 2003, the Company incurred legal fees of $34 and $70, respectively, for services rendered to the Company by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

(11)    COMMITMENTS AND CONTINGENCIES AND SHORT-TERM BORROWINGS

As of September 30, 2004, the Company had outstanding purchase obligations totaling $14,517 with suppliers to the Company's Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers.

During November 2004, the Company expects to enter into an agreement to purchase approximately 1,300 gross square meters (whole number, not in thousands) of office space located in Shanghai, China. The purchase price is expected to be approximately $2,900, of which $1,750 will be paid upon execution of the agreement and the remainder will be paid in installments through March 2005.

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

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,452 and $1,161 as of September 30, 2004 and June 30, 2004, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

As of September 30, 2004, the Company borrowed $271 under a line of credit in Singapore with an interest rate of 5.2%.

(12)    RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment - An Amendment to Statement Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require, instead, that such transactions be accounted for using a fair value based method. In October 2004, the FASB delayed the effective date of this standard to be applied prospectively for interim or annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. Management will continue to monitor the FASB's progress on the issuance of this proposed statement and its impact on the Company's consolidated financial statements.

(13)    SEGMENT INFORMATION

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

Three Months Ended September 30, 2004 and 2003:

                                                                        Institutional
                                                                           Sanitary
                           Health       Chemicals &                       Supplies &    Consolidated
                          Sciences       Colorants     Agrochemicals        Other          Totals
                          --------       ---------     -------------        -----          ------
2004
----
Net sales                  $52,240        $24,004          $3,115           $1,461        $80,820
Gross profit                 9,525          3,761             818              425         14,529
Unallocated
Cost of sales (1)                                                                            (931)
                                                                                          -------
Net gross profit                                                                          $13,598

2003
----
Net sales                  $45,007        $23,141          $2,789           $1,400        $72,337
Gross profit                 8,594          3,453             680              587         13,314
Unallocated
Cost of sales (1)                                                                          (1,144)
                                                                                          -------
Net gross profit                                                                          $12,170

(1) Represents certain freight and storage costs that are not allocated to a segment.


Net sales and gross profit by location for the three months ended September 30, 2004 and 2003 and long-lived assets by location as of September 30, 2004 and June 30, 2004 were as follows:


                                  Net Sales                      Gross Profit                Long-lived Assets
                                  ---------                      ------------                -----------------
                             Three months ended               Three months ended                   As of
                                September 30,                    September 30,         September 30,       June 30,
                              2004           2003            2004            2003           2004           2004
                              ----           ----            ----            ----           ----           ----
United States                $44,671        $44,292          $6,707         $7,129         $1,900          $1,748
Germany                       14,873          8,796           4,009          1,702            570             585
Netherlands                    1,935          2,295             316            467            209             129
France                         2,486          2,195             298            370            109             119
Asia-Pacific                  16,855         14,759           2,268          2,502             79              73
                              ------         ------          ------         ------          -----           -----
Total                        $80,820        $72,337         $13,598        $12,170         $2,867          $2,654
                              ======         ======         =======        =======          =====           =====

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2004, the related consolidated statements of income for the three-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the three-month periods ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income
(loss), and cash flows for the year then ended (not presented herein); and in our report dated September 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2004, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in note 2 to the June 30, 2004 consolidated financial statements, Aceto Corporation and subsidiaries adopted the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" as of July 1, 2002.



                                                        /s/ KPMG LLP
Melville, New York
November 9, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad.

                          NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.


EXECUTIVE SUMMARY

We are a global distributor of chemically-derived pharmaceuticals, biopharmaceuticals, specialty chemicals, and agrochemicals. Our offices in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to global customer demands, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical, specialty chemicals and agrochemicals is never far away. We are able to offer our customers very competitive pricing, continuity of supply, and quality control. Our 57 years of experience, our reputation for reliability and stability, and our long-term relationships with our suppliers have fostered loyalty among our customers.

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including growth resulting from our launching four new active pharmaceutical ingredients (APIs) per year, entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our Agrochemicals segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe that new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as a reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business, given that entry of Eastern European countries into the European Union will result in their being subject to the same strict pharmaceutical regulations as their Western European counterparts.

We are reporting net sales of $80,820 for the quarter ended September 30, 2004, which represents an 11.7% increase over the $72,337 reported in the same period of the prior year. The strong sales caused our net income to increase to $3,375, or $0.21 per diluted share, which is 8.2% higher than the same period in fiscal 2004.

Our financial position as of September 30, 2004 remains strong, as we had cash of $30,926, working capital of $90,743, no long-term debt, and shareholders' equity of $104,239.

Our business is separated into four principal segments: Health Sciences, Chemicals & Colorants, Agrochemicals, and Institutional Sanitary Supplies & Other.

The Health Sciences segment is our largest and fastest growing segment in terms of both sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. APIs comprise about 70% of this segment's revenues. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

We have an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe, and we expect to launch a minimum of four per year. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. With the opening of our office in Poland in January 2004, we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as textiles, ink, paper and coatings, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, and the production of agrochemicals. Our sales of these products are predominantly in the United States and purchases are primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, is our most profitable in terms of gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, and other Agrochemicals, primarily in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R) is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets. We believe this will have a marginally positive effect on the gross margins contribution in this segment.

Aceto's main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Among our greatest strengths are our people and the ability they have to meet the individual needs of customers. Eighty-five of our approximately 260 employees have technical degrees and we have eighteen employees whose exclusive responsibility is regulatory compliance. This enables us to dispatch highly skilled professionals whenever they might be needed.

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

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three months ended September 30, 2004 and 2003. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

INVENTORIES

Inventories, which consist principally of finished goods, are stated at the lower of cost (first-in, first-out method) or market. We write down our inventories for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in the demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the amount of excess inventory quantities on-hand. Additionally, our estimates of future product demand may prove to be inaccurate, in which case we may have understated or overstated the write-down required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists, and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

As required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", we test goodwill and other intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, a third-party valuation firm is used, as necessary, to help us evaluate recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

The recoverability of long-lived assets aggregating $1,663 (including goodwill of $945) at September 30, 2004 in the Institutional Sanitary Supplies & Other segment is predicated on the market acceptance of the launch of new products. If the actual revenue and profit results of these product launches are less than anticipated, we may be required to record an impairment on the goodwill and/or other long-lived assets of this segment.

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

PENSION BENEFITS

In addition to our defined contribution plans in the United States, we sponsor pension plans outside the United States covering fourteen employees who meet eligibility requirements. Several statistical and other factors that attempt to estimate the probability and magnitude of future events are used in calculating the expense and liability related to the plans. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, within certain guidelines. In addition, our actuarial consultants also use subjective factors such as withdrawal and mortality rates to estimate these variables. The actuarial assumptions that we use may differ materially from actual results due to changing market and economic conditions, higher or lower withdrawal rates or longer or shorter life spans of participants, among other things. Differences from these assumptions may significantly affect the amount of pension expense and liability that we record.

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

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability will be recognized if and when we expect to recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Determination of the amount of the unrecognized U.S. income tax liability is not practical because of the complexities of the hypothetical calculation. In addition, foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003


                                                            NET SALES BY SEGMENT
                                                      Three months ended September 30,


                                                                                        Comparison 2004
                                          2004                    2003                 Over/(Under) 2003
                                          ----                    ----                 -----------------
                                                 % of                    % of            $             %
Segment                           Net sales     total     Net sales      total        change         change
-------                           ---------     -----     ---------      -----        ------         ------
Health Sciences                     $52,240     64.6%     $  45,007      62.2%       $  7,233         16.1%
Chemicals & Colorants                24,004     29.7         23,141      32.0             863          3.7
Agrochemicals                         3,115      3.9          2,789       3.9             326         11.7
Institutional Sanitary
  Supplies & Other                    1,461      1.8          1,400       1.9              61          4.4
                                      -----    -----         ------     -----          ------         ----


Net sales                           $80,820    100.0%     $  72,337     100.0%       $  8,483         11.7%
                                     ======    =====         ======     =====          ======         ====


                                                           GROSS PROFIT BY SEGMENT
                                                      Three months ended September 30,


                                                                                        Comparison 2004
                                          2004                    2003                 Over/(Under) 2003
                                          ----                    ----                 -----------------
                                                 % of                    % of            $             %
Segment                           Net sales     total     Net sales      total        change         change
-------                           ---------     -----     ---------      -----        ------         ------

Health Sciences                      $9,525     18.2%     $   8,594      19.1%       $    931         10.8%
Chemicals & Colorants                 3,761     15.7          3,453      14.9             308          8.9
Agrochemicals                           818     26.3            680      24.4             138         20.3
Institutional Sanitary
  Supplies & Other                      425     29.1            587      41.9            (162)       (27.6)
                                      -----    -----         ------     -----          ------         ----

Segment gross profit                 14,529     18.0         13,314      18.4           1,215          9.1

Freight and storage costs (1)          (931)    (1.2)        (1,144)     (1.6)            213         18.6
                                      -----    -----         ------     -----          ------         ----

Gross Profit                        $13,598     16.8%       $12,170      16.8%         $1,428         11.7%
                                     ======    =====         ======      ====           =====         ====


(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $8,483 or 11.7%, to $80,820 for the three months ended September 30, 2004 compared with $72,337 for the same period in the prior year. We reported particularly strong sales for the Health Sciences segment, as explained below. Net sales for the other three segments combined increased $1,250 or 4.6% for the three months ended September 30, 2004 as compared to the same period in the prior year.

HEALTH SCIENCES

Revenue for the Health Sciences segment rose to $52,240 for the three months ended September 30, 2004, which represented a 16.1% increase over last year's revenue of $45,007. Several factors contributed to the increase in revenue in the Health Sciences segment. A large portion of the increase resulted from improved sales in our European and Asian markets in addition to the newly acquired Pharma Waldhof business, which in total contributed to an increase in sales of $7,250. The European and Asian market increase was attributable to the introduction of several new products, strong follow-up sales of existing products, and a continued expansion of the distribution agreement with a major supplier, which has allowed for increased product sales and customer penetration in the current quarter. Included in the European and Asian revenue increases were follow-up shipments of several generic products launched outside the US market prior to this fiscal year which showed an increase of $1,931 over the same period last year. Domestically, sales of active pharmaceutical ingredients
(APIs) decreased by a net $1,398 caused by a drop in demand for select products and price erosion of the largest volume product shipped in the previous year. The net overall decrease in domestic APIs sales includes an increase for the re-launching of a broad based antibiotic amounting to $2,544. The pharmaceutical intermediates product line contributed to the segment's improvement with a $1,051 or 63% increase in sales over fiscal 2004. We believe sales of the pharmaceutical intermediates products will continue to outperform last year's pace for the remainder of fiscal 2005.

CHEMICALS & COLORANTS

Revenue for the Chemicals & Colorants segment was $24,004 for the three months ended September 30, 2004 compared to $23,141 for the same period in the prior year. This increase in revenue of $863 or 3.7% versus the same period in the prior year is primarily attributable to the steady introduction of the Chemical and Colorants products to our foreign subsidiaries product offerings. Our chemical business is diverse in terms of products, customers and consuming markets. This quarter was a further illustration of this diversity. One customer within our color pigment and pigment intermediate business purchased $959 less product in the first quarter of fiscal 2005. This loss was offset by increases in our polymer additives and coatings business of $968 and $656 respectively.

AGROCHEMICALS

First quarter 2005 sales for the Agrochemical segment increased to $3,115 an 11.7% increase over the same period in the prior year of $2,789. The increase in revenue in the Agrochemicals segment was attributable to higher volume for our highest volume product as well as sales generated from several new products in the current quarter. The Agrochemical segment sales trend for the first quarter should continue during the balance of fiscal 2005.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1,215 to $14,529 (18.0% of net sales) for the three months ended September 30, 2004 as compared to $13,314 (18.4% of net sales) for the same period in the prior year. The Health Sciences segment made the largest contribution to this increase as it accounted for $931 or 76.6% of the overall increase.

HEALTH SCIENCES

The Health Science gross profit for the three months ended September 30, 2004 was $9,525, a 10.8% increase over last year's first quarter gross profit of $8,594. The gross margin decreased to 18.2% in the first quarter of fiscal 2005 compared to last year's gross margin of 19.1%. Gross profit improvement in the Health Sciences segment was attributable to the various revenue factors as described above, namely an overall sales increase of $7,233. The gross margin decrease can be primarily attributed to the lower than normal API gross margins realized on the re-launched anti-biotic of 11%. Additionally, the pharmaceutical intermediate business realized a gross margin of 9.9% compared to last year's gross margin rate of 14.2%.

CHEMICALS & COLORANTS

Gross profits increased by $308 or 8.9% over the same period last year and the segment showed improved margins of 15.7% versus 14.9% for the same period last year. Contributions from categories such as food and beverages, miscellaneous intermediates, polymer additives and foundry and metals in addition to improved sales volume and margins in the European markets were the primary reasons for the improvements. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower than usual margins, along with an improvement in margins across other categories due to changes in product mix and, improved product pricing, in some cases. The future trends are difficult to predict as they depend on product mix and the introduction of new products.

AGROCHEMICALS

Gross margin for the Agrochemicals segment was 26.3% this quarter versus 24.4% for the same period last year. There were gross profit contributions resulting from a large increase in sales of one existing product, sales from several new products as well as a price increase on one product. We expect to continue to report increased gross margins for this segment compared to last fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $1,529 or 19.2% to $9,502 this quarter in comparison to $7,973 for the same period last year. As a percentage of sales, SG&A increased to 11.8% in the first quarter of fiscal 2005 versus 11.0% for the comparable period in fiscal 2004. SG&A increased primarily due to the inclusion of Pharma Waldhof ($673) which was acquired in December 2003, costs of new business development initiatives including personnel ($253), legal fees related to recent business agreements and ongoing litigation ($180), fees associated with the implementation of a new ERP system ($124), personnel and related costs for additional regulatory staffing ($66), compliance-related professional fees as mandated by the Sarbanes-Oxley legislation ($65), increased compensation costs ($295) and related fringe benefit costs ($71). These increases were offset by a decrease in the provision for bad debts of $135.

OPERATING INCOME

For the quarter ended September 30, 2004 operating income was $4,096 compared to $4,197 for the same period last year, a decrease of $101 or 2.4%. This decrease was due to the overall increase in gross profit of $1,428, with the main contribution of $931 coming from the Health Sciences segment, which was offset by higher SG&A expenses of $1,529.

INTEREST AND OTHER INCOME, NET

Interest and other income increased to $548 for the quarter ended September 30, 2004 as compared to $377 for the same period last year. The increase of $171 was attributable to an increase of $62 regarding a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China, higher interest income of $43 resulting from higher levels of cash and net gains on foreign currency of $34.

PROVISION FOR INCOME TAXES

The effective tax rate decreased to 27.0% from 31.5% for the same period last year. This decrease in the effective tax rate is due to proportionately higher earnings in jurisdictions with lower tax rates, primarily China.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At September 30, 2004, we had $30,926 in cash, $867 in short-term investments and $271 in short-term bank loans.

Our cash position at September 30, 2004 decreased $1,404 from the June 30, 2004 level. Operating activities used cash of $1,500, primarily from a net decrease caused by changes in assets and liabilities, partially offset by net income of $3,375.

Investing activities for the three months ended September 30, 2004 used cash of $368 primarily related to purchases of property and equipment.

Financing activities for the three months ended September 30, 2004 provided cash of $358 primarily as a result of borrowings of short-term bank loans of $271.

CREDIT FACILITIES

We have credit facilities with two European financial institutions. These facilities provide us with a line of credit of 14,500 Euros (approximately $17,880), as of September 30, 2004. We are not subject to any financial covenants under these arrangements.

In addition, we have a revolving credit facility with a financial institution which expires June 30, 2007 and provides for available credit of $10,000. At September 30, 2004, we had utilized $1,452 in letters of credit, leaving $8,548 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2004.

WORKING CAPITAL OUTLOOK

Working capital was $90,743 at September 30, 2004 versus $85,840 at June 30, 2004. The increase in working capital was primarily attributable to net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At September 30, 2004, we had no significant obligations for capital expenditures. At September 30, 2004, contractual cash obligations and other commercial commitments were as follows:


                                                                 Payments Due and/or
                                                                Amount of Commitment
                                                                Expiration Per Period
                                                                ---------------------


                                                      Less Than          1-3             4-5             After
                                        Total           1 Year          Years           Years           5 Years
                                        -----           ------          -----           -----           -------
Operating leases                       $8,797           $1,707         $ 3,137         $ 2,462         $ 1,491

Commercial letters of credit            1,452            1,452               -               -               -

Standby letters of credit                 131              131               -               -               -

Unconditional purchase
  obligations (a)                      14,517           14,517               -               -               -
                                       ------           ------           -----           -----           -----

Total                                $ 24,897         $ 17,807         $ 3,137         $ 2,462         $ 1,491
                                      =======          =======          ======          ======          ======

(a) As of September 30, 2004, we had outstanding purchase obligations totaling $14,517 with suppliers to our Germany, Netherlands and Singapore operations to acquire certain products for resale to customers.

Other significant commitments and contingencies included the following:

        (1) We had a liability of $2,195 as of September 30, 2004 for our non-qualified Supplemental Executive Retirement Plan. The related funds held by the grantor trust amounted to $1,453 as of September 30, 2004.

        (2) During November 2004, we expect to enter into an agreement to purchase approximately 1,300 gross square meters (whole number, not in thousands) of office space located in Shanghai, China. The purchase price is expected to be approximately $2,900 of which $1,750 will be paid upon execution of the agreement and the remainder will be paid in installments through March 2005.

        (3) We, together with our subsidiaries, are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know the impact the final resolution of these matters will have on our results of operations or liquidity in a particular reporting period. Our management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon our financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms which serve as our counsel on various corporate matters. During the three months ended September 30, 2004 and 2003, we incurred legal fees of $34 and $70, respectively, for services rendered to us by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the Financial Accounting Standards Board ("FASB") issued a proposed statement, "Share-Based Payment - An Amendment to Statement Nos. 123 and 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require, instead, that such transactions be accounted for using a fair value based method. In October 2004, the FASB delayed the effective date of this standard to be applied prospectively for interim or annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. We will continue to monitor the FASB's progress on the issuance of this proposed statement and its impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

MARKET PRICE RISK

Short-term investments at September 30, 2004 of $867, which consists solely of corporate securities and are recorded at fair value, have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $87 as of September 30, 2004. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2004, we had foreign currency contracts outstanding that had a notional amount of $2,014. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2004 was $120.

In addition, we also enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to September 30, 2004 was $(677). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in accumulated other comprehensive income (loss). On September 30, 2004, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Singapore dollar. The potential loss as of September 30, 2004, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $3,499. Actual results may differ.

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

The term "disclosure controls and procedures" refers to controls and other procedures that are designed to ensure that information that we are required to disclose in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

We are working closely with our corporate and securities lawyers to ensure that we remain in compliance with the Sarbanes-Oxley Act of 2002, the SEC regulations promulgated thereunder, and any related Nasdaq Stock Market rules.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits filed as part of this report are listed below.

        15.1 Letter of independent registered public accounting firm re: unaudited interim financial information

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




                                        ACETO CORPORATION


DATE    November 9, 2004                BY /s/ Douglas Roth
     -----------------------------         ----------------
                                           Douglas Roth, Chief Financial Officer

DATE    November 9, 2004                BY /s/ Leonard S. Schwartz
     -----------------------------         -----------------------
                                           Leonard S. Schwartz, Chairman,
                                           President and Chief Executive Officer