Form 10-Q
period 2004-12-31
ACETO CORP
filed 2005-02-09
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2004
                        Commission file number 000-04217


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No _____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __X__  No _____

The Registrant has 24,225,003 shares of common stock outstanding as of February 7, 2005.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

                                Table of Contents


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2004 (unaudited) and June 30, 2004

         Consolidated Statements of Income - Six Months
         Ended December 31, 2004 and 2003 (unaudited)

         Consolidated Statements of Income - Three Months
         Ended December 31, 2004 and 2003 (unaudited)

         Consolidated Statements of Cash Flows - Six Months
         Ended December 31, 2004 and 2003 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                          ACETO CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per-share amounts)


                                                                                      December 31,         June 30,
                                                                                          2004              2004
                                                                                          ----              ----
                                                                                      (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                                        $     27,139        $    32,330
     Short-term investments                                                                  4,311                888
     Receivables:
           Trade, less allowance for doubtful accounts (December, $1,079;
             June, $1,033)                                                                  47,826             53,084
           Other                                                                             2,073              1,504
                                                                                      ------------        -----------
                                                                                            49,899             54,588

     Inventory                                                                              50,148             41,784
     Prepaid expenses and other current assets                                               1,257              1,165
     Assets held for sale                                                                    2,656                  -
     Income taxes receivable                                                                     -                606
     Deferred income tax benefit, net                                                        1,841              1,613
                                                                                      ------------        -----------
                  Total current assets                                                     137,251            132,974

Long-term notes receivable                                                                     696                747

Property and equipment                                                                       8,817              7,044
Less accumulated depreciation and amortization                                               3,739              4,390
                                                                                      ------------        -----------
                                                                                             5,078              2,654

  Goodwill                                                                                   2,347              3,179
  Intangible assets, net                                                                     3,852              3,701
  Deferred income tax benefit, net                                                           3,443              4,579
  Other assets                                                                               2,517              1,863
                                                                                      ------------        -----------

  Total assets                                                                        $    155,184        $   149,697
                                                                                      ============        ===========


See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per-share amounts)


                                                                                      December 31,         June 30,
                                                                                          2004              2004
                                                                                          ----              ----
                                                                                      (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Drafts and acceptances payable                                                     $      3,486        $     4,610
   Accounts payable                                                                         26,604             31,292
   Note payable - related party                                                                500              1,000
   Accrued compensation                                                                      2,728              2,836
   Accrued environmental remediation                                                         1,246              1,326
   Other accrued expenses                                                                   10,587              6,070
   Liabilities relating to assets held for sale                                                434                  -
                                                                                      ------------        -----------
         Total current liabilities                                                          45,585             47,134

Long-term liabilities                                                                        2,714              2,140
Minority interest                                                                              131                157
                                                                                      ------------        -----------
         Total liabilities                                                                  48,430             49,431

Commitments and contingencies (Note 14)

Shareholders' equity:
   Common stock, $.01 par value (Note 7):
       (40,000 shares authorized; 25,644 shares issued;
       24,220 and 24,118 shares outstanding at
       December 31, 2004 and June 30, 2004, respectively)                                      256                256
   Capital in excess of par value                                                           57,245             57,111
   Retained earnings                                                                        59,998             56,490
   Treasury stock, at cost:
       (1,424 and 1,526 shares at December
        31, 2004 and June 30, 2004, respectively)                                          (14,118)           (15,135)
   Accumulated other comprehensive income                                                    3,373              1,544
                                                                                      ------------        -----------

         Total shareholders' equity                                                        106,754            100,266
                                                                                      ------------        -----------

Total liabilities and shareholders' equity                                            $    155,184        $   149,697
                                                                                      ============        ===========


See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)
                                       (in thousands, except per-share amounts)


                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                          2004               2003
                                                                                          ----               ----
Net sales                                                                             $    155,167        $   138,890
Cost of sales                                                                              128,996            114,986
                                                                                      ------------        -----------
   Gross profit                                                                             26,171             23,904

Selling, general and administrative expenses                                                18,380             15,672
                                                                                      ------------        -----------
   Operating income                                                                          7,791               8,232

Other income (expense):
   Interest expense                                                                            (40)               (68)
   Interest and other income, net                                                              855                888
                                                                                      ------------        -----------
                                                                                               815                820
                                                                                      ------------        -----------

Income from continuing operations before income taxes                                        8,606              9,052
Provision for income taxes                                                                   2,467              2,717
                                                                                      ------------        -----------
Income from continuing operations                                                            6,139              6,335
Loss from discontinued operations, net of income taxes (Note 3)                               (811)              (253)
                                                                                      ------------        -----------
Net income                                                                            $      5,328        $     6,082
                                                                                      ============        ===========

Basic income per common share (a):
   Income from continuing operations                                                  $       0.25        $      0.27
   Loss from discontinued operations                                                  $      (0.03)       $     (0.01)
    Net income                                                                        $       0.22        $      0.26

Diluted income per common share (a):
   Income from continuing operations                                                  $       0.25        $      0.26
   Loss from discontinued operations                                                  $      (0.03)       $     (0.01)
    Net income                                                                        $       0.22        $      0.25

Weighted average shares outstanding (a):
   Basic                                                                                    24,145             23,732
   Diluted                                                                                  24,690             24,353


(a)  The number of shares outstanding and the per-share information have been adjusted for a 3-for-2 stock split effected in the form of a dividend, paid January 10, 2005.

See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                                      (unaudited)
                                       (in thousands, except per-share amounts)


                                                                                             Three Months Ended
                                                                                               December 31,
                                                                                          2004               2003
                                                                                          ----               ----
Net sales                                                                             $     75,808        $    67,954
Cost of sales                                                                               62,810             55,632
                                                                                      ------------        -----------
   Gross profit                                                                             12,998             12,322

Selling, general and administrative expenses                                                 9,565              8,380
                                                                                      ------------        -----------
   Operating income                                                                          3,433              3,942

Other income (expense):
   Interest expense                                                                            (20)               (48)
   Interest and other income, net                                                              306                511
                                                                                      ------------        -----------
                                                                                               286                463
                                                                                      ------------        -----------

Income from continuing operations before income taxes                                        3,719              4,405
Provision for income taxes                                                                   1,218              1,245
                                                                                      ------------        -----------
Income from continuing operations                                                            2,501              3,160
Loss from discontinued operations, net of income taxes (Note 3)                               (548)              (197)
                                                                                      ------------        -----------
Net income                                                                            $      1,953        $     2,963
                                                                                      ============        ===========

Basic income per common share (a):
   Income from continuing operations                                                  $       0.10        $      0.13
   Loss from discontinued operations                                                  $      (0.02)       $     (0.01)
    Net income                                                                        $       0.08        $      0.12

Diluted income per common share (a):
    Income from continuing operations                                                 $       0.10        $      0.13
    Loss from discontinued operations                                                 $      (0.02)       $     (0.01)
    Net income                                                                        $       0.08        $      0.12

Weighted average shares outstanding (a):
   Basic                                                                                    24,163             23,783
   Diluted                                                                                  24,722             24,314


(a)  The number of shares outstanding and the per-share information have been adjusted for a 3-for-2 stock split, effected in the form of a dividend, paid January 10, 2005.

See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (unaudited)
                                                    (in thousands)


                                                                                              Six Months Ended
                                                                                                December 31,
                                                                                          2004               2003
                                                                                          ----               ----
Operating activities:
   Net income                                                                         $      5,328        $     6,082
   Loss from discontinued operations                                                           811                  -
                                                                                      ------------        -----------
   Net income from continuing operations                                                     6,139              6,082
   Adjustments to reconcile net income to net cash provided
       by continuing operations:
         Depreciation and amortization                                                         647                490
         Provision for doubtful accounts                                                       230                112
         Non-cash stock compensation                                                            90                126
         Deferred income taxes                                                                 908                  -
         Income tax benefit on exercise of stock options                                       215                948
         Changes in assets and liabilities:
           Investments - trading securities                                                    (53)              (117)
           Trade accounts receivable                                                         5,970             (1,641)
           Other receivables                                                                  (495)              (198)
           Inventory                                                                        (8,210)             2,995
           Prepaid expenses and other current assets                                          (131)              (331)
           Other assets                                                                       (739)               105
           Drafts and acceptances payable                                                   (1,235)               302
           Accounts payable                                                                 (5,004)             4,855
           Accrued compensation                                                                 (7)              (224)
           Accrued environmental remediation                                                   (80)                 -
           Income taxes receivable                                                             606              1,885
           Other accrued expenses and long-term liabilities                                  1,894             (1,042)
                                                                                      ------------        -----------
Net cash provided by operating activities                                                      745             14,347
                                                                                      ------------        -----------

Investing activities:
     Purchases of investments                                                               (3,718)            (2,708)
     Sales of investments                                                                      348                  -
     Payments received on notes receivable                                                      42                228
     Purchases of property and equipment                                                    (3,347)              (330)
                                                                                      ------------        -----------
Net cash used in investing activities                                                       (6,675)            (2,810)
                                                                                      ------------        -----------

Financing activities:
     Proceeds from exercise of stock options                                                   856              1,945
     Payment of note payable - related party                                                  (500)                 -
     Payments of short-term bank loans                                                           -             (2,284)
                                                                                      ------------        -----------
     Net cash provided by (used in) financing activities                                       356               (339)
                                                                                      ------------        -----------

Net cash used in discontinued operations                                                      (146)                 -
                                                                                      ------------        -----------
Effect of exchange rate changes on cash                                                        529                466
                                                                                      ------------        -----------

Net (decrease) increase in cash                                                             (5,191)            11,664
Cash at beginning of period                                                                 32,330             20,263
                                                                                      ------------        -----------
Cash at end of period                                                                 $     27,139        $    31,927
                                                                                      ============        ===========


See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)
                    (in thousands, except per-share amounts)

(1)     BASIS OF PRESENTATION

The consolidated financial statements of Aceto Corporation and subsidiaries (the "Company") included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented. Interim results are not necessarily indicative of results that may be achieved for the full year.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; pension benefits; income taxes; and environmental matters and other contingencies.

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

(2)     STOCK-BASED COMPENSATION

The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

                                             Six months ended             Three months ended
                                               December 31,                  December 31,
                                            2004           2003          2004          2003
                                            ----           ----          ----          ----
Net income - as reported                   $5,328         $6,082        $1,953        $2,963
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax
     effects                                (4,279)          (534)         (402)         (278)
                                           -------          -----         -----         -----

Net income - pro forma                     $ 1,049         $5,548        $1,551        $2,685

Net income per share:
     Basic - as reported                   $  0.22         $ 0.26        $ 0.08        $ 0.12
     Basic - pro forma                     $  0.04         $ 0.23        $ 0.06        $ 0.11

     Diluted - as reported                 $  0.22         $ 0.25        $ 0.08        $ 0.12
     Diluted - pro forma                   $  0.04         $ 0.23        $ 0.06        $ 0.11

Stock-based employee compensation expense under the fair value method for the six months ended December 31, 2004 includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as those options were vested as of their date of grant.

(3)     ASSETS HELD FOR SALE

On December 31, 2004, the Company committed to a plan to divest its non-core Institutional Sanitary Supplies ("ISS") segment. The Company decided to sell its ISS segment to focus on its core segments and its new patent-pending landfill odor-control product. The Company anticipates that a sale of the ISS segment will be completed within a year.

Assets held for sale of the disposal group included in the accompanying consolidated balance sheet as of December 31, 2004 consist of current assets (primarily accounts receivable and inventory) of $1,752, property and equipment of $682, and goodwill of $222. Liabilities related to the assets held for sale consist of accounts payable and accrued expenses of $434 in the accompanying consolidated balance sheet as of December 31, 2004.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the ISS segment have been recorded as discontinued operations in the accompanying consolidated statements of income. Revenues from discontinued operations were $2,745 and $2,648 for the six months ended December 31, 2004 and 2003, respectively, and $1,285 and $1,248 for the three months ended December 31, 2004 and 2003, respectively. The loss from operations of the discontinued business was $363 (net of income taxes of $222) and $253 (net of income taxes of $169) for the six months ended December 31, 2004 and 2003, respectively, and $100 (net of income taxes of $61) and $197 (net of income taxes of $132) for the three months ended December 31, 2004 and 2003, respectively. In addition, the loss from discontinued operations includes a non-cash write-down to goodwill of $448 (net of income taxes of $275) in December 2004.

The presentation in the consolidated statements of income for the three and six months ended December 31, 2003 have been reclassified to reflect the discontinued operations. The consolidated balance sheet as of June 30, 2004 and the statement of cash flows for the six months ended December 31, 2003 have not been reclassified to reflect the discontinued operations.

(4)     BUSINESS ACQUISITIONS

On December 31, 2003, the Company, through its wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), acquired from Corange Deutschland Holding GmbH ("Corange"), all of the capital stock of Pharma

Waldhof Beteiligungs GmbH ("Pharma Waldhof"), and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

The following unaudited pro forma financial information presents a summary of the Company's consolidated results of continuing operations for the six and three months ended December 31, 2003, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003:

                                   Six months ended        Three months ended
                                     December 31,             December 31,
                                         2003                     2003
                                         ----                     ----
   Net sales                           $143,444                 $ 70,147
   Net income                          $  7,359                 $  3,553

   Net income per common share:
        Basic                          $   0.31                 $   0.15
        Diluted                        $   0.30                 $   0.15

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

(5)     SHORT-TERM INVESTMENTS

Short-term investments at December 31, 2004 consist of governmental agency securities of $2,506, corporate bonds of $1,212 and corporate equity securities of $593. The governmental agency securities and corporate bonds are classified as available for sale. The corporate equity securities are classified as trading securities. The difference between the fair value of the available for sale investments and cost at December 31, 2004 was insignificant.

(6)     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2,347 and $2,234 as of December 31, 2004 and June 30, 2004 relates to the Health Sciences segment. Goodwill at June 30, 2004 also includes $945 related to the discontinued ISS segment, which was written down to its fair value of $222 in December 2004 and is included in assets held for sale at December 31, 2004.

Intangible assets subject to amortization as of December 31, 2004 and June 30, 2004 were as follows:

                             Gross Carrying     Accumulated         Net Book
                                 Value          Amortization          Value
                                 -----          ------------          -----
   DECEMBER 31, 2004

   Customer relationships        $2,995            $  428            $2,567
   Customer lists                   600               450               150
   Non-compete agreements           670               470               200
                                 ------            ------            ------
                                 $4,265            $1,348            $2,917
                                 ======            ======            ======

   JUNE 30, 2004

   Customer relationships        $2,644            $  189            $2,455
   Customer lists                   600               390               210
   Non-compete agreements           643               442               201
                                 ------            ------            ------
                                 $3,887            $1,021            $2,866
                                 ======            ======            ======

Amortization expense for intangible assets subject to amortization amounted to $327 and $111 for the six months ended December 31, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended December 31 are as follows:
2005: $598; 2006: $508; 2007: $478; 2008: $478; 2009: $428; 2010: $427.

As of December 31, 2004 and June 30, 2004, the Company also had $935 and $835, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

The changes in the Health Sciences segment's goodwill and the gross carrying value of intangible assets is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(7)     STOCKHOLDERS' EQUITY

On December 2, 2004, the Company's board of directors declared a 3-for-2 stock split effected in the form of a dividend and a cash dividend of $0.15 per share, to be paid semi-annually. The stock split and semi-annual cash dividend of $0.075 were paid January 10, 2005, to shareholders of record on December 24, 2004. The amount paid for the cash dividend of $1,820 was included in other accrued expenses at December 31, 2004. The Company transferred $80 to common stock from capital in excess of par value, representing the aggregate par value of the 8,073 shares issued for the stock split. All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock split for all periods presented.

(8)     NET INCOME PER COMMON SHARE

A reconciliation of the numerators and denominators of the basic and diluted income per common share follows:

                                                     Six months ended           Three months ended
                                                       December 31,                December 31,
                                                   2004            2003        2004            2003
                                                   ----            ----        ----            ----
Income from continuing operations                $  6,139        $  6,335    $  2,501        $  3,160
Loss from discontinued operations                    (811)           (253)       (548)           (197)
                                                 --------        --------    --------        --------

Net income                                       $  5,328        $  6,082    $  1,953        $  2,963
                                                 ========        ========    ========        ========

Weighted average common shares outstanding         24,145          23,732      24,163          23,783
(basic) (a)
Effect of dilutive securities:
   Stock options (a)                                  545             621         559             531
                                                 --------        --------    --------        --------
Weighted average common and potential
 common shares outstanding (diluted) (a)           24,690          24,353      24,722          24,314
                                                 ========        ========    ========        ========

Basic income per common share (a):
   Income from continuing operations             $   0.25        $   0.27    $   0.10        $   0.13
   Loss from discontinued operations             $  (0.03)       $  (0.01)   $  (0.02)       $  (0.01)
                                                 --------        --------    --------        --------
   Net income                                    $   0.22        $   0.26    $   0.08        $   0.12
                                                 ========        ========    ========        ========

Diluted income per common share (a):
    Income from continuing operations            $   0.25        $   0.26    $   0.10        $   0.13
    Loss from discontinued operations            $  (0.03)       $  (0.01)   $  (0.02)       $  (0.01)
                                                 --------        --------    --------        --------
    Net income                                   $   0.22        $   0.25    $   0.08        $   0.12
                                                 ========        ========    ========        ========

(a) Share and per share information have been adjusted for a 3-for-2 stock split effected in the form of a dividend, paid January 10, 2005.

There were no employee stock options outstanding at December 31, 2004 that were not included in the diluted income per common share calculation because their effect would have been anti-dilutive.

(9)     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                           Six months ended             Three months ended
                                             December 31,                  December 31,
                                         2004            2003          2004           2003
                                         ----            ----          ----           ----
Comprehensive income:
    Net income                          $5,328          $6,082        $1,953          $2,963
    Foreign currency translation
       adjustment                        3,028             922         2,569             765
    Unrealized loss on forward
       currency contracts                  (87)              -          (207)              -
    Change in fair value of cross
       currency interest rate swaps     (1,112)            (30)         (944)             58
                                        ------          ------        ------          ------
Total                                   $7,157          $6,974        $3,371          $3,786
                                        ======          ======        ======          ======

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

(10)    DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $908 during the six months ended December 31, 2004 related to the reduction of taxes payable by $1,183 due to the utilization of foreign net operating loss carryforwards, partially offset by a $275 deferred tax asset established for the write-down of goodwill.

(11)    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the six months ended December 31, 2004 and 2003 were as follows:

                                          2004                2003
                                          ----                ----
   Interest                             $     31            $     70
   Income taxes                              929               1,327

The semi-annual cash dividend of $0.075 paid January 10, 2005, to shareholders of record on December 24, 2004 of $1,820 was included in other accrued expenses at December 31, 2004.

(12)    BENEFIT PLANS

To comply with the requirements of the recently enacted American Jobs Creation Act of 2004, as of December 31, 2004, the Company has frozen its non-qualified Supplemental Executive Retirement Plan and will not permit further deferrals and contributions to this plan for compensation earned after December 31, 2004. All of the earned benefits of the participants in this plan as of December 31, 2004 will be preserved under the existing plan provisions. The Company intends to establish a similar plan in compliance with the American Jobs Creation Act.

(13)    RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the six months ended December 31, 2004 and 2003, the Company incurred legal fees of

$57 and $97, respectively, for services rendered to the Company by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

(14)    COMMITMENTS AND CONTINGENCIES AND SHORT-TERM BORROWINGS

As of December 31, 2004, the Company had outstanding purchase obligations totaling $16,315 with suppliers to the Company's Germany, Netherlands and Singapore operations to acquire certain products for resale to third party customers.

During November 2004, the Company purchased ten separate units, comprising an entire floor of office space, aggregating approximately 1,300 gross square meters (whole number, not in thousands) located in Shanghai, China. The aggregate purchase price was approximately $2,900, of which $2,616 has been paid at December 31, 2004.

The Company and its subsidiaries are subject to various claims that have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations or liquidity in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial condition or liquidity.

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $2,590 and $1,161 as of December 31, 2004 and June 30, 2004, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

(15)    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair value based method. This statement is effective for interim or annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. The Company has not yet determined the transition method it expects to select in adopting the provisions of FASB Statement No. 123R. See Note 2 "Stock-Based Compensation" for pro-forma information if the Company had elected to adopt the requirements of the previously issued SFAS 123.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, although the FASB recently issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act, uncertainty remains and further U.S. Treasury guidance is anticipated. The Company is evaluating the repatriation provision of this law to determine whether, and to what extent, it might repatriate extraordinary dividends, as defined in this law. Accordingly, it can not reasonably estimate the amounts, if any, of undistributed earnings that may be repatriated. The Company expects to complete its evaluation within a reasonable amount of time after additional U.S. Treasury guidance is published.

(16)    SEGMENT INFORMATION

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

        o Institutional Sanitary Supplies & Other - products include cleaning solutions, fragrances, and deodorants for commercial and industrial customers. On December 31, 2004, management committed to a plan to sell this segment. Accordingly, the results of this segment are included in discontinued operations in the accompanying consolidated statements of income.

The Company does not allocate assets by segment. The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Six months ended December 31, 2004 and 2003 for continuing operations:

                                  Health      Chemicals &                    Consolidated
                                 Sciences      Colorants     Agrochemicals      Totals
                                 --------      ---------     -------------      ------
2004
----
Net sales                         $97,622       $48,548          $8,997        $155,167
Gross profit                       17,643         7,653           2,791          28,087
Unallocated cost of sales (1)                                                    (1,916)
                                                                               --------
Net gross profit                                                               $ 26,171

2003
----
Net sales                         $87,076       $44,188          $7,626        $138,890
Gross profit                       16,053         7,176           2,582          25,811
Unallocated cost of sales (1)                                                    (1,907)
                                                                               --------
Net gross profit                                                               $ 23,904

Three months ended December 31, 2004 and 2003 for continuing operations:


                                  Health      Chemicals &                    Consolidated
                                 Sciences      Colorants     Agrochemicals      Totals
                                 --------      ---------     -------------      ------
2004
----
Net sales                         $45,384       $24,542          $5,882        $ 75,808
Gross profit                        8,118         3,892           1,973          13,983
Unallocated cost of sales (1)                                                      (985)
                                                                               ---------
Net gross profit                                                               $ 12,998

2003
----
Net sales                         $42,070       $21,047          $4,837        $ 67,954
Gross profit                        7,459         3,723           1,902          13,084
Unallocated cost of sales (1)                                                      (762)
                                                                               --------
Net gross profit                                                               $ 12,322

(1) Certain freight and storage costs are not allocated to the segments as such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available.

Net sales and gross profit by location for the six months ended December 31, 2004 and 2003 and long-lived assets by location as of December 31, 2004 and June 30, 2004 for continuing operations were as follows:

                                    Net Sales                     Gross Profit                Long-lived Assets
                                    ---------                     ------------                -----------------
                                Six months ended                Six months ended                    As of
                                  December 31,                    December 31,           December 31,     June 30,
                              2004           2003             2004           2003           2004            2004
                              ----           ----             ----           ----           ----            ----
United States               $ 85,512       $ 82,335         $ 13,077       $ 14,529        $  1,197       $  1,748
Germany                       31,658         20,342            7,685          3,619             665            585
Netherlands                    4,010          4,678              935            846             398            129
France                         5,414          4,659              718            744             113            119
Asia-Pacific                  28,573         26,876            3,756          4,166           2,705             73
                            --------       --------         --------       --------        --------       --------
Total                       $155,167       $138,890         $ 26,171       $ 23,904        $  5,078       $  2,654
                            ========       ========         ========       ========        ========       ========

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2004, the related consolidated statements of income for the three-month and six-month periods ended December 31, 2004 and 2003, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management.

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


Melville, New York
February 8, 2005

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military actions in the world, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad.

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

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including growth resulting from our launching new active pharmaceutical ingredients (APIs), entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our Agrochemicals segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe that new product launches and product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as a reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business, given that entry of Eastern European countries into the European Union will result in them being subject to the same strict pharmaceutical regulations as their Western European counterparts.

We are reporting net sales of $155,167 for the six months ended December 31, 2004, which represents an 11.7% increase over the $138,890 reported in the same period in fiscal 2004. Our income from continuing operations of $6,139, or $0.25 per diluted share was slightly lower than the same period in fiscal 2004.

Our financial position as of December 31, 2004 remains strong, as we had cash of $27,139, working capital of $91,666, no long-term debt, and shareholders' equity of $106,754.

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

We have an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. With the opening of our office in Poland in January 2004, we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as textiles, ink, paper and coatings, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, and the production of agrochemicals. Our sales of these products are predominantly in the United States and purchases are primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, provides the highest gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, and other Agrochemicals, primarily in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R) is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets. We believe this will have a marginally positive effect on the gross margins contribution in this segment.

On December 31, 2004, we committed to a plan to divest our non-core Institutional Sanitary Supplies Segment. A sale will enable us to focus on our core segments as well as our new patent-pending landfill odor-control product, Landfill Odorend, which will be integrated into the Chemicals & Colorants segment.

Aceto's main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Among our greatest strengths are our people and their ability to meet the individual needs of customers. Eighty-five of our approximately 260 employees have technical degrees and we have eighteen employees whose exclusive responsibility is regulatory compliance. This enables us to dispatch highly skilled professionals whenever they might be needed.

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

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the six-month and three-month periods ended December 31, 2004 and 2003. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers. Sales incentives consist primarily of volume incentive rebates. We record such volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

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

As required by Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, there are many assumptions and estimates used that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we use, as necessary, a third-party valuation firm to help us evaluate recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

Net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

                                                             NET SALES BY SEGMENT
                                                        Six months ended December 31,

                                                                                        Comparison 2004
                                          2004                    2003                 Over/(Under) 2003
                                          ----                    ----                 -----------------
                                                 % of                    % of            $             %
Segment                           Net sales     total     Net sales      total        change         change
-------                           ---------     -----     ---------      -----        ------         ------
Health Sciences                   $  97,622      62.9%    $  87,076       62.7%      $  10,546          12.1%
Chemicals & Colorants                48,548      31.3        44,188       31.8           4,360           9.9
Agrochemicals                         8,997       5.8         7,626        5.5           1,371          18.0
                                  ---------     -----     ---------      -----       ---------      ---------

Net sales                         $ 155,167     100.0%    $ 138,890      100.0%      $  16,277          11.7%
                                  =========     =====     =========      =====       =========      =========


                                                           GROSS PROFIT BY SEGMENT
                                                        Six months ended December 31,

                                                                                        Comparison 2004
                                          2004                    2003                 OVER/(UNDER) 2003
                                          ----                    ----                 -----------------
                                    Gross      % of         Gross       % of            $             %
Segment                             Profit     Sales        Profit      Sales        Change         Change
-------                             ------     -----        ------      -----        ------         ------

Health Sciences                    $17,643     18.1%       $16,053      18.4%        $ 1,590          9.9%
Chemicals & Colorants                7,653     15.8          7,176      16.2             477          6.6
Agrochemicals                        2,791     31.0          2,582      33.9             209          8.1
                                   -------    -------      -------    -------        -------        -------

Segment gross profit                28,087     18.1         25,811      18.6           2,276          8.8

Freight and storage costs (1)       (1,916)    (1.2)        (1,907)     (1.4)             (9)        (0.5)
                                   -------    -------      -------    -------        -------        -------
Gross profit                       $26,171     16.9%       $23,904      17.2%        $ 2,267          9.5%
                                   =======    =======      =======    =======        =======        =======

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $16,277 or 11.7%, to $155,167 for the six months ended December 31, 2004 compared with $138,890 for the same period in the prior year. We reported sales increases in all three segments as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased by $10,546 for the six months ended December 31, 2004 to $97,622, which represented a 12.1% increase over last year's net sales of $87,076. Several factors contributed to the increase in net sales in the Health Sciences segment. Virtually all of the increase resulted from improved sales in our European and Asian markets in addition to the newly acquired Pharma Waldhof business, all of which contributed to an increase in sales of $10,536. The European and Asian market increase was attributable to the introduction of several new products and strong follow-up sales of existing products. Included in the European and Asian net sales increases were follow-up shipments of several generic products launched outside the U.S. market prior to this fiscal year that showed an increase in net sales of $1,856 over the same period last year. Domestically, API and nutritional sales decreases of $1,818 and $740 respectively were substantially offset by an increase in pharmaceutical intermediates net sales of $2,463.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment was $48,548 for the six months ended December 31, 2004 compared to $44,188 for the same period in the prior year. This increase in net sales of $4,360 or 9.9% versus the same period in the prior year is partially attributable to the steady introduction of the products to our foreign subsidiaries product offerings. Our foreign subsidiaries' increased their sales of Chemicals & Colorants for the six months ended December 31, 2004 by $2,564. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color pigment and pigment intermediate business purchased $1,975 less product in the first six months of fiscal 2005. This reduction was more than offset by increases in sales of our industrial chemical offerings of $3,987 over the same period last year. We expect a similar trend to continue in the short-term as the U.S. economy recovers.

AGROCHEMICALS

Net sales for the Agrochemical segment increased to $8,997 for the six months ended December 31, 2004, an 18.0% increase over the same period in the prior year of $7,626. The increase in net sales was attributable to higher sales of our highest volume product as well as sales generated from several new products. The Agrochemical segment sales trend for the six months should continue during the balance of fiscal 2005.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $2,276 to $28,087 (18.1% of net sales) for the six months ended December 31, 2004 as compared to $25,811 (18.6% of net sales) for the same period in the prior year. The Health Sciences segment made the largest contribution to this increase as it accounted for $1,590 or 69.9% of the overall increase.

HEALTH SCIENCES

The Health Sciences gross profit for the six months ended December 31, 2004 was $17,643, a 9.9% increase over last year's gross profit of $16,053 for the same period. The gross margin decreased slightly to 18.1% compared to last year's gross margin of 18.4%. Gross profit improvement in the Health Sciences segment was attributable to the various revenue factors as described above, namely an overall sales increase of $10,546 primarily from foreign subsidiaries, including Pharma Waldhof, which has higher margins. The domestic gross margin decrease can be primarily attributed to the lower than normal API gross margins realized on a re-launched anti-biotic of 10% and a product mix shift to pharmaceutical intermediates which contribute lower margins than API's. Additionally, two of our larger previously launched API's in Europe and Asia have experienced normal pricing pressures for a more mature product.

CHEMICALS & COLORANTS

Gross profits increased by $477 or 6.6% over the same period last year. Last year's gross profit included a favorable adjustment of $450 due to a reversal of a reserve for the estimated loss of a purchase contract. Excluding this adjustment, the gross profit would have increased by $927 or 13.8%. The segment would have shown improved margins of 15.8% versus 15.2% for the same period last year excluding the adjustment. Contributions from categories such as food and beverages, miscellaneous intermediates, polymer additives and coatings in addition to improved sales volume and margins in the European markets were the primary reasons for the improvements. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower than usual margins, along with an improvement in margins across other categories due to changes in product mix and, in some cases, improved product pricing.

AGROCHEMICALS

Gross profit for the Agrochemicals segment increased to $2,791 for the six months ended December 31, 2004 versus $2,582 for the same period last year, an increase of 8.1%. The increased gross profit contributions resulted from a large increase in sales of one existing product, sales from several new products as well as a price increase in one product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $2,708 or 17.3% to $18,380 for the six months ended December 31, 2004 in comparison to $15,672 for the same period last year. As a percentage of sales, SG&A increased to 11.8% versus 11.3% for the comparable period in fiscal 2004. SG&A increased primarily due to the inclusion of Pharma Waldhof expenses of $1,247 which was acquired in December 2003, costs of $515 for new business development initiatives including personnel, fees associated with the planning and pre-implementation efforts of a new ERP system of $230 and increased compensation and related fringe benefit costs of $763.

OPERATING INCOME

For the six months ended December 31, 2004 operating income was $7,791 compared to $8,232 for the same period last year, a decrease of $441 or 5.4%. This decrease was due to higher SG&A expenses of $2,708, partially offset by the overall increase in gross profit of $2,267, with the main contribution of $1,590 coming from the Health Sciences segment.

INTEREST AND OTHER INCOME, NET

Interest and other income decreased to $855 for the six months ended December 31, 2004 as compared to $888 for the same period last year. The decrease of $33 was attributable to a reduced unrealized gain on foreign currency of $115 partially offset by higher interest income of $20 resulting from higher returns on short-term investment and an increase of $62 regarding a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China.

PROVISION FOR INCOME TAXES

The effective tax rate decreased to 28.7% from 30.0% for the same period last year. This decrease in the effective tax rate is due to proportionately higher earnings in jurisdictions with lower tax rates, primarily China.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $811 and $253 for the six months ended December 31, 2004 and 2003, respectively. The net loss from discontinued operations for the six months ended December 31, 2004 includes a non-cash write-down of goodwill of $448.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

                                                             NET SALES BY SEGMENT
                                                       Three months ended December 31,

                                                                                        Comparison 2004
                                          2004                    2003                 Over/(Under) 2003
                                          ----                    ----                 -----------------
                                                 % of                    % of            $             %
Segment                           Net sales     total     Net sales      total        change         change
-------                           ---------     -----     ---------      -----        ------         ------

Health Sciences                   $  45,384      59.8%    $  42,070       61.9%      $   3,314           7.9%
Chemicals & Colorants                24,542      32.4        21,047       31.0           3,495          16.6
Agrochemicals                         5,882       7.8         4,837        7.1           1,045          21.6
                                  ---------     -----     ---------      -----       ---------      ---------

Net sales                         $  75,808     100.0%    $  67,954      100.0%      $   7,854          11.6%
                                  =========     =====     =========      =====       =========      =========


                                                           GROSS PROFIT BY SEGMENT
                                                       Three months ended December 31,

                                                                                        Comparison 2004
                                          2004                    2003                 OVER/(UNDER) 2003
                                          ----                    ----                 -----------------
                                    Gross      % of         Gross       % of            $             %
Segment                             Profit     Sales        Profit      Sales        Change         Change
-------                             ------     -----        ------      -----        ------         ------

Health Sciences                   $   8,118      17.9%    $   7,459       17.7%      $     659           8.8%
Chemicals & Colorants                 3,892      15.9         3,723       17.7             169           4.5
Agrochemicals                         1,973      33.5         1,902       39.3              71           3.7
                                  ---------     -----     ---------      -----       ---------      ---------
Segment gross profit                 13,983      18.4        13,084       19.2             899           6.9

Freight and storage costs (1)          (985)     (1.3)         (762)      (1.1)           (223)         29.3
                                  ---------     -----     ---------      -----       ---------      ---------
Gross profit                      $  12,998      17.1%    $  12,322       18.1%      $     676           5.5%
                                  =========     =====     =========      =====       =========      =========

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $7,854 or 11.6%, to $75,808 for the three months ended December 31, 2004 compared with $67,954 for the same period in the prior year. We reported sales increases for all three segments as compared to the same period last year.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased to $45,384 for the three months ended December 31, 2004, which represented a 7.9% increase over last year's net sales of $42,070. Several factors contributed to the increase in net sales in the Health Sciences segment. A large portion of the increase resulted from improved sales in our European and Asian markets in addition to the newly acquired Pharma Waldhof business, all of which contributed to an increase in sales of $3,286. The European and Asian market increase was attributable to the introduction of several new products and follow-up sales of existing products. Domestically, sales of active pharmaceutical ingredients (APIs) and nutritionals decreased by a net $1,481 caused by a drop in demand for select products and price erosion of the largest volume product shipped in the previous year. The net overall decrease in domestic APIs sales includes an increase in sales for the re-launching of a broad based antibiotic amounting to $1,133. The pharmaceutical intermediates product line contributed to the segment's improvement with a $1,412 or 85.8% increase in sales over fiscal 2004. We believe sales of the pharmaceutical intermediates products will continue to outperform last year's pace for the remainder of fiscal 2005.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment was $24,542 for the three months ended December 31, 2004 compared to $21,047 for the same period in the prior year. This increase in net sales of $3,495 or 16.6% versus the same period in the prior year is partially attributable to the steady introduction of the Chemical and Colorants products to our foreign subsidiaries product offerings of $1,710. Our chemical business is diverse in terms of products, customers and consuming markets. This quarter was a further illustration of this diversity. One customer within our color pigment and pigment intermediate business purchased $1,015 less product in the second quarter of fiscal 2005. This reduction was more than offset by increases in sales of industrial chemicals of $1,944, agricultural intermediates of $559 and dye intermediates of $464.

AGROCHEMICALS

Net sales for the Agrochemicals segment increased to $5,882 for the three months ended December 31, 2004, a 21.6% increase over the same period in the prior year of $4,837. The increase in net sales in the Agrochemicals segment was attributable to higher sales of our highest volume product as well as sales generated from several new products in the current quarter. The Agrochemical segment sales trend should continue during the balance of fiscal 2005.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $899 to $13,983 (18.4% of net sales) for the three months ended December 31, 2004 as compared to $13,084 (19.2% of net sales) for the same period in the prior year. The Health Sciences segment made the largest contribution to this increase as it accounted for $659 or 73.3% of the overall increase.

HEALTH SCIENCES

The Health Sciences gross profit for the three months ended December 31, 2004 was $8,118, an 8.8% increase over last year's first quarter gross profit of $7,459. The gross margin increased to 17.9% in the second quarter of fiscal 2005 compared to last year's second quarter gross margin of 17.7%. Gross profit improvement in the Health Sciences segment was attributable to the various revenue factors as described above, namely an overall sales increase of $3,314. Gross margins for the European and Asia markets increased from 14.4% to 18.6%, much of which was due to the strong margins of our Pharma Waldhof business. Gross margins in the USA slipped from 22.1% to 15.5% due to pricing pressure and the product mix featuring increased sales in the pharmaceutical intermediate products which contribute a lower margin than API's. We expect a similar trend on pricing pressure to continue in the short-term.

CHEMICALS & COLORANTS

Gross profit increased by $169 or 4.5% over the same period last year to $3,892. As mentioned previously, last year gross profits included a favorable adjustment of $450 due to a reversal of a reserve for the estimated loss of a purchase contract. If we were to reduce last year gross profit by the adjustment, the increase would have been $619 or a 18.9% increase. The segment would have shown improved margins of 15.9% versus 15.6% for the same period last year excluding the adjustment. Contributions from categories such as agriculture intermediates, food and beverages, miscellaneous intermediates and polymer additives in addition to improved sales volume and margins in the European markets were the primary reasons for the improvements. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower than usual margins, along with an improvement in margins across other categories due to changes in product mix and, in some cases, improved product pricing. The future trends are difficult to predict as they depend on product mix and the introduction of new products.

AGROCHEMICALS

Gross profit from the Agrochemicals segment was $1,973 this quarter versus $1,902 for the same period last year, an increase of 3.7%. There were gross profit contributions resulting from a large increase in sales of one existing product and sales from several new products.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $1,185 or 14.1% to $9,565 this quarter in comparison to $8,380 for the same period last year. As a percentage of sales, SG&A increased to 12.6% in the second quarter of fiscal 2005 versus 12.3% for the comparable period in fiscal 2004. SG&A increased primarily due to the inclusion of our Pharma Waldhof business of $574 which was acquired in December 2003, an increase in the provision for bad debt of $265, costs of new business development initiatives including personnel of $251 and increased compensation including fringe benefit costs of $334, partially offset by a decrease in consulting fees of $261.

OPERATING INCOME

For the quarter ended December 31, 2004 operating income was $3,433 compared to $3,942 for the same period last year, a decrease of $509 or 12.9%. This decrease was due to higher SG&A expenses of $1,185, partially offset by the overall increase in gross profit of $676, with the main contribution of $659 coming from the Health Sciences segment.

INTEREST AND OTHER INCOME, NET

Interest and other income decreased to $306 for the quarter ended December 31, 2004 as compared to $511 for the same period last year. The decrease of $205 was primarily attributable to a reduction of net gains on foreign currency of $151 compared to the same period last year.

PROVISION FOR INCOME TAXES

The effective tax rate increased to 32.8% from 28.3% for the same period last year. This increase in the effective tax rate is due to proportionately higher earnings in jurisdictions with higher tax rates, primarily Germany.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $548 and $197 for the three months ended December 31, 2004 and 2003, respectively. The net loss from discontinued operations for the three months ended December 31, 2004 includes a non-cash write-down of goodwill of $448.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At December 31, 2004, we had $27,139 in cash, $4,311 in short-term investments and no debt.

Our cash position at December 31, 2004 decreased $5,191 from the June 30, 2004 level. Operating activities provided cash of $745, primarily from net income of $5,328, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the six months ended December 31, 2004 used cash of $6,675 primarily related to purchases of short-term investments and property and equipment.

Financing activities for the six months ended December 31, 2004 provided cash of $356 primarily as a result of proceeds from stock option exercises, partially offset by a payment of a related party note payable.

CREDIT FACILITIES

We have credit facilities with two European financial institutions. These facilities provide us with a line of credit of 14,500 Euros (approximately $19,784), as of December 31, 2004. We are not subject to any financial covenants under these arrangements. There were no outstanding balances under the credit facilities at December 31, 2004.

In addition, we have a revolving credit facility with a financial institution which expires June 30, 2007 and provides for available credit of $10,000. At December 31, 2004, we had utilized $2,590 in letters of credit, leaving $7,410 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2004.

WORKING CAPITAL OUTLOOK

Working capital was $91,666 at December 31, 2004 versus $85,840 at June 30, 2004. The increase in working capital was attributable to various factors including net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At December 31, 2004, we had no significant obligations for capital expenditures, other than the purchase of office space in Shanghai, China discussed below. At December 31, 2004, contractual cash obligations and other commercial commitments were as follows:

                                                         Payments Due and/or
                                                         Amount of Commitment
                                                        Expiration Per Period
                                                        ---------------------

                                              Less Than         1-3            4-5          After
                                   Total        1 Year         Years          Years        5 Years
                                   -----        ------         -----          -----        -------

Operating leases                  $ 10,096      $1,949         $3,630         $3,155        $1,362

Commercial letters of credit
                                     2,590       2,590              -              -             -

Standby letters of credit              109         109              -              -             -

Unconditional purchase
obligations (a)                     16,315      16,315              -              -             -
                                   -------     -------         ------         ------        ------

Total                              $29,110     $20,963         $3,630         $3,155        $1,362
                                   =======     =======         ======         =======       ======

(a) As of December 31, 2004, we had outstanding purchase obligations totaling $16,315 with suppliers to our Germany, Netherlands and Singapore operations to acquire certain products for resale to customers.

Other significant commitments and contingencies included the following:

        (1) We had a liability of $2,105 as of December 31, 2004 for our non-qualified Supplemental Executive Retirement Plan. The related funds held by the grantor trust amounted to $1,809 as of December 31, 2004.

        (2) During November 2004, we purchased ten separate units, comprising an entire floor of office space, aggregating approximately 1,300 gross square meters (whole number, not in thousands) located in Shanghai, China. The aggregate purchase price was approximately $2,900 of which $2,616 has been paid at December 31, 2004.

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

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms which serve as our counsel on various corporate matters. During the three months ended December 31, 2004 and 2003, we incurred legal fees of $57 and $97, respectively, for services rendered to us by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair value based method. This statement is effective for interim or annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. The Company has not yet determined the transition method it expects to select in adopting the provisions of FASB Statement No. 123R. See Note 2 "Stock-Based Compensation" for pro-forma information if the Company had elected to adopt the requirements of the previously issued SFAS 123.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and, although the FASB recently issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act, uncertainty remains and further U.S. Treasury guidance is anticipated. The Company is evaluating the repatriation provision of this law to determine whether, and to what extent, it might repatriate extraordinary dividends, as defined in this law. Accordingly, it can not reasonably estimate the amounts, if any, of undistributed earnings that may be repatriated. The Company expects to complete its evaluation within a reasonable amount of time after additional U.S. Treasury guidance is published.

RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS AND OTHER INFORMATION INCLUDED IN THIS QUARTERLY REPORT. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONALLY, RISKS AND UNCERTAINTIES NOT CURRENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL ALSO MAY IMPAIR OUR BUSINESS OPERATIONS. IF ANY OF THE FOLLOWING RISK FACTORS OCCUR, OUR BUSINESS, FINANCIAL CONDITION, OPERATING RESULTS AND CASH FLOWS COULD BE MATERIALLY ADVERSELY AFFECTED.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal year 2004, approximately 50% of our revenues were attributable to operations conducted abroad and to export sales. In addition, in fiscal 2004, approximately 29% and 59% of our purchases came from Europe and Asia, respectively. In addition, in certain countries where we currently operate, export, intend to operate, or intend to expand our operations; we could be subject to other political, military and economic uncertainties including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We are performing the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we are incurring additional expenses and a diversion of management's time. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations since there is no precedent available by which to measure compliance adequacy. If we are not able to implement the requirements of
Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market risk sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

MARKET PRICE RISK

Short-term investments at December 31, 2004 of $4,311, which consists of corporate securities, governmental agency securities and corporate bonds are recorded at fair value and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $431 as of December 31, 2004. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2004, we had foreign currency contracts outstanding that had a notional amount of $2,756. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2004 was $(87).

In addition, we also enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed interest rate, foreign currency denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to December 31, 2004 was $(1,621). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments which are included in "accumulated other comprehensive income" in the accompanying consolidated balance sheets. On December 31, 2004, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Singapore dollar. The potential loss as of December 31, 2004, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $3,902. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our Chief Executive Officer and Chief Financial Officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2004 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the second quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of its shareholders on December 2, 2004. Two matters were voted on at the annual meeting, as follows:

     a. The election of nominees Leonard S. Schwartz, Samuel I. Hendler, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Ira S. Kallem and Hans C. Noetzli as directors of the Company until the next annual meeting.

          The votes were cast for this matter as follows:

                                              FOR            WITHHELD/ABSTAIN
          Leonard S. Schwartz              11,250,774            3,752,373
          Samuel I. Hendler                10,288,718            4,714,429
          Robert A. Wiesen                 10,294,880            4,708,267
          Stanley H. Fischer               10,561,284            4,441,863
          Albert L. Eilender               13,789,941            1,213,206
          Ira S. Kallem                    13,780,482            1,222,665
          Hans C. Noetzli                  13,789,266            1,213,881

          Each nominee was elected a director of the Company.

     b. Ratification of the selection of KPMG LLP as the Company's independent auditors for the current fiscal year.

          The votes were cast for this matter as follows:

                        FOR             AGAINST                 ABSTAIN

                     14,367,200         617,345                  18,602

          The selection of KPMG LLP as the Company's independent auditors was ratified.

ITEM 6.  EXHIBITS

The exhibits filed as part of this report are listed below.

    10.1 Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited dated November 10, 2004

    15.1 Letter of independent registered public accounting firm re: unaudited interim financial information

    31.1 Certification by Chairman, President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32.1 Certification by Chairman, President and CEO Leonard S. Schwartz pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification by CFO Douglas Roth pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 ACETO CORPORATION


DATE    February 9, 2005         BY /s/ Douglas Roth
     ----------------------         -------------------------------------------
                                    Douglas Roth, Chief Financial Officer

DATE    February 9, 2005         BY /s/ Leonard S. Schwartz
     ----------------------         -------------------------------------------
                                    Leonard S. Schwartz, Chairman,
                                    President and Chief Executive Officer