Form 10-Q
period 2005-03-31
ACETO CORP
filed 2005-05-06
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005
                        Commission file number 000-04217


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No____

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes __X__  No____

The Registrant has 24,269,522 shares of common stock outstanding as of May 2, 2005.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                Table of Contents



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2005 (unaudited) and June 30, 2004

         Consolidated Statements of Income - Nine Months
         Ended March 31, 2005 and 2004 (unaudited)

         Consolidated Statements of Income - Three Months
         Ended March 31, 2005 and 2004 (unaudited)

         Consolidated Statements of Cash Flows - Nine Months
         Ended March 31, 2005 and 2004 (unaudited)

         Notes to Unaudited Consolidated Financial Statements

         Report of Independent Registered Public Accounting Firm

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Item 4.  Controls and Procedures


PART II. OTHER INFORMATION

Item 6.  Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  ACETO CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                               (in thousands, except per-share amounts)


                                                                            March 31,       June 30,
                                                                              2005            2004
                                                                            --------        --------
                                                                          (unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                                              $ 20,855        $ 23,330
     Investments                                                               5,009           9,888
     Receivables:
           Trade, less allowance for doubtful accounts (March, $400;
             June, $1,033)                                                    55,220          53,084
           Other                                                               1,543           1,504
                                                                            --------        --------
                                                                              56,763          54,588

     Inventory                                                                48,122          41,784
     Prepaid expenses and other current assets                                 2,080           1,165
     Assets held for sale                                                      1,437            --
     Income taxes receivable                                                     148             606
     Deferred income tax benefit, net                                          2,119           1,613
                                                                            --------        --------
                  Total current assets                                       136,533         132,974

Long-term notes receivable                                                       671             747

Property and equipment                                                         9,170           7,044
Less accumulated depreciation and amortization                                 3,796           4,390
                                                                            --------        --------
                                                                               5,374           2,654

Goodwill                                                                       2,295           3,179
Intangible assets, net                                                         3,512           3,701
Deferred income tax benefit, net                                               2,774           4,579
Other assets                                                                   2,363           1,863
                                                                            --------        --------

Total assets                                                                $153,522        $149,697
                                                                            ========        ========


See accompanying notes to consolidated financial statements and accountants' review report.


                             ACETO CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                          (in thousands, except per-share amounts)


                                                               March 31,         June 30,
                                                                 2005               2004
                                                               ---------         ---------
                                                              (unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Drafts and acceptances payable                              $   4,623         $   4,610
   Accounts payable                                               25,173            31,292
   Note payable - related party                                      500             1,000
   Accrued compensation                                            2,202             2,836
   Accrued environmental remediation                               1,240             1,326
   Other accrued expenses                                          7,952             6,070
    Liabilities relating to assets held for sale                     494                --
                                                               ---------         ---------
         Total current liabilities                                42,184            47,134

Long-term liabilities                                              3,151             2,140
Minority interest                                                    215               157
                                                               ---------         ---------
         Total liabilities                                        45,550            49,431

Commitments and contingencies (Note 14)

Shareholders' equity:
   Common stock, $.01 par value (Note 7):
       (40,000 shares authorized; 25,644 shares issued;
       24,248 and 24,118 shares outstanding at
       March 31, 2005 and June 30, 2004, respectively)               256               256
   Capital in excess of par value                                 57,157            57,111
   Retained earnings                                              61,893            56,490
   Treasury stock, at cost:
       (1,396 and 1,526 shares at March
        31, 2005 and June 30, 2004, respectively)                (13,848)          (15,135)
   Accumulated other comprehensive income                          2,514             1,544
                                                               ---------         ---------

         Total shareholders' equity                              107,972           100,266
                                                               ---------         ---------

Total liabilities and shareholders' equity                     $ 153,522         $ 149,697
                                                               =========         =========


See accompanying notes to consolidated financial statements and accountants' review report.


                                 ACETO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                                            (unaudited)
                             (in thousands, except per-share amounts)


                                                                            Nine Months Ended
                                                                                March 31,
                                                                          2005              2004
                                                                       ---------         ---------
Net sales                                                              $ 236,745         $ 217,154
Cost of sales                                                            196,416           178,796
                                                                       ---------         ---------
   Gross profit                                                           40,329            38,358

Selling, general and administrative expenses                              28,518            25,030
                                                                       ---------         ---------
   Operating income                                                       11,811            13,328

Other income (expense):
   Interest expense                                                         (115)              (98)
   Interest and other income, net                                            948             1,116
                                                                       ---------         ---------
                                                                             833             1,018
                                                                       ---------         ---------

Income from continuing operations before income taxes                     12,644            14,346
Provision for income taxes                                                 3,759             4,175
                                                                       ---------         ---------
Income from continuing operations                                          8,885            10,171
Loss from discontinued operations, net of income taxes (Note 3)           (1,662)             (379)
                                                                       ---------         ---------
Net income                                                             $   7,223         $   9,792
                                                                       =========         =========

Basic income per common share (a):
   Income from continuing operations                                   $    0.37         $    0.43
   Loss from discontinued operations                                   $   (0.07)        $   (0.02)
    Net income                                                         $    0.30         $    0.41

Diluted income per common share (a):
   Income from continuing operations                                   $    0.36         $    0.42
   Loss from discontinued operations                                   $   (0.07)        $   (0.02)
    Net income                                                         $    0.29         $    0.40

Weighted average shares outstanding (a):
   Basic                                                                  24,193            23,863
   Diluted                                                                24,708            24,482


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


                                ACETO CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (unaudited)
                            (in thousands, except per-share amounts)


                                                                           Three Months Ended
                                                                               March 31,
                                                                         2005             2004
                                                                       --------         --------
Net sales                                                              $ 81,578         $ 78,264
Cost of sales                                                            67,420           63,809
                                                                       --------         --------
   Gross profit                                                          14,158           14,455

Selling, general and administrative expenses                             10,138            9,359
                                                                       --------         --------
   Operating income                                                       4,020            5,096

Other income (expense):
   Interest expense                                                         (75)             (30)
   Interest and other income, net                                            93              228
                                                                       --------         --------
                                                                             18              198
                                                                       --------         --------

Income from continuing operations before income taxes                     4,038            5,294
Provision for income taxes                                                1,292            1,458
                                                                       --------         --------
Income from continuing operations                                         2,746            3,836
Loss from discontinued operations, net of income taxes (Note 3)            (851)            (126)
                                                                       --------         --------
Net income                                                             $  1,895         $  3,710
                                                                       ========         ========

Basic income per common share (a):
   Income from continuing operations                                   $   0.11         $   0.16
   Loss from discontinued operations                                   $  (0.03)        $  (0.01)
    Net income                                                         $   0.08         $   0.15

Diluted income per common share (a):
    Income from continuing operations                                  $   0.11         $   0.16
    Loss from discontinued operations                                  $  (0.03)        $  (0.01)
    Net income                                                         $   0.08         $   0.15

Weighted average shares outstanding (a):
   Basic                                                                 24,235           23,969
   Diluted                                                               24,690           24,584


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


                              ACETO CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (unaudited)
                                       (in thousands)


                                                                       Nine Months Ended
                                                                          March 31,
                                                                     2005             2004
                                                                   --------         --------
Operating activities:
   Net income                                                      $  7,223         $  9,792
   Loss from discontinued operations                                  1,662               --
                                                                   --------         --------
   Net income from continuing operations                              8,885            9,792
   Adjustments to reconcile net income to net cash provided
       by continuing operations:
         Depreciation and amortization                                  924              811
         Provision for doubtful accounts                                270              231
         Non-cash stock compensation                                    183              190
         Deferred income taxes                                        1,851               --
         Income tax benefit on exercise of stock options                266            1,095
         Changes in assets and liabilities:
           Investments - trading securities                              (4)             (76)
           Trade accounts receivable                                 (2,129)          (9,197)
           Other receivables                                            122              (79)
           Inventory                                                 (6,794)           6,171
           Prepaid expenses and other current assets                   (955)            (217)
           Other assets                                                (578)            (548)
           Drafts and acceptances payable                               (56)           3,169
           Accounts payable                                          (6,047)           3,576
           Accrued compensation                                        (549)              26
           Accrued environmental remediation                            (86)              --
           Income taxes receivable                                      924            1,265
           Other accrued expenses and long-term liabilities           1,368             (429)
                                                                   --------         --------
Net cash (used in) provided by operating activities                  (2,405)          15,780
                                                                   --------         --------

Investing activities:
     Purchases of investments                                        (4,465)         (10,000)
     Sale of investments                                              9,348               --
     Payments received on notes receivable                               70              253
     Acquisition of Pharma Waldhof, net of cash acquired                 --           (4,408)
     Purchases of property and equipment                             (3,875)            (461)
                                                                   --------         --------
Net cash provided by (used in) investing activities                   1,078          (14,616)
                                                                   --------         --------

Financing activities:
     Proceeds from exercise of stock options                            927            2,538
     Payment of note payable - related party                           (500)              --
     Payment of cash dividends                                       (1,820)          (1,357)
     Payments of short-term bank loans                                   --           (2,134)
                                                                   --------         --------
     Net cash used in financing activities                           (1,393)            (953)
                                                                   --------         --------

Net cash used in discontinued operations                                (28)              --
                                                                   --------         --------

Effect of exchange rate changes on cash                                 273              297
                                                                   --------         --------

Net (decrease) increase in cash and cash equivalents                 (2,475)             508
Cash and cash equivalents at beginning of period                     23,330           20,263
                                                                   --------         --------
Cash and cash equivalents at end of period                         $ 20,855         $ 20,771
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; pension benefits; income taxes; and environmental matters and other contingencies.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2004.

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation. Auction rate notes of $9,000 were reclassified from cash and cash equivalents to available for sale investments at June 30, 2004.

(2)     STOCK-BASED COMPENSATION

The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in determining the compensation cost of stock options and other stock-based awards while disclosing pro forma net income and income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation."

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

The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                              Nine months ended           Three months ended
                                                   March 31,                    March 31,
                                             2005           2004           2005        2004
                                             ----           ----           ----        ----
Net income - as reported                   $ 7,223        $ 9,792        $ 1,895     $ 3,710
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax
     effects                                (4,301)          (832)           (22)       (298)
                                           -------        -------        -------     -------
Net income - pro forma                     $ 2,922        $ 8,960        $ 1,873     $ 3,412
                                           =======        =======        =======     =======

Net income per share:
     Basic - as reported                   $  0.30        $  0.41        $  0.08     $  0.15
     Basic - pro forma                     $  0.12        $  0.38        $  0.08     $  0.14

     Diluted - as reported                 $  0.29        $  0.40        $  0.08     $  0.15
     Diluted - pro forma                   $  0.12        $  0.37        $  0.08     $  0.14

Stock-based employee compensation expense under the fair value method for the nine months ended March 31, 2005, includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as those options were vested as of their date of grant.

(3)     ASSETS HELD FOR SALE

On December 31, 2004, the Company committed to a plan to divest its non-core Institutional Sanitary Supplies ("ISS") segment. The Company decided to sell its ISS segment to focus on its core segments and its new patent-pending landfill odor-control product. The Company anticipates that a sale of the ISS segment will be completed by December 2005.

Assets held for sale of the disposal group included in the accompanying consolidated balance sheet as of March 31, 2005, consist of current assets (primarily accounts receivable and inventory) of $1,263, property and equipment of $64, and goodwill of $110. Liabilities related to the assets held for sale reported in the accompanying consolidated balance sheet as of March 31, 2004, consist of accounts payable and accrued expenses of $494.

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations of the ISS segment have been recorded as discontinued operations in the accompanying consolidated statements of income. Operating results of discontinued operations were as follows:

                                              Nine months ended           Three months ended
                                                   March 31,                    March 31,
                                             2005           2004           2005        2004
                                             ----           ----           ----        ----

Net sales                                  $ 3,940         $4,075         $1,195      $1,427
                                           -------         ------         ------      ------

Loss from operations of
discontinued business                       (1,227)          (632)          (642)       (210)
Benefit for income taxes                       466            253            244          84

Non-cash impairment charge                  (1,453)             -           (730)          -
Benefit for income taxes                       552              -            277           -
                                           -------         ------         ------      ------

Loss from discontinued operations          $(1,662)        $(379)         $ (851)     $ (126)
                                           ========        ======         ======      ======

The presentation in the consolidated statements of income for the three and nine months ended March 31, 2004, have been reclassified to reflect the discontinued operations. The consolidated balance sheet as of June 30, 2004 and the statement of cash flows for the nine months ended March 31, 2004 have not been reclassified to reflect the discontinued operations.

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

The following unaudited pro forma financial information summarizes the Company's consolidated results of operations for the nine months ended March 31, 2004, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003:


                                                Nine months ended
                                                    March 31,
                                                       2004
                                                       ----
      Net sales                                      $221,708
      Net income                                     $ 11,069

      Net income per common share:
           Basic                                     $   0.46
           Diluted                                   $   0.45

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

(5)     INVESTMENTS

Investments at March 31, 2005, consist of governmental agency securities of $3,191, corporate bonds of $1,184 and corporate equity securities of $634. The governmental agency securities and corporate bonds are classified as available for sale. The corporate equity securities are classified as trading securities. The difference between the fair value of the available for sale investments and their cost at March 31, 2005 was $(90).

(6)     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $2,295 and $2,234 as of March 31, 2005 and June 30, 2004, relates to the Health Sciences segment. Goodwill at June 30, 2004, also includes $945 related to the discontinued ISS segment, which was written down to its fair value of $110, in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," and is included in assets held for sale at March 31, 2005.

Intangible assets subject to amortization as of March 31, 2005, and June 30, 2004, were as follows:

                                  Gross Carrying    Accumulated       Net Book
                                      Value         Amortization        Value
                                      -----         ------------        -----
        MARCH 31, 2005

        Customer relationships        $2,835           $   506         $2,329
        Customer lists                   600               480            120
        Non-compete agreements           657               480            177
                                      ------           -------         ------
                                      $4,092           $ 1,466         $2,626
                                      ======           =======         ======

        JUNE 30, 2004

        Customer relationships        $2,644           $   189         $2,455
        Customer lists                   600               390            210
        Non-compete agreements           643               442            201
                                      ------           -------         ------
                                      $3,887           $ 1,021         $2,866
                                      ======           =======         ======

Amortization expense for intangible assets subject to amortization amounted to $444 and $273 for the nine months ended March 31, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended March 31 are as follows:
2006: $572; 2007: $452; 2008: $452; 2009: $440; 2010: $405; 2011: $305.

As of March 31, 2005 and June 30, 2004, the Company also had $886 and $835, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

The changes in the Health Sciences segment's goodwill and the gross carrying value of intangible assets is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(7)     STOCKHOLDERS' EQUITY

On December 2, 2004, the Company's board of directors declared a 3-for-2 stock split effected in the form of a dividend and a cash dividend of $0.15 per share, to be paid semi-annually. The stock split and semi-annual cash dividend, in the amount of $0.075 per share or $1,820 in the aggregate were paid January 10, 2005, to shareholders of record on December 24, 2004. The Company transferred $80 to common stock from capital in excess of par value, representing the aggregate par value of the 8,073 shares issued for the stock split. All references to the number of common shares and per-common-share amounts have been restated to give retroactive effect to the stock split for all periods presented.

On May 5, 2005 the Company's board of directors declared a semi-annual cash dividend of $0.075 per share to be distributed on June 30, 2005 to shareholders of record as of June 20, 2005.

(8)     NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 455 shares and 615 shares for three months ended March 31, 2005 and 2004, respectively. Stock options resulted in a dilutive effect of 515 shares and 619 shares for the nine months ended March 31, 2005 and 2004, respectively. There were 1,344 stock options outstanding at March 31, 2005 that were not included in the calculation of diluted income per common share for the three months ended March 31, 2005 because their effect would have been anti-dilutive.

(9)  COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                              Nine months ended           Three months ended
                                                   March 31,                    March 31,
                                             2005           2004           2005         2004
                                             ----           ----           ----         ----
Comprehensive income:
    Net income                             $   7,223     $   9,792       $   1,895    $   3,710
    Foreign currency translation
       adjustment                              1,708         1,081          (1,320)
                                                                                           (205)
    Unrealized (loss) gain on financial
       instruments                               (63)            -              24            -
    Change in fair value of cross
       currency interest rate swaps             (675)         (318)            437           76
                                           ---------     ---------       ---------    ---------
Total                                      $   8,193     $  10,555       $   1,036    $   3,581
                                           =========     =========       =========    =========

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency. New exchange gains or losses resulting from translation of financial statements of foreign operations are accumulated in "other comprehensive income" in the accompanying consolidated balance sheets. The currency translation adjustments are not adjusted for income taxes, as they relate to indefinite investments in non-U.S. subsidiaries.

(10)    DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $1,299 during the nine months ended March 31, 2005 related to the reduction of taxes payable by $1,851 due to the utilization of foreign net operating loss carryforwards, partially offset by a $552 deferred tax asset established for the write-down of goodwill and certain long-lived assets.

(11)    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the nine months ended March 31, 2005 and 2004 were as follows:

                                                 2005             2004
                                                 ----             ----
Interest                                       $   87           $   71
Income taxes                                    1,344            2,148

(12)    BENEFIT PLANS

To comply with the requirements of the recently enacted American Jobs Creation Act of 2004, as of December 31, 2004, the Company froze its non-qualified Supplemental Executive Retirement Plan (the "Old SERP") and will not permit further deferrals and contributions to the Old SERP after December 31, 2004. All of the earned benefits of the participants in the Old SERP as of December 31, 2004, will be preserved under the existing plan provisions.

On March 14, 2005, the Company's board of directors adopted the Aceto Corporation Supplemental Executive Deferred Compensation Plan (the "New SERP"). The New SERP is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company's 401(k) plan, as well as to permit additional deferrals of a portion of their compensation. The New SERP is intended to comply with the provisions of section 409A of the Internal Revenue Code of 1986, as amended, and is designed to provide comparable benefits to those under the Old SERP.

(13)    RELATED-PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the nine months ended March 31, 2005 and 2004, the Company incurred legal fees of $133 and $272, respectively, for services rendered to the Company by these law firms. The rates charged by these firms were comparable to rates obtainable from other firms for similar services.

(14)    COMMITMENTS AND CONTINGENCIES AND SHORT-TERM BORROWINGS

As of March 31, 2005, the Company had outstanding purchase obligations totaling $16,743 with suppliers to the Company's Germany, Netherlands and Singapore operations to acquire certain products for resale to customers.

The Company and its subsidiaries are subject to various claims that have arisen in the normal course of business. The impact of final resolution of these matters on the Company's results of operations in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of these matters will not have a material adverse effect upon the Company's financial condition or liquidity.

The Company issues commercial letters of credit in the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $2,154 and $1,161 as of March 31, 2005 and June 30, 2004, respectively. The terms of these letters of credit are all less than one year. The Company does not anticipate incurring any material losses due to non-performance by the counterparties to these agreements.

(15)    RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment," that addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair-value-based method. This statement is effective for annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994, had been accounted for using the fair-value-based method of accounting. The Company has not yet determined the transition method it expects to select in adopting the provisions of FASB Statement No. 123R, and has not yet determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro-forma disclosures under SFAS 123. See
Note 2, "Stock-Based Compensation," for pro-forma information as if the Company had elected to adopt the requirements of the previously issued SFAS 123.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and the FASB has issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. The Company is evaluating the repatriation provision of this law to determine whether, and to what extent, it might repatriate extraordinary dividends, as defined in this law. Accordingly, it can not reasonably estimate the amounts, if any, of undistributed earnings that may be repatriated. The Company expects to complete its evaluation within a reasonable amount of time.

(16)    SEGMENT INFORMATION

The Company's four reportable segments, organized by product, are as follows:

        o Health Sciences - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, pharmaceutical intermediates, which are products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.
        o Chemicals & Colorants - products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics and many other areas; dye and pigment intermediates used in the color-producing industries like textiles, inks, paper, and coatings; and intermediates used in the production of agrochemicals.
        o Agrochemicals - products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.
        o Institutional Sanitary Supplies & Other - products include cleaning solutions, fragrances, and deodorants for commercial and industrial customers.

On December 31, 2004, management committed to a plan to sell the ISS segment. Accordingly, the results of this segment are included in "loss from discontinued operations" in the accompanying consolidated statements of income.

The Company's chief operating decision-maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment, because the chief operating decision-maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Nine months ended March 31, 2005 and 2004, for continuing operations:

                                        Health       Chemicals &                     Consolidated
                                       Sciences       Colorants      Agrochemicals      Totals
                                       --------       ---------      -------------      ------
2005
----
Net sales                              $146,548         $75,282         $14,915       $236,745
Gross profit                             26,349          11,978           5,056         43,383
Unallocated cost of sales (1)                                                           (3,054)
                                                                                      ---------
Net gross profit                                                                      $ 40,329

2004
----
Net sales                              $136,980         $67,731         $12,443       $217,154
Gross profit                             26,267          10,909           4,080         41,256
Unallocated cost of sales (1)                                                           (2,898)
                                                                                      ---------
Net gross profit                                                                      $ 38,358

Three months ended March 31, 2005 and 2004, for continuing operations:

                                        Health       Chemicals &                     Consolidated
                                       Sciences       Colorants      Agrochemicals      Totals
                                       --------       ---------      -------------      ------
2005
----
Net sales                               $48,924         $26,736          $5,918       $ 81,578
Gross profit                              8,706           4,325           2,265         15,296
Unallocated cost of sales (1)                                                           (1,138)
                                                                                      ---------
Net gross profit                                                                      $ 14,158

2004
----
Net sales                               $49,904         $23,543          $4,817       $ 78,264
Gross profit                             10,215           3,733           1,498         15,446
Unallocated cost of sales (1)                                                             (991)
                                                                                      ---------
Net gross profit                                                                      $ 14,455

(1) Certain freight and storage costs are not allocated to the segments, as those costs are managed on an entity-wide basis and the information to reasonably allocate those costs is not readily available.

Net sales and gross profit by location for the nine months ended March 31, 2005 and 2004, and long-lived assets by location as of March 31, 2005 and June 30, 2004, for continuing operations were as follows:

                                  Net Sales                      Gross Profit                Long-lived Assets
                                  ---------                      ------------                -----------------
                              Nine months ended               Nine months ended                    As of
                                  March 31,                        March 31,           March 31,        June 30,
                              2005           2004            2005            2004           2005            2004
                              ----           ----            ----            ----           ----            ----
United States               $132,956       $122,477         $20,949         $22,074        $ 1,229         $ 1,748
Germany                       49,381         37,766          10,201           8,363            591             585
Netherlands                    6,194          7,054           1,383             899            344             129
France                         9,291          8,062           1,318           1,102            102             119
Asia-Pacific                  38,923         41,795           6,478           5,920          3,108              73
                            --------       --------         -------         -------        -------         -------
Total                       $236,745       $217,154         $40,329         $38,358        $ 5,374         $ 2,654
                            ========       ========         =======         =======        =======         =======

In November 2004, the Company purchased office space in Shanghai, China for approximately $3,000.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2005, the related consolidated statements of income for the three-month and nine-month periods ended March 31, 2005 and 2004, and the related consolidated statements of cash flows for the nine-month periods ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Melville, New York
May 5, 2005

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

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, including growth resulting from the introduction of new active pharmaceutical ingredients (APIs), entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our Agrochemicals segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe that new product introductions demonstrate that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as a reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe. We believe Eastern Europe has great potential in the API business, given that entry of Eastern European countries into the European Union will result in their being subject to the same strict pharmaceutical regulations as their Western European counterparts.

We are reporting net sales of $236,745 for the nine months ended March 31, 2005, which represents a 9.0% increase over the $217,154 reported in the same period in fiscal 2004. Our income from continuing operations of $8,885, or $0.36 per diluted share was lower than the $10,171 or $0.42 per diluted share reported in the same period in fiscal 2004.

Our financial position as of March 31, 2005 remains strong, as we had cash and investments of $25,864, working capital of $94,349, no long-term debt, and shareholders' equity of $107,972.

Our continuing business is separated into three principal segments: Health Sciences, Chemicals & Colorants and Agrochemicals.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. APIs comprise about 70% of this segment's revenues. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

We have an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. We believe that we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as textiles, ink, paper and coatings, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, and the production of agrochemicals. Our sales of these products are predominantly in the United States and purchases are primarily from China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, provides the highest gross margin percentages. Our revenues are derived from sales of herbicides, pesticides, and other Agrochemicals, primarily in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets. We believe this will have a marginally positive effect on the gross margin contribution in this segment.

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

Among our greatest strengths are our people and their ability to meet the individual needs of customers. Eighty-five of our approximately 260 employees have technical degrees and we have 18 employees whose exclusive responsibility is regulatory compliance. This enables us to dispatch highly skilled professionals whenever they might be needed.

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

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the nine-month and three-month periods ended March 31, 2005 and 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on a regular basis, including those related to bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, pension benefits and income taxes. We base our estimates on various factors, including historical experience, consultation and advice from third-party subject-matter experts, and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and circumstances.

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

PENSION BENEFITS

In addition to our defined contribution plans in the United States, we sponsor pension plans outside the United States covering 14 employees who meet eligibility requirements. In calculating the expense and liability related to the plans, we use several statistical and other factors that attempt to estimate the probability and magnitude of future events. These factors include assumptions about the discount rate, expected return on plan assets and rate of future compensation increases, within certain guidelines. In addition, our actuarial consultants use subjective factors, such as withdrawal and mortality rates, to estimate these variables. The actuarial assumptions that we use may differ materially from actual results, due to changing market and economic conditions, higher or lower withdrawal rates, or longer or shorter life spans of participants, among other things. Such differences may significantly affect the amount of pension expense and liability that we record.

TAXES

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset-and-liability approach for financial accounting and reporting of income taxes.

Net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that a deferred tax asset will not be realizable, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability will be recognized if and when we expect to recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Determination of the amount of the unrecognized U.S. income tax liability is not practical because of the complexities of the hypothetical calculation. In addition, foreign tax credit carryforwards would be available to reduce a portion of any such U.S. tax liability.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

                                                        NET SALES BY SEGMENT
                                                      Nine months ended March 31,

                                                                                        Comparison 2005
                                          2005                    2004                 Over/(Under) 2004
                                          ----                    ----                 -----------------
                                                 % of                    % of           $              %
Segment                           Net sales     Total     Net sales     total         change         change
-------                           ---------     -----     ---------     -----         ------         ------
Health Sciences                   $ 146,548      61.9%    $ 136,980      63.1%       $ 9,568            7.0%
Chemicals & Colorants                75,282      31.8        67,731      31.2          7,551           11.1
Agrochemicals                        14,915       6.3        12,443       5.7          2,472           19.9
                                  ---------     -----     ---------     -----        -------         ------

Net sales                         $ 236,745     100.0%    $ 217,154     100.0%       $19,591            9.0%
                                  =========     =====     =========     =====        =======         ======


                                                        GROSS PROFIT BY SEGMENT
                                                      Nine months ended March 31,

                                                                                        Comparison 2005
                                          2005                    2004                 Over/(Under) 2004
                                          ----                    ----                 -----------------
                                    Gross        % of       Gross        % of           $              %
Segment                             Profit      Sales       Profit      Sales         change         change
-------                           ---------     -----     ---------     -----         ------         ------

Health Sciences                   $  26,349      18.0%    $  26,267      19.2%       $    82            0.3%
Chemicals & Colorants                11,978      15.9        10,909      16.1          1,069            9.8
Agrochemicals                         5,056      33.9         4,080      32.8            976           23.9
                                  ---------     -----     ---------     -----        -------         ------


Segment gross profit                 43,383      18.3        41,256      19.0          2,127            5.2

Freight and storage costs (1)        (3,054)     (1.3)       (2,898)     (1.3)          (156)          (5.4)
                                  ---------     -----     ---------     -----        -------         ------
Gross profit                      $  40,329      17.0%    $  38,358      17.7%       $ 1,971            5.1%
                                  =========     =====     =========     =====        =======         ======

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $19,591, or 9.0%, to $236,745 for the nine months ended March 31, 2005, compared with $217,154 for the same period in the prior year. We reported sales increases in all three segments, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased by $9,568 for the nine months ended March 31, 2005 to $146,548, which represented a 7.0% increase over net sales of $136,980 for the same period in the prior year. Several factors contributed to the increase in net sales in the Health Sciences segment. The Pharma Waldhof business, which was acquired on December 31, 2003, contributed $5,170 towards the sales increase. Domestic sales of Health Science products increased $5,065 during the first nine months compared to the same period last year. Included in the overall domestic sales increase, pharmaceutical intermediates increased $3,495 or 64.1% compared the same period last year. The large increase in sales of pharmaceutical intermediates reflects the change in buying attitude by some of the larger pharmaceutical companies towards securing a second, lower-cost supplier in Asia. We believe that sales of this product line will continue to increase. The European and Asian market (excluding Pharma Waldhof) recorded a net decrease in sales of $667 over the same period last year. Contributing to the net decline in Asian sales was the $6,940 decrease in sales of two previously launched API's due to increased competition and their normal life cycle.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment was $75,282 for the nine months ended March 31, 2005, compared to $67,731 for the same period in the prior year. This increase in net sales of $7,551, or 11.1%, over the same period in the prior year is partially attributable to a steady increase in the number of products being offered by our foreign subsidiaries. Sales of Chemicals & Colorants products by our foreign subsidiaries for the nine months ended March 31, 2005, showed an increase of $4,609. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $3,781 less product in the first nine months of fiscal 2005. This reduction was more than offset by increases in sales of our industrial chemical offerings of $6,723 over the same period last year. Three product lines in particular with increased sales were polymer additives, aroma chemicals and coatings. We expect a similar trend to continue in the short term as the U.S. economy recovers.

AGROCHEMICALS

Net sales for the Agrochemical segment increased to $14,915 for the nine months ended March 31, 2005, an increase of $2,472, or 19.9%, over net sales of $12,443 for the same period in the prior year. The increase in net sales was attributable to higher sales of our highest-volume product as well as sales of several new products. We expect this sales trend in the Agrochemical segment to continue during the balance of fiscal 2005.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $2,127 to $43,383 (18.3% of net sales) for the nine months ended March 31, 2005, as compared to $41,256 (19.0% of net sales) for the same period in the prior year.

HEALTH SCIENCES

Health Sciences' gross profit of $26,349 for the nine months ended March 31, 2005, was flat as compared to the same period in the prior year. The gross margin decreased to 18.0% compared to gross margin of 19.2% for the same period in the prior year. This decrease is primarily attributed to the lower-than-normal API gross margins of 8% realized on a relaunched antibiotic and a shift in product mix to pharmaceutical intermediates, which have lower margins than APIs. Additionally, two of our larger previously-launched APIs in Europe and Asia have experienced normal pricing pressures for more mature products. We expect pricing pressures to continue in the short-term.

CHEMICALS & COLORANTS

Gross profits for the nine months ended March 31, 2005 increased by $1,069, or 9.8%, over the same period last year. Gross profit for fiscal 2004 included a favorable adjustment of $450 due to the reversal of an accrual for the estimated loss of a purchase contract. Excluding this adjustment, gross profit would have increased by $1,519, or 14.5%. Excluding the adjustment, the segment would have shown improved margins of 15.9% versus 15.4% for the same period last year. Contributions from categories such as miscellaneous intermediates, polymer additives and coatings, in addition to improved sales volume and margins in the European markets, were the primary reasons for this improvement. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower margins than usual, along with an improvement in margins across other categories due to changes in product mix and, in some cases, improved product pricing. Future trends are difficult to predict as they depend on product mix and the introduction of new products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment increased to $5,056 for the nine months ended March 31, 2005, versus $4,080 for the same period last year, an increase of $976 or 23.9%. This increase resulted from a large increase in sales and royalty income of one existing product and sales from several new products as well as a price increase in one product.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $3,488, or 13.9%, to $28,518 for the nine months ended March 31, 2005 compared to $25,030 for the same period last year. As a percentage of sales, SG&A increased to 12.0% versus 11.5% for the same period last year. The SG&A increase is primarily due to the inclusion of $1,292 of expenses of Pharma Waldhof, which was acquired in December 2003, additional increases in costs of $724 for new business-development initiatives (including personnel), increased fees associated with the planning and pre-implementation efforts of a new ERP system of $295, increased fees relating to the Company's compliance with its obligations under section 404 of the Sarbanes-Oxley Act of $446 and increased compensation and related fringe-benefit costs of $704.

OPERATING INCOME

For the nine months ended March 31, 2005, operating income was $11,811, compared to $13,328 for the same period last year, a decrease of $1,517, or 11.4%. This decrease was due to higher SG&A expenses of $3,488, partially offset by the overall increase in gross profit of $1,971.

INTEREST AND OTHER INCOME, NET

Interest and other income decreased to $948 for the nine months ended March 31, 2005, as compared to $1,116 for the same period last year. The decrease of $168 was primarily attributable to reduced net gains on foreign currency of $307, partially offset by higher interest income of $26 resulting from higher returns on investments and an increase in income of $63 from a government subsidy paid annually for doing business in a free-trade zone in Shanghai, China.

PROVISION FOR INCOME TAXES

The effective tax rate increased to 29.7% as compared to 29.1% for the same period last year. This increase was due to proportionately higher earnings in jurisdictions with higher tax rates, primarily Germany.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the Institutional Sanitary Supplies & Other segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $1,662 and $379 for the nine months ended March 31, 2005 and 2004, respectively. The net loss from discontinued operations for the nine months ended March 31, 2005, includes a non-cash write-down of goodwill and certain long-lived assets, net of an income tax benefit, of $901.


THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004


                                                             NET SALES BY SEGMENT
                                                         Three months ended March 31,

                                                                                        Comparison 2005
                                          2005                    2004                 Over/(Under) 2004
                                          ----                    ----                 -----------------
                                                 % of                    % of           $              %
Segment                           Net sales     Total     Net sales     total         change         change
-------                           ---------     -----     ---------     -----         ------         ------

Health Sciences                   $  48,924      60.0%    $  49,904      63.8%       $  (980)          (2.0%)
Chemicals & Colorants                26,736      32.8        23,543      30.1          3,193           13.6
Agrochemicals                         5,918       7.2         4,817       6.1          1,101           22.9
                                  ---------     -----     ---------     -----        -------         ------

Net sales                         $  81,578     100.0%    $  78,264     100.0%       $ 3,314            4.2%
                                  =========     =====     =========     =====        =======         ======


                                                           GROSS PROFIT BY SEGMENT
                                                         Three months ended March 31,

                                                                                        Comparison 2005
                                          2005                    2004                 Over/(Under) 2004
                                          ----                    ----                 -----------------
                                    Gross        % of       Gross        % of           $              %
Segment                             Profit      Sales       Profit      Sales         change         change
-------                           ---------     -----     ---------     -----         ------         ------

Health Sciences                   $   8,706      17.8%    $  10,215      20.5%       $(1,509)         (14.8%)
Chemicals & Colorants                 4,325      16.2         3,733      15.9            592           15.9
Agrochemicals                         2,265      38.3         1,498      31.1            767           51.2
                                  ---------     -----     ---------     -----        -------         ------

Segment gross profit                 15,296      18.8        15,446      19.7           (150)          (1.0)

Freight and storage costs (1)        (1,138)     (1.4)         (991)     (1.2)          (147)         (14.8)
                                  ---------     -----     ---------     -----        -------         ------
Gross profit                      $  14,158     17.4%     $  14,455      18.5%       $  (297)          (2.1%)
                                  =========     =====     =========     =====        =======         ======

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $3,314, or 4.2%, to $81,578 for the three months ended March 31, 2005, compared with $78,264 for the same period in the prior year.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased to $48,924 for the three months ended March 31, 2005, which represents a 2.0% decrease from net sales of $49,904 for the same period in the prior year. This decrease is largely attributable to a $6,033 decrease in sales in our European and Asian markets compared to the same period last year. The European and Asian market decrease included an $8,417 decrease in sales of two previously launched API's compared to the same period last year. Domestically, Health Sciences sales increased by $5,053 led by APIs and pharmaceutical intermediates. The net overall increase in domestic API sales includes $3,043 in sales of a relaunched broad-based antibiotic. Pharmaceutical intermediates experienced an increase of $1,032, or 48.2%, in sales over the same period in the prior year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment was $26,736 for the three months ended March 31, 2005, compared to $23,543 for the same period in the prior year. This increase in net sales of $3,193, or 13.6% versus the same period in the prior year, is partially attributable to the steady addition of Chemicals & Colorants products to our foreign subsidiaries product offerings of $2,045. Our chemical business is diverse in terms of products, customers and consuming markets. Increases in sales of pigment intermediates, miscellaneous intermediates and aroma chemicals also contributed to the overall sales increase.

AGROCHEMICALS

Net sales for the Agrochemicals segment increased to $5,918 for the three months ended March 31, 2005, an increase of $1,101, or 22.9%, over net sales of $4,817 for the same period in the prior year. The increase was attributable to higher sales of our two highest-volume products. We expect this sales trend in the Agrochemical segment to continue during the balance of fiscal 2005.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $150 to $15,296 (18.8% of net sales) for the three months ended March 31, 2005, as compared to $15,446 (19.7% of net sales) for the same period in the prior year. A decrease in the Health Sciences segment of $1,509 was partially offset by increases in the Chemicals & Colorants and Agrochemicals segments.

HEALTH SCIENCES

Health Sciences' gross profit for the three months ended March 31, 2005, was $8,706, a 14.8% decrease over gross profit of $10,215 for the same period in the prior year. The gross margin decreased to 17.8% in the second quarter of fiscal 2005 compared to 20.5% for the same period in the prior year. This decrease in gross profit was attributable to the various revenue factors described above in "Net Sales" that contributed to an overall sales decrease of $980. Virtually all of the decrease in the gross margin is attributable to the European and Asia markets, which saw gross margins decrease on two previously launched API's by $1,173, as compared to the same period last year, due to decreased volume and pricing pressures. Domestic gross profit was virtually flat compared to last year, but gross margins fell to 14.3% versus 20.4% for the same quarter last year due to a shift in product mix to pharmaceutical intermediates, which have lower margins than APIs, and the lower contribution from APIs caused by the lower margins realized on sales of a relaunched broad based antibiotic. We expect pricing pressures to continue in the short-term.

CHEMICALS & COLORANTS

Gross profit increased by $592, or 15.9%, to $4,325 over the same period last year, primarily due to increased sales of categories such as miscellaneous intermediates, in addition to improved sales volume and margins in the European markets. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower than usual margins. Future trends are difficult to predict as they depend on product mix and the introduction of new products.

AGROCHEMICALS

Gross profit from the Agrochemicals segment was $2,265 this quarter versus $1,498 for the same period last year, an increase of $767 or 51.2%. Gross margin increased to 38.3% this quarter versus 31.1% for the same period last year. A large increase in sales of our two best-selling products and strong royalty payments contributed to this increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased $779, or 8.3%, to $10,138 for the quarter ended March 31, 2005, compared to $9,359 for the same period last year. As a percentage of sales, SG&A increased to 12.4% in this quarter versus 12.0% for the same period last year. The SG&A increase is primarily due to increased fees relating to the Company's compliance with its obligations under section 404 of the Sarbanes-Oxley Act of $598 and increased costs of new business-development initiatives (including personnel) of $209.

OPERATING INCOME

For the quarter ended March 31, 2005, operating income was $4,020 compared to $5,096 for the same period last year, a decrease of $1,076, or 21.1%. This decrease was due to higher SG&A expenses of $779 and an overall decrease in gross profit of $297.

INTEREST AND OTHER INCOME, NET

Interest and other income decreased $135 to $93 for the quarter ended March 31, 2005, as compared to $228 for the same period last year. This decrease was primarily attributable to a $155 reduction in net gains on foreign currency compared to the same period last year.

PROVISION FOR INCOME TAXES

The effective tax rate increased to 32.0% from 27.5% for the same period last year. This increase was due to proportionately higher earnings in jurisdictions with higher tax rates, primarily Germany.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the results of operations for the Institutional Sanitary Supplies & Other segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $851 and $126 for the three months ended March 31, 2005 and 2004, respectively. The net loss from discontinued operations for the three months ended March 31, 2005, includes a non-cash write-down of goodwill and certain long-lived assets, net of an income tax benefit, of $453.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At March 31, 2005, we had $20,855 in cash, $5,009 in investments, and no debt.

Our cash position at March 31, 2005 was $2,475 less than what it was at June 30, 2004. Operating activities used cash of $2,405, primarily from an increase in inventory of $6,794 and a decrease in accounts payable of $6,047, partially offset by net income from continuing operations of $8,885 and a net increase caused by changes in assets and liabilities.

Investing activities for the nine months ended March 31, 2005 provided cash of $1,078 primarily resulting from the sale of investments of $9,348, net of purchases of $4,465 partially offset by purchases of property and equipment of $3,875 primarily for office space located in Shanghai, China.

Financing activities for the nine months ended March 31, 2005, used cash of $1,393, as a result of payment of dividends of $1,820 and payment of a related party note payable of $500, partially offset by proceeds from stock option exercises of $927.

CREDIT FACILITIES

We have credit facilities with three foreign financial institutions. These facilities provide us with a line of credit of approximately $19,031, as of March 31, 2005. We are not subject to any financial covenants under these arrangements. There were no outstanding balances under the credit facilities at March 31, 2005.

In addition, we have a revolving credit facility with a financial institution that expires June 30, 2007 and provides for available credit of $10,000. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. At March 31, 2005, we had utilized $2,154 in letters of credit, leaving $7,846 of this facility unused. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sales of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2005.

WORKING CAPITAL OUTLOOK

Working capital was $94,349 at March 31, 2005, versus $85,840 at June 30, 2004. This increase was primarily attributable to net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require us to use cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and continued payment of our semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE-SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will impact our short-term and long-term liquidity. At March 31, 2005, we had no significant obligations for capital expenditures. At March 31, 2005, contractual cash obligations and other commercial commitments were as follows:


                                                        Payments Due and/or
                                                       Amount of Commitment
                                                       Expiration Per Period
                                                       ---------------------
                                              Less Than         1-3           4-5             After
                                  Total         1 Year         Years         Years           5 Years
                                  -----         ------         -----         -----           -------
Operating leases                 $ 9,501       $  1,887      $  3,521      $  2,958         $  1,135

Commercial letters of credit       2,154          2,154             -             -                -

Standby letters of credit             84             84             -             -                -

Unconditional purchase
obligations (a)                   16,743         16,743             -             -                -
                                --------       --------      --------      --------         --------

Total                           $ 28,482       $ 20,868      $  3,521      $  2,958         $  1,135
                                ========       ========      ========      ========         ========

(a) As of March 31, 2005, we had outstanding purchase obligations totaling $16,743 with suppliers to our Germany, Netherlands and Singapore operations to acquire certain products for resale to customers.

Other significant commitments and contingencies included the following:

        (1) We had a liability of $2,125 as of March 31, 2005, for our non-qualified Supplemental Executive Retirement Plan. The related funds held by the grantor trust amounted to $1,811 as of March 31, 2005.

        (2) We, together with our subsidiaries, are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know what impact final resolution of these matters will have on our results of operations in a particular reporting period, but our management is of the opinion that it will not have a material adverse effect on our financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms that serve as our counsel on various corporate matters. During the nine months ended March 31, 2005 and 2004, we incurred legal fees of $133 and $272, respectively, for services rendered to us by these law firms. The rates charged by these firms were comparable to rates obtainable from other firms for similar services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R, "Share-Based Payment," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair value based method. This statement is effective for annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair value based method of accounting. The Company has not yet determined the transition method it expects to select in adopting the provisions of FASB Statement No. 123R, and has not yet determined whether its adoption will result in amounts in future periods that are similar to the Company's current pro-forma disclosures under SFAS 123. See Note 2 "Stock-Based Compensation" for pro-forma information if the Company had elected to adopt the requirements of the previously issued SFAS 123.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and the FASB issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. The Company is evaluating the repatriation provision of this law to determine whether, and to what extent, it might repatriate extraordinary dividends, as defined in this law. Accordingly, it can not reasonably estimate the amounts, if any, of undistributed earnings that may be repatriated. The Company expects to complete its evaluation within a reasonable amount of time.

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

We currently have environmental remediation obligations in connection with our former manufacturing facility in Carlstadt, New Jersey. Estimates of how much it would costs to remediate environmental contamination at this site have increased since the facility was closed in 1993, and our consultants currently estimate that completing remediation would cost between $1,550 and $3,200. If the actual costs are significantly greater than estimated, it could have a material adverse effect on our operating results and cash flows.

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

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us. The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have a "director and officer" insurance policy that covers a portion of this potential exposure, we may be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

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

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

WHILE WE BELIEVE THAT WE CURRENTLY HAVE ADEQUATE INTERNAL CONTROL PROCEDURES IN PLACE, WE ARE STILL EXPOSED TO POTENTIAL RISKS FROM LEGISLATION REQUIRING COMPANIES TO EVALUATE CONTROLS UNDER SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

We are evaluating our internal controls systems in order to allow management to report on, and our independent registered public accounting firm to attest to, our internal controls, as required by section 404 of the Sarbanes-Oxley Act. We are performing the required system and process evaluation and testing in an effort to comply with the management certification and auditor attestation requirements of section 404. As a result, we are incurring additional expenses and a diversion of management's time from other projects. While we anticipate being able to fully implement the requirements relating to internal controls and all other aspects of section 404 in a timely fashion, we cannot be certain as to when we will complete our evaluation, testing and remediation actions or their impact on our operations. If we are not able to implement the requirements of section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in market price, foreign currency exchange rates and interest rates.

MARKET PRICE RISK

At March 31, 2005, we had $5,009 of investments, consisting of corporate securities, governmental agency securities and corporate bonds. Investments are recorded at fair value and have exposure to price risk. This risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges and amounts to $501 as of March 31, 2005. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2005, we had foreign currency contracts outstanding that had a notional amount of $1,230. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2005 was $27.

In addition, we also enter into cross-currency interest-rate swaps to reduce foreign-currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross-currency interest-rate swap transaction and in May 2003 we entered into a five-year cross-currency interest-rate swap transaction, both for the purpose of hedging fixed-interest rate, foreign-currency denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to March 31, 2005 was $(1,184). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments that are included in "accumulated other comprehensive income" in the accompanying consolidated balance sheets. On March 31, 2005, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Singapore dollar. The potential loss as of March 31, 2005, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $4,026. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the third quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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


                                    ACETO CORPORATION


DATE    May 6, 2005                 BY   /s/ Douglas Roth
     -------------------------           ----------------
                                         Douglas Roth, Chief Financial Officer

DATE    May 6, 2005                 BY   /s/ Leonard S. Schwartz
     -------------------------           -----------------------
                                         Leonard S. Schwartz, Chairman,
                                         President and Chief Executive Officer