Form 10-K
period 2005-06-30
ACETO CORP
filed 2005-09-12
CIK 2034

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005
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

                     One Hollow Lane, Lake Success, NY 11042
                     ---------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of December 31, 2004 was approximately $280,051,871.

The Registrant has 24,286,874 shares of common stock outstanding as of September 2, 2005.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on December 1, 2005.

================================================================================


                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2005



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

PART IV.

Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad.

                          NOTE REGARDING DOLLAR AMOUNTS

In this annual report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.

ITEM 1. BUSINESS

GENERAL

Aceto Corporation (together with its consolidated subsidiaries, "Aceto") was incorporated in 1947 in the State of New York. We are a global distributor of chemically-derived pharmaceuticals, biopharmaceuticals, specialty chemicals and agrochemicals. Our presence in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical and specialty chemicals is never far away. We are able to offer our customers very competitive pricing, continuity of supply, and quality control. Our 58 years of experience, our reputation for reliability and stability, and our long-term relationships with our suppliers have fostered loyalty among our customers.

We remain confident about our short- and long-term business prospects. In the short-term, we anticipate continued organic growth, entering the developing biopharmaceutical market, globalization of our Chemicals & Colorants business, expansion of our agrochemical segment by acquisition of product lines, continued enhancement of our sourcing operations in China and India, and steady improvement of our regulatory capabilities.

We believe that our track record of continuous new product introductions demonstrates that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe.

REPORTABLE SEGMENTS

Our four reportable segments, organized by product, are as follows:

     o Health Sciences - Includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.

     o Chemicals & Colorants - Products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

     o Agrochemicals - Products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.

     o Institutional Sanitary Supplies - Products include cleaning solutions, fragrances and deodorants for commercial and industrial customers.

On December 31, 2004, our management committed to a plan to sell the entire Institutional Sanitary Supplies segment. Accordingly, for the six and nine months ended December 31, 2004 and March 31, 2005, respectively, the quarterly results of this segment were included in "loss from discontinued operations" in the consolidated statements of income. During June 2005, we entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming this segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. Three factors influenced our decision to retain this product: (1) we did not receive any offers that we felt adequately valued the Anti-Clog business; (2) we believe that Anti-Clog has significant growth potential; and (3) production of Anti-Clog can be easily outsourced and its product management can be merged into our Chemicals and Colorants segment. As a result of our decision to retain the Anti-Clog product, we have reclassified all of CDC's operating results from "discontinued operations" to "continuing operations" in the consolidated statements of income. On September 6, 2005, we completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which continue to be included in discontinued operations in the consolidated statements of income. We plan to discontinue the use of the leased space previously occupied by CDC and Magnum Research Corp. and may incur a related charge for the lease, which expires in November 2009.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 8, "Financial Statements and Supplementary Data," Note 20 to the Consolidated Financial Statements.

PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2005 and 2004, approximately 68% and 59%, respectively, of our purchases were from Asia and approximately 22% and 29%, respectively, were from Europe.

Our customers are located throughout the United States as well as in Germany, France, Australia, the Netherlands, the United Kingdom, Malaysia, Canada and other countries. They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2005 and 2004, 51% and 50%, respectively, of our sales were made to customers in the United States. Sales made to customers outside the United States during fiscal years 2005 and 2004 totaled $153,258 and $147,977, respectively, of which, approximately 65% and 61%, respectively, were to customers located in Europe.

The chemical industry is highly competitive. We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices. Because of our long relationship with many suppliers as well as our sourcing offices in China and India, we are able to ensure that any given product is manufactured at a facility that is appropriate for that product. For the most part, we store our inventory of chemicals in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill orders rapidly from inventory. We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers. This allows us to ensure that when necessary, decisions can be made quickly.

No single product or customer accounted for as much as 10% of net sales in fiscal years 2005, 2004 or 2003. Two suppliers accounted for approximately 13% and 12% of purchases in fiscal year 2005, one supplier accounted for approximately 10% of purchases in fiscal year 2004 and another supplier accounted for approximately 10% of purchases in fiscal year 2003.

We hold no patents, licenses, franchises or concessions that we consider material to our operations. We have patents pending for our landfill odor control product, Landfill Odorend, which abates odors emitted from landfills.

Our subsidiary Aceto Agricultural Chemicals Corp. ("Aceto Agricultural") markets, and contracts for the manufacture of, certain agricultural chemicals that are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Under FIFRA, companies that wish to market pesticides must provide test data to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for those pesticides. The EPA requires that follow-on registrants of these products, on a basis prescribed in the FIFRA regulations, compensate the initial registrant for the cost of producing the necessary test data. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake, and pay for, the testing effort. We are currently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make such additional payments in the future.

Compliance with federal, state and local environmental regulations has not had a material effect on our capital expenditures and competitive position. We have environmental remediation obligations in connection with our former manufacturing facility in Carlstadt, New Jersey, which was closed in 1993. During fiscal year 2003, based on continued monitoring of contamination at the site and the current proposed plan of remediation, we received an estimate from an environmental consultant stating that the remaining remediation costs could be between $1,550 and $3,200. Accordingly, as of June 30, 2003, our liability was $1,550. As of June 30, 2005 and 2004, the remaining liability was $1,195 and $1,326, respectively, which is included in accrued expenses in the accompanying consolidated balance sheets. There have been no significant changes to the estimate of remediation costs since fiscal 2003. It is, however, possible that the assumptions underlying the consultant's estimates will be found to be incorrect, in which case our liability could be significantly greater than currently estimated and could have a material adverse effect on our financial condition, operating results and cash flows. Other than the remediation associated with the Carlstadt, New Jersey facility, we are not aware of any material environmental liabilities.

HISTORICAL BUSINESS ACQUISITIONS

We completed two significant transactions in fiscal year 2004. These transactions are consistent with our strategy of seeking strategic acquisitions that enhance earnings and forming alliances with partners that add to our capabilities.

On December 31, 2003, through our wholly-owned subsidiary Aceto Holding GmbH ("Aceto Holding"), we acquired all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof") and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH distributes biologically and chemically derived Active Pharmaceutical Ingredients, or "APIs," used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used in a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

We continued the business of Pharma Waldhof and successfully integrated that business into our business during the second half of fiscal year 2004.

On November 25, 2003, our wholly owned subsidiary Aceto Agricultural formed a joint venture with Nufarm Americas Inc. ("Nufarm"), a subsidiary of Australia-based Nufarm Limited. Each company owns 50% of the joint venture, which is named S.R.F.A., LLC.

Aceto Agricultural and Nufarm have been issued an EPA label for Butoxone(R), an herbicide used on peanuts, soybeans and alfalfa. Aceto Agricultural previously marketed this herbicide under a different label (2,4DB). Aceto Agricultural and Nufarm now market the herbicide in the United States solely under the Butoxone(R) label, which has greater market penetration than 2,4DB. Nufarm continues to formulate the product for the joint venture. S.R.F.A. commenced operations in April 2004. In accordance with FASB Interpretation 46R, "Consolidation of Variable Interest Entities" (FIN 46R), the financial statements of S.R.F.A. are included in the consolidated financial statements of Aceto.

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

In fiscal year 2001, we acquired (1) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG, a Switzerland corporation, and (2) certain assets relating to the pharmaceutical ingredients business of Schweizerhall, Inc., a New Jersey corporation and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma").

EMPLOYEES

At June 30, 2005, we had 242 employees, none of whom were covered by a collective bargaining agreement.

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

We currently have environmental remediation obligations in connection with our former manufacturing facility in Carlstadt, New Jersey. Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993, and our environmental consultants estimated in June 2003 that completing remediation would cost between $1,550 and $3,200. There have been no significant changes to the estimate of remediation costs since fiscal 2003. If the actual costs are significantly greater than estimated, it could have a material adverse effect on our financial condition, operating results and cash flows.

ASSESSMENTS BY VARIOUS TAX AUTHORITIES MAY BE MATERIALLY DIFFERENT THAN THE AMOUNTS WE HAVE PROVIDED FOR IN OUR CONSOLIDATED FINANCIAL STATEMENTS.

We are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits may result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements may be materially different than we have provided for and thereby adversely affect our earnings and cash flows.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

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

OUR REVENUE IS DIFFICULT TO PREDICT.

Our revenue is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and may be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of results from period to period. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

FAILURE TO OBTAIN PRODUCTS FROM OUTSIDE MANUFACTURERS COULD ADVERSELY AFFECT OUR ABILITY TO FULFILL SALES ORDERS TO OUR CUSTOMERS.

We rely on outside manufacturers to supply products for resale to our customers. Manufacturing problems may occur with these and other outside sources. If such problems occur, we cannot ensure that we will be able to deliver our products to our customers profitably or on time.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2005 and 2004, approximately 49% and 50%, respectively, of our revenues were attributable to operations conducted abroad and to export sales. In addition, in fiscal year 2005, approximately 22% and 68% of our purchases came from Europe and Asia, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

WE RELY HEAVILY ON KEY EXECUTIVES FOR OUR FINANCIAL PERFORMANCE.

Our financial performance is highly dependent upon the efforts and abilities of our key executives. The loss of the services of any of our key executives could therefore have a material adverse effect upon our financial position and operating results. None of our key executives has an employment agreement with us and we do not maintain "key-man" insurance on any of our key executives.

VIOLATIONS OF CGMP AND OTHER GOVERNMENT REGULATIONS COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All facilities and manufacturing techniques used to manufacture products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more of regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our facilities, which in turn could have a material adverse effect on our business, financial condition and results of operations.

LITIGATION MAY HARM OUR BUSINESS AND OUR MANAGEMENT AND FINANCIAL RESOURCES.

Substantial, complex or extended litigation could cause us to incur large expenditures and could distract our management. For example, lawsuits by employees, stockholders, collaborators, distributors, customers, or end-users of our products or services could be very costly and substantially disrupt our business. Disputes from time to time with such companies or individuals are not uncommon, and we cannot assure you that we will always be able to resolve such disputes out of court or on favorable terms.

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including:

     o quarterly fluctuations in our operating income and earnings per share results
     o technological innovations or new product introductions by us or our competitors
     o    economic conditions
     o    disputes concerning patents or proprietary rights
     o changes in earnings estimates and market growth rate projections by market research analysts
     o    sales of common stock by existing holders
     o    loss of key personnel
     o    securities class actions or other litigation

The market price for our common stock may also be affected by our ability to meet analysts' expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

INCIDENTS RELATED TO HAZARDOUS MATERIALS COULD ADVERSELY AFFECT OUR BUSINESS.

Portions of our operations require the controlled use of hazardous materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could adversely affect our business.

THERE ARE INHERENT UNCERTAINTIES INVOLVED IN ESTIMATES, JUDGMENTS AND ASSUMPTIONS USED IN PREPARING FINANCIAL STATEMENTS IN ACCORDANCE WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. ANY CHANGES IN THE ESTIMATES, JUDGMENTS AND ASSUMPTIONS WE USE COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL POSITION AND RESULTS OF OPERATIONS.

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). Preparing financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH
SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission.

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC. The SEC's website is WWW.SEC.GOV.

Our website is WWW.ACETO.COM. We make available free of charge through our Internet site, via a link to the SEC's website at WWW.SEC.GOV, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports and forms. We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this annual report.

ITEM 2. PROPERTIES

Our general headquarters and main sales office occupy approximately 26,000 square feet of leased space in an office building in Lake Success, New York. The lease expires in April 2011.

The two subsidiaries in our Institutional Sanitary Supplies segment occupy 44,000 square feet of leased space in an industrial park in New Hyde Park, New York. The lease expires in November 2009.

Our former manufacturing facility is located on an 11-acre parcel in Carlstadt, New Jersey, that we own. This parcel contains one building with approximately 5,000 square feet of office space.

In November 2004, we purchased approximately 1,300 gross square meters of office space located in Shanghai, China for our sales offices and investment purposes.

We also lease office space in Waldshut, Germany; Hamburg, Germany; Dusseldorf, Germany; Heemskerk, the Netherlands; Paris, France; Lyon, France; Singapore; Warsaw, Poland and Mumbai, India. These offices are used for sales and administrative purposes.

We believe that our properties are generally well maintained, in good condition and adequate for our present needs.

ITEM 3. LEGAL PROCEEDINGS.

We are subject to various claims that have arisen in the normal course of business. We do not know what impact the final resolution of these matters will have on our results of operations in a particular reporting period. We believe, however, that the ultimate outcome of such matters will not have a material adverse effect on our financial condition or liquidity.

One of our subsidiaries is a defendant in a legal action alleging patent infringement. The patents in question cover a particular method of applying one of the products in our Agrochemicals segment. The plaintiff in this action is seeking damages for lost profits and/or royalties, plus treble damages, prejudgment interest and attorney's fees. We have denied liability and asserted various defenses, including non-infringement, patent invalidity, and patent unenforceability due to inequitable conduct. A trial is expected to begin later this calendar year. We believe there is no merit to this claim and intend to vigorously contest it. As the ultimate outcome of this action is unknown, we have no provision recorded for it in the accompanying consolidated financial statements as of June 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted for a formal vote of our shareholders during the fourth quarter of the fiscal year covered by this annual report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

Our common stock is traded on the NASDAQ National Market using the symbol "ACET." The following table states the 2005 and 2004 high and low sales prices of our common stock as reported on the NASDAQ National Market for the periods indicated, adjusted for 3-for-2 stock splits effected in the form of dividends paid in January 2005 and 2004.

                               HIGH          LOW
                           ----------------------
FISCAL YEAR 2005
First Quarter                $11.84       $ 8.99
Second Quarter                13.33         8.79
Third Quarter                 13.19         7.36
Fourth Quarter                 8.05         6.53

FISCAL YEAR 2004
First Quarter                $ 9.78       $ 5.95
Second Quarter                11.71         5.95
Third Quarter                 14.00         9.34
Fourth Quarter                11.87         8.67

Cash dividends of $0.075 per common share were paid in January and June 2005. Cash dividends of $0.056 per common share were paid in January and June 2004. Cash dividends of $0.051 per common share were paid in January and June 2003. Our revolving credit facility restricts the amount of cash dividends to $4,500 per year.

As of September 2, 2005, there were 515 holders of record of our common stock.

20,398,566 shares were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2005:

-------------------------------------- -------------------------- ----------------------- -----------------------------
                                                                                              Number of securities
                                        Number of securities to      Weighted-average       remaining available for
                                        be issued upon exercise     exercise price of        future issuance under
Plan category                           of outstanding options     outstanding options     equity compensation plans
-------------------------------------- -------------------------- ----------------------- -----------------------------
Equity compensation plans approved
by security holders                              2,764                    $7.65                       599
-------------------------------------- -------------------------- ----------------------- -----------------------------

Equity compensation plans not
approved by security holders                       -                        -                          -
-------------------------------------- -------------------------- ----------------------- -----------------------------
Total                                            2,764                    $7.65                       599
-------------------------------------- -------------------------- ----------------------- -----------------------------

ITEM 6. SELECTED FINANCIAL DATA
(In thousands, except per-share amounts)


Fiscal years ended June 30,                      2005        2004(1)           2003           2002        2001(2)
---------------------------                      ----        ----              ----           ----        ----
Net sales                                    $313,381       $296,359       $269,961       $228,012       $176,792
Operating income                               11,540         16,118         13,027          7,331          5,517
Income from continuing operations              10,625         13,111          9,522          4,942          4,042
Net income(3)                                  10,015         13,067          7,595          4,945          4,245

At year end
-----------

Working capital                               $94,249        $86,420        $72,208        $58,811        $55,624
Total assets                                  149,028        149,697        123,519        115,703        105,173
Long-term liabilities                           3,982          2,877          1,043            983          1,519
Shareholders' equity                          107,655        100,266         84,569         73,290         69,203

Per diluted common share(4)
---------------------------

Income from continuing operations               $0.43          $0.53          $0.40          $0.21          $0.18
Net income                                      $0.41          $0.53          $0.32          $0.21          $0.19
Cash dividends                                  $0.15          $0.11          $0.10          $0.09          $0.09

(1) Includes the acquisition of Pharma Waldhof on December 31, 2003, as more fully described in Item 1.
(2) Includes the acquisition of Schweizerhall Pharma distribution business on March 26, 2001, as more full described in Item 1.
(3) Fiscal 2003 net income includes a $1,873 ($0.08 per diluted common share) charge for a cumulative effect of an accounting change resulting from an impairment of goodwill.
(4) Adjusted for stock splits, effected in the form of dividends, as appropriate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

We are reporting net sales of $313,381 for the year ended June 30, 2005. This represents a 5.7% increase over the $296,359 reported in fiscal year 2004. Gross profit for the year was $53,101 which represents the highest gross profit ever recorded by Aceto despite a decline in the gross margin to 16.9% from 17.7% in the prior year. Our selling, general and administrative costs increased to $41,561, an increase of 14.5% over the $36,294 we reported in fiscal 2004. This increase was due to the inclusion of a full year of results for Pharma Waldhof, which was acquired in December 2003, as well as professional fees associated with our compliance with the Sarbanes-Oxley Act. Our net income decreased to $10,015, or $0.41 per diluted share, a decrease of 23.4% compared to fiscal year 2004.

Our financial position as of June 30, 2005, remains strong, as we had cash of $19,950, working capital of $94,249, no long-term debt and shareholders' equity of $107,655.

Our business is separated into four principal segments: Health Sciences, Chemicals & Colorants, Agrochemicals and Institutional Sanitary Supplies.

The Health Sciences segment is our largest segment both in sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals, biopharmaceuticals and nutritional supplements. APIs comprise about 70% of this segment's revenues. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

We have an extensive pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western European counterparts. Given our regulatory expertise, we believe that this represents an opportunity for us, and we believe we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as the textiles, ink, paper and coatings industries, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, and the production of agrochemicals. Our customers for these products are predominantly located in the United States, and we purchase the products primarily from manufacturers located in China and Western Europe.

The Agrochemicals segment, while relatively small in terms of sales, is our most profitable in terms of gross margin percentages. This segment sells herbicides, pesticides, and other agricultural chemicals to customers primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone (R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets.

On December 31, 2004, our management committed to a plan to sell the entire Institutional Sanitary Supplies segment. Accordingly, for the six and nine months ended December 31, 2004 and March 31, 2005, respectively, the quarterly results of this segment were included in "loss from discontinued operations" in the consolidated statements of income. During June 2005, we entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming this segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. Three factors influenced our decision to retain this product: (1) we did not receive any offers that we felt adequately valued the Anti-Clog business; (2) we believe that Anti-Clog has significant growth potential; and (3) production of Anti-Clog can be easily outsourced and its product management can be merged into our Chemicals and Colorants segment. As a result of our decision to retain the Anti-Clog product, we have reclassified all of CDC's operating results from "discontinued operations" to "continuing operations" in the consolidated statements of income. On September 6, 2005, we completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which continue to be included in discontinued operations in the consolidated statements of income. We plan to discontinue the use of the leased space previously occupied by CDC and Magnum Research Corp. and may incur a related charge for the lease, which expires in November 2009.

Our main strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 400 different factories.

Also among our greatest strengths are our people and their ability to meet the individual needs of customers. Approximately 85 of our 242 employees have technical degrees, and we have approximately 20 employees whose exclusive responsibility is regulatory compliance. This enables us to dispatch highly skilled professionals whenever they might be needed.

In this section, we explain our general financial condition and results of operations, including the following:

     o    factors that affect our business
     o    our earnings and costs in the periods presented
     o    changes in earnings and costs between periods
     o    sources of earnings
     o    the impact of these factors on our overall financial condition

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, and income taxes. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

We believe the following critical accounting policies affected our more significant judgments and estimates used in preparing these consolidated financial statements.

REVENUE RECOGNITION

We recognize revenue from sales of any product when it is shipped and title and risk of loss pass to the customer. We have no acceptance or other post-shipment obligations and we do not offer product warranties or services to our customers.

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers. Sales incentives consist primarily of volume incentive rebates. We record volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force (EITF) 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We maintain allowances for doubtful accounts relating to estimated losses resulting from customers being unable to make required payments. Allowances for doubtful accounts are based on historical experience and known factors regarding specific customers and the industries in which those customers operate. If the financial condition of our customers were to deteriorate, resulting in their ability to make payments being impaired, additional allowances would be required.

INVENTORIES

Inventories, which consist principally of finished goods, are stated at the lower of cost (first-in first-out method) or market. We write down our inventories for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions. A significant sudden increase in demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the excess inventory quantities on-hand. Additionally, we may overestimate or underestimate the demand for our products which would result in our understating or overstating, respectively, the write-down required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists, and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

Effective July 1, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." As required by SFAS No. 142, upon adoption we performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, we recorded a goodwill impairment charge of $1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. As also required by SFAS No. 142, we test goodwill and other intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, we use many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we use as necessary, an outside valuation firm to help us evaluate recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

ENVIRONMENTAL AND OTHER CONTINGENCIES

We establish accrued liabilities for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability can reasonably be estimated. If the contingency is resolved for an amount greater or less than the accrual, or our share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, we would recognize an additional expense or benefit in income in the period that the determination was made.

TAXES

We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. It requires an asset-and-liability approach to financial accounting and reporting of income taxes.

As of June 30, 2005, we had current net deferred tax assets of $2,780 and non-current net deferred tax assets of $3,626. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability will be recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. Determination of the amount of the unrecognized U.S. income tax liability is not practical because of the complexities of the hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

                                                            NET SALES BY SEGMENT
                                                             Year ended June 30,

                                                                                          Comparison 2005
                                              2005                    2004               Over/(under) 2004
                                              ----                    ----               -----------------
                                                   % of                    % of           $             %
Segment                               Net sales    total     Net sales     total       change         change
-------                               ---------    -----     ---------     -----       ------         ------
Health Sciences                        $184,560    58.9%      $180,701      61.0%     $  3,859            2.1%
Chemicals & Colorants                   104,744    33.4         94,395      31.8        10,349           11.0
Agrochemicals                            20,031     6.4         16,898       5.7         3,133           18.5
Institutional Sanitary Supplies           4,046     1.3          4,365       1.5          (319)          (7.3)
                                       --------   -----       --------     -----      --------       --------

Net sales                              $313,381   100.0%      $296,359     100.0%     $ 17,022            5.7%
                                       ========   =====       ========     =====      ========       ========


                                                           GROSS PROFIT BY SEGMENT
                                                             Year ended June 30,

                                                                                          Comparison 2005
                                              2005                    2004               Over/(under) 2004
                                              ----                    ----               -----------------
                                        Gross      % of        Gross       % of           $             %
Segment                                 profit     sales       profit      sales       change         change
-------                               ---------    -----     ---------     -----       ------         ------

Health Sciences                         $32,869    17.8%       $33,821      18.7%     $   (952)          (2.8)%
Chemicals & Colorants                    17,224    16.4         15,303      16.2         1,921           12.6
Agrochemicals                             6,719    33.5          5,503      32.6         1,216           22.1
Institutional Sanitary Supplies             696    17.2          1,288      29.5          (592)         (46.0)
                                       --------   -----       --------     -----      --------       --------

Segment gross profit                     57,508    18.3         55,915      18.9         1,593            2.8

Freight and storage costs (1)            (4,407)   (1.4)        (3,503)     (1.2)         (904)         (25.8)
                                       --------   -----       --------     -----      --------       --------
Gross profit                            $53,101    16.9%      $ 52,412      17.7%     $    689            1.3%
                                       ========   =====       ========     =====      ========       ========

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $17,022, or 5.7%, to $313,381 for the year ended June 30, 2005, compared with $296,359 for the prior year. We reported sales increases in our three largest segments, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased by $3,859 for the year ended June 30, 2005, to $184,560, which represents a 2.1% increase over net sales of $180,701 for the prior year. Several factors contributed to the net increase in net sales in the Health Sciences segment. The Pharma Waldhof business, which we acquired on December 31, 2003, contributed $5,354 towards the sales increase. Domestic sales of Health Science products increased $7,942 during fiscal year 2005 as compared to the prior year, partly due to sales of pharmaceutical intermediates increasing by $4,649, or 75.1% compared to the prior year. The large increase in sales of pharmaceutical intermediates reflects the change in attitude by some of the larger pharmaceutical companies towards securing a second, lower-cost supplier in Asia. We believe that sales of this product line will continue to increase. The European and Asian market (excluding Pharma Waldhof) recorded a net decrease in sales of $9,437 as compared to the prior year. Contributing to the net decline in Asian sales was the $16,923 decrease in sales of two previously launched APIs due to increased competition. This decrease was partially offset by a $5,867 increase in sales of two relatively new products over last year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment was $104,744 for the year ended June 30, 2005, compared to $94,395 for the prior year. This increase of $10,349, or 11.0%, over the prior year is partially attributable to a steady increase in the number of products being offered by our foreign subsidiaries. Sales of Chemicals & Colorants products by our foreign subsidiaries for the year ended June 30, 2005, showed an increase of $4,681 over the prior year. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $5,010 less product during fiscal year 2005. This reduction was more than offset by a $10,678 increase over the prior year in domestic sales of our industrial chemical offerings, in particular products with increased sales were polymer additives, agricultural intermediates, and coatings.

AGROCHEMICALS

Net sales for the Agrochemical segment increased to $20,031 for the year ended June 30, 2005, an increase of $3,133, or 18.5%, over net sales of $16,898 for the prior year. The increase in net sales was attributable to higher sales of our two highest-volume products.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased $1,593 to $57,508 (18.3% of net sales) for the year ended June 30, 2005, as compared to $55,915 (18.9% of net sales) for the prior year.

HEALTH SCIENCES

Health Sciences' gross profit of $32,869 for the year ended June 30, 2005, was $952 or 2.8% lower than the prior year. The gross margin decreased to 17.8% compared to a gross margin of 18.7% for the prior year. This decrease is primarily attributed to the lower-than-normal API gross margin of 8% realized on a relaunched antibiotic and a shift in product mix to pharmaceutical intermediates, which generally have lower margins than APIs. Additionally, two of our larger previously-launched APIs in Europe and Asia have experienced significant pricing pressures, which further affected our gross profit and gross margin. We expect pricing pressures on previously launched APIs to continue in the short-term.

CHEMICALS & COLORANTS

Gross profit for the year ended June 30, 2005, increased by $1,921, or 12.6%, over the prior year. Gross profit for fiscal year 2004 included a favorable adjustment of $450 due to the reversal of an accrual for the estimated loss of a purchase contract. Excluding this adjustment, gross profit would have increased by $2,371, or 16.0%. Excluding the adjustment, the segment would have shown improved margins of 16.4% versus 15.7% for the prior year. Contributions from categories such as polymer additives, agricultural intermediates and coatings, in addition to improved sales volume and margins in the European markets, were the primary reasons for this improvement. The increase in gross margin percentage was caused by a decrease in sales to one major customer whose sales had generated lower margins than usual, along with an improvement in margins across other categories due to changes in product mix and, in some cases, improved product pricing.

AGROCHEMICALS

Gross profit for the Agrochemicals segment increased to $6,719 for the year ended June 30, 2005, versus $5,503 for the prior year, an increase of $1,216 or 22.1%. This increase resulted from a large increase in sales of our two highest volume products, improved royalty income of one existing product, and a price increase in another product.

Unallocated cost of sales increased $904, to $4,407 in fiscal 2005, compared to $3,503 in the prior year, representing a 25.8% increase. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges and increased sales and shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $5,267, or 14.5%, to $41,561 for the year ended June 30, 2005 compared to $36,294 for the prior year. As a percentage of sales, SG&A increased to 13.3% for fiscal 2005 versus 12.2% for fiscal 2004. This increase was primarily due to the inclusion of $1,131 of expenses of Pharma Waldhof, which was acquired in December 2003, additional increases in costs of $762 for new business-development initiatives (including new personnel), an asset impairment charge of $619 relating to our Institutional Sanitary Supplies segment, additional legal fees in our Agricultural business of $322, increased fees associated with the planning and pre-implementation efforts of a new enterprise-resource-planning, or "ERP," system of $382, an increase in fees relating to our audit services and compliance with our obligations under section 404 of the Sarbanes-Oxley Act of $754, and increased compensation and related fringe-benefit costs of $1,242.

OPERATING INCOME

In fiscal year 2005 operating income was $11,540 compared to $16,118 in the prior year, a decrease of $4,578 or 28.4%. This decrease was due to the $5,267 increase in SG&A expenses, which was partially offset by the overall increase in gross profit of $689.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income of $1,321 for fiscal year 2005 represents a slight decrease from $1,334 in fiscal 2004. The decrease is primarily attributable to a reduction in miscellaneous income of $234, which was partially offset by a decrease of $143 for minority interest and an increase in the government subsidy we receive for doing business in a free-trade zone in Shanghai, China in the amount of $62.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal year 2005 decreased to 16.9% from 24.4% for fiscal year 2004. The decrease in the effective tax rate was primarily due to recognition of certain deferred tax assets for foreign net operating loss carryforwards, which previously were fully offset by a valuation allowance in the amount of $1,263, partially offset by increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations for one of the subsidiaries forming part of the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $610, $44 and $54 for the fiscal years ended 2005, 2004 and 2003, respectively. The net loss from discontinued operations for the fiscal year ended 2005 includes a non-cash write-down of goodwill, net of an income tax benefit, of $570.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2004 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2003

                                                            NET SALES BY SEGMENT
                                                             Year ended June 30,

                                                                                          Comparison 2004
                                              2004                    2003               Over/(under) 2003
                                              ----                    ----               -----------------
                                                   % of                    % of           $             %
Segment                               Net sales    total     Net sales     total       change         change
-------                               ---------    -----     ---------     -----       ------         ------

Health Sciences                        $180,701    61.0%      $159,858      59.2%     $ 20,843           13.0%
Chemicals & Colorants                    94,395    31.8         91,579      33.9         2,816            3.1
Agrochemicals                            16,898     5.7         14,356       5.3         2,542           17.7
Institutional Sanitary Supplies           4,365     1.5          4,168       1.6           197            4.7
                                       --------   -----       --------     -----      --------       --------

Net sales                              $296,359   100.0%      $269,961     100.0%     $ 26,398            9.8%
                                       ========   =====       ========     =====      ========       ========


                                                               GROSS PROFIT BY SEGMENT
                                                                 Year ended June 30,

                                                                                           Comparison 2004
                                              2004                   2003                 OVER/(UNDER) 2003
                                              ----                   -----                -----------------
                                        Gross      % of        Gross       % of           $             %
Segment                                 profit     sales       profit      sales       change         change
-------                               ---------    -----     ---------     -----       ------         ------

Health Sciences                         $33,821     18.7%      $28,815      18.0%       $5,006           17.4%
Chemicals & Colorants                    15,303     16.2        12,999      14.2         2,304           17.7
Agrochemicals                             5,503     32.6         4,123      28.7         1,380           33.5
Institutional Sanitary Supplies           1,288     29.5         1,465      35.1          (177)         (12.1)
                                       --------    -----      --------     -----      --------       --------

Segment gross profit                     55,915     18.9        47,402      17.6         8,513           18.0

Freight and storage costs (1)            (3,503)    (1.2)       (3,447)     (1.3)          (56)          (1.6)
                                       --------    -----      --------     -----      --------       --------
Gross profit                            $52,412     17.7%      $43,955      16.3%       $8,457           19.2%
                                       ========    =====      ========     =====      ========       ========

(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales increased $26,398 or 9.8%, to $296,359 for the fiscal year ended June 30, 2004 compared with $269,961 for the prior year. We reported particularly strong sales and gross profit for the year ended June 30, 2004 for the Health Sciences segment, as explained below. Net sales for the other three segments combined increased $5,555 or 5.0% in fiscal 2004.

HEALTH SCIENCES

The Health Sciences segment reported a significant increase in sales and accounted for 79.0% of the overall increase in 2004. This segment has achieved gains in market share and experienced strong demand for certain active pharmaceutical ingredients (APIs) launched during fiscal 2003 and 2004. This segment's sales were $180,701 for fiscal 2004 versus $159,858 in fiscal 2003, an increase of $20,843 or 13.0%. The primary reason for the improvement in revenue was an increase of $15,576 attributable to follow-up shipments of several APIs that were launched in fiscal 2003 and sold to companies that had received approval to market these products. Some of these increases were offset, however, by a decrease in sales volume of one API, which had sales of $7,839 in fiscal 2004 compared to $22,781 during fiscal 2003. This represents an example of the possible life cycle of a generic pharmaceutical product: the product launch period can be followed by a reduction in volume once the initial distribution channels are filled. The segment increase can also be attributed to the overall increase in sales volume from our foreign subsidiaries of $16,887, net of the increase in follow-up API sales mentioned above. The foreign subsidiaries increased sales is attributed to the acquisition of Pharma Waldhof (which contributed $4,958 of the increase), the effect of foreign currency rate changes due to the strengthening of the Euro, an expanded distribution agreement with a major supplier, sales from new products and improved market penetration.

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

INSTITUTIONAL SANITARY SUPPLIES

Institutional Sanitary Supplies sales were $4,365 for fiscal 2004 compared to $4,168 in fiscal 2003, an increase of $197 or 4.7%.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) increased 18.0% in fiscal 2004, to $55,915 from $47,402 reported in fiscal 2003. The Health Sciences segment made the largest contribution to this increase as it accounted for $5,006 or 58.8% of the overall increase.

HEALTH SCIENCES

In fiscal 2004, the Health Science segment's gross profit was $33,821, or 18.7% of net sales in fiscal 2004 versus $28,815, or 18.0% of net sales, in the prior year. The increase in gross profit was largely attributable to follow-up shipments of several APIs that were launched in fiscal 2003 and provided a $2,197 or 48.7% increase over last year at gross margin rates that were slightly lower than in the previous year. Additionally, our European operations contributed $5,268 additional gross profit, net of the increase of follow-up APIs mentioned in "Net Sales", due to increased volume of new and existing products, improved market penetration and an expanded distribution agreement with a major supplier for new products in existing and new markets. These increases in gross profit were substantially offset by lower sales and gross profit ($2,178 decrease) attributable to our highest sales volume API during the prior year. Gross profit for the nutritional products was $447 or 11.1% higher than the prior year, with slightly lower gross margin rates.

CHEMICALS & COLORANTS

The Chemicals & Colorants segment's gross profit of $15,303 in fiscal 2004 represents an increase of $2,304 or 17.7% over last year's gross profit of $12,999. Gross margin increased to 16.2% this year versus 14.2% in the prior year. The gross profit realized from initial sales from our foreign subsidiaries contributed $1,491 of the segment's overall increase. The increased sales of $5,617 in the categories mentioned in "Net Sales" accounted for additional gross profit of $714. Gross margin rates increased due to a $4,316 decrease in sales to one major customer whose sales have generated lower than normal margins, along with an overall improvement in margins across other categories due to changes in product mix and some instances of improved pricing.

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

INSTITUTIONAL SANITARY SUPPLIES

Institutional Sanitary Supplies gross profits were $1,288 or 29.5% in 2004 versus $1,465 or 35.1% in 2003.

Unallocated cost of sales remained flat at $3,503 in fiscal 2004, compared to $3,447 in the prior year, representing a 1.6% increase. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges and increased sales and shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $5,366 or 17.3% to $36,294 for fiscal 2004 from $30,928 for fiscal 2003. As a percentage of sales, SG&A increased to 12.2% for fiscal 2004 versus 11.5% for fiscal 2003. SG&A increased primarily due to the effect of changes in foreign currency exchange rates resulting from the strengthening of the Euro in our Euro-zone operations ($1,116), the acquisition of Pharma Waldhof ($1,505), increases in professional fees, including internal control documentation and assessment as mandated by the Sarbanes-Oxley legislation ($867), and legal fees related to recent business agreements, product registration fees and the dismissal of a lawsuit related to a former supplier and ongoing litigation ($596). We sold certain real estate in fiscal 2003 and realized a net gain of $291 on the sale. This gain reduced overall SG&A and lowered SG&A as a percentage of sales. Excluding this transaction, SG&A as a percentage of sales would have been 11.6% last year.

OPERATING INCOME

In fiscal 2004 operating income was $16,118 compared to $13,027 in fiscal 2003, an increase of $3,091 or 23.7%. This increase was primarily due to the overall increase in gross profit of $8,457, which was partially offset by the $5,366 increase in SG&A expenses.

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

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 2004 decreased to 24.4% from 29.2% for fiscal 2003. The decrease in the effective tax rate was primarily due to increased earnings in lower foreign tax jurisdictions as compared to the prior year.

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE

For fiscal year 2003, we recorded a one-time charge of $1,873, or $0.08 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142, "Goodwill and Other Intangible Assets." This charge was related to impairment of the goodwill associated with CDC Products Corp., one of the two subsidiaries forming our Institutional Sanitary Supply segment and was due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS No. 142.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At June 30, 2005, we had $19,950 in cash, $5,068 in short-term investments and $126 in short-term bank loans. Working capital was $94,249 at June 30, 2005, versus $86,420 at June 30, 2004.

Our cash position at June 30, 2005, decreased $3,380 from the amount at June 30, 2004. Operating activities used cash of $1,396, primarily due to inventories having been increased by $10,245 in order to take advantage of current prices in an environment of rising prices and the anticipated revaluation of the Chinese currency which may increase future product costs. This was partially offset by net income of $10,015.

Investing activities provided cash of $1,105, primarily as a result of net proceeds from investments of $4,537. This was partially offset by $3,576 of expenditures for property and equipment, including the purchase of office space located in Shanghai, China in the amount of $3,015.

Financing activities used cash of $3,069 primarily as a result of payments of cash dividends of $3,641 and payment of a related party note of $500, which were partially offset by proceeds from the exercise of stock options of $946.

CREDIT FACILITIES

We have available credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $17,792, of which, $126 in short-term bank loans were outstanding and $450 in letters of credit were utilized as of June 30, 2005. We are not subject to any financial covenants under these arrangements.

We have a revolving credit agreement with a financial institution that expires June 30, 2007, and provides for available credit of $10,000. At June 30, 2005, we had utilized $1,333 in letters of credit, leaving $8,667 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2005.

WORKING CAPITAL OUTLOOK

Working capital was $94,249 at June 30, 2005, versus $86,420 at June 30, 2004. The increase in working capital was primarily attributable to net income during the year. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months. We may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2005, we had no significant obligations for capital expenditures. At June 30, 2005, contractual cash obligations and other commercial commitments were as follows:

                                                     Payments Due and/or
                                                     Amount of Commitment
                                                    (Expiration per Period)
                                                    -----------------------

                                               Less than       1-3          4-5          After
                                 Total          1 year        years        years        5 years
                                 -----          ------        -----        -----        -------
Operating leases                 $  9,448      $  1,984      $ 3,615      $ 3,017       $   832

Short-term bank loans                 126           126            -            -             -

Commercial letters of credit        1,783         1,783            -            -             -

Standby letters of credit              78            78            -            -             -

Unconditional purchase
obligations                        24,303        24,303            -            -             -
                                 --------      --------      -------      -------       -------

Total                            $ 35,738      $ 28,274      $ 3,615      $ 3,017       $   832
                                 ========      ========      =======      =======       =======

Other significant commitments and contingencies include the following:

     1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan of $2,430 and the assets held by the grantor trust amounted to $2,087 as of June 30, 2005.

     2. One of our subsidiaries markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). FIFRA requires that test data be provided to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

     3. We, together with our subsidiaries, are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know how the final resolution of these matters will affect our results of operations in a particular reporting period. Our management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon our financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. During fiscal years 2005, 2004 and 2003, we incurred legal fees of $215, $310 and $291, respectively, for services rendered to the Company by those law firms. The fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. We do not believe that adoption of SFAS No. 154 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair-value-based method. This statement is effective for annual periods beginning after June 15, 2005 (our 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. We will use the modified prospective approach in adopting the provisions of SFAS No. 123R. Our adoption of SFAS No. 123R on July 1, 2005 will not have a material effect on our financial statements since all prior grants of stock options are fully vested as of June 30, 2005. Future grants of stock options will result in compensation expense.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and the FASB issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. We evaluated what effect the repatriation provision would have on us, and we decided not to repatriate extraordinary dividends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

INVESTMENT MARKET PRICE RISK

We had short-term investments of $5,068 at June 30, 2005. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $507 as of June 30, 2005. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2005, we had foreign currency contracts outstanding that had a notional amount of $11,456. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2005, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to June 30, 2005, was $(278). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $49 and $(210) in 2005 and 2004, respectively, is recorded in accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income
(loss). On June 30, 2005, we had translation exposure to various foreign currencies, with the most significant being the Euro, the Chinese Renminbi and the Singapore dollar. The potential loss as of June 30, 2005, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $4,194. Actual results may differ.

INTEREST RATE RISK

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial. However, there can be no assurances that interest rates will not significantly affect our results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are set forth at the end of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

Our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2005, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2005, was effective.

Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2005, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

In connection with the evaluation by our principal executive and principal financial officers of changes in internal control over financial reporting that occurred during our last quarter of fiscal 2005, no change in Aceto's internal control over financial reporting was identified that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

LIMITATIONS ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     o provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projecting any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 1, 2005.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 1, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 1, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 1, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 1, 2005.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this annual report.

(b)  Exhibits

     The Exhibits required by this Item 15 are listed in the Exhibit Index set forth at the end of this annual report.

                       ACETO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firm

Consolidated financial statements:

        Consolidated balance sheets as of June 30, 2005 and 2004

        Consolidated statements of income for the years ended June 30, 2005, 2004 and 2003

        Consolidated statements of cash flows for the years ended June 30, 2005, 2004 and 2003

        Consolidated statements of shareholders' equity and comprehensive income for the years ended June 30, 2005, 2004 and 2003

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders
Aceto Corporation:


We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 8, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.




/s/ KPMG LLP

Melville, New York
September 8, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Aceto Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Aceto Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that Aceto Corporation maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended June 30, 2005, and our report dated September 8, 2005 expressed an unqualified opinion on those consolidated financial statements.




/s/ KPMG LLP

Melville, New York
September 8, 2005


                                          ACETO CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                             AS OF JUNE 30, 2005 AND 2004
                                       (in thousands, except per-share amounts)


                                                                                            2005               2004
                                                                                          --------           --------
ASSETS
Current assets:
     Cash and cash equivalents                                                            $ 19,950           $ 23,330
     Investments                                                                             5,068              9,888
     Receivables:
           Trade, less allowance for doubtful accounts (2005, $427;
             2004, $1,033)                                                                  49,636             53,084
           Other                                                                             1,421              1,504
                                                                                          --------           --------
                                                                                            51,057             54,588

     Inventory                                                                              51,722             41,784
     Prepaid expenses and other current assets                                                 821              1,165
     Assets held for sale                                                                      242                  -
     Income taxes receivable                                                                     -                606
     Deferred income tax benefit, net                                                        2,780              1,613
                                                                                          --------           --------
                  Total current assets                                                     131,640            132,974

Long-term notes receivable                                                                     624                747

Property and equipment, net                                                                  5,543              2,654
Goodwill                                                                                     1,720              3,179
Intangible assets, net                                                                       3,153              3,701
Deferred income tax benefit, net                                                             3,626              4,579
Other assets                                                                                 2,722              1,863
                                                                                          --------           --------

TOTAL ASSETS                                                                              $149,028           $149,697
                                                                                          ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Drafts and acceptances payable                                                         $  2,462           $  4,610
   Short term bank loans                                                                       126                  -
   Accounts payable                                                                         24,783             31,292
   Note payable - related party                                                                500              1,000
   Accrued expenses                                                                          9,474              9,652
   Liabilities relating to assets held for sale                                                 46                  -
                                                                                          --------           --------
                  Total current liabilities                                                 37,391             46,554

Long-term liabilities                                                                        3,811              2,720
Minority interest                                                                              171                157
                                                                                          --------           --------
                  Total liabilities                                                         41,373             49,431

Commitments and contingencies (Note 17)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares
     issued; 24,282 and 24,118 shares outstanding at June 30, 2005 and 2004,                   256                256
     respectively
   Capital in excess of par value                                                           56,903             57,111
   Retained earnings                                                                        62,864             56,490
   Treasury stock, at cost, 1,362 and 1,526 shares at June 30, 2005 and 2004,
     respectively                                                                          (13,505)           (15,135)
   Accumulated other comprehensive income                                                    1,137              1,544
                                                                                          --------           --------
                  Total shareholders' equity                                               107,655            100,266
                                                                                          --------           --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $149,028           $149,697
                                                                                          ========            =======

See accompanying notes to consolidated financial statements.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                       (in thousands, except per-share amounts)


                                                                           2005             2004             2003
                                                                        ----------       ----------       ----------
Net sales                                                               $  313,381       $  296,359       $  269,961
Cost of sales                                                              260,280          243,947          226,006
                                                                        ----------       ----------       ----------
   Gross profit                                                             53,101           52,412           43,955

Selling, general and administrative expenses                                41,561           36,294           30,928
                                                                        ----------       ----------       ----------
   Operating income                                                         11,540           16,118           13,027

Other income (expense):
   Interest expense                                                            (73)            (101)            (284)
   Interest and other income, net                                            1,321            1,334              713
                                                                        ----------       ----------       ----------
                                                                             1,248            1,233              429
                                                                        ----------       ----------       ----------

Income from continuing operations before income taxes                       12,788           17,351           13,456
Provision for income taxes                                                   2,163            4,240            3,934
                                                                        ----------       ----------       ----------
Income from continuing operations                                           10,625           13,111            9,522
Loss from discontinued operations, net of income taxes (Note 3)               (610)             (44)             (54)
                                                                        ----------       ----------       ----------
Income before cumulative effect of accounting change                        10,015           13,067            9,468
Cumulative effect of accounting change                                           -                -           (1,873)
                                                                        ----------       ----------       ----------
Net income                                                              $   10,015       $   13,067       $    7,595
                                                                        ==========       ==========       ==========

Basic income per common share:
   Income from continuing operations                                    $     0.44       $     0.55       $     0.41
   Loss from discontinued operations                                         (0.03)               -                -
   Cumulative effect of accounting change                                        -                -       $    (0.08)
                                                                        ----------       ----------       ----------
   Net income                                                           $     0.41       $     0.55       $     0.33

Diluted income per common share:
   Income from continuing operations                                    $     0.43       $     0.53       $     0.40
   Loss from discontinued operations                                         (0.02)               -                -
   Cumulative effect of accounting change                                        -                -       $    (0.08)
                                                                        ----------       ----------       ----------
   Net income                                                           $     0.41       $     0.53       $     0.32

Weighted average shares outstanding:
   Basic                                                                    24,198           23,873            23,260
   Diluted                                                                  24,670           24,477            23,727

See accompanying notes to consolidated financial statements.


                                           ACETO CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                        (in thousands, except per-share amounts)


                                                                              2005             2004             2003
                                                                           ----------       ----------       ----------


Operating activities:
   Net income                                                              $   10,015       $   13,067       $    7,595
   Loss from discontinued operations                                              610               44               54
                                                                           ----------       ----------       ----------
   Net income from continuing operations, before cumulative effect of
   accounting change                                                           10,625           13,111            7,649
   Adjustments to reconcile net income to net cash (used in) provided by continuing operations:
         Cumulative effect of accounting change                                     -                -            1,873
         Depreciation and amortization                                          1,291            1,119            1,036
         Gain on sale of assets                                                   (10)               -             (291)
         Provision for doubtful accounts                                          343              520              446
         Non-cash stock compensation                                              329              190              225
         Deferred income taxes                                                    650              (26)             196
         Income tax benefit on exercise of stock options                          142            1,532            1,589
         Changes in assets and liabilities:
           Investments - trading securities                                       231             (111)              74
           Trade accounts receivable                                            3,061           (8,289)            (593)
           Other receivables                                                       83               63            3,042
           Income taxes receivable                                                606              (26)            (903)
           Inventory                                                          (10,245)           2,166           (4,607)
           Prepaid expenses and other current assets                              351             (242)             281
           Other assets                                                          (279)            (721)              31
           Drafts and acceptances payable                                      (2,148)           4,243           (3,516)
           Accounts payable                                                    (6,518)           9,563            2,502
           Accrued expenses and other liabilities                                  92           (3,436)              (4)
                                                                           ----------       ----------       ----------
Net cash (used in) provided by operating activities                            (1,396)          19,656            9,030
                                                                           ----------       ----------       ----------

Investing activities:
     Purchases of investments                                                  (4,463)          (9,000)               -
     Proceeds on maturity of investments                                            -                -              369
     Proceeds from sale of investments                                          9,000              100                -
     Payments received on notes receivable                                        144              277               96
     Acquisition of Pharma Waldhof, net of cash acquired                            -           (4,632)               -
     Proceeds from sale of property, net of closing costs                           -                -              173
     Purchases of property and equipment                                       (3,576)            (706)            (629)
                                                                           ----------       ----------       ----------
Net cash provided by (used in) investing activities                             1,105          (13,961)               9
                                                                           ----------       ----------       ----------

Financing activities:
     Proceeds from exercise of stock options                                      946            3,079            3,240
     Payment of current installments of long-term liabilities                       -                -             (272)
     Payment of note payable - related party                                     (500)                                -
     Payment of cash dividends                                                 (3,641)          (2,719)          (2,316)
     Payments for purchases of treasury stock                                       -                -              (39)
     Borrowings (repayments) of short-term bank loans                             126           (3,413)          (4,020)
                                                                           ----------       ----------       ----------
Net cash used in financing activities                                          (3,069)          (3,053)          (3,407)
                                                                           ----------       ----------       ----------

Net cash provided by (used in) discontinued operations                              6               34              (52)
                                                                           ----------       ----------       ----------

Effect of foreign exchange rate changes on cash                                   (26)             391              428
                                                                           ----------       ----------       ----------

Net (decrease) increase in cash and cash equivalents                           (3,380)           3,067            6,008
Cash and cash equivalents at beginning of period                               23,330           20,263           14,255
                                                                           ----------       ----------       ----------
Cash and cash equivalents at end of period                                 $   19,950       $   23,330       $   20,263
                                                                           ==========       ==========       ==========

See accompanying notes to consolidated financial statements.


                                                 ACETO CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                                              (in thousands, except per-share amounts)


                                                                                                              ACCUMULATED
                                                             CAPITAL IN                                          OTHER
                                           COMMON STOCK       EXCESS OF    RETAINED       TREASURY STOCK     COMPREHENSIVE
                                         SHARES    AMOUNT     PAR VALUE    EARNINGS     SHARES     AMOUNT       INCOME        TOTAL
                                        --------------------------------------------------------------------------------------------
Balance at June 30, 2002                  25,644       $256      $56,328      $40,863     (2,467)  $(24,252)         $95    $73,290
Net income                                     -          -            -        7,595          -          -            -      7,595
   Other comprehensive income:
      Change in fair value of cross
        currency interest rate swap            -          -            -            -          -          -         (117)      (117)
      Foreign currency translation
        adjustments                            -          -            -            -          -          -        1,062      1,062
                                                                                                                            -------
Comprehensive income                                                                                                          8,540
                                                                                                                            -------
Stock issued pursuant to employee
    stock incentive plans                      -          -           61            -         17        175            -        236
Cash dividends ($0.10 per share)               -          -            -       (2,316)         -          -            -     (2,316)
Exercise of stock options                      -          -       (1,040)           -        447      4,280            -      3,240
Tax benefit from exercise of stock             -          -        1,589            -          -          -            -      1,589
    options
Purchases of treasury stock                    -          -            -            -        (4)       (39)            -        (39)
Lapsed stock options                           -          -           29            -          -          -            -         29
                                        --------------------------------------------------------------------------------------------
Balance at June 30, 2003                  25,644        256       56,967       46,142     (2,007)   (19,836)       1,040     84,569
Net income                                     -          -            -       13,067          -          -            -     13,067
   Other comprehensive income:
      Change in fair value of cross
        currency interest rate swaps           -          -            -            -          -          -         (210)      (210)
      Foreign currency translation
        adjustments                            -          -            -            -          -          -          714        714
                                                                                                                            -------
Comprehensive income:                                                                                                        13,571
                                                                                                                            -------
Stock issued pursuant to employee
    stock incentive plans                      -          -           50            -         19        184            -        234
Cash dividends ($0.11 per share)               -          -            -       (2,719)         -          -            -     (2,719)
Exercise of stock options                      -          -       (1,438)           -        462      4,517            -      3,079
Tax benefit from exercise of stock
    options                                    -          -        1,532            -          -          -            -      1,532
                                        --------------------------------------------------------------------------------------------
Balance at June 30, 2004                  25,644        256       57,111       56,490     (1,526)   (15,135)       1,544    100,266
Net income                                     -          -            -       10,015          -          -            -     10,015
   Other comprehensive income:
      Change in fair value of cross
        currency interest rate swap            -          -            -            -          -          -           49         49
      Foreign currency translation
        adjustments                            -          -            -            -          -          -         (383)      (383)
      Unrealized loss on available for
        sale investments                       -          -            -            -          -          -          (52)       (52)
      Additional minimum pension
        liability                              -          -            -            -          -          -          (21)       (21)
                                                                                                                            -------
Comprehensive income                                                                                                          9,608
                                                                                                                            -------
Stock issued pursuant to employee
    stock incentive plans                      -          -          (74)           -         41        408            -        334
Cash dividends ($0.15 per share)               -          -            -       (3,641)         -          -            -     (3,641)
Exercise of stock options                      -          -         (276)           -        123      1,222            -        946
Tax benefit from exercise of stock
    options                                    -          -          142            -          -          -            -        142
                                        --------------------------------------------------------------------------------------------
Balance at June 30, 2005                  25,644        256       56,903       62,864     (1,362)   (13,505)       1,137    107,655

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries ("Aceto" or the "Company") is primarily engaged in the marketing, sale and distribution of pharmaceutical, biopharmaceutical, specialty and industrial chemicals used principally in the agricultural, color producing, pharmaceutical, nutraceutical and surface coating industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States. The Company's customers are primarily located throughout the United States, Germany, France, Australia, the Netherlands, the United Kingdom, Malaysia and Canada.

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

CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2005 and 2004.

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

ENVIRONMENTAL AND OTHER CONTINGENCIES

The Company establishes accrued liabilities for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable. If the contingency is resolved for an amount greater or less than the accrual, or the Company's share of the contingency increases or decreases, or other

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of income in the period such determination was made.

PENSION BENEFITS

In connection with the acquisition of Pharma Waldhof in December 2003 and other entities in Germany, the Company assumed defined benefit pension plans covering certain employees who meet certain eligibility requirements. The net pension benefit obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases and the mortality of participants. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods. The Company's plans are funded in conformity with the funding requirements of applicable government regulations.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of June 30, 2005 and 2004 are as follows:

                                                           2005       2004
                                                           ----       ----
Fair value of cross currency interest rate swaps         $(278)     $(327)
Cumulative foreign currency translation adjustments       1,488      1,871
Unrealized loss on available for sale investments          (52)          -
Additional minimum pension liability                       (21)          -
                                                         ------     ------
Total                                                    $1,137     $1,544
                                                         ======     ======

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

COMMON STOCK

On May 4, 2005, the Board of Directors of the Company authorized the extension of the Company's stock repurchase program for an additional three years, expiring in May 2008. Under the stock repurchase program, the Company is authorized to purchase up to an additional 4,147 shares of common stock, in open market or private transactions, at prices not the exceed the market value of the common stock at the time of such purchase.

On December 2, 2004, the Board of Directors of the Company declared a 3-for-2 stock split, effected in the form of a dividend, that was paid January 10, 2005 to shareholders of record on December 24, 2004. The Company transferred $80 to common stock from capital in excess of par value, representing the aggregate par value of the 8,073 shares issued.

On December 4, 2003, the shareholders of the Company approved an increase in the Company's authorized common stock to 40,000 shares. In addition, the Board of Directors of the Company declared a 3-for-2 stock split, effected in the form of a dividend that was paid January 2, 2004, to shareholders of record on December 17, 2003. The Company transferred $53 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

On December 5, 2002, the Board of Directors of the Company declared a 3-for-2 stock split, effected in the form of a dividend that was paid January 2, 2003, to shareholders of record on December 18, 2002. The Company transferred $33 to common stock from capital in excess of par value, representing the aggregate par value of the shares issued.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock splits for all periods presented.

STOCK OPTIONS

The Company applies the intrinsic value method as outlined in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25), and related interpretations for stock options and other stock-based awards while disclosing pro forma net income and net income per common share as if the fair value method had been applied in

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


accordance with Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation."

Under the intrinsic value method, no compensation expense is recognized if the exercise price of the Company's employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Since the Company has issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock, no compensation cost has been recognized. SFAS No. 123 requires that the Company provide pro forma information regarding net income and net income per common share as if compensation cost for the Company's stock option programs had been determined in accordance with the fair value method prescribed therein.

The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method in each period presented:

                                                2005         2004       2003
                                                ----         ----       ----
Net income - as reported                       $10,015     $13,067     $ 7,595
Add:  Stock-based compensation included
     in reported net income                        329         190         225
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects         (4,643)     (1,366)       (986)
                                               -------     -------     -------
Net income - pro forma                         $ 5,701     $11,891     $ 6,834
                                               =======     =======     =======

Net income per share:
     Basic - as reported                       $  0.41     $  0.55     $  0.33
     Basic - pro forma                         $  0.24     $  0.50     $  0.29

     Diluted - as reported                     $  0.41     $  0.53     $  0.32
     Diluted - pro forma                       $  0.23     $  0.49     $  0.29

Stock-based employee compensation expense under the fair value method for the fiscal year ended June 30, 2005, includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as those options were vested as of their date of grant. All 2,764 stock options outstanding at June 30, 2005 are fully vested and, accordingly, there will be no stock-based employee compensation expense related to those options commencing July 1, 2005.

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

SHIPPING AND HANDLING FEES AND COSTS

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are included in net sales. The costs incurred by the Company for shipping and handling are reported as a component of cost of sales. Cost of sales also includes inbound freight, receiving, inspection, warehousing, distribution network, and customs and duty costs.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 472, 604 and 467 shares for the years ended June 30, 2005, 2004 and 2003, respectively. There were 1,651, 6 and 540 stock options outstanding as of June 30, 2005, 2004 and 2003, respectively, that were not included in the calculation of diluted income per common share for the years ended June 30, 2005, 2004 and 2003, respectively because their effect would have been anti-dilutive.

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the related asset. Expenditures for improvements that extend the useful life of an asset are capitalized. Ordinary repairs and maintenance are expensed as incurred. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income. The components of property and equipment were as follows:

                                                                                        Estimated useful
                                                      June 30, 2005     June 30, 2004      life (years)
                                                      -------------     -------------      ------------
Machinery and equipment                                      $1,412           $ 1,460           10
                                                                                         Shorter of asset
Leasehold improvements                                          787             1,163   life or lease term
Computer equipment and software                               3,312             2,903          3-5
Furniture and fixtures                                        1,010               734           10
Automobiles                                                     425               458           3
Building                                                      3,015                 -           20
Land and land improvements                                      326               326           -
                                                            -------           -------
                                                            $10,287             7,044
Accumulated depreciation and amortization                     4,744             4,390
                                                            -------           -------
                                                            $ 5,543           $ 2,654
                                                            =======           =======

Land and land improvements of $326 at June 30, 2005 and 2004, represents property held for sale and is stated at cost.

Depreciation and amortization of property and equipment amounted to $749, $706, and $795 for the years ended June 30, 2005, 2004, and 2003, respectively.

GOODWILL AND OTHER INTANGIBLES

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

Effective July 1 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". As required by SFAS No. 142, the Company upon adoption performed impairment tests on goodwill as of July 1, 2002. As a result of the impairment tests, the Company recorded a goodwill impairment charge of

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


$1,873, which has been included as a cumulative effect of an accounting change in the accompanying consolidated statement of income for the year ended June 30, 2003. As also required by SFAS No. 142, on at least an annual basis, the Company tests goodwill and other intangible assets for impairment. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, the Company uses many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, the Company utilizes the assistance of an outside valuation firm, as necessary, to help evaluate recorded goodwill.

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

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

The Company accounts for derivatives and hedging activities under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value. Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged. Under the provisions of SFAS No. 133, the method that is used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedged instrument.

For derivatives designated as fair value hedges, changes in fair value are recognized in earnings. If the fair value hedge is fully effective, the change in fair value of the hedged item attributable to the hedged risk is adjusted to fair value and is also recognized in earnings. Changes in the fair value of a derivative that is highly effective and that is designated and qualifies as a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective as a hedge, until earnings are affected by the variability in cash flows of the designated hedged item.

The Company enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the statements of income. Since the Company's interest rate swaps qualify as cash flow hedging activities, the change in their fair value is recorded in accumulated other comprehensive income.

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, which, in the U.S., have been denominated in various foreign currencies, including Euros, British Pounds, Japanese Yen, Singapore Dollars and Chinese Renminbi and at certain foreign subsidiaries in U.S. dollars and other non-local currencies.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the risk by hedging the majority of its foreign currency receivables and payables by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of the foreign currency receivable or for the exact amount of foreign currency needed to pay for specific purchase orders, and the futures mature on the due date of the related foreign currency vendor invoices or customer receivables, the Company believes that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures, which have been designated as fair value hedges under SFAS No. 133, to pay suppliers in the appropriate currency. The difference between the fair value and notional amounts of the foreign currency contracts and the related commitments are recorded as an asset with a corresponding liability and were not material at June 30, 2005 and 2004. The gains or losses for the changes in the fair value of the foreign currency contracts are recorded in cost of sales (sales) and offset the gains or losses associated with the impact of changes in foreign exchange rates on trade payables (receivables) denominated in foreign currencies. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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

(3) ASSETS HELD FOR SALE

On December 31, 2004, management committed to a plan to sell the entire Institutional Sanitary Supplies segment. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of this segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the periods ended December 31, 2004 and March 31, 2005 to "continuing operations" in the consolidated statement of income for the year ended June 30, 2005, which included a $619 asset impairment charge included in selling, general and administrative expenses. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which continue to be included in discontinued operations in the consolidated statements of income. The Company plans to discontinue the use of the leased space previously occupied by CDC and Magnum Research Corp. and may incur a related charge for the lease, which expires in November 2009.

Assets held for sale of the disposal group included in the accompanying consolidated balance sheet as of June 30, 2005, consist of current assets (primarily accounts receivable and inventory) of $217, and goodwill of $25. Liabilities related to the assets held for sale reported in the accompanying consolidated balance sheet as of June 30, 2005, consist of accounts payable and accrued expenses of $46.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


Operating results of discontinued operations for the fiscal years ended June 30, 2005, 2004 and 2003 were as follows:

                                            2005           2004          2003
                                            ----           ----          ----

Net sales                                  $ 1,314       $ 1,359       $ 1,315
                                           -------       -------       -------

Loss from operations of discontinued
business                                       (64)          (74)          (90)
Benefit for income taxes                        24            30            36

Non-cash impairment charge                    (920)            -             -
Benefit for income taxes                       350             -             -
                                           -------       -------       -------

Loss from discontinued operations          $  (610)      $   (44)      $   (54)
                                           =======       =======       =======

The presentation in the consolidated statements of income and the statements of cash flows for the years ended June 30, 2004 and 2003 have been reclassified to reflect the discontinued operations. The consolidated balance sheet as of June 30, 2004 has not been reclassified to reflect the discontinued operations.

(4) BUSINESS ACQUISITIONS AND JOINT VENTURE

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

Based in Dusseldorf, Germany, Pharma Waldhof GmbH distributes biologically and chemically derived active pharmaceutical ingredients (APIs) used in therapeutic and diagnostic products. It is a worldwide provider of a patent-protected, biologically derived API used for a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


The purchase price was allocated as follows:

Goodwill                                                        $   806
Accounts receivable                                                 937
Inventory                                                         1,961
Identifiable intangible assets                                    3,847
Cash                                                                387
Other receivables                                                   308
Fixed assets                                                         11
                                                               --------
Total assets                                                      8,257
Less liabilities assumed                                        (3,238)
                                                               --------
Purchase price, including acquisition costs                    $  5,019
                                                               ========

The following unaudited pro forma financial information presents a summary of the Company's consolidated results of operations for the years ended June 30, 2004 and 2003, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003 and 2002, respectively:

                                              2004              2003
                                              ----              ----

Net sales                                  $  300,913        $  279,069
Net income                                 $   14,032        $    9,918

Net income per common share:
  Basic                                    $     0.59        $     0.43
  Diluted                                  $     0.57        $     0.42

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

SCHWEIZERHALL PHARMA

On March 26, 2001, the Company acquired (i) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG ("Schweizerhall Holding"), a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma"). The Schweizerhall Pharma purchase agreement detailed an additional payment to be made to Schweizerhall Holding if the Company realizes certain tax savings due to the utilization of tax benefits (e.g., net operating losses or credits) of Schweizerhall Holding GmbH. Such payment would be 50% of the tax benefit received by the Company and would be recorded as additional goodwill (Note 13).

S.R.F.A.

In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australia-based Nufarm Limited. Each company owns 50% of the joint venture, named S.R.F.A., LLC, that was established to distribute Butoxone(R), an herbicide product for which the Company and Nufarm have acquired an EPA label. Nufarm will continue to formulate Butoxone(R) for the joint venture. S.R.F.A. commenced operations in April 2004. For the fiscal years ended June 30, 2005 and 2004, approximately 78% and 90%, respectively, of the joint venture's product sales were to customers solicited by the Company, with the remainder solicited by Nufarm. Since S.R.F.A. is a variable-interest entity, the Company and Nufarm are de facto agents of the joint venture, and the Company is most closely associated with the joint venture, its results have been consolidated with those of the Company. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A., with those loans being evidenced by demand notes that bear interest at 3.0% per annum. During fiscal 2005, S.R.F.A. repaid $500 of principal to each of Nufarm and the Company. The amounts due Nufarm at June 30, 2005 and 2004 are included as a note payable in the accompanying consolidated balance sheets. Minority interest in the net earnings of

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


S.R.F.A. of $14 and $157 was included in interest and other income, net in the accompanying consolidated statements of income for fiscal 2005 and 2004, respectively.

(5) INVESTMENTS

A summary of short-term investments were as follows:

                                                June 30, 2005                   June 30, 2004
                                                -------------                   -------------
                                         Fair Value       Cost Basis     Fair Value       Cost Basis
                                         ----------       ----------     ----------       ----------
Trading securities
------------------
Corporate equity securities               $   657          $   152        $   888          $   494

Available for sale securities
-----------------------------
Corporate bonds                           $ 1,194          $ 1,210              -                -
Government and agency securities          $ 3,217          $ 3,253        $ 9,000          $ 9,000
                                          -------                         -------
                                          $ 5,068                         $ 9,888
                                          =======                         =======

The gains (losses) on trading securities were $110, $111 and $(74) for fiscal 2005, 2004 and 2003, respectively.

(6) NOTES RECEIVABLE

The Company has five notes receivable with outstanding balances aggregating $697 at June 30, 2005 and six notes receivable with outstanding balances aggregating $841 at June 30, 2004, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from four to eighteen years and earn interest at a fixed rate. The range of fixed rates on the notes is 4.0% to 7.0%. Included in current assets are notes receivable due within one year totaling $73 and $94 at June 30, 2005 and 2004, respectively.

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted the provisions of SFAS No.'s 141 and 142 as of July 1, 2002. The Company had evaluated its existing goodwill that was acquired in prior purchase business combinations and determined that no adjustment or reclassification to intangible assets at July 1, 2002 was required in order to conform to the new criteria in SFAS 141 for recognition apart from goodwill.

Goodwill of $1,720 and $2,234 as of June 30, 2005 and June 30, 2004, respectively, relates to the Health Sciences segment. Goodwill at June 30, 2004, also includes $945 related to the subsidiary included in the discontinued institutional sanitary supplies segment which, in fiscal 2005, was written down to its fair value of $25 in accordance with SFAS No. 142, and is included in assets held for sale at June 30, 2005.

Goodwill in the Health Sciences segment was $6,838 at June 30, 2003, which during fiscal 2004 was increased by $806 for the acquisition of Pharma Waldhof and $59 for foreign currency translation adjustments and decreased by $5,469 for the recognition of acquired tax benefits, net of related accrued liabilities to Schweizerhall Pharma, resulting in goodwill of $2,234 at June 30, 2004, which during fiscal 2005 decreased by $514 for the utilization and recognition of deferred tax assets for acquired foreign net operating loss carryforwards, resulting in goodwill of $1,720 at June 30, 2005.

The year ended June 30, 2003 includes a one-time charge of $1,873, or $0.08 per diluted share, attributable to the cumulative effect of adopting SFAS No. 142. The Company's $1,873 one-time charge was related to the impairment of the goodwill associated with CDC, which is part of the Company's Institutional Sanitary Supply segment. The one-time charge for CDC was due to the change in methodologies used to evaluate the recoverability of goodwill as required under SFAS No. 142.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


Intangible assets subject to amortization as of June 30, 2005 and 2004 were as follows:

                                     Gross Carrying     Accumulated         Net Book
                                         Value          Amortization          Value
                                         -----          ------------          -----
     June 30, 2005
     -------------
     Customer relationships            $  2,648           $    567          $  2,081
     Customer lists                         600                510                90
     Non-compete agreements                 641                486               155
                                       --------           --------          --------
                                       $  3,889           $  1,563          $  2,326
                                       ========           ========          ========

     June 30, 2004
     -------------

     Customer relationships            $  2,644           $    189          $  2,455
     Customer lists                         600                390               210
     Non-compete agreements                 643                442               201
                                       --------           --------          --------
                                       $  3,887           $  1,021          $  2,866
                                       ========           ========          ========

The estimated useful lives of customer relationships, customer lists and non-compete agreements are 7 years, 5 years and 3-5 years, respectively.

As of June 30, 2005 and June 30, 2004, the Company also had $827 and $835, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. Amortization expense for intangible assets subject to amortization amounted to $542, $413 and $241 for the years ended June 30, 2005, 2004 and 2003, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2006 through June 30, 2011 are as follows: 2006: $513; 2007: $423; 2008: $423; 2009: $400; 2010: $378 and 2011:
$189.

(8) ACCRUED EXPENSES

The components of accrued expenses as of June 30, 2005 and 2004 were as follows:

                                                       2005          2004
                                                       ----          ----
     Accrued compensation                            $2,566        $2,836
     Accrued environmental remediation costs          1,195         1,326
     Other accrued expenses                           5,713         5,490
                                                     ------        ------
                                                     $9,474        $9,652
                                                     ======        ======

(9) ENVIRONMENTAL REMEDIATION

During fiscal 1993 the Company announced the closing of its manufacturing subsidiary located in Carlstadt, New Jersey. At the same time an environmental consultant was engaged by the Company to determine the extent of contamination on the site and develop a plan of remediation. During fiscal 2003, based on continued monitoring of the contamination on the site and the current proposed plan of remediation, the Company received an estimate from the consultant, which estimated that the remaining costs of the remediation could be an amount between $1,550 and $3,200. Accordingly, the Company had a liability of $1,550 as of June 30, 2003. The remaining liability as of June 30, 2005 and 2004 is $1,195 and $1,326, respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period. Other than the remediation associated with the Carlstadt, New Jersey facility, the Company is not aware of any material environmental liabilities.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(10) FINANCING ARRANGEMENTS

The Company has a revolving credit agreement with a financial institution that expires June 30, 2007 and provides for available credit of $10,000. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%, which was 4.93%, 2.86% and 2.62% at June 30, 2005, 2004 and 2003, respectively. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at June 30, 2005.

At June 30, 2005 and 2004, the Company had available lines of credit with foreign financial institutions totaling $17,792 and $17,523, respectively. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 4.18%, 2.11% and 1.87% at June 30, 2005, 2004 and 2003, respectively. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $126 in short-term bank loans outstanding and $1,783 in letters of credit leaving an unused facility of $25,883 at June 30, 2005. At June 30, 2004 the Company had no short-term bank borrowings and had utilized $1,161 in letters of credit leaving an unused facility of $26,362. The weighted average interest rate on short-term loans outstanding for the years ended June 30, 2005 and 2004 was 5.24% and 4.18% respectively.

(11)  STOCK BASED COMPENSATION PLANS

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company's shareholders in December 2002. Under the 2002 Plan, options or restricted stock to purchase up to 1,688 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

In December 2002, the Company granted 1,058 options to employees and directors under the 2002 Plan at an exercise price of $4.28 per share, which was equal to the market value of the common stock on the date of grant. All of these options vested in December 2003. The options expire no later than ten years from the date of grant.

In August 2003, the Company granted 368 options to employees and directors under the 2002 Plan at an exercise price of $8.22 per share. All of these options vested in December 2004.

In December 2003, the Company granted 21 options to employees under the 2002 Plan at an exercise price of $9.07 per share. During the remainder of fiscal 2004, the Company granted 20 options to employees at prices ranging from $9.75 to $10.67 per share. These options vested on the first anniversary of the date of grant.

All options granted during fiscal 2004 were at exercise prices equal to the market value of the common stock on the date of grant and expire no later than ten years from the date of grant. As of June 30, 2005, there were 272 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 94 shares of common stock available for grant as either options or restricted stock at June 30, 2005.

Under the terms of the Company's 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested. Under the 1980 Plan, there were 233 options to purchase shares of common stock available for grant at June 30, 2005. The 1980 Plan expires September 2005. Outstanding options survive the expiration of the 1980 Plan.

In September 2004, the Company granted 1,317 options under the 1980 Plan to employees, 64 options under the 1998 Plan to directors and employees and 2 options under the 2002 Plan to employees at an exercise price of $10.95 per share which was equal to the market value of the common stock on the date of grant. These options were vested as of their date of grant and will expire ten years from such date.

The following summarizes the shares of common stock under option for all plans at June 30, 2005, 2004 and 2003, and the activity with respect to options for the respective years then ended:


                                                          Weighted average
                                     Shares subject to   exercise price per
                                           option              share
                                     ----------------------------------------
Balance at June 30, 2002                   2,319               $ 2.98
Granted                                    1,058                 4.28
Exercised                                 (1,091)                3.10
Forfeited                                  ( 119)                2.96
-----------------------------------------------------------------------------
Balance at June 30, 2003                   2,167                 3.54
Granted                                      408                 8.35
Exercised                                   (890)                3.46
Forfeited                                    (53)                5.46
-----------------------------------------------------------------------------
Balance at June 30, 2004                   1,632                 4.72
Granted                                    1,383                10.95
Exercised                                   (171)                5.18
Forfeited                                    (80)                9.62
-----------------------------------------------------------------------------
Balance at June 30, 2005                   2,764               $ 7.65


Options exercisable at June 30, 2005, 2004 and 2003 were 2,764, 1,247 and 809, respectively. The weighted average exercise price per share for options exercisable at June 30, 2005, 2004 and 2003 was $7.65, $3.59 and $2.88,
respectively. At June 30, 2005, outstanding options had expiration dates ranging from December 10, 2008 to December 31, 2015.

Under the 1980 Plan, during the period options become exercisable, compensation is charged to operations for the excess of the market value of the common stock over the option exercise price at the date of grant. No such charges to operations were incurred for the three years ended June 30, 2005. Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2005, 2004 and 2003, restricted stock awarded and premium shares vested of 41, 19 and 17 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders' equity by $334, $234 and $236, respectively. The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $329, $190 and $225 in fiscal 2005, 2004 and 2003, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


Summarized information about stock options outstanding and exercisable at June 30, 2005, is as follows:

                             Number of
  Exercise Price Range        Options       Average Life      Average
                            Outstanding         (1)         Price (2)
                          and Exercisable
-----------------------------------------------------------------------
      $2.67 - 4.28             1,113           7.86           $3.56
      8.21 - 10.81               348           8.18            8.39
         10.95                 1,303           9.20           10.95
                               -----
                               2,764


(1) Weighted-average contractual life remaining, in years.
(2) Weighted-average exercise price.

The per-share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $4.38, $3.63 and $3.67, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             Expected        Expected       Risk-free
     Date of Grant        Volatility (%)   Life (years)   interest rate   Dividend yield
------------------------------------------------------------------------------------------
      Fiscal 2003:
      ------------
     December 2002              40              7.5           3.79             2.22

      Fiscal 2004:
      ------------
      August 2003               40              7.5           4.12             1.24
     December 2003              40              7.5           4.02             1.69
     February 2004              40              7.5           4.29             1.12
       March 2004               40              7.5           4.29             1.16
       June 2004                40              6.0           4.00             1.06

      Fiscal 2005:
      ------------
     September 2004             40              6.0           3.76             1.04


(12)  INTEREST AND OTHER INCOME

Interest and other income during fiscal 2005, 2004 and 2003 was comprised of the following:

                                           2005        2004        2003
                                           ----        ----        ----
Dividends                                $    86     $     83    $   139
Interest                                     459          491        458
Net gain (loss) on investments               117          111        (74)
Foreign government subsidies received        457          395         34
Minority interest                            (14)        (157)         -
Foreign currency gains                       182          143        117
Miscellaneous                                 34          268         39
                                         -------     -------     -------
                                         $ 1,321     $ 1,334     $   713
                                         =======     =======     =======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(13) INCOME TAXES

The components of income from continuing operations before the provision for income taxes are as follows:

                                  2005           2004         2003
                              ----------------------------------------
Domestic operations             $   (332)     $  4,015      $  5,862
Foreign operations                13,120        13,336         7,594
                                --------      --------      --------
                                $ 12,788      $ 17,351      $ 13,456
                                ========      ========      ========


The components of the provision for income taxes are as follows:


                                  2005           2004         2003
                              ----------------------------------------
Federal:
  Current                       $    293      $  1,355      $  1,829
  Deferred                          (692)          (22)          103
State and local:
  Current                            126           119           353
  Deferred                          (184)           (4)           93
Foreign:
  Current                          1,023         1,399         1,556
  Deferred                         1,597         1,393             -
                                --------      --------      --------
                                $  2,163      $  4,240      $  3,934
                                ========      ========      ========


Income taxes payable, which is included in accrued expenses, was $425 at June 30, 2005 and income taxes receivable was $606 at June 30, 2004.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2005 and 2004 are presented below:

                                                       2005         2004
                                                       ----         ----
Deferred tax assets:
   Accrued environmental remediation liabilities
     not currently deductible                         $    473    $    531
   Accrued deferred compensation                           969         686
   Additional inventoried costs for tax purposes           162         106
   Allowance for doubtful accounts receivable              125         241
   Depreciation and amortization                            89         174
   Other                                                    48          37
   Impairment charges                                      556           -
   Domestic net operating loss carryforwards               961         159
   Foreign net operating loss carryforwards              5,280       8,065
                                                      --------    --------
     Total gross deferred tax assets                     8,663       9,999
     Valuation allowances                               (1,753)     (3,465)
                                                      --------    --------
     Total net deferred tax assets                       6,910       6,534
                                                      --------    --------

Deferred tax liabilities:
   Unrealized gain on investments                         (192)       (149)
   Goodwill                                               (312)       (193)
                                                      --------    --------
     Total gross deferred tax liabilities                 (504)       (342)
                                                      --------    --------

Net deferred tax assets                               $  6,406    $  6,192
                                                      ========    ========

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


The net change in the total valuation allowance for the year ended June 30, 2005 and 2004 was a decrease of $1,712 and $2,072, respectively, resulting primarily from the utilization of, or establishing deferred tax assets for the projected utilization of, certain foreign net operating loss carryforwards for which a full valuation allowance was previously established, partially offset by a valuation allowance recorded for net operating loss carryforwards generated in certain other foreign jurisdictions. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2005, the Company will need to generate future taxable income of approximately $17,000.

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

In fiscal 2005, the Company recorded a tax benefit of $1,777 for certain foreign net operating loss carryforwards which were previously offset by a valuation allowance, of which $514 eliminated the remaining related goodwill and $1,263 reduced income tax expense. Primarily as a result of the acquisition of Pharma Waldhof, the Company recognized certain tax benefits acquired in a prior business acquisition that were previously unrecognized by the Company in the amount of $1,310 in fiscal 2004. In addition, the Company recorded a deferred tax asset, included in foreign net operating loss carryforwards as of June 30, 2004, of $4,712 for the tax savings expected to be realized in future years. The recognition of these tax benefits resulted in a reduction of goodwill of $5,469 and a liability to the seller of $553 of which $429 is included in long-term liabilities at June 30, 2005 and 2004.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $13,900 at June 30, 2005 since substantially all of these earnings are expected to be permanently reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2005, 2004 and 2003 follows:

                                                             2005       2004       2003
                                                             ----       ----       ----
     Federal statutory tax rate                              34.0%      34.0%      34.0%
     State and local taxes, net of federal income tax
           benefit                                           (0.5)       0.7        2.2
     Reduction in valuation allowance                        (9.9)         -          -
     Foreign tax rate differential                           (5.6)      (9.7)      (9.9)
     Other                                                   (1.1)      (0.6)       2.9
                                                            -----      -----      -----
     Effective tax rate                                      16.9%      24.4%      29.2%
                                                            =====      =====      =====

At June 30, 2005, the Company had U.S. federal net operating loss carryforwards of $1,630 which are available to offset future U.S. federal taxable income and which expire in 2024 and 2025. In addition, at June 30, 2005, the Company had foreign net operating loss carryforwards of approximately $15,270 which are available to offset future foreign taxable income and which have no expiration date.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(14) SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during fiscal 2005, 2004 and 2003 was as follows:


                                          2005         2004         2003
                                          ----         ----         ----
Interest                                $   151      $   101      $   560
Income taxes, net of refunds            $   195      $ 1,135      $ 4,234

Non-cash transactions:
During the year ended June 30, 2003, the Company entered into a mortgage note receivable in the amount of $412 for the sale of property.

(15) RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS

The Company has defined contribution retirement plans in which employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $1,161, $1,101 and $1,017 in fiscal 2005, 2004 and 2003, respectively.

DEFINED BENEFIT PLANS

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan's eligibility requirements. The accrued pension liability recorded as of June 30, 2005 amounted to $679, which includes $21 of an additional minimum pension liability recorded in other comprehensive income. The accrued pension liability as of June 30, 2004 was $580. Net periodic pension costs, which consists principally of interest cost and service cost was $84 in fiscal 2005 and insignificant in fiscal 2004. The Company's plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 4.6% and 5.5% and a compensation increase rate of 3.0% and 3.3% were used in determining the actuarial present value of benefit obligations as of June 30, 2005 and 2004, respectively.

DEFERRED COMPENSATION PLANS

To comply with the requirements of the American Jobs Creation Act of 2004, as of December 2004, the Company froze its non-qualified Supplemental Executive Retirement Plan (the "Frozen Plan") and has not allowed any further deferrals or contributions to the Frozen Plan after December 31, 2004. All of the earned benefits of the participants in the Frozen Plan as of December 31, 2004, will be preserved under the existing plan provisions.

On March 14, 2005, the Company's Board of Directors adopted the Aceto Corporation Supplemental Executive Deferred Compensation Plan (the "Plan"). The Plan is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company's 401(k) plan, as well as to permit additional deferrals of a portion of their compensation. The Plan is intended to comply with the provisions of section 409A of the Internal Revenue Code of 1986, as amended, and is designed to provide comparable benefits to those under the Frozen Plan. Substantially all compensation deferred under the Plan, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company. The assets held by the grantor trust are in life insurance policies. As of June 30, 2005 and 2004, the Company recorded a liability under the Plan of $2,430 and $1,711, respectively, (included in long-term liabilities) and an asset (included in other assets) of $2,087 and $1,371, respectively, primarily representing the cash surrender value of policies owned by the Company.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(16) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2005 and 2004 the Company had future foreign currency contracts that have a notional amount of $11,456 and $10,733, respectively. The contracts have varying maturities of less than one year. At June 30, 2005 and 2004, the Company had not hedged open purchase commitments denominated in foreign currencies of approximately $125 and $343, respectively.

The Company is exposed to credit losses in the event of non-performance by the financial institutions, who are the counter parties, on its future foreign currency contracts. The Company anticipates, however, that the financial institutions will be able to fully satisfy their obligations under the contracts. The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institutions.

In addition, the Company enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004, a foreign subsidiary of the Company entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 the foreign subsidiary entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from the date of purchase to June 30, 2005, was $(278). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the statements of income. Since the Company's interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $49, $(210) and $(117) in 2005, 2004 and 2003, respectively, is recorded in accumulated other comprehensive income.

OFF-BALANCE SHEET RISK

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,783 and $1,161 as of June 30, 2005 and 2004, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value as of June 30, 2005 and 2004 was not material. The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2005 and 2004 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2005 and 2004, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2005, 2004 or 2003. Two suppliers accounted for 13% and 12% of purchases in fiscal 2005, one supplier accounted for approximately 10% in fiscal 2004 and a different supplier accounted for approximately 10% in fiscal 2003.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


During the fiscal years ended June 30, 2005, 2004 and 2003, approximately 68%, 59% and 59%, respectively, of the Company's purchases came from Asia and approximately 22%, 29% and 29%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximate $18,120 and $24,700, respectively at June 30, 2005.

(17) COMMITMENTS AND CONTINGENCIES

As of June 30, 2005, the Company has outstanding purchase obligations totaling $24,303 with suppliers to the Company's domestic and foreign operations to acquire certain products for resale to third party customers.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company's results of operations in a particular reporting period is not known. Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company's financial condition or liquidity.

One of the Company's subsidiaries is a defendant in a legal action alleging patent infringement. The patent in question covers a particular method of applying one of the products in the Company's Agrochemicals segment. The plaintiff in this action is seeking damages for lost profits and/or royalties, plus treble damages, prejudgment interest and attorney fees. The Company has denied liability and asserted various defenses, including non-infringement, patent invalidity, and patent unenforceability due to inequitable conduct. A trial is expected to begin later this calendar year. The Company believes there is no merit to the claim and intends to vigorously contest it. The Company is unable to determine the ultimate outcome of this action and accordingly, no provision has been recorded in the consolidated financial statements as of June 30, 2005.

In fiscal 2002 a vendor made allegations that the Company breached a purchase contract. As a result, the Company recorded a liability during fiscal 2003 of $450. During fiscal 2004, the Company received a favorable court ruling and the liability was reversed accordingly.

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring November 2009. At June 30, 2004, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

                 Fiscal year              Amount
         -------------------------------------------
                    2006                  $1,984
                    2007                   1,860
                    2008                   1,755
                    2009                   1,653
                    2010                   1,364
                 Thereafter                  832
                                          ------
                                          $9,448
                                          ======

Total rental expense amounted to $1,665, $1,673 and $1,444 for fiscal 2005, 2004 and 2003, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(18) RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters. During fiscal 2005, 2004 and 2003, the Company incurred legal fees of $215, $310 and $291, respectively, for services rendered to the Company by those law firms.

(19) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its financial statements.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which addresses accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for using a fair-value-based method. This statement is effective for annual periods beginning after June 15, 2005 (the Company's 2006 fiscal year), as if all share-based compensation awards granted, modified or settled after December 15, 1994 had been accounted for using the fair-value-based method of accounting. The Company will use the modified prospective approach in adopting the provisions of FASB Statement No. 123R. The adoption of SFAS 123R on July 1, 2005 will not have a material effect on the Company's financial statements since all prior grants of stock options are fully vested as of June 30, 2005. Future grants of stock options will result in compensation expense.

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and the FASB issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. The Company determined that the repatriation provision would have no effect on the Company since it decided not to repatriate any extraordinary dividends.

(20) SEGMENT INFORMATION

The Company's four reportable segments, organized by product, are as follows:

        o Health Sciences - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.
        o Chemicals & Colorants - products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics and many other areas; dye and pigment intermediates used in the color-producing industries such as textiles, inks, paper, and coatings; intermediates used in the production of agrochemicals.
        o Agrochemicals - products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.
        o Institutional Sanitary Supplies - products include cleaning solutions, fragrances, and deodorants for commercial and industrial customers.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


On December 31, 2004, management committed to a plan to sell the entire Institutional Sanitary Supplies segment. Accordingly, for the six and nine months ended December 31, 2004 and March 31, 2005, respectively, the quarterly results of this segment were included in "loss from discontinued operations" in the consolidated statements of income. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of this segment. The sale of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results from "discontinued operations" to "continuing operations" in the consolidated statements of income for the year ended June 30, 2005. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which continue to be included in discontinued operations in the consolidated statements of income.

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

                                    Health       Chemicals &                      Institutional      Consolidated
                                   Sciences       Colorants    Agrochemicals    Sanitary Supplies       Totals
                                   --------       ---------    -------------    -----------------       ------
2005
----
Net sales                          $184,560       $104,744       $  20,031         $   4,046           $313,381
Gross profit                         32,869         17,224           6,719               696             57,508
Unallocated cost of sales (1)                                                                            (4,407)
                                                                                                       --------
Net gross profit                                                                                       $ 53,101
                                                                                                       ========

2004
----
Net sales                          $180,701        $ 94,395      $  16,898         $   4,365           $296,359
Gross profit                         33,821          15,303          5,503             1,288             55,915
Unallocated cost of sales (1)                                                                            (3,503)
                                                                                                       --------
Net gross profit                                                                                       $ 52,412
                                                                                                       ========

2003
----
Net sales                          $159,858        $ 91,579      $  14,356         $   4,168           $269,961
Gross profit                         28,815          12,999          4,123             1,465             47,402
Unallocated cost of sales (1)                                                                            (3,447)
                                                                                                       --------
Net gross profit                                                                                       $ 43,955
                                                                                                       ========


(1) Represents certain freight and storage costs that are not allocated to a segment.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2005, 2004 AND 2003
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


Net sales by source country for the years ended June 30, 2005, 2004 and 2003 and long-lived assets by location as of June 30, 2005 and 2004 were as follows:

                                      Net Sales                       Gross Profit               Long-lived Assets
                                      ---------                       ------------               -----------------
                       2005         2004         2003        2005        2004       2003        2005         2004
                       ----         ----         ----        ----        ----       ----        ----         ----
United States        $183,397     $166,973     $177,282    $ 29,129    $ 30,122   $ 29,479    $   1,469    $   1,748
Germany                63,518       51,659       35,219      13,041      11,147      5,300          509          585
Netherlands             8,018        9,127        7,568       1,686       1,586      1,829          285          129
France                 12,609       11,522       10,032       1,561       1,368      1,351           90          119
Asia-Pacific           45,839       57,078       39,860       7,684       8,189      5,996        3,190           73
                     --------     --------     --------    --------    --------   --------    ---------    ---------
Total                $313,381     $296,359     $269,961    $ 53,101    $ 52,412   $ 43,955    $   5,543    $   2,654
                     ========     ========     ========    ========    ========   ========    =========    =========

Export sales from the United States to foreign countries amounted to $26,111, $20,487 and $17,792 for the fiscal years ended June 30, 2005, 2004 and 2003, respectively.

In November 2004, the Company purchased office space located in Shanghai, China for approximately $3,015.

(21) UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2005 and 2004.

                                                             For the quarter ended
                                     ------------------------------------------------------------------
                                       September 30,     December 31,     March 31,       June 30,
FISCAL YEAR ENDED JUNE 30, 2005           2004              2004            2005           2005
                                     ------------------------------------------------------------------
Net sales (1)                          $   80,449        $   76,738      $    82,512     $    73,682
Gross profit (1)                           13,515            13,282           14,249          12,055
Net income (2)                              3,375             1,952            1,895           2,793

Net income per diluted share           $     0.14        $     0.08      $      0.08     $      0.11

                                                                 For the quarter ended
                                     ------------------------------------------------------------------
                                       September 30,     December 31,     March 31,       June 30,
FISCAL YEAR ENDED JUNE 30, 2004           2003              2003            2004           2004
                                     ------------------------------------------------------------------
Net sales                              $   71,988        $   68,878      $    79,363     $    76,130
Gross profit                               11,997            12,576           14,850          12,989
Net income                                  3,119             2,963            3,710           3,275

Net income per diluted share           $     0.13        $     0.12      $      0.15     $      0.13

(1) Net sales and gross profit for the quarters ended December 31, 2004 and March 31, 2005 as previously reported, have been adjusted to reflect the reclassification of CDC's operating results from "discontinued operations" to "continuing operations" (see Note 3).

(2) Net income for the quarter ended June 30, 2005 includes a benefit for income taxes of $1,263 relating to the reduction of valuation allowances for the utilization of and establishment of deferred tax assets for foreign net operating loss carryforwards (see note 13).

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.

                                                                     Schedule II

                       ACETO CORPORATION AND SUBSIDIARIES

                        VALUATION AND QUALIFYING ACCOUNTS

                                    For the years ended June 30, 2005, 2004 and 200
                                                 (dollars in thousands


                                        Balance at      Charged to     Charged to
                                       beginning of     costs and        other                       Balance at
         Description                       year          expenses       accounts      Deductions     end of year
-----------------------------------------------------------------------------------------------------------------
 Year ended June 30, 2005
  Allowance for doubtful accounts       $   1,033        $   343            -           $ 949(a)        $  427
                                        =========        =======                        =====           ======

Year ended June 30, 2004
  Allowance for doubtful accounts       $     939        $   520            -           $ 426(a)        $1,033
                                        =========        =======                        =====           ======

Year ended June 30, 2003
  Allowance for doubtful accounts       $     657        $   446            -           $ 164(a)        $  939
                                        =========        =======                        =====           ======


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

        3.3 Amended and restated by-laws of Aceto Corporation, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K dated February 2,
                2005).

        10.1 Aceto Corporation 401(k) Retirement Plan, effective August 1, 1997, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the fiscal year ended June 30, 2004).

        10.2 Supplemental Executive Retirement Plan, as amended and restated, effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company's annual report on Form 10-K for the fiscal year ended June 30,
                2004).

        10.3 Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992).

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

        10.15 Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company's annual report on Form 10-K for the year ended June 30,
                2004).

        10.16 Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Company's annual report on Form 10-K for the year ended June 30, 2004).

        10.17 Share Purchase Agreement dated as of December 12, 2003 between Aceto Holding GmbH and Corange Deutschland Holding GmbH (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K dated December 31, 2003).

        10.18 Aceto Corporation Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to
                Exhibit 10.1 to the Company's current report on Form 8-K dated March 14, 2005).

        10.19 Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2004).

        21.1*   Subsidiaries of the Company.

        23.1*   Consent of KPMG LLP.

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

Date:   September 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                               Title                          Date
----------                               -----                          ----

/s/ Leonard S. Schwartz          Chairman, President and               09-08-05
-----------------------          Chief Executive Officer
Leonard S. Schwartz              (Principal Executive Officer)


/s/ Douglas Roth                 Secretary/Treasurer and               09-08-05
-----------------------          Chief Financial Officer
Douglas Roth                     (Principal Financial and
                                 Accounting Officer)

/s/ Stanley Fischer              Director                              09-08-05
-----------------------
Stanley Fischer

/s/ Robert Wiesen                Director                              09-08-05
-----------------------
Robert Wiesen

/s/ Ira S. Kallem                Director                              09-08-05
-----------------------
Ira S. Kallem

/s/ Albert L. Eilender           Director                              09-08-05
-----------------------
Albert L. Eilender

/s/ Hans C. Noetzli              Director                              09-08-05
-----------------------
Hans C. Noetzli