Form 10-Q
period 2005-09-30
ACETO CORP
filed 2005-11-09
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
                        Commission file number 000-04217
                                               ---------

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes _____ No __X__

The Registrant has 24,299,374 shares of common stock outstanding as of November 4, 2005.

                       ACETO CORPORATION AND SUBSIDIARIES
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - September 30, 2005 (unaudited) and June 30, 2005

         Consolidated Statements of Income - Three Months
         Ended September 30, 2005 and 2004 (unaudited)

         Consolidated Statements of Cash Flows - Three Months
         Ended September 30, 2005 and 2004 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

         Report of Independent Registered Public Accounting Firm

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                          ACETO CORPORATION AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS
                                       (in thousands, except per-share amounts)


                                                                                     September 30,        June 30,
                                                                                         2005               2005
                                                                                     -------------      -------------
                                                                                      (unaudited)
ASSETS
Current assets:
   Cash in banks                                                                     $      22,312      $      19,950
   Investments                                                                               5,064              5,068
   Trade receivables, less allowance for doubtful
           accounts (September, $429, June $427)                                            50,965             49,636
   Other receivables                                                                         1,266              1,421
   Inventory                                                                                50,972             51,722
   Prepaid expenses and other current assets                                                 1,576                821
   Assets held for sale                                                                          -                242
   Deferred income tax benefit, net                                                          2,799              2,780
                                                                                     -------------      -------------
         Total current assets                                                              134,954            131,640

Long-term notes receivable                                                                     607                624
Property and equipment, net                                                                  5,479              5,543
Goodwill                                                                                     1,720              1,720
Intangible assets, net                                                                       3,159              3,153
Deferred income tax benefit, net                                                             2,623              3,626
Other assets                                                                                 2,730              2,722
                                                                                     -------------      -------------

TOTAL ASSETS                                                                         $     151,272      $     149,028
                                                                                     =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Drafts and acceptances payable                                                    $       2,879      $       2,462
   Short term bank loans                                                                         -                126
   Accounts payable                                                                         24,307             24,783
   Note payable - related party                                                                500                500
   Accrued expenses                                                                          9,704              9,474
   Liabilities relating to assets held for sale                                                  -                 46
                                                                                     -------------      -------------
         Total current liabilities                                                          37,390             37,391

Long-term liabilities                                                                        3,951              3,811
Minority interest                                                                              178                171
                                                                                     -------------      -------------
         Total liabilities                                                                  41,519             41,373

Commitments and contingencies (Note 14)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;  24,296 and 24,282 shares outstanding at September 30, 2005
       and June 30, 2005, respectively                                                         256                256
   Capital in excess of par value                                                           56,840             56,903
   Retained earnings                                                                        64,838             62,864
   Treasury stock, at cost, 1,348 and 1,362 shares at September 30, 2005 and
       June 30, 2005, respectively                                                         (13,368)           (13,505)
   Accumulated other comprehensive income                                                   1,187               1,137
                                                                                     -------------      -------------
         Total shareholders' equity                                                        109,753            107,655
                                                                                     -------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $     151,272      $     149,028
                                                                                     =============      =============


See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                (unaudited and in thousands, except per-share amounts)


                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                         2005                2004
                                                                                     -------------      -------------
Net sales                                                                            $      74,993      $      80,449
Cost of sales                                                                               62,490             66,934
                                                                                     -------------      -------------
   Gross profit                                                                             12,503             13,515

Selling, general and administrative expenses                                                10,362              9,430
                                                                                     -------------      -------------
   Operating income                                                                          2,141              4,085

Other income (expense):
   Interest expense                                                                            (24)               (20)
   Interest and other income, net                                                              783                548
                                                                                     -------------      -------------
                                                                                               759                528
                                                                                     -------------      -------------

Income from continuing operations before income taxes                                        2,900              4,613
Provision for income taxes                                                                     899              1,245
                                                                                     -------------      -------------
Income from continuing operations                                                            2,001              3,368
(Loss) income from discontinued operations, net of income taxes (Note 3)                       (27)                 7
                                                                                     -------------      -------------
Net income                                                                           $       1,974      $       3,375
                                                                                     =============      =============

Basic income per common share:
   Income from continuing operations                                                 $        0.08      $        0.14
   (Loss) income from discontinued operations                                        $           -      $           -
                                                                                     -------------      -------------

    Net income                                                                       $        0.08      $        0.14

Diluted income per common share:
   Income from continuing operations                                                 $        0.08      $        0.14
   (Loss) income from discontinued operations                                        $           -      $           -
                                                                                     -------------      -------------

    Net income                                                                       $        0.08      $        0.14

Weighted average shares outstanding:
   Basic                                                                                    24,287             24,127
   Diluted                                                                                  24,634             24,657


See accompanying notes to consolidated financial statements and accountants' review report.


                                          ACETO CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (unaudited and in thousands)


                                                                                            Three Months Ended
                                                                                              September 30,
                                                                                         2005                2004
                                                                                     -------------      -------------
Operating activities:
   Net income                                                                        $       1,974      $       3,375
   Loss (income) from discontinued operations                                                   27                 (7)
   Adjustments to reconcile net income to net cash (used in) provided by operating activities:
         Depreciation and amortization                                                         344                339
         Provision for doubtful accounts                                                         -                 40
         Non-cash stock compensation                                                            46                 81
         Deferred income taxes                                                                 984                711
         Gain on sale of CDC product lines                                                     (66)                 -
         Income tax benefit on exercise of stock options                                         -                 18
         Changes in assets and liabilities:
           Investments - trading securities                                                    (38)                21
           Trade accounts receivable                                                        (1,263)               527
           Other receivables                                                                    98                306
           Inventory                                                                           831                416
           Prepaid expenses and other current assets                                          (756)              (550)
           Other assets                                                                       (152)              (268)
           Drafts and acceptances payable                                                      390                509
           Accounts payable                                                                   (505)            (7,212)
           Accrued compensation                                                               (639)              (549)
           Accrued environmental remediation                                                   (43)               (52)
           Income taxes receivable                                                               -                 85
           Other accrued expenses and long-term liabilities                                  1,251                718
                                                                                     -------------      -------------
Net cash (used in) provided by operating activities                                          2,483             (1,492)
                                                                                     -------------      -------------

Investing activities:
     Payments received on notes receivable                                                      13                 23
     Purchases of property and equipment                                                      (136)              (391)
       Proceeds from the sale of certain CDC product lines                                      75                  -
       Purchase of intangible asset                                                            (25)                 -
                                                                                     -------------      -------------
Net cash used in investing activities                                                          (73)              (368)
                                                                                     -------------      -------------

Financing activities:
     Proceeds from exercise of stock options                                                    19                 87
     Income tax benefit on exercise of stock options                                             7                  -
     Borrowings (payments) of short-term bank loans                                           (126)               271
                                                                                     -------------      -------------
     Net cash provided by (used in) financing activities                                      (100)               358
                                                                                     -------------      -------------

     Net cash provided by (used in) discontinued operations                                     75                 (8)
                                                                                     -------------      -------------

     Effect of exchange rate changes on cash                                                   (23)               106
                                                                                     -------------      -------------

Net increase (decrease) in cash                                                              2,362             (1,404)
Cash at beginning of period                                                                 19,950             32,330
                                                                                     -------------      -------------
Cash at end of period                                                                $      22,312      $      30,926
                                                                                     =============      =============


See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventories; goodwill and other intangible assets; environmental and other contingencies; and income taxes.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2005.

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation.

(2)     STOCK-BASED COMPENSATION

Prior to July 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through June 30, 2005 no compensation cost was recognized in the consolidated statements of income. Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of June 30, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statement of income for the three months ended September 30, 2005. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the three months ended September 30, 2005, this new treatment resulted in increased cash flows from financing activities of $7, which reduced cash flows from operating activities by the same amount. The Company's policy is to satisfy stock-based compensation awards with treasury shares.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


The following table illustrates the effect on net income and net income per common share for the three months ended September 30, 2004 as if the Company had consistently measured the compensation cost for the Company's stock option programs under the fair value method adopted in fiscal 2006:

                                                                       Three months ended
                                                                          September 30,
                                                                              2004
                                                                              ----
Net income - as reported                                                    $  3,375
Add:  Stock-based compensation included in reported net income                    81
Deduct:  Total stock-based employee compensation expense determined under fair value method for all awards, net of related tax
     effects                                                                  (4,646)
                                                                            --------
Net loss - pro forma                                                        $ (1,190)
                                                                            ========

Net income (loss) per share:
     Basic - as reported                                                    $   0.14
     Basic - pro forma                                                      $  (0.05)

     Diluted - as reported                                                  $   0.14
     Diluted - pro forma                                                    $  (0.05)

Stock-based employee compensation expense under the fair value method for the three months ended September 30, 2004, includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as those options were fully vested as of their date of grant.

(3)     SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the three months ended September 30, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, CDC's operating results are included in continuing operations in the consolidated statements of income for the three months ended September 30, 2005 and 2004.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, of which $45 was received as of September 30, 2005, the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. The Company plans to discontinue the use of the leased space previously occupied by CDC and Magnum Research Corp. and may incur a related charge for the lease, which expires in December 2009, upon the anticipated exit from the facility in the second quarter of fiscal 2006.

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

Net sales from discontinued operations for the three months ended September 30, 2005 and 2004 were $154 and $371, respectively. The net loss from discontinued operations for the three months ended September 30, 2005 of $27 includes a loss on the sale of assets of Magnum Research Corp of $22, net of income taxes.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


The presentation in the consolidated statement of income and the statement of cash flows for the three months ended September 30, 2004 has been reclassified to reflect the discontinued operations.

(4)     INVESTMENTS

A summary of short-term investments were as follows:

                                              September 30, 2005               June 30, 2005
                                              ------------------               -------------
                                         Fair Value       Cost Basis     Fair Value       Cost Basis
                                         ----------       ----------     ----------       ----------
Trading securities
------------------
Corporate equity securities                $   695          $   152        $   657          $   152

Available for sale securities
-----------------------------
Corporate bonds                              1,182          $ 1,210          1,194          $ 1,210
Government and agency securities             3,187          $ 3,253          3,217          $ 3,253
                                           -------                -        -------
                                           $ 5,064                         $ 5,068
                                           =======                         =======

The gains (losses) on trading securities were $38 and $(21) for the three months ended September 30, 2005 and 2004, respectively.

(5)     GOODWILL AND OTHER INTANGIBLE ASSETS

Intangible assets subject to amortization as of September 30, 2005 and June 30, 2005 were as follows:

                                       Gross Carrying     Accumulated       Net Book
                                           Value          Amortization        Value
                                           -----          ------------        -----
         September 30, 2005
         ------------------

         Customer relationships            $2,645           $   666          $1,979
         Customer lists                       600               540              60
         Non-compete agreements               641               498             143
         EPA Registration                     150                 -             150
                                           ------           -------          ------

                                           $4,036           $ 1,704          $2,332
                                           ======           =======          ======

         June 30, 2005
         -------------

         Customer relationships            $2,648           $   567          $2,081
         Customer lists                       600               510              90
         Non-compete agreements               641               486             155
                                           ------           -------          ------
                                           $3,889           $ 1,563          $2,326
                                           ======           =======          ======

Amortization expense for intangible assets subject to amortization amounted to $141 and $143 for the three months ended September 30, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended September 30 are as follows: 2006: $497; 2007: $437; 2008: $437; 2009: $404; 2010: $393; 2011:
$164.

As of September 30, 2005 and June 30, 2005, the Company also had $827 of intangible assets pertaining to trademarks which are not subject to amortization.

Goodwill of $1,720 as of September 30, 2005 and June 30, 2005, relates to the Health Sciences Segment.

Changes in goodwill and the gross carrying value of certain intangible assets are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


(6)     ACCRUED EXPENSES

The components of accrued expenses as of September 30, 2005 and June 30, 2005 were as follows:

                                                 September 30,     June 30,
                                                     2005            2005
                                                     ----            ----

     Accrued compensation                          $  1,915        $  2,566
     Accrued environmental remediation costs          1,152           1,195
     Other accrued expenses                           6,637           5,713
                                                   --------        --------
                                                   $  9,704        $  9,474
                                                   ========        ========

(7)  COMMON STOCK

On December 2, 2004, the Board of Directors of the Company declared a 3-for-2 stock split, effected in the form of a dividend, that was paid January 10, 2005, to shareholders of record on December 24, 2004. The Company transferred $80 to common stock from capital in excess of par value, representing the aggregate par value of the 8,073 shares issued.

All references to the number of common shares and the per common share amounts have been restated to give retroactive effect to the above stock split, effected in the form of a dividend, for all periods presented.

(8)     NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 347 and 530 shares for the three months ended September 30, 2005, and 2004, respectively. There were 1,646 and 1,388 stock options outstanding as of September 30, 2005, and 2004, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2005, and 2004, respectively because their effect would have been anti-dilutive.

(9)     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                                        Three months
                                                            ended
                                                        September 30,
                                                     2005           2004
                                                     ----           ----
    Comprehensive income:
        Net income                                   1,974          3,375
        Foreign currency translation
        Adjustment                                     183            459
        Unrealized gain (loss) on available
           for sale securities                         (42)           120
        Change in fair value of cross
           currency interest rate swaps                (91)          (168)
                                                    ------         ------
    Total                                           $2,024         $3,786
                                                    ======         ======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


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

(10)    DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $984 during the quarter ended September 30, 2005 related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

(11)    SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the three months ended September 30, 2005 and 2004 was as follows:

                                            2005         2004
                                            ----         ----
     Interest                             $     9      $     8
     Income taxes, net of refunds             279          512

(12)    STOCK BASED COMPENSATION PLANS

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company's shareholders in December 2002. Under the 2002 Plan, options or restricted stock to purchase up to 1,688 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time. As of September 30, 2005, there were 272 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 94 shares of common stock available for grant as either options or restricted stock at September 30, 2005.

Under the terms of the Company's 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested. The 1980 Plan expired in September 2005. Outstanding options survive the expiration of the 1980 Plan.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


The following summarizes the shares of common stock under option for all plans at September 30, 2005 and June 30, 2005, and the activity with respect to options for the three months ended September 30, 2005:

                                                               Weighted average
                                           Shares subject to  exercise price per
                                                 option             share
                                           -------------------------------------
Balance at June 30, 2005                          2,764             $ 7.65
Granted                                               -                  -
Exercised                                            (5)              4.02
Forfeited                                            (5)             10.95
--------------------------------------------------------------------------------
Balance at September 30, 2005                     2,754               7.65

Summarized information about stock options outstanding and exercisable at September 30, 2005, is as follows:


    Exercise Price        Number of
         Range             Options      Average Life      Average
                         Outstanding         (1)         Price (2)
                             and
                         Exercisable
---------------------------------------------------------------------
      $2.67 - 4.28          1,108           7.61           $3.56
      8.21 - 10.81            348           7.93            8.39
         10.95              1,298           8.95           10.95
                            -----
                            2,754
                            =====

(1) Weighted-average contractual life remaining, in years.
(2) Weighted-average exercise price.

(13)    RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms which serve as counsel to the Company on various corporate matters. During the three months ended September 30, 2005 and 2004, the Company incurred legal fees of $114 and $34, respectively, for services rendered to the Company by these law firms.

(14)    COMMITMENTS AND CONTINGENCIES

As of September 30, 2005, the Company had outstanding purchase obligations totaling $28,585 to acquire certain products for resale to third party customers.

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

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed in principle to a settlement. As a result, the Company recorded a liability, included in accrued expenses, at September 30, 2005 and a related charge, included in SG&A expense of $537 for the three months ended September 30, 2005.

Under the terms of the tentative settlement agreement, if executed, the Company will be required to make payments totaling $1,375 over the next five years.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,024 and $1,783 as of September 30, 2005 and June 30, 2005, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


(15)    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes", and FASB SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or ) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for the Company no later than June 30, 2006. The Company is in the process of evaluating what impact, if any, the adoption of FIN 47 will have on its financial statements.

(16)    SEGMENT INFORMATION

The Company's three continuing reportable segments, organized by product, are as follows:

        o Health Sciences - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.

        o Chemicals & Colorants - products include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas; dye and pigment intermediates used in the color-producing industries like textiles, inks, paper, and coatings; intermediates used in the production of agrochemicals.

        o Agrochemicals - products include herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.

The Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from the Company's ongoing business. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC, which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems, the results of which, commencing July 1, 2005, are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

Certain freight and storage costs are not allocated to the segments as such costs are managed on an entity-wide basis, and the information to reasonably allocate such costs is not readily available.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


The Company does not allocate assets by segment. The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Three Months Ended September 30, 2005 and 2004:

                                                                     Institutional
                           Health      Chemicals &                      Sanitary      Consolidated
                          Sciences     Colorants     Agrochemicals      Supplies          Totals
                          --------     ---------     -------------      --------          ------
2005
----
Net sales                 $ 44,664       $ 26,160         $ 4,169               -       $  74,993
Gross profit                 8,833          4,089             656               -          13,578
Unallocated
Cost of sales (1)                                                                          (1,075)
                                                                                        ---------
Net gross profit                                                                        $  12,503
                                                                                        =========

2004
----
Net sales                 $ 52,239       $ 24,005         $ 3,115         $ 1,090       $  80,449
Gross profit                 9,540          3,893             818             196          14,447
Unallocated
Cost of sales (1)                                                                            (932)
                                                                                        ---------
Net gross profit                                                                        $  13,515
                                                                                        =========

(1) Represents certain freight and storage costs that are not allocated to a segment.

Net sales and gross profit by location for the three months ended September 30, 2005 and 2004 and long-lived assets by location as of September 30, 2005 and June 30, 2005 were as follows:

                              Net Sales                 Gross Profit            Long-lived Assets
                              ---------                 ------------            -----------------
                          Three months ended         Three months ended                As of
                             September 30,              September 30,      September 30,     June 30,
                          2005         2004          2005         2004          2005           2005
                          ----         ----          ----         ----          ----           ----
United States           $46,016      $44,300       $ 6,681      $ 6,624       $1,481          $1,469
Germany                  14,862       14,873         4,037        4,009          496             509
Netherlands               3,165        1,935           461          316          259             285
France                    3,102        2,486           401          298           92              90
Asia-Pacific              7,848       16,855           923        2,268        3,151           3,190
                        -------      -------       -------      -------       ------          ------
Total                   $74,993      $80,449       $12,503      $13,515       $5,479          $5,543
                        =======      =======       ======       =======       ======          ======

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Shareholders
Aceto Corporation:

We have reviewed the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2005, the related consolidated statements of income for the three-month periods ended September 30, 2005 and 2004, and the related consolidated statements of cash flows for the three-month periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 8, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2005, is fairly stated, in all material aspects, in relation to the consolidated balance sheet from which it has been derived.


/s/ KPMG LLP


Melville, New York
November 9, 2005

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

EXECUTIVE SUMMARY

We are reporting net sales of $74,993 for the three months ended September 30, 2005. This represents a 6.8% decrease from the $80,449 reported in the comparable prior period. Gross profit for the three months ended September 30, 2005 was $12,503 and our gross margin was 16.7%. Our selling, general and administrative costs for the three months ended September 30, 2005 increased to $10,362, an increase of 9.9% over the $9,430 we reported in the prior period. Our net income decreased to $1,974, or $0.08 per diluted share, a decrease of 41.5% compared to the prior period.

Our financial position as of September 30, 2005, remains strong, as we had cash of $22,312, working capital of $97,564, no long-term debt and shareholders' equity of $109,753.

Our ongoing business is separated into three segments: Health Sciences, Chemicals & Colorants and Agrochemicals.

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

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as the textiles, ink, paper and coatings industries, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, air-conditioning systems, and the production of agrochemicals. Our customers for these products are predominantly located in the United States, and we purchase the products primarily from manufacturers located in China and Western Europe.

The Agrochemicals segment sells herbicides, pesticides, and other agricultural chemicals to customers primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone (R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets.

The Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from our ongoing business. During June 2005, we entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems, the results of which, commencing July 1, 2005, are included in the Chemicals & Colorants segment. On September 6, 2005, we completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. We plan to discontinue the use of the leased space previously occupied by CDC and Magnum Research Corp. and may incur a related charge for the lease, which expires in December 2009, upon the anticipated exit from the facility during the second quarter of fiscal 2006.

Our main business strengths are sourcing, regulatory support and quality control. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different factories.

In this Management's Discussion and Analysis section, we explain our general financial condition and results of operations, including the following:

        o       factors that affect our business
        o       our earnings and costs in the periods presented
        o       changes in earnings and costs between periods
        o       sources of earnings
        o       the impact of these factors on our overall financial condition

As you read this Management's Discussion and Analysis section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three months ended September 30, 2005 and 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

As disclosed in our Form 10-K for the year ended June 30, 2005, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, and income taxes. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Since June 30, 2005, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

                                                             NET SALES BY SEGMENT
                                                       Three months ended September 30,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                                 % of                    % of         $              %
Segment                           Net sales     total     Net sales      total      change         change
-------                           ---------     -----     ---------      -----      ------         ------
Health Sciences                     $44,664      59.6%      $52,239       64.9%    $ (7,575)        (14.5%)
Chemicals & Colorants                26,160      34.8        24,005       29.8        2,155           9.0
Agrochemicals                         4,169       5.6         3,115        3.9        1,054          33.8
Institutional Sanitary Supplies           -         -         1,090        1.4       (1,090)       (100.0)
                                    -------    ------       -------     ------     --------       -------

Net sales                           $74,993     100.0%      $80,449      100.0%    $ (5,456)         (6.8%)
                                    =======    ======       =======     ======     ========       =======


                                                           GROSS PROFIT BY SEGMENT
                                                       Three months ended September 30,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                     Gross      % of        Gross        % of         $              %
Segment                              profit     sales       profit       sales      change         change
-------                              ------     -----       ------       -----      ------         ------
Health Sciences                     $ 8,833      19.8%      $ 9,540       18.3%    $   (707)         (7.4)%
Chemicals & Colorants                 4,089      15.6         3,893       16.2          196           5.0
Agrochemicals                           656      15.7           818       26.3         (162)        (19.8)
Institutional Sanitary Supplies           -         -           196       18.0         (196)       (100.0)
                                    -------    ------       -------     ------     --------       -------

Segment gross profit                 13,578      18.1        14,447       18.0         (869)         (6.0)

Freight and storage costs (1)        (1,075)     (1.4)         (932)      (1.2)        (143)        (15.3)
                                    -------    ------       -------     ------     --------       -------

Gross Profit                        $12,503      16.7%      $13,515       16.8%    $ (1,012)         (7.5)%
                                    =======    ======       =======     ======     ========       =======

(1)     Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $5,456, or 6.8%, to $74,993 for the three months ended September 30, 2005, compared with $80,449 for the prior period. We reported a sales decrease in our Health Sciences segment partially offset by sales increases in our Chemicals & Colorants and Agrochemicals segments, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $7,575 for the three months ended September 30, 2005, to $44,664, which represents a 14.5% decrease from net sales of $52,239 for the prior period. The sales decrease from the prior period is directly attributed to the loss of foreign business of $10,144 from two previously launched APIs due to increased competition. This loss of business was partially offset by a $2,147 increase in net sales from our other foreign operations and $422 increase in net sales from our domestic operations over the prior period.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $26,160 for the three months ended September 30, 2005, compared to $24,005 for the prior period. This increase of $2,155, or 9.0%, over the prior period is partially attributable to a steady increase in the number of products being offered by our foreign subsidiaries. Sales of Chemicals & Colorants products by our foreign subsidiaries for the three months ended September 30, 2005, showed an increase of $811 over the prior period. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $835 less product during the three months ended September 30, 2005. This reduction was more than offset by a $1,378 increase over the prior period in domestic sales of our chemical and colorants offerings; in particular products with increased sales were dye intermediates, agricultural intermediates, and pigment intermediates. In addition, net sales for this segment includes a $788 increase relating to the CDC business during the wind-down period and Anti-Clog sales.

AGROCHEMICALS

Net sales for the Agrochemical segment increased to $4,169 for the three months ended September 30, 2005, an increase of $1,054, or 33.8%, over net sales of $3,115 for the prior period. The increase in net sales was primarily attributable to $473 higher sales of the product sold by our joint venture with Nufarm and an increased demand for a fungicide used on pecans of $477.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $869 to $13,578 (18.1% of net sales) for the three months ended September 30, 2005, as compared to $14,447 (18.0% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $8,833 for the three months ended September 30, 2005, was $707 or 7.4% lower than the prior period. This decrease in gross profit was directly attributed to the loss of business on two larger previously-launched APIs in Asia of $1,466 due to significant competitive pressures. This lost gross profit was partially offset by an increase in gross profit from our operations in Germany of $294 and sales increases from our domestic pharmaceutical intermediates products of $197 over the prior period. The gross margin increased to 19.8% compared to a gross margin of 18.3% for the prior period due primarily to a shift in the product mix of net sales to higher margin products during the three months ended September 30, 2005.

CHEMICALS & COLORANTS

Gross profit for the three months ended September 30, 2005, increased by $196, or 5.0%, over the prior period. Contributions from categories such as agricultural intermediates, dye intermediates and pigment intermediates were the primary reasons for this improvement. The gross margin percentage was 15.6% for the three months ended

September 30, 2005 compared to 16.2% for the prior period due to increasing costs and a shift in product mix to slightly lower margin products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $656 for the three months ended September 30, 2005, versus $818 for the prior period, a decrease of $162 or 19.8%. Gross margin for the quarter was 15.7% compared to the prior period gross margin of 26.3%. The primary cause of the decrease in gross profit was due to higher cost of goods for our largest selling product. We were not able to pass the increased cost on to our customers which reduced our gross profit by $133 compared to last year. The gross profits and margins were also negatively affected by $105 due to higher costs associated with maintaining our EPA registered products.

Unallocated cost of sales increased $143, to $1,075 for the three months ended September 30, 2005 compared to $932 in the prior period, representing a 15.3% increase. The higher costs were mainly a result of higher freight costs due to rising fuel surcharges on shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $932, or 9.9%, to $10,362 for the three months ended September 30, 2005 compared to $9,430 for the prior period. As a percentage of sales, SG&A increased to 13.8% for the three months ended September 30, 2005 versus 11.7% for the prior period. This increase was primarily due to the inclusion of a charge for a proposed settlement of legal claims against our Agrochemicals subsidiary for $537, an increase in fees relating to our audit services and compliance with our obligations under section 404 of the Sarbanes-Oxley Act of $127 and increased compensation and related fringe-benefit costs of $99.

OPERATING INCOME

For the three months ended September 30, 2005, operating income was $2,141 compared to $4,085 in the prior period, a decrease of $1,944 or 47.6%. This decrease was due to the overall decrease in gross profit of $1,012 and the $932 increase in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income was $783 for the three months ended September 30, 2005, which represents an increase of $235 over the prior period. The increase is primarily attributable to an increase of $101 regarding a government subsidy paid annually for doing business in a free trade zone in Shanghai, China, bad debt recoveries of $229 and a gain on the sale of certain assets of $66, partially offset by a net loss on foreign currency of $217.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2005 increased to 31% from 27% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations for one of the subsidiaries forming part of the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $27 for the three months ended September 30, 2005, which includes a loss on the sale of the business of $22 net of income taxes, compared to net income from discontinued operations of $7 in the prior period.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At September 30, 2005, we had $22,312 in cash, $5,064 in short-term investments and no short-term bank loans. Working capital was $97,564 at September 30, 2005, versus $94,249 at June 30, 2005.

Our cash position at September 30, 2005, increased $2,362 from the amount at June 30, 2005. Operating activities provided cash of $2,483, primarily due net income of $1,974 and changes in assets and liabilities.

Investing activities used cash of $73, primarily as a result of expenditures for property and equipment of $136, which was partially offset by proceeds from the sale of certain CDC product lines of $75.

Financing activities used cash of $100 primarily as a result of payments of short-term bank loans of $126, which was partially offset by proceeds from the exercise of stock options of $19.

CREDIT FACILITIES

We have available credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $17,766, which was not utilized as of September 30, 2005. We are not subject to any financial covenants under these arrangements.

We have a revolving credit agreement with a domestic financial institution that expires June 30, 2007, and provides for available credit of $10,000. At September 30, 2005, we had utilized $1,024 in letters of credit, leaving $8,976 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2005.

WORKING CAPITAL OUTLOOK

Working capital was $97,564 at September 30, 2005, versus $94,249 at June 30, 2005. The increase in working capital was primarily attributable to net income during the quarter. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months. We may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At September 30, 2005, we had no significant obligations for capital expenditures. At September 30, 2005, contractual cash obligations and other commercial commitments were as follows:

                                                             Payments Due and/or
                                                            Amount of Commitment
                                                            Expiration Per Period
                                                            ---------------------

                                                  Less Than          1-3            4-5           After
                                    Total           1 Year          Years          Years         5 Years
                                  ---------        --------        -------        -------       ---------
Operating leases                  $   8,132        $  1,780        $ 3,177        $ 2,573       $     602

Commercial letters of credit          1,024           1,024              -              -               -

Standby letters of credit                78              78              -              -               -

Unconditional purchase
obligations                          28,585          28,508             77              -               -
                                  ---------        --------        -------        -------       ---------

Total                             $  37,819        $ 31,390        $ 3,254        $ 2,573       $     602
                                  =========        ========        =======        =======       ---------

Other significant commitments and contingencies include the following:

        1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan of $2,557 and the assets held by the grantor trust amounted to $2,326 as of September 30, 2005.

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

                One of our subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in our Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed in principle to a settlement.

                As a result, the Company recorded a liability, included in accrued expenses, at September 30, 2005 and a related charge, included in SG&A expense of $537 for the three months ended September 30, 2005.

                Under the terms of the tentative settlement agreement, if executed, we will be required to make payments totaling $1,375 over the next five years.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. For the three months ended September 30, 2005 and 2004, we incurred legal fees of $114 and $34, respectively, for services rendered to the Company by those law firms. The fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

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

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143. The FASB issued FIN 47 to address diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or ) method of settlement of the obligation are conditional on a future event. FIN 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for the Company no later than June 30, 2006. The Company is in the process of evaluating what impact, if any, the adoption of FIN 47 will have on its financial statements.

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

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE AN ADVERSE EFFECT ON OUR BUSINESS AND STOCK PRICE.

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

INVESTMENT MARKET PRICE RISK

We had short-term investments of $5,064 at September 30, 2005. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $506 as of September 30, 2005. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2005, we had foreign currency contracts outstanding that had a notional amount of $14,530. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2005, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the remaining swap from date of purchase to September 30, 2005, was $(369). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $(91) and $(168) for the three months ended September 30, 2005 and 2004, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. On September 30, 2005, we had translation exposure to various foreign currencies, with the most significant being the Euro, the Chinese Renminbi and the Singapore dollar. The potential loss as of September 30, 2005, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $4,449. Actual results may differ.

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

ITEM 4.    CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

NEW ENTERPRISE RESOURCE PLANNING ("ERP") SYSTEM

We are in the process of implementing a new ERP system for our U.S. operations which will result in changes to business processes and related controls. Once fully implemented, we believe that one of the benefits of the new ERP system will be an improvement of our internal controls. We currently expect to implement the ERP system during the third quarter of fiscal 2006 and believe we are taking the necessary precautions to ensure that the transition to the new ERP system will not have a negative impact on our internal control environment during this transition.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In April 2004, Aceto Agricultural Chemicals Corp., one of our subsidiaries, was added as a named defendant in a complaint that was filed in the United States District Court in the District of Idaho (Case No. CV99-0482-S-ECR) by Darol Forsythe, John Forsythe, and 1,4Group, Inc.. The plaintiffs claimed that the defendants had infringed on a patent involving the application of a product sold in our Agrochemicals segment. The plaintiffs were seeking monetary damages.

We reached a tentative settlement agreement of this claim in September 2005 that, if executed, will require us to make payments totaling $1,375 over the next five years.

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


DATE    November 9, 2005                  BY /s/ Douglas Roth
     -----------------------------           ----------------
                                          Douglas Roth, Chief Financial Officer


DATE    November 9, 2005                  BY /s/ Leonard S. Schwartz
     -----------------------------           -----------------------
                                          Leonard S. Schwartz, Chairman,
                                          President and Chief Executive Officer