Form 10-Q
period 2005-12-31
ACETO CORP
filed 2006-02-09
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005
                        Commission file number 000-04217
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

                                  www.aceto.com
                                  -------------
                         (Registrant's website address)


Name of each exchange on which registered:  The Nasdaq National Market.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one): Large accelerated filer    Accelerated filer  X Non-accelerated filer
                             ---                   ---                      ---

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes     No  X
                                     ---    ---

The Registrant has 24,230,051 shares of common stock outstanding as of February 7, 2006.

                       ACETO CORPORATION AND SUBSIDIARIES
             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - December 31, 2005 (unaudited) and June 30, 2005

         Consolidated Statements of Income - Six Months
         Ended December 31, 2005 and 2004 (unaudited)

         Consolidated Statements of Income - Three Months
         Ended December 31, 2005 and 2004 (unaudited)

         Consolidated Statements of Cash Flows - Six Months
         Ended December 31, 2005 and 2004 (unaudited)

         Notes to Consolidated Financial Statements (unaudited)

         Report of Independent Registered Public Accounting Firm

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 4.  Submission of Matters to a Vote of Security Holders

Item 6.  Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      ACETO CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per-share amounts)

                                                                                  December 31,      June 30,
                                                                                     2005             2005
                                                                                     ----             ----
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash in banks                                                                   $  23,561       $  19,950
   Investments                                                                         5,003           5,068
   Trade receivables, less allowance for doubtful
       accounts (December, $432, June $427)                                           50,684          49,636
   Other receivables                                                                   1,254           1,421
   Inventory                                                                          51,930          51,722
   Prepaid expenses and other current assets                                           1,500             821
   Assets held for sale                                                                    -             242
   Deferred income tax benefit, net                                                    2,799           2,780
                                                                                   ---------       ---------
         Total current assets                                                        136,731         131,640

Long-term notes receivable                                                               591             624
Property and equipment, net                                                            5,399           5,543
Goodwill                                                                               1,703           1,720
Intangible assets, net                                                                 3,798           3,153
Deferred income tax benefit, net                                                       2,220           3,626
Other assets                                                                           2,615           2,722
                                                                                   ---------       ---------

TOTAL ASSETS                                                                       $ 153,057       $ 149,028
                                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Drafts and acceptances payable                                                  $   2,409       $   2,462
   Short term bank loans                                                                   -             126
   Accounts payable                                                                   23,579          24,783
   Note payable - related party                                                          500             500
   Accrued expenses                                                                   12,845           9,474
   Liabilities relating to assets held for sale                                            -              46
                                                                                   ---------       ---------
         Total current liabilities                                                    39,333          37,391

Long-term liabilities                                                                  4,734           3,811
Minority interest                                                                        157             171
                                                                                   ---------       ---------
         Total liabilities                                                            44,224          41,373

Commitments and contingencies (Note 13)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;
       24,222 and 24,282 shares outstanding at December 31, 2005 and June 30,
       2005, respectively                                                                256             256
   Capital in excess of par value                                                     56,727          56,903
   Retained earnings                                                                  64,568          62,864
   Treasury stock, at cost, 1,422 and 1,362 shares at December 31, 2005 and
       June 30, 2005, respectively                                                   (13,735)        (13,505)
   Accumulated other comprehensive income                                              1,017           1,137
                                                                                   ---------       ---------
         Total shareholders' equity                                                  108,833         107,655
                                                                                   ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 153,057       $ 149,028
                                                                                   =========       =========


See accompanying notes to consolidated financial statements and accountants' review report.

                                                      3

                                 ACETO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                       (unaudited and in thousands, except per-share amounts)


                                                                              Six Months Ended
                                                                                 December 31,
                                                                               2005        2004
                                                                               ----        ----
Net sales                                                                    $144,460    $157,187
Cost of sales                                                                 120,489     130,390
                                                                             --------    --------
   Gross profit                                                                23,971      26,797

Selling, general and administrative expenses                                   20,019      19,619
                                                                             --------    --------
   Operating income                                                             3,952       7,178

Other income (expense):
   Interest expense                                                               (61)        (40)
   Interest and other income, net                                               1,178         855
                                                                             --------    --------
                                                                                1,117         815
                                                                             --------    --------

Income from continuing operations before income taxes                           5,069       7,993
Provision for income taxes                                                      1,521       2,234
                                                                             --------    --------
Income from continuing operations                                               3,548       5,759
Loss from discontinued operations, net of income taxes (Note 3)                   (27)       (431)
                                                                             --------    --------
Net income                                                                   $  3,521    $  5,328
                                                                             ========    ========

Basic income per common share:
   Income from continuing operations                                         $   0.15    $   0.24
   Loss from discontinued operations                                                -    $  (0.02)
   Net income                                                                $   0.15    $   0.22

Diluted income per common share:
   Income from continuing operations                                         $   0.14    $   0.23
   Loss from discontinued operations                                                -    $  (0.01)
   Net income                                                                $   0.14    $   0.22

Weighted average shares outstanding:
   Basic                                                                       24,280      24,145
   Diluted                                                                     24,595      24,690


See accompanying notes to consolidated financial statements and accountants' review report.

                                                 4

                                 ACETO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME
                       (unaudited and in thousands, except per-share amounts)

                                                                              Three Months Ended
                                                                                 December 31,
                                                                               2005        2004
                                                                               ----        ----
Net sales                                                                    $ 69,467    $ 76,738
Cost of sales                                                                  57,999      63,456
                                                                             --------    --------
   Gross profit                                                                11,468      13,282

Selling, general and administrative expenses                                    9,657      10,189
                                                                             --------    --------
   Operating income                                                             1,811       3,093

Other income (expense):
   Interest expense                                                               (37)        (20)
   Interest and other income, net                                                 395         306
                                                                             --------    --------
                                                                                  358         286
                                                                             --------    --------

Income from continuing operations before income taxes                           2,169       3,379
Provision for income taxes                                                        622         989
                                                                             --------    --------
Income from continuing operations                                               1,547       2,390
Loss from discontinued operations, net of income taxes (Note 3)                     -        (438)
                                                                             --------    --------
Net income                                                                   $  1,547    $  1,952
                                                                             ========    ========

Basic income per common share:
   Income from continuing operations                                         $   0.06    $   0.10
   Loss from discontinued operations                                                -    $  (0.02)
   Net income                                                                $   0.06    $   0.08

Diluted income per common share:
   Income from continuing operations                                         $   0.06    $   0.10
   Loss from discontinued operations                                                -    $  (0.02)
   Net income                                                                $   0.06    $   0.08

Weighted average shares outstanding:
   Basic                                                                       24,273      24,163
   Diluted                                                                     24,557      24,722


See accompanying notes to consolidated financial statements and accountants' review report.

                                                 5

                                   ACETO CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited and in thousands)

                                                                                Six Months Ended
                                                                                   December 31,
                                                                               2005            2004
                                                                               ----            ----
Operating activities:
   Net income                                                                $  3,521        $  5,328
   Loss from discontinued operations                                               27             431
   Adjustments to reconcile net income to net cash provided
     by operating activities:
         Depreciation and amortization                                            686             647
         Provision for doubtful accounts                                            -             230
         Non-cash stock compensation                                               50              90
         Deferred income taxes                                                  1,387             908

         Changes in assets and liabilities:
           Investments - trading securities                                        65             (53)
           Trade accounts receivable                                           (1,240)          6,135
           Other receivables                                                      135            (495)
           Inventory                                                             (401)         (8,256)
           Prepaid expenses and other current assets                             (681)           (120)
           Other assets                                                          (307)           (739)
           Drafts and acceptances payable                                         (61)         (1,235)
           Accounts payable                                                    (1,111)         (5,004)
           Accrued compensation                                                   (21)            (83)
           Accrued environmental remediation                                      (43)            (80)
           Income taxes receivable                                                  -             606
           Other accrued expenses and long-term liabilities                     2,562           1,729
                                                                             --------        --------
Net cash provided by operating activities                                       4,568              39
                                                                             --------        --------

Investing activities:
     Purchases of investments                                                       -            (718)
     Sales of investments                                                           -             348
     Payments received on notes receivable                                         31              42
     Purchases of property and equipment                                         (268)         (3,025)
                                                                             --------        --------
Net cash used in investing activities                                            (237)         (3,353)
                                                                             --------        --------

Financing activities:
     Purchases of treasury stock                                                 (581)              -
     Proceeds from exercise of stock options                                      105             856
     Income tax benefit on exercise of stock options                               21             215
     Payment of note payable - related party                                        -            (500)
     Payments of short-term bank loans                                           (126)              -
                                                                             --------        --------
     Net cash (used in) provided by financing activities                         (581)            571
                                                                             --------        --------

Net cash (used in) provided by discontinued operations                            (38)             23
                                                                             --------        --------

Effect of exchange rate changes on cash                                          (101)            529
                                                                             --------        --------

Net increase (decrease) in cash                                                 3,611          (2,191)
Cash at beginning of period                                                    19,950          23,330
                                                                             --------        --------
Cash at end of period                                                        $ 23,561        $ 21,139
                                                                             ========        ========

See accompanying notes to consolidated financial statements and accountants' review report.

                                                   6

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other intangible assets; environmental matters and other contingencies; and income taxes.

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

(2) STOCK-BASED COMPENSATION

Prior to July 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through June 30, 2005 no compensation cost was recognized in the consolidated statements of income. Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No. 25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of June 30, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statements of income for the three and six month periods ended December 31, 2005. SFAS 123(R) also requires that tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. For the six months ended December 31, 2004, this new treatment resulted in increased cash flows from financing activities of $215, which reduced cash flows from operating activities by the same amount. The Company's policy is to satisfy stock-based compensation awards with treasury shares.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

The following table illustrates the effect on net income per common share for the three and six month periods ended December 31, 2004 as if the Company had consistently measured the compensation cost for the Company's stock option programs under the fair value method adopted in fiscal 2006:

                                      Six months ended     Three months ended
                                        December 31,          December 31,
                                            2004                  2004
                                            ----                  ----
Net income - as reported                 $    5,328            $    1,952
Add: Stock-based compensation
   included in reported net income
Deduct:  Total stock-based                       90                     9
   employee compensation
   expense determined under fair
   value method for all awards,
   net of related tax effects
                                             (4,369)                 (411)
                                         ----------            ----------
Net income - pro forma                   $    1,049            $    1,550

Net income per share:
   Basic - as reported                   $     0.22            $     0.08
   Basic - pro forma                     $     0.04            $     0.06

   Diluted - as reported                 $     0.22            $     0.08
   Diluted - pro forma                   $     0.04            $     0.06

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

In January 2006, the Company granted 131 options to certain employees and directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over one year and will expire ten years from the date of grant. In accordance with SFAS 123(R), compensation expense of $326, as determined using the Black-Scholes option pricing model, will be charged over the vesting period beginning in the third quarter.

(3) SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the six months ended December 31, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended December 31, 2004 to "continuing operations" in the consolidated statements of income for the three and six month periods ended December 31, 2005 and 2004.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, of which $66 was received as of December 31, 2005, the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. As a result, the Company recorded a pre-tax charge of $378, included in selling, general

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

and administrative expenses, representing the present value of the remaining lease obligation, reduced by estimated sub-lease rental income over the remaining lease term, which expires in December 2009. Assets held for sale of the disposal group included in the accompanying consolidated balance sheet as of June 30, 2005, consist of current assets (primarily accounts receivable and inventory) of $217, and goodwill of $25.

Liabilities related to the assets held for sale reported in the accompanying consolidated balance sheet as of June 30, 2005, consist of accounts payable and accrued expenses of $46.

Operating results of discontinued operations were as follows:

                                       Six months ended          Three months ended
                                         December 31,               December 31,
                                      2005          2004        2005          2004
                                      ----          ----        ----          ----
Net sales                            $  154        $  726           -         $  355
                                     ------        ------      ------         ------

Income from operations of
discontinued business                    44            27           -             16
Provision for income taxes              (17)          (10)          -             (6)

Non-cash impairment charge                -          (723)          -           (723)
Benefit for income taxes                  -           275           -            275
                                     ------        ------      ------         ------

Loss from discontinued operations    $  (27)       $ (431)          -         $ (438)
                                     ======        ======      ======         ======

(4) SHORT-TERM INVESTMENTS

A summary of short-term investments were as follows:

                                              December 31, 2005                  June 30, 2005
                                              -----------------                  -------------
                                         Fair Value       Cost Basis      Fair Value       Cost Basis
                                         ----------       ----------      ----------       ----------
Trading securities
------------------
Corporate equity securities               $   638          $   152         $   657           $   152

Available for sale securities
-----------------------------
Corporate bonds                             1,179            1,210           1,194           $ 1,210
Government and agency securities            3,186            3,253           3,217           $ 3,253
                                          -------                          -------
                                          $ 5,003                          $ 5,068
                                          =======                          =======

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,703 and $1,720 as of December 31, 2005 and June 30, 2005, respectively, relates to the Health Sciences segment. During December 2004, the Company recorded a non-cash impairment charge of $448, net of taxes of $275, for the write-down of goodwill relating to the Institutional Sanitary Supplies segment.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

Intangible assets subject to amortization as of December 31, 2005 and June 30, 2005 were as follows:

                                 Gross Carrying     Accumulated      Net Book
                                     Value          Amortization       Value
                                     -----          ------------       -----
       December 31, 2005
       -----------------

       Customer relationships       $2,600             $  743         $1,857
       Customer lists                  600                570             30
       Non-compete agreements          637                507            130
       EPA Registration                150                  -            150
       Patent License                  838                 19            819
                                    ------             ------         ------
                                    $4,825             $1,839         $2,986
                                    ======             ======         ======

       June 30, 2005
       -------------

       Customer relationships       $2,648             $  567         $2,081
       Customer lists                  600                510             90
       Non-compete agreements          641                486            155
                                    ------             ------         ------
                                    $3,889             $1,563         $2,326
                                    ======             ======         ======

Amortization expense for intangible assets subject to amortization amounted to $275 and $327 for the six months ended December 31, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended December 31 are as follows:
2006: $543; 2007: $513; 2008: $513; 2009: $467; 2010: $469 and thereafter: $481.

As of December 31, 2005 and June 30, 2005, the Company also had $812 and $827, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

Changes in goodwill and the gross carrying value of certain intangible assets are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(6) ACCRUED EXPENSES

The components of accrued expenses as of December 31, 2005 and June 30, 2005 were as follows:

                                                  December 31,      June 30,
                                                      2005            2005
                                                      ----            ----

       Accrued compensation                         $  2,535        $  2,566
       Accrued environmental remediation costs         1,152           1,195
       Accrued dividends payable                       1,816               -
       Other accrued expenses                          7,342           5,713
                                                    --------        --------
                                                    $ 12,845        $  9,474
                                                    ========        ========

(7) COMMON STOCK

On December 2, 2005, the Company's board of directors declared a regular semi-annual cash dividend of $0.075 per share which was paid on January 11, 2006 to shareholders of record on December 23, 2005. The amount paid for the cash dividend of $1,816 was included in other accrued expenses at December 31, 2005.

On December 2, 2004, the Company's board of directors declared a 3-for-2 stock split, effected in the form of a dividend, and a cash dividend of $0.15 per share, to be paid semi-annually. The stock split, effected in the form of a dividend, and semi-annual cash dividend of $0.075 were paid January 10, 2005, to shareholders of record on

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

December 24, 2004. The amount paid for the cash dividend of $1,820 was included in other accrued expenses at December 31, 2004. The Company transferred $80 to common stock from capital in excess of par value, representing the aggregate par value of the 8,073 shares issued for the stock split.

(8) NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 284 and 559 shares for the three months ended December 31, 2005, and 2004, respectively. There were 1,610 stock options outstanding as of December 31, 2005, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2005 because their effect would have been anti-dilutive. There were no stock options outstanding as of December 31, 2004 that were not included in the calculation of diluted income per common share for the three months ended December 31, 2004 because their effect would have been anti-dilutive.

(9) COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income were as follows:

                                              Six months ended          Three months ended
                                                December 31,               December 31,
                                            2005            2004       2005           2004
                                            ----            ----       ----           ----
Comprehensive income:
   Net income                              $3,521          $5,328     $1,547         $1,952
   Foreign currency translation
     adjustment                              (128)          3,028       (310)         2,569
   Unrealized loss on available for
     sale securities                          (46)            (87)        (5)          (207)
   Change in fair value of cross
     currency interest rate swaps              54          (1,112)       145           (944)
                                           ------          ------     ------         ------
Total                                      $3,401          $7,157     $1,377         $3,370
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

(10) DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $1,387 and $908 during the six months ended December 31, 2005 and 2004, respectively, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards. The reduction of taxes payable during the six months ended December 31, 2004 was partially offset by a $275 deferred tax asset established for the write-down of goodwill.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(11) SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the six months ended December 31, 2005 and 2004 were as follows:

                                               2005           2004
                                               ----           ----
       Interest                               $    48        $    31
       Income taxes, net of refunds               497            929

The semi-annual cash dividend of $0.075 paid January 11, 2006, to shareholders of record on December 23, 2005 of $1,816 was included in other accrued expenses at December 31, 2005.

(12) RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the six months ended December 31, 2005 and 2004, the Company incurred legal fees of $157 and $57, respectively, for services rendered to the Company by these law firms.

(13) COMMITMENTS AND CONTINGENCIES

As of December 31, 2005, the Company had outstanding purchase obligations totaling $49,488 with suppliers to acquire certain products for resale to third party customers.

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

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which will be amortized over its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the six months ended December 31, 2005.

Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,306 and $1,783 as of December 31, 2005 and June 30, 2005, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

(14) RECENT ACCOUNTING PRONOUNCEMENTS

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and the FASB issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. The Company is currently evaluating whether to repatriate any extraordinary dividends.

(15) SEGMENT INFORMATION

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

The Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from the Company's ongoing business. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC, which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended December 31, 2004 to "continuing operations" in the consolidated statements of income for the three and six month periods ended December 31, 2005 and 2004. Commencing July 1, 2005, the operating results of CDC, which consist primarily of Anti-Clog sales, are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

Six months ended December 31, 2005 and 2004:

                                                                     Institutional
                           Health     Chemicals &                       Sanitary       Consolidated
                          Sciences     Colorants     Agrochemicals      Supplies          Totals
                          --------     ---------     -------------      --------          ------
2005
----
Net sales                 $ 82,732      $ 51,879         $ 9,849               -       $ 144,460
Gross profit                16,265         8,093           1,938               -          26,296
Unallocated cost
  of sales (1)                                                                            (2,325)
                                                                                       ---------
Net gross profit                                                                       $  23,971
                                                                                       ---------

2004
----
Net sales                 $ 97,622      $ 48,548         $ 8,997         $ 2,020       $ 157,187
Gross profit                17,673         7,917           2,791             333          28,714
Unallocated cost
  of sales (1)                                                                            (1,917)
                                                                                       ---------
Net gross profit                                                                       $  26,797
                                                                                       ---------

Three months ended December 31, 2005 and 2004:

                                                                     Institutional
                           Health     Chemicals &                       Sanitary       Consolidated
                          Sciences     Colorants     Agrochemicals      Supplies          Totals
                          --------     ---------     -------------      --------          ------
2005
----
Net sales                 $ 38,056      $ 25,731         $ 5,680               -       $  69,467
Gross profit                 7,432         4,004           1,282               -          12,718
Unallocated cost
  of sales (1)                                                                            (1,250)
                                                                                       ---------
Net gross profit                                                                       $  11,468
                                                                                       ---------

2004
----
Net sales                 $ 45,383      $ 24,543         $ 5,882         $   930       $  76,738
Gross profit                 8,133         4,024           1,973             137          14,267
Unallocated cost
  of sales (1)                                                                              (985)
                                                                                       ---------
Net gross profit                                                                       $  13,282
                                                                                       ---------

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

Net sales and gross profit by location for the six months ended December 31, 2005 and 2004 and long-lived assets by location as of December 31, 2005 and June 30, 2005 were as follows:

                              Net Sales                 Gross Profit            Long-lived Assets
                              ---------                 ------------            -----------------
                          Six months ended            Six months ended                 As of
                             December 31,               December 31,       December 31,      June 30,
                         2005          2004         2005          2004         2005            2005
                         ----          ----         ----          ----         ----            ----
United States          $ 91,273     $ 87,532       $13,448      $13,703       $1,516          $1,469
Germany                  27,199       31,658         7,013        7,685          447             509
Netherlands               5,491        4,010           927          935          240             285
France                    5,767        5,414           713          718           90              90
Asia-Pacific             14,730       28,573         1,870        3,756        3,106           3,190
                       --------     --------       -------      -------       ------          ------
Total                  $144,460     $157,187       $23,971      $26,797       $5,399          $5,543
                       ========     ========       =======      =======       ======          ======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income for the three-month and six-month periods ended December 31, 2005, and the related consolidated statement of cash flows for the six-month period ended December 31, 2005 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

The consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of income, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended (not presented herein) have been previously audited by other independent public accountants, in accordance with the standards of the Public Company Accounting Oversight Board; and in their report dated September 8, 2005, they expressed an unqualified opinion on those consolidated financial statements.


/s/ BDO Seidman, LLP

Melville, New York

February 3, 2006

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

EXECUTIVE SUMMARY

We are reporting net sales of $144,460 for the six months ended December 31, 2005, which represents an 8.1% decrease over the $157,187 reported in the comparable prior period. Our income from continuing operations of $3,548, or $0.14 per diluted share was $2,211 lower than the comparable prior period. As discussed in prior quarterly and annual reports, this decrease is directly attributable to the loss of business on two previously launched API's.

Our financial position as of December 31, 2005 remains strong, as we had cash of $23,561, working capital of $97,398, no long-term debt, and shareholders' equity of $108,833.

Our business is separated into three principal segments: Health Sciences, Chemicals & Colorants and Agrochemicals.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. APIs comprise about 65% of this segment's revenues.

We have a pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. Given our regulatory expertise, we believe this represents an opportunity for us, and we believe we are well positioned to take advantage of that opportunity.

The Chemicals & Colorants segment supplies chemicals used in the color-producing industries such as textiles, ink, paper and coatings, as well as chemicals used in plastic, resins, adhesives, coatings, food, flavor additives, air-conditioning systems and the production of agrochemicals. Our sales of these products are predominantly in the United States and purchases are primarily from China and Western Europe.

The Agrochemicals segment sells herbicides, pesticides, and other Agrochemicals, primarily in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R) is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets.

We formerly also reported under the Institutional Sanitary Supplies segment, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers. This segment was successfully divested from our ongoing business. Specifically, during June 2005, we entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended December 31, 2004 to "continuing operations" in the consolidated statements of income for the three and six month periods ended December 31, 2005 and 2004. Commencing July 1, 2005, the operating results of CDC, which consist primarily of Anti-Clog sales, are included in the Chemicals & Colorants segment. On September 6, 2005, we completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. As a result, the Company recorded a pre-tax charge of $378, included in selling, general and administrative expenses, representing the present value of the remaining lease obligation reduced by estimated sub-lease rental income over the remaining lease term, which expires in December 2009.

Our main business strengths are sourcing, regulatory support and quality control. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different factories.

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

When you read this Management's Discussion and Analysis section, you should refer to the accompanying consolidated statements of income, which present the results of our operations for the three and six month periods ended December 31, 2005 and 2004. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2005 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2004

                                                             NET SALES BY SEGMENT
                                                        Six months ended December 31,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                                 % of                    % of         $              %
Segment                           Net sales     total     Net sales      total      change         change
-------                           ---------     -----     ---------      -----      ------         ------
Health Sciences                    $ 82,732      57.3%     $ 97,622       62.1%    $(14,890)        (15.3)%
Chemicals & Colorants                51,879      35.9        48,548       30.9        3,331           6.9
Agrochemicals                         9,849       6.8         8,997        5.7          852           9.5
Institutional Sanitary
  Supplies                                -         -         2,020        1.3       (2,020)       (100.0)
                                   --------    ------      --------     ------     --------       -------

Net sales                          $144,460     100.0%     $157,187      100.0%    $(12,727)         (8.1)%
                                   ========    ======      ========     ======     ========       =======


                                                           GROSS PROFIT BY SEGMENT
                                                        Six months ended December 31,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                                 % of                    % of         $              %
Segment                           Net sales     sales     Net sales      sales      change         change
-------                           ---------     -----     ---------      -----      ------         ------

Health Sciences                    $ 16,265      19.7%     $ 17,673       18.1%    $ (1,408)         (8.0)%
Chemicals & Colorants                 8,093      15.6         7,917       16.3          176           2.2
Agrochemicals                         1,938      19.7         2,791       31.0         (853)        (30.6)
Institutional Sanitary
   Supplies                               -         -           333       16.5         (333)       (100.0)
                                   --------    ------      --------     ------     --------       -------

Segment gross profit                 26,296      18.2        28,714       18.3       (2,418)          8.4

Freight and storage costs (1)        (2,325)     (1.6)       (1,917)      (1.2)        (408)        (21.3)
                                   --------    ------      --------     ------     --------       -------

Gross profit                       $ 23,971      16.6%     $ 26,797       17.0%    $ (2,826)         10.5%
                                   ========    ======      ========     ======     ========       =======


(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $12,727, or 8.1%, to $144,460 for the six months ended December 31, 2005, compared with $157,187 for the comparable prior period. We reported a sales decrease in our Health Sciences segment during this period, which was partially offset by sales increases in our Chemicals & Colorants and Agrochemicals segments, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $14,890 for the six months ended December 31, 2005, to $82,732, which represents a 15.3% decrease from net sales of $97,622 for the prior period. The sales decrease from the prior period is directly attributed to the loss of foreign business of $15,491 from two previously launched APIs due to increased competition. The six month results, net of the two lost APIs, include a sales reduction of $1,235 from our foreign operations which was offset by a sales increase of $1,890 from our domestic operations over the prior year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $51,879 for the six months ended December 31, 2005, compared to $48,548 for the prior period. This increase of $3,331, or 6.9%, over the prior period is primarily attributable to an increase in the Agricultural intermediate and food, beverage and cosmetic product groups of $2,961 over the comparable period last year. Sales of Chemicals & Colorants products by our foreign subsidiaries for the six months ended December 31, 2005, showed a modest increase of $258 over the prior period. Our chemical business is diverse in terms of products, customers and consuming markets. In addition, net sales for this segment includes a $1,086 increase relating to our former CDC business, including the Anti-Clog product. One customer within our color-pigment and pigment-intermediate business purchased $1,721 less product during the six months ended December 31, 2005 as their contract had expired. This reduction was more than offset by an increase over the prior period in domestic sales of our chemical and colorants offerings; in particular products with increased sales were coatings and miscellaneous intermediates.

AGROCHEMICALS

Net sales for the Agrochemical segment increased to $9,849 for the six months ended December 31, 2005, an increase of $852, or 9.5%, over net sales of $8,997 for the prior period. The increase in net sales was primarily attributable to $325 higher sales of the product sold by our joint venture with Nufarm and an increased demand for a fungicide used on pecans of $297.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $2,418 to $26,296 (18.2% of net sales) for the six months ended December 31, 2005, as compared to $28,714 (18.3% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $16,265 for the six months ended December 31, 2005, was $1,408 or 8.0% lower than the prior period. This decrease in gross profit was directly attributable to the loss of business on two larger previously-launched APIs in Asia of $2,221 due to significant competitive pressures. This lost gross profit was partially offset by an increase in gross profit from sales increases from our domestic APIs of $468 and pharmaceutical intermediates products of $260 over the prior period. The gross margin increased to 19.7% compared to a gross margin of 18.1% for the prior period due primarily to a shift in the product mix of net sales to higher margin products during the six months ended December 31, 2005.

CHEMICALS & COLORANTS

Gross profit for the six months ended December 31, 2005, increased by $176, or 2.2%, over the prior period. The gross margin percentage was 15.6% for the six months ended December 31, 2005 compared to 16.3% for the prior period due to a shift in product mix to slightly lower margin products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $1,938 for the six months ended December 31, 2005, versus $2,791 for the prior period, a decrease of $853 or 30.6%. Gross margin for the period was 19.7% compared to the prior period gross margin of 31.0%. The primary reasons for the decrease in gross profit was due to lower royalty payments from our foreign customers of $278 compared to last year, and higher cost of goods for our largest selling product, of $245. The gross profits and margins were also negatively affected by $194 due to higher costs associated with maintaining our EPA registered products. We believe our gross margin for the balance of the fiscal year will be more in line with historical levels.

Unallocated cost of sales increased $408, to $2,325 for the six months ended December 31, 2005 compared to $1,917 in the prior period, representing a 21.3% increase. The higher costs were mainly a result of higher stock levels and freight costs due to rising fuel surcharges on shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $400, or 2.0% to $20,019 for the six months ended December 31, 2005 compared to $19,619 for the prior period. As a percentage of sales, SG&A increased to 13.9% for the six months ended December 31, 2005 versus 12.5% for the prior period. This increase was primarily due to the inclusion of a $537 charge for a settlement of legal claims against our Agrochemicals subsidiary. The increase was partially offset by a decrease in bad debt expense of $230 and a general decrease in SG&A expenses of $200 as a result of recent cost saving initiatives. Operating expenses include a $378 charge to exit the facility occupied by our former CDC business. The exit charge is included in the total CDC SG&A expenses during the six months of $1,126 which is $90 less than the same period last year. We expect the CDC operating expenses to decrease significantly in the coming quarters.

OPERATING INCOME

For the six months ended December 31, 2005, operating income was $3,952 compared to $7,178 in the prior period, a decrease of $3,226 or 44.9%. This decrease was due to the overall decrease in gross profit of $2,826 and the $400 increase in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was $1,178 for the six months ended December 31, 2005, which represents an increase of $323 over the prior period. The increase is primarily attributable to an increase of $102 regarding a government subsidy paid annually for doing business in a free trade zone in Shanghai, China, proceeds from credit insurance of $211, sale of distribution rights for a particular product in certain European countries of $133 and proceeds from the sale of certain task force data of $55, partially offset by a net loss on foreign currency of $224.

PROVISION FOR INCOME TAXES

The effective tax rate for the six months ended December 31, 2005 increased to 30.0% from 27.9% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $27 and $431 for the six months ended December 31, 2005 and 2004, respectively. The net loss from discontinued operations for the six months ended December 31, 2004 includes a non-cash write-down of goodwill of $448, net of taxes of $275.

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004


                                                             NET SALES BY SEGMENT
                                                       Three months ended December 31,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                                 % of                    % of         $              %
Segment                           Net sales     total     Net sales      total      change         change
-------                           ---------     -----     ---------      -----      ------         ------
Health Sciences                    $ 38,056      54.7%     $ 45,383       59.1%    $ (7,327)        (16.1)%
Chemicals & Colorants                25,731      37.0        24,543       32.0        1,188           4.8
Agrochemicals                         5,680       8.2         5,882        7.7         (202)         (3.4)
Institutional Sanitary
   Supplies                               -         -           930        1.2         (930)       (100.0)
                                   --------    ------      --------     ------     --------       -------

Net sales                          $ 69,467     100.0%     $ 76,738      100.0%    $ (7,271)         (9.4)%
                                   ========    ======      ========     ======     ========       =======

                                                           GROSS PROFIT BY SEGMENT
                                                       Three months ended December 31,

                                                                                      Comparison 2005
                                           2005                     2004             Over/(Under) 2004
                                           ----                     ----             -----------------
                                                 % of                    % of         $              %
Segment                           Net sales     sales     Net sales      sales      change         change
-------                           ---------     -----     ---------      -----      ------         ------

Health Sciences                    $  7,432      19.5%     $  8,133       17.9%    $   (701)         (8.6)%
Chemicals & Colorants                 4,004      15.6         4,024       16.4          (20)            -
Agrochemicals                         1,282      22.6         1,973       33.5         (691)        (35.0)
Institutional Sanitary
   Supplies                               -         -           137        1.0         (137)       (100.0)
                                   --------    ------      --------     ------     --------       -------

Segment gross profit                 12,718      18.3        14,267       18.6       (1,549)        (10.9)%

Freight and storage costs (1)        (1,250)     (1.8)         (985)      (1.3)        (265)        (26.8)%
                                   --------    ------      --------     ------     --------       -------

Gross profit                       $ 11,468      16.5%     $ 13,282       17.3%    $ (1,814)        (13.7)%
                                   ========    ======      ========     ======     ========       =======

(1) Represents certain freight and storage costs that are not allocated to a segment.


NET SALES

Net sales decreased $7,271or 9.4%, to $69,467 for the three months ended December 31, 2005, compared with $76,738 for the comparable prior period. We reported sales decreases in our Health Sciences and Agrochemicals segments partially offset by a sales increase in our Chemicals & Colorants, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $7,327 for the three months ended December 31, 2005, to $38,056, which represents a 16.1% decrease from net sales of $45,383 for the prior period. The sales decrease from the prior period is directly attributable to the loss of foreign business of $5,347 from two previously launched APIs due to increased competition. Additionally, our foreign subsidiaries reported a sales reduction of $3,396 primarily from Germany and France. The French API business was affected by recent changes in the government's generic reimbursement policy. This loss of business was partially offset by a $1,416 increase in net sales from our domestic operations over the prior period.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $25,731 for the three months ended December 31, 2005, compared to $24,543 for the prior period. This increase of $1,188, or 4.8%, over the prior period is primarily attributable to an increase in the Ag intermediate product group of $1,246. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $886 less product during the three months ended December 31, 2005 due to the expiration of their contract. This reduction was more than offset by a $1,018 increase over the prior period in domestic sales of our chemical and colorants offerings; in particular products with increased sales were dye intermediates, coatings, and food beverage and cosmetics. In addition, net sales includes a $312 increase due to the inclusion of Anti-Clog sales in this segment.

AGROCHEMICALS

Net sales for the Agrochemicals segment decreased to $5,680 for the three months ended December 31, 2005, a decrease of $202, or 3.4%, over net sales of $5,882 for the prior year. The decrease in net sales was primarily attributable to $246 lower royalty income from our foreign customers.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $1,549 to $12,718 (18.3% of net sales) for the three months ended December 31, 2005, as compared to $14,267 (18.6% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $7,432 for the three months ended December 31, 2005, was $701 or 8.6% lower than the prior period. This decrease in gross profit was directly attributed to the loss of business on two larger previously launched APIs in Asia of $755 due to significant competitive pressures. This lost gross profit was partially offset by an increase in gross profit from our domestic operations of $373 and lower gross profit from our German operation of $554 caused by reduced sales volume compared to the prior year.

CHEMICALS & COLORANTS

Gross profit for the three months ended December 31, 2005, decreased by $20, or less than 1%, over the prior period. The gross margin percentage was 15.6% for the three months ended December 31, 2005 compared to 16.4% for the prior period due to increasing costs and a shift in product mix to slightly lower margin products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $1,282 for the three months ended December 31, 2005, versus $1,973 for the prior period, a decrease of $691 or 35.0%. Gross margin for the period was 22.6% compared to the prior period gross margin of 33.5%. The primary cause of the decrease in gross profit was lower royalty payments from our foreign customers of $246. Lower sales and gross margins on our second highest volume product caused the gross profit to decrease by $106 compared to the same period in the prior year. The gross profits and margins were also negatively affected by $89 due to higher costs associated with maintaining our EPA registered products and increased rebate expenses of $141.

Unallocated cost of sales increased $265, to $1,250 for the three months ended December 31, 2005 compared to $985 in the prior period, representing a 26.8% increase. The higher costs were mainly a result of higher stock levels and freight costs due to rising fuel surcharges on shipments to customers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $532, or 5.2%, to $9,657 for the three months ended December 31, 2005 compared to $10,189 for the prior period. As a percentage of sales, SG&A was 13.9% for the three months ended December 31, 2005 versus 13.3% for the prior period. The decrease in SG&A expenses was primarily due to lower travel expenses of $223, a reduction in bad debt expenses of $190, a general decrease in SG&A expenses as a result of certain cost saving initiatives, lower consulting fees of $59 as well as a reduction of $87 in SGA expenses related to the previously sold CDC business as compared to last year. The overall reduction in CDC expenses includes a charge to exit the facility previously occupied by CDC in the amount of $378.

OPERATING INCOME

For the three months ended December 31, 2005, operating income was $1,811 compared to $3,093 in the prior period, a decrease of $1,282 or 41.4%. This decrease was due to the overall decrease in gross profit of $1,814 partially offset by the $532 decrease in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was $395 for the three months ended December 31, 2005, which represents an increase of $89 over the prior period. The increase is primarily attributable to the sale of distribution rights for a particular product in certain European countries of $133 and proceeds from the sale of certain task force data of $55, partially offset by an unrealized loss on short-term investments of $121.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended December 31, 2005 was 28.7% as compared to 29.3% for the prior period.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $438 for the three months ended December 31, 2004. The net loss from discontinued operations for the three months ended December 31, 2004 includes a non-cash write-down of goodwill of $448, net of taxes of $275.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At December 31, 2005, we had $23,561 in cash, $5,003 in short-term investments and no debt.

Our cash position at December 31, 2005 increased $3,611 from the June 30, 2005 level. Operating activities provided cash of $4,568, primarily from net income of $3,521, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the six months ended December 31, 2005 used cash of $237 primarily related to purchases of property and equipment.

Financing activities for the six months ended December 31, 2005 used cash of $581 primarily as a result of treasury stock purchases of $581.

CREDIT FACILITIES

We have credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $17,474, of which $33 was utilized as of December 31, 2005 leaving $17,441 of this facility unused. We are not subject to any financial covenants under these arrangements.

We have a revolving credit facility with a domestic financial institution which expires June 30, 2007 and provides for available credit of $10,000. At December 31, 2005, we had utilized $1,149 in letters of credit, leaving $8,851 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2005.

WORKING CAPITAL OUTLOOK

Working capital was $97,398 at December 31, 2005 versus $94,249 at June 30, 2005. The increase in working capital was attributable to various factors including net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At December 31, 2005, we had no significant obligations for capital expenditures. At December 31, 2005, contractual cash obligations and other commercial commitments were as follows:

                                                         Payments Due and/or
                                                         Amount of Commitment
                                                        Expiration Per Period
                                                        ---------------------

                                                Less Than         1-3          4-5           After
                                    Total         1 Year         Years        Years         5 Years
                                  ---------      --------       -------      -------       ---------
Operating leases                  $   7,754      $  1,774       $ 3,169      $ 2,437       $     374

Commercial letters of credit          1,182         1,182

Standby letters of credit               124           124

Unconditional purchase
obligations (a)                      49,488        49,488             -            -               -
                                  ---------      --------       -------      -------       ---------

Total                             $  58,548      $ 52,568       $ 3,169      $ 2,437       $     374
                                  =========      ========       =======      =======       =========

Other significant commitments and contingencies included the following:

        1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan, included in long-term liabilities, of $2,622, and the assets held by the grantor trust, included in other assets, amounted to $2,330 as of December 31, 2005.

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

                One of our subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in our Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement.

                Under the terms of the settlement agreement, we are required to make payments totaling $750 over the next five years.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms which serve as our counsel on various corporate matters. During the three months ended December 31, 2005 and 2004, we incurred legal fees of $157 and $57, respectively, for services rendered to us by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

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

On October 22, 2004, the President of the United States signed the American Jobs Creation Act of 2004. This law creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85% dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and the FASB issued two Staff Positions to provide guidance on how companies should account for the effects of the American Jobs Creation Act. The Company is currently evaluating whether to repatriate any extraordinary dividends.

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

VIOLATIONS OF CGMP AND OTHER GOVERNMENT REGULATIONS, BY US OR OUR SUPPLIERS, COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

All facilities and manufacturing techniques used to manufacture products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our facilities, and certain of our supplier facilities, are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that a facility materially violated these requirements could result in one or more of regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of the facility, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

INVESTMENT MARKET PRICE RISK

We had short-term investments of $5,003 at December 31, 2005. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $500 as of December 31, 2005. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2005, we had foreign currency contracts outstanding that had a notional amount of $15,977. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2005, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the remaining swap from date of purchase to December 31, 2005, was $(224). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $54 and $(1,112) for the six months ended December 31, 2005 and 2004, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. On December 31, 2005, we had translation exposure to various foreign currencies, with the most significant being the Euro, the Chinese Renminbi and the Singapore dollar. The potential loss as of December 31, 2005, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $3,556. Actual results may differ.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2005 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the six months ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROL

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that the benefits of controls must be considered relative to their costs. Because of the inherent limitations in any control system, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2004, Aceto Agricultural Chemicals Corp., one of our subsidiaries, was added as a named defendant in a complaint that was filed in the United States District Court in the District of Idaho (Case No. CV99-0482-S-ECR) by Darol Forsythe, John Forsythe and 1,4Group, Inc. The plaintiffs claimed that the defendants had infringed on a patent involving the application of a product sold in our Agrochemicals segment. The plaintiffs were seeking monetary damages.

Under the terms of the settlement agreement, we were obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years. As a result of the settlement, we recorded an intangible asset of $838 for the patent license, which will be amortized of its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the six months ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

We are authorized by the Board of Directors to repurchase up to 4,147 shares of common stock, in the open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. During the first six months of fiscal 2006, we purchased approximately 96 shares of common stock for $585 as outlined in the following table:

                                                                    Total Number of Shares      Maximum Number of
                                                                    Purchased as Part of a     Shares that May Yet
                          Total Number of     Average Price Paid      Publicly Announced        Be Purchased Under
     Period               Shares Purchased         Per Share              Program (1)              the Program
     ------               ----------------         ---------              -----------              -----------
July 2005                        -                     -                       -                      4,147
August 2005                      -                     -                       -                      4,147
September 2005                   -                     -                       -                      4,147
October 2005                     -                     -                       -                      4,147
November 2005                    63                  6.06                     63                      4,084
December 2005                    33                  6.13                     33                      4,051
                                 --                                           --

Total                            96                  6.09                     96                      4,051
                                 ==                                           ==

(1) On May 4, 2005, the Board of Directors authorized the extension of the share repurchase program, of up to 4,147 shares of common stock, for an additional three years, expiring May 2008.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of its shareholders on December 1, 2005. The election of nominees Leonard S. Schwartz, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Ira S. Kallem, Hans C. Noetzli and William N. Britton as directors of the Company until the next annual meeting was voted on at the annual meeting.

The votes were cast for this matter as follows:

                                          FOR         WITHHELD/ABSTAIN
       Leonard S. Schwartz              15,887                  5,096
       Robert A. Wiesen                 15,795                  5,188
       Stanley H. Fischer               15,877                  5,106
       Albert L. Eilender               19,871                  1,112
       Ira S. Kallem                    19,903                  1,080
       Hans C. Noetzli                  19,908                  1,075
       William N. Britton               20,364                    619

Each nominee was elected a director of the Company.

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


                                            ACETO CORPORATION


DATE   February 9, 2006                     BY  /s/ Douglas Roth
     -----------------------                    ----------------
                                                Douglas Roth, Chief Financial
                                                Officer

DATE   February 9, 2006                     BY  /s/ Leonard S. Schwartz
     -----------------------                    -----------------------
                                                Leonard S. Schwartz, Chairman,
                                                President and Chief Executive
                                                Officer