Form 10-Q
period 2006-03-31
ACETO CORP
filed 2006-05-08
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

                     ONE HOLLOW LANE, LAKE SUCCESS, NY 11042
                     (Address of principal executive offices

                                 (516) 627-6000
              (Registrant's telephone number, including area code)

                                  WWW.ACETO.COM
                         (Registrant's website address)




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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
   Large accelerated filer ___ Accelerated filer X Non-accelerated filer ___


Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     No X
   -----  ----

The Registrant has 24,264,948 shares of common stock outstanding as of May 3, 2006.

                       ACETO CORPORATION AND SUBSIDIARIES
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2006

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2006 (unaudited) and June 30, 2005

         Consolidated Statements of Income - Nine Months
         Ended March 31, 2006 and 2005 (unaudited)

         Consolidated Statements of Income - Three Months
         Ended March 31, 2006 and 2005 (unaudited)

         Consolidated Statements of Cash Flows - Nine Months
         Ended March 31, 2006 and 2005 (unaudited)

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

Item 6.  Exhibits

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ACETO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per-share amounts)

                                                                                     March 31,        June 30,
                                                                                       2006            2005
                                                                                     ---------      ---------
                                                                                   (unaudited)
ASSETS
Current assets:
   Cash in banks                                                                     $  21,875      $  19,950
   Investments                                                                           3,276          5,068
   Trade receivables, less allowance for doubtful
         accounts (March, $512, June $427)                                              62,156         49,636
   Other receivables                                                                     1,316          1,421
   Inventory                                                                            47,540         51,722
   Prepaid expenses and other current assets                                             1,460            821
   Assets held for sale                                                                   --              242
   Deferred income tax benefit, net                                                      2,799          2,780
                                                                                     ---------      ---------
         Total current assets                                                          140,422        131,640
Long-term notes receivable                                                                 574            624
Property and equipment, net                                                              5,237          5,543
Goodwill                                                                                 1,721          1,720
Intangible assets, net                                                                   3,698          3,153
Deferred income tax benefit, net                                                         1,650          3,626
Other assets                                                                             2,695          2,722
                                                                                     ---------      ---------

TOTAL ASSETS                                                                         $ 155,997      $ 149,028
                                                                                     =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Drafts and acceptances payable                                                    $   1,795      $   2,462
   Short term bank loans                                                                    17            126
   Accounts payable                                                                     24,086         24,783
   Note payable - related party                                                            500            500
   Accrued expenses                                                                     12,184          9,474
   Liabilities relating to assets held for sale                                           --               46
                                                                                     ---------      ---------
         Total current liabilities                                                      38,582         37,391

Long-term liabilities                                                                    4,876          3,811
Minority interest                                                                          175            171
                                                                                     ---------      ---------
         Total liabilities                                                              43,633         41,373

Commitments and contingencies (Note 13)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;
       24,257 and 24,282 shares outstanding at March 31, 2006 and
       June 30, 2005, respectively                                                         256            256
   Capital in excess of par value                                                       56,669         56,903
   Retained earnings                                                                    67,320         62,864
   Treasury stock, at cost, 1,387 and 1,362 shares at March 31, 2006 and June
       30, 2005, respectively                                                          (13,403)       (13,505)
   Accumulated other comprehensive income                                                1,522          1,137
                                                                                     ---------      ---------
         Total shareholders' equity                                                    112,364        107,655
                                                                                     ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 155,997      $ 149,028
                                                                                     =========      =========

See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per-share amounts)

                                                                       Nine Months Ended
                                                                            March 31,
                                                                      2006            2005
                                                                    ---------      ---------

Net sales                                                           $ 225,306      $ 239,699
Cost of sales                                                         187,891        198,653
                                                                    ---------      ---------
   Gross profit                                                        37,415         41,046

Selling, general and administrative expenses                           29,380         31,005
                                                                    ---------      ---------
   Operating income                                                     8,035         10,041

Other income (expense):
    Interest expense                                                      (76)          (115)
    Interest and other income, net                                      1,170            948
                                                                    ---------      ---------
                                                                        1,094            833
                                                                    ---------      ---------

Income from continuing operations before income taxes                   9,129         10,874
Provision for income taxes                                              2,830          3,086
                                                                    ---------      ---------
Income from continuing operations                                       6,299          7,788

Loss from discontinued operations, net of income taxes (Note 3)           (27)          (565)
                                                                    ---------      ---------
Net income                                                          $   6,272      $   7,223
                                                                    =========      =========

Basic income per common share:
   Income from continuing operations                                $    0.26      $    0.32
   Loss from discontinued operations                                $    --        $   (0.02)
   Net income                                                       $    0.26      $    0.30

Diluted income per common share:
   Income from continuing operations                                $    0.26      $    0.31
   Loss from discontinued operations                                $    --        $   (0.02)
   Net income                                                       $    0.26      $    0.29

Weighted average shares outstanding:
   Basic                                                               24,265         24,193
   Diluted                                                             24,586         24,708



See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per-share amounts)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      2006          2005
                                                                    --------      --------
Net sales                                                           $ 80,846      $ 82,512
Cost of sales                                                         67,402        68,263
                                                                    --------      --------
   Gross profit                                                       13,444        14,249

Selling, general and administrative expenses                           9,361        11,386
                                                                    --------      --------
   Operating income                                                    4,083         2,863

Other income (expense):
   Interest expense                                                      (15)          (75)
   Interest and other income, net                                         (8)           93
                                                                    --------      --------
                                                                         (23)           18
                                                                    --------      --------
Income from continuing operations before income taxes                  4,060         2,881
Provision for income taxes                                             1,309           853
                                                                    --------      --------
Income from continuing operations                                      2,751         2,028
Loss from discontinued operations, net of income taxes (Note 3)         --            (133)
                                                                    --------      --------

Net income                                                          $  2,751      $  1,895
                                                                    ========      ========

Basic income per common share:
   Income from continuing operations                                $   0.11      $   0.09
   Loss from discontinued operations                                $   --        $  (0.01)
   Net income                                                       $   0.11      $   0.08

Diluted income per common share:
    Income from continuing operations                               $   0.11      $   0.09
    Loss from discontinued operations                               $   --        $  (0.01)
    Net income                                                      $   0.11      $   0.08

Weighted average shares outstanding:
   Basic                                                              24,237        24,235
   Diluted                                                            24,569        24,690



See accompanying notes to consolidated financial statements and accountants' review report.

                         ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited and in thousands)


                                                                  Nine Months Ended
                                                                      March 31,
                                                                  2006          2005
                                                                --------      --------
                                                                          (Revised - Note 1)
Operating activities:t
   Net income                                                   $  6,272      $  7,223
   Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                             1,083           999
         Provision for doubtful accounts                              94           342
         Non-cash stock compensation                                 165           183
         Deferred income taxes                                     1,957         1,851
         Income tax benefit on exercise of stock options            --             266
         Impairment charges                                         --           1,453
         Changes in assets and liabilities:
           Investments - trading securities                           53            (4)
           Trade accounts receivable                             (12,573)       (1,933)
           Other receivables                                         243           121
           Inventory                                               4,225        (6,484)
           Prepaid expenses and other current assets                (636)         (943)
           Other assets                                             (400)         (818)
           Drafts and acceptances payable                           (705)          (56)
           Accounts payable                                         (881)       (6,234)
           Accrued compensation                                       60          (599)
           Accrued environmental remediation                        --             (86)
           Income taxes receivable                                  --             926
           Other accrued expenses and long-term liabilities        3,734         1,384
                                                                --------      --------
Net cash provided by (used in) operating activities                2,691        (2,409)
                                                                --------      --------

Investing activities:
     Purchases of investments                                       --          (4,465)
     Sales of investments                                          1,739         9,348
     Payments received on notes receivable                            49            70
     Purchases of property and equipment                            (321)       (3,899)
                                                                --------      --------
Net cash provided by investing activities                          1,467         1,054
                                                                --------      --------

Financing activities:
     Purchases of treasury stock                                    (581)         --
     Proceeds from exercise of stock options                         190           927
     Payment of short-term bank loan                                (109)         --
     Excess income tax benefit on exercise of stock options           66          --
     Payment of note payable - related party                        --            (500)
     Payment of cash dividends                                    (1,816)       (1,820)
                                                                --------      --------
     Net cash used in financing activities                        (2,250)       (1,393)
                                                                --------      --------

Effect of exchange rate changes on cash                               17           273
                                                                --------      --------

Net increase (decrease) in cash                                    1,925        (2,475)
Cash at beginning of period                                       19,950        23,330
                                                                --------      --------
Cash at end of period                                           $ 21,875      $ 20,855
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

Certain reclassifications have been made to the prior consolidated financial statements to conform to the current presentation. In addition, we have revised our statement of cash flows for the nine months ended March 31, 2005 to combine cash flows from discontinued operations with cash flows from continuing operations within each major category. We had previously reported cash flows from discontinued operations as a single line item in the statement of cash flows.

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

Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No.
25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of June 30, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statements of income for the three and nine month periods ended March 31, 2006.

SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows instead of operating cash inflows. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The Company's policy is to satisfy stock-based compensation awards with treasury shares.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


The following table illustrates the effect on net income per common share for the three and nine month periods ended March 31, 2005 as if the Company had consistently measured the compensation cost for the Company's stock option programs under the fair value method adopted in fiscal 2006:

                                     Nine months ended  Three months ended
                                         March 31,          March 31,
                                           2005               2005
                                         ---------          ---------

Net income - as reported                 $   7,223          $   1,895
Add:  Stock-based compensation
     included in reported net income          183                 93
Deduct:  Total stock-based
     employee compensation
     expense determined under fair
     value method for all awards,
     net of related tax effects             (4,484)              (115)
                                         ---------          ---------
Net income - pro forma                   $   2,922          $   1,873

Net income per share:
     Basic - as reported                 $     0.30        $     0.08
     Basic - pro forma                   $     0.12        $     0.08

     Diluted - as reported               $     0.29       $     0.08
     Diluted - pro forma                 $     0.12        $     0.08

Stock-based employee compensation expense under the fair value method for the nine months ended March 31, 2005 includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in September 2004, all of which had an exercise price equal to or greater than the market value of the common stock on the date of grant, as those options were fully vested as of their date of grant.

In January 2006, the Company granted 131 options to certain employees and directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over one year and expire ten years from the date of grant. In accordance with SFAS 123(R), compensation expense, which is included in selling general and administrative expenses, of $376 will be charged over the vesting period. For the three months ended March 31, 2006, $94 was charged to compensation expense. The Company estimates the fair value of stock options using the Black-Scholes option pricing model, including an estimate of forfeiture rates.

In addition to the exercise price and grant date price of the awards, certain weighted average assumptions used in determining the Black-Scholes option pricing fair value were as follows: expected volatility of 50%, expected term of
5.5 years, risk free interest rate of 4.36% and dividend yield of 2.2%. The Company estimates expected volatility based on historical daily price changes of the Company's common stock. The expected term is the number of years that the Company estimates that options will be outstanding prior to exercise. The expected term was determined using the "simplified" method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107. The risk free interest rate is based on the United States treasury yield curve in effect at the time of grant.

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company's shareholders in December 2002. Under the 2002 Plan, options or restricted stock to purchase up to 1,688 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)


restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time. As of March 31, 2006, there were 143 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 85 shares of common stock available for grant as either options or restricted stock at March 31, 2006.

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

The following summarizes the shares of common stock under option for all plans at March 31, 2006 and June 30, 2005, and the activity with respect to options for the nine months ended March 31, 2006:

                                                      Weighted
                                        Shares         average        Aggregate
                                      subject to     exercise price   intrinsic
                                        option         per share        value
                                      ------------- ---------------- ----------
Outstanding at June 30, 2005            2,764           $ 7.65
Granted                                   131             6.82
Exercised                                 (57)            3.81
Forfeited                                 (63)           10.90
                                      ------------- ---------------- ----------
Outstanding at March 31, 2006            2,775            7.62         $21,146

The weighted average fair value of stock options granted during the nine months ended March 31, 2006 was $2.87. The aggregate intrinsic value of stock options exercised during the nine months ended March 31, 2006 was $217. The aggregate intrinsic value of the 2,644 exercisable stock options at March 31, 2006 was $20,253 with a weighted-average remaining contractual life, in years, of 7.78.

Summarized information about stock options outstanding and exercisable at March 31, 2006, is as follows:

                             Number of                                     Number of
  Exercise Price Range        Options      Average Life      Average        Options         Average
                            Outstanding         (1)         Price (2)     Excercisable     Price (2)
------------------------- ---------------- -------------- -------------- --------------- --------------
      $2.67 - 4.28             1,056           7.11           $3.56          1,056           $3.56
          6.87                   131           9.75            6.87             -              -
      8.21 - 10.81               347           7.43            8.39           347             8.39
         10.95                 1,241           8.45           10.95          1,241           10.95
                               -----           ----           -----          -----           -----
                               2,775           7.87           7.62           2,644            7.66
                               =====                                         =====

(1) Weighted-average contractual life remaining, in years.
(2) Weighted-average exercise price.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)



The following summarizes the non-vested stock options at March 31, 2006 and the activity with respect to non-vested options for the nine months ended March 31, 2006:

                                                  Shares         Weighted
                                                subject to     average grant
                                                  option      date fair value
                                              --------------- ----------------
Non-vested at June 30, 2005                           -               -
Granted                                              131             2.87
Vested                                                -               -
Forfeited                                             -               -
                                              --------------- ----------------
Non-vested at March 31, 2006                         131             2.87

(3)  SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the nine months ended March 31, 2006. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended March 31, 2005 to "continuing operations" in the consolidated statements of income for the three and nine month periods ended March 31, 2005.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, the remaining subsidiary of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. As a result, the Company recorded a pre-tax charge of $378, which was further increased by $92 in March 2006. This charge was included in selling, general and administrative expenses, representing the present value of the remaining lease obligation, reduced by estimated sub-lease rental income over the remaining lease term, which expires in December 2009.

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

Operating results of discontinued operations were as follows:

                                         Nine months ended   Three months ended
                                             March 31,           March 31,
                                         2006       2005       2006    2005
                                         -----      -----     -----   -----

Net sales                                $ 154      $ 986       -     $ 260
                                         -----      -----     -----   -----

Income (loss) from operations of
discontinued business                       44        (79)      -      (105)
(Provision) benefit for income taxes       (17)        30       -        40

Non-cash impairment charge                --         (833)      -      (110)
Benefit for income taxes                  --          317       -        42
                                         -----      -----     -----   -----

Loss from discontinued operations        $ (27)     $(565)      -     $(133)
                                         =====      =====     =====   =====

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)



 (4)  INVESTMENTS

A summary of short-term investments were as follows:

                                       March 31, 2006        June 30, 2005
                                      ----------------      -----------------
                                       Fair      Cost       Fair       Cost
                                      Value      Basis      Value      Basis
                                      -----      -----      -----      -----
TRADING SECURITIES
Corporate equity securities          $  653     $  152     $  657     $  152

AVAILABLE FOR SALE SECURITIES
Corporate bonds                       1,172     $1,207      1,194     $1,210
Government and agency securities      1,451     $1,501      3,217     $3,253
                                      -----                ------
                                     $3,276                $5,068
                                     ======                ======


(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,721 and $1,720 as of March 31, 2006 and June 30, 2005, respectively, relates to the Health Sciences segment.

Intangible assets subject to amortization as of March 31, 2006 and June 30, 2005 were as follows:

                               Gross Carrying    Accumulated      Net Book
                                   Value         Amortization      Value
                                   -----         ------------      -----
     March 31, 2006
     --------------

     Customer relationships       $2,651          $  852          $1,799
     Customer lists                  600             600             --
     Non-compete agreements          641             520             121
     EPA Registration                150             --              150
     Patent License                  838              38             800
                                  ------          ------          ------
                                  $4,880          $2,010          $2,870
                                  ======          ======          ======

     June 30, 2005
     -------------

     Customer relationships       $2,648          $  567          $2,081
     Customer lists                  600             510              90
     Non-compete agreements          641             486             155
                                  ------          ------          ------
                                  $3,889          $1,563          $2,326
                                  ======          ======          ======

Amortization expense for intangible assets subject to amortization amounted to $446 and $444 for the nine months ended March 31, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended March 31 are as follows:
2007: $513; 2008: $513; 2009: $498; 2010: $473; 2011: $328 and thereafter: $545.

As of March 31, 2006 and June 30, 2005, the Company also had $828 and $827, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

Changes in goodwill and the gross carrying value of certain intangible assets are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

                      ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)



(6) ACCRUED EXPENSES

The components of accrued expenses as of March 31, 2006 and June 30, 2005 were as follows:

                                                March 31,    June 30,
                                                  2006         2005
                                                 -------     -------

     Accrued compensation                        $ 2,596       2,566
     Accrued environmental remediation costs       1,195       1,195
     Other accrued expenses                        8,393       5,713
                                                 -------     -------
                                                 $12,184     $ 9,474
                                                 =======     =======

(7)  COMMON STOCK

On May 4, 2006, the Company's board of directors declared a semi-annual cash dividend of $0.075 per share to be distributed on June 29, 2006 to shareholders of record as of June 19, 2006.

On December 2, 2005, the Company's board of directors declared a regular semi-annual cash dividend of $0.075 per share or $1,816 in the aggregate which was paid on January 11, 2006 to shareholders of record on December 23, 2005.

(8)  NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 332 and 455 shares for the three months ended March 31, 2006, and 2005, respectively. There were 1,718 and 1,344 stock options outstanding as of March 31, 2006 and 2005, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

(9)  COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income were as follows:

                                                       Nine months ended             Three months ended
                                                           March 31,                      March 31,
                                                      2006            2005          2006           2005
                                                      ----            ----          ----           ----
Comprehensive income:
    Netincome                                      $ 6,272         $ 7,223         $ 2,751         $ 1,895
    Foreign currency translation
      adjustment                                       375           1,708             503          (1,320)
    Unrealized gain (loss) on available for
    sale securities                                    (33)            (63)             13              24
    Change in fair value of cross
      currency interest rate swaps                      43            (675)            (11)            437
                                                   -------         -------         -------         -------

Total                                              $ 6,657         $ 8,193         $ 3,256         $ 1,036
                                                   =======         =======         =======         =======

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

(10)  DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $1,957 and $1,299 during the nine months ended March 31, 2006 and 2005, respectively, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards. During the nine months ended March 31, 2005, the reduction of taxes payable of $1,851 was partially offset by a $552 deferred tax asset established for the write-down of goodwill and certain long-lived assets.

(11)  SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the nine months ended March 31, 2006 and 2005 were as follows:


                                                2006              2005
                                               ------           ------
Interest                                       $   62           $   87
Income taxes, net of refunds                      656            1,344


(12)  RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the nine months ended March 31, 2006 and 2005, the Company incurred legal fees of $246 and $133, respectively, for services rendered to the Company by these law firms.

(13)  COMMITMENTS AND CONTINGENCIES

As of March 31, 2006, the Company had outstanding purchase obligations totaling $53,887 with suppliers to acquire certain products for resale to third party customers.

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

In March 2006, one of the Company's subsidiaries received notice from the Environmental Protection Agency (EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. The subsidiary is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the subsidiary's potential liability is difficult to quantify for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the subsidiary's liability can not be reasonably estimated at this time, no accrual is recorded for these future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which will be amortized over its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the nine months ended March 31, 2006.

                      ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)



Commercial letters of credit are issued by the Company during the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,005 and $1,783 as of March 31, 2006 and June 30, 2005, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

                      ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)



The Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from the Company's ongoing business. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC, which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended March 31, 2005 to "continuing operations" in the consolidated statements of income for the three and nine month periods ended March 31, 2006 and 2005. Commencing July 1, 2005, the operating results of CDC, which consist primarily of Anti-Clog sales, are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

Nine months ended March 31, 2006 and 2005:

                                                                                        INSTITUTIONAL
                                        HEALTH          CHEMICALS &                        SANITARY         CONSOLIDATED
                                       SCIENCES          COLORANTS     AGROCHEMICALS       SUPPLIES           TOTALS
                                       --------          ---------     -------------       --------           ------
2006
----
Net sales                              $ 127,451         $  83,140        $  14,715             --          $ 225,306
Gross profit                              24,431            12,610            3,453             --             40,494
Unallocated cost of sales (1)                                                                                  (3,079)
                                                                                                            ---------
Net gross profit                                                                                            $  37,415

2005
----
Net sales                              $ 146,545         $  75,285        $  14,915        $   2,954        $ 239,699
Gross profit                              26,385            12,313            5,056              346           44,100
Unallocated cost of sales (1)                                                                                 (3,054)
                                                                                                            ---------
Net gross profit                                                                                            $  41,046

Three months ended March 31, 2006 and 2005:


                                                                                       INSTITUTIONAL
                                        HEALTH            CHEMICALS &                     SANITARY         CONSOLIDATED
                                       SCIENCES           COLORANTS     AGROCHEMICALS     SUPPLIES           TOTALS
                                       --------          ---------     -------------       --------           ------
2006
----
Net sales                              $  44,719         $  31,261        $   4,866             --          $  80,846
Gross profit                               8,166             4,517            1,515             --             14,198
Unallocated cost of sales (1)                                                                                    (754)
                                                                                                            ---------
Net gross profit                                                                                            $  13,444

2005
----
Net sales                              $  48,923         $  26,737        $   5,918        $     934        $  82,512
Gross profit                               8,712             4,396            2,265               13           15,386
Unallocated cost of sales (1)                                                                                  (1,137)
                                                                                                            ---------
Net gross profit                                                                                            $  14,249

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

Net sales and gross profit by location for the nine months ended March 31, 2006 and 2005 and long-lived assets by location as of March 31, 2006 and June 30, 2005 were as follows:


                       NET SALES                GROSS PROFIT          LONG-LIVED ASSETS
                       ---------                ------------          -----------------
                    Nine months ended         Nine months ended             As of
                        March 31,                 March 31,           March 31,    June30,
                    2006         2005         2006         2005         2006         2005
                  --------     --------     --------     --------     --------     --------
United States     $140,339     $135,910     $ 21,442     $ 21,666     $  1,454     $  1,469
Germany             42,784       49,381        9,796       10,201          421          509
Netherlands          7,760        6,194        1,350        1,383          220          285
France              11,743        9,291        1,369        1,318           87           90
Asia-Pacific        22,680       38,923        3,458        6,478        3,055        3,190
                  --------     --------     --------     --------     --------     --------
Total             $225,306     $239,699     $ 37,415     $ 41,046     $  5,237     $  5,543
                  ========     ========     ========     ========     ========     ========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2006, and the related consolidated statements of income for the three-month and nine-month periods ended March 31, 2006, and the related consolidated statement of cash flows for the nine-month period ended March 31, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2006. These interim financial statements are the responsibility of the Company's management.

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

May 3, 2006

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


EXECUTIVE SUMMARY

We are reporting net sales of $225,306 for the nine months ended March 31, 2006, which represents a 6.0% decrease from the $239,699 reported in the comparable prior period. Our income from continuing operations of $6,299, or $0.26 per diluted share was $1,489 lower than the comparable prior period. As discussed in prior quarterly and annual reports, this decrease is directly attributable to the loss of business on two previously launched API's.

Our financial position as of March 31, 2006 remains strong, as we had cash of $21,875, working capital of $101,840, no long-term debt, and shareholders' equity of $112,364.

Our business is separated into three principal segments: Health Sciences, Chemicals & Colorants and Agrochemicals.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. APIs comprise about 65% of this segment's revenues.

We have a pipeline of new generic products that we expect will reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. Given our regulatory experience, we believe this represents an opportunity for us, and we believe we are well positioned to take advantage of that opportunity.

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

The Agrochemicals segment sells herbicides, pesticides, and other agrochemicals, primarily in the United States and Western Europe. We expect that our joint venture with Nufarm, which markets Butoxone(R) will increase our market share of the peanut, soybean and alfalfa herbicide markets.

We formerly also reported under the Institutional Sanitary Supplies segment, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers. This segment was successfully divested from our ongoing business. Specifically, during June 2005, we entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, the Company has reclassified all of CDC's operating results previously reported as "discontinued operations" for the period ended December 31, 2004 to "continuing operations" in the consolidated statements of income for the three and six month periods ended December 31, 2005 and 2004. Commencing July 1, 2005, the operating results of CDC, which consist primarily of Anti-Clog sales, are included in the Chemicals & Colorants segment. On September 6, 2005, we completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. As a result, the Company recorded a pre-tax charge of $378, which was further increased by $92 in March 2006 and included in selling, general and administrative expenses, representing the present value of the remaining lease obligation reduced by estimated sub-lease rental income over the remaining lease term, which expires in December 2009.

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

When you read this Management's Discussion and Analysis section, you should refer to the accompanying consolidated statements of income, which present the results of our operations for the three and nine month periods ended March 31, 2006 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2006 COMPARED TO NINE MONTHS ENDED MARCH 31, 2005

                                             NET SALES BY SEGMENT
                                         Nine months ended March 31,

                                                                                            Comparison 2006
                                        2006                          2005                 Over/(under) 2005
                                  ----------------           ---------------------         -----------------
                                               % of                          % of           $              %
Segment                           Net Sales    Total         Net Sales       Total        Change         Change
------                            --------     -----         ---------       -----        ------         ------
Health Sciences                   $127,451      56.6%          $146,545       61.1%       $(19,094)       (13.0)%
Chemicals & Colorants               83,140      36.9             75,285       31.4           7,855         10.4
Agrochemicals                       14,715       6.5             14,915        6.2            (200)        (1.3)
Institutional Sanitary
  Supplies                            --         --               2,954        1.3          (2,954)      (100.0)
                                  --------      -----          --------       ----        --------        -----
Net sales                         $225,306      100.0%         $239,699      100.0%       $(14,393)        (6.0)%
                                  ========      =====          ========      =====        ========        =====


                                           GROSS PROFIT BY SEGMENT
                                         Nine months ended March 31,

                                                                                            Comparison 2006
                                        2006                          2005                Over/(under) 2005
                                   ----------------          ---------------------        -----------------------
                                   Gross        % of          Gross           % of           $             %
Segment                            Profit      Sales         Profit          Sales        Change         Change
-------                            ------      -----         ------          -----        --------        -------
Health Sciences                   $ 24,431        19.2         $ 26,385       18.0%       $ (1,954)        (7.4)%
Chemicals & Colorants               12,610        15.2           12,313       16.4             297          2.4
Agrochemicals                        3,453        23.5            5,056       33.9          (1,603)       (31.7)
Institutional Sanitary
   Supplies                           --            --              346       11.7            (346)      (100.0)
                                  --------      -----          --------       ----        --------        -----

Segment gross profit                40,494        18.0           44,100       18.4          (3,606)        (8.2)

Freight and storage costs (1)       (3,079)       (1.4)          (3,054)      (1.3)            (25)        (0.8)

Gross profit                      $ 37,415        16.6%        $ 41,046       17.1%       $ (3,631)        (8.8)%
                                  ========      ======         ========      =====        ========        =====


      (1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $14,393, or 6.0%, to $225,306 for the nine months ended March 31, 2006, compared with $239,699 for the comparable prior period. We reported sales decreases in our Health Sciences and Agrochemicals segments during this period, which was partially offset by a sales increase in our Chemicals & Colorants segment.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $19,094 for the nine months ended March 31, 2006, to $127,451, which represents a 13.0% decrease from net sales of $146,545 for the prior period. The sales decrease from the prior period is directly attributable to the loss of foreign business of $16,426 from two previously launched APIs due to increased competition. The nine month results, net of the two lost APIs, include a sales reduction of $4,040 from our foreign operations which was partially offset by a sales increase of $1,369 from our domestic operations over the prior comparable period.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $83,140 for the nine months ended March 31, 2006, compared to $75,285 for the prior period. This increase of $7,855, or 10.4%, over the prior period is primarily attributable to an increase in the agricultural intermediate, food, beverage and cosmetics and coatings product groups of $7,581 over the comparable period last year. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $2,679 less product during the nine months ended March 31, 2006 as their contract had expired. This reduction was more than offset by an increase over the prior period in domestic sales of our diverse chemical and colorants offerings. In addition, the segment net sales includes a $1,375 increase relating to our former CDC business, primarily from sales of the Anti-Clog product we retained.

AGROCHEMICALS

Net sales for the Agrochemical segment remained relatively consistent at $14,715 for the nine months ended March 31, 2006, as compared to $14,915 for the prior period, or a slight decrease of $200 or 1.3%.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $3,606 to $40,494 (18.0% of net sales) for the nine months ended March 31, 2006, as compared to $44,100 (18.4% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $24,431 for the nine months ended March 31, 2006, was $1,954 or 7.4% lower than the prior period. This decrease in gross profit was directly attributable to the loss of business on two larger previously-launched APIs in Asia of $2,293 due to significant competitive pressures. This lost gross profit was partially offset by an increase in gross profit from sales increases from our domestic business of $836 over the prior period. The gross margin increased to 19.2% compared to a gross margin of 18.0% for the prior period due primarily to a shift in the product mix of net sales to higher margin products during the nine months ended March 31, 2006.

CHEMICALS & COLORANTS

Gross profit for the nine months ended March 31, 2006, increased by $297, or 2.4%, over the prior period. The gross margin percentage was 15.2% for the period compared to 16.4% for the prior period due to a shift in product mix to slightly lower margin products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $3,453 for the nine months ended March 31, 2006, versus $5,056 for the prior period, a decrease of $1,603 or 31.7%. Gross margin for the period was 23.5% compared to the prior period gross margin of 33.9%. The decrease in gross profit was primarily due to lower royalty payments from our foreign customers of $495 compared to last year, higher costs associated with maintaining our EPA registered products of $196 and increased rebate expenses of $227. In addition, we experienced higher costs of goods for our largest selling products of $139. We believe our gross margin for the balance of the fiscal year will be more in line with historical levels.

Unallocated cost of sales remained stable at $3,079 for the nine months ended March 31, 2006 compared to $3,054 in the prior period, a slight increase of $25 which represents a less than 1% increase.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $1,625, or 5.2% to $29,380 for the nine months ended March 31, 2006 compared to $31,005 for the prior period. As a percentage of sales, SG&A was basically stable at 13.0% for the nine months ended March 31, 2006 versus 12.9% for the prior period. The decrease in SG&A expenses was primarily due to an $823 decrease in expenses for our former CDC business, reduced legal fees of $396, a reduction in audit and Sarbanes-Oxley compliance costs of $386 and reduced sales and marketing related expenses of $457. These expense reductions were partially offset by a $537 charge for a settlement of legal claims against one of our subsidiaries.

OPERATING INCOME

For the nine months ended March 31, 2006, operating income was $8,035 compared to $10,041 in the prior period, a decrease of $2,006 or 20.0%. This decrease was due to the overall decrease in gross profit of $3,631 partially offset by the $1,625 decrease in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was $1,170 for the nine months ended March 31, 2006, which represents an increase of $222 over the prior period. The increase is primarily attributable to an increase of $103 regarding a government subsidy paid annually for doing business in a free trade zone in Shanghai, China, proceeds from credit insurance of $211, sale of distribution rights for a particular product in certain European countries of $133 and proceeds from the sale of certain task force data of $55, partially offset by a net loss on foreign currency of $224.

PROVISION FOR INCOME TAXES

The effective tax rate for the nine months ended March 31, 2006 increased to 31.0% from 28.4% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $27 and $565 for the nine months ended March 31, 2006 and 2005, respectively. The net loss from discontinued operations for the nine months ended March 31, 2005 includes a non-cash write-down of goodwill of $516, net of taxes of $317.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005


                                               NET SALES BY SEGMENT
                                           Three months ended March 31,

                                                                                                Comparison 2006
                                              2006                       2005                   Over/(under) 2005
                                     ----------------------     -----------------------        ------------------------
                                                       % of                       % of            $             %
Segment                              Net Sales        Total     Net Sales         Total        Change         Change
-------                              ---------        -----     ---------         -----        ------         ------
Health Sciences                      $44,719           55.3%      $48,923           59.3%      $(4,204)         (8.6)%
Chemicals & Colorants                 31,261           38.7        26,737           32.4         4,524          16.9
Agrochemicals                          4,866            6.0         5,918            7.2        (1,052)        (17.8)
Institutional Sanitary
   Supplies                             --              --            934            1.1          (934)       (100.0)
                                     -------        -------       -------        -------        -------       -----

Net sales                            $80,846          100.0%      $82,512          100.0%      $(1,666)         (2.0)%
                                     =======        =======       =======        =======       =======        =====


                                              GROSS PROFIT BY SEGMENT
                                           Three months ended March 31,

                                                                                                  Comparison 2006
                                               2006                      2005                    Over/(under) 2005
                                       --------------------       --------------------         ----------------------
                                        Gross          % of       Gross           % of            $             %
Segment                                Profit         Sales       Profit          Sales        Change         Change
-------                                ------         -----       ------          -----        ------         ------
Health Sciences                      $  8,166          18.3%      $ 8,712           17.8%      $   (546)        (6.3)%
Chemicals & Colorants                   4,517          14.4         4,396           16.4            121          2.8
Agrochemicals                           1,515          31.1         2,265           38.3           (750)       (33.1)
Institutional Sanitary
   Supplies                              --            --              13            1.4            (13)      (100.0)
                                     -------        -------       -------        -------        -------       ------


Segment gross profit                   14,198          17.6        15,386           18.7         (1,188)        (7.7)%

Freight and storage costs (1)            (754)         (1.0)       (1,137)          (1.4)           383        (33.7)%
                                     -------        -------       -------        -------        -------       ------

Gross profit                         $13,444           16.6%      $14,249           17.3%      $   (805)        (5.6)%
                                     =======        =======       =======        =======       =======        =====


      (1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $1,666 or 2.0%, to $80,846 for the three months ended March 31, 2006, compared with $82,512 for the comparable prior period. We reported sales decreases in our Health Sciences and Agrochemicals segments partially offset by a sales increase in our Chemicals & Colorants, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $4,204 for the three months ended March 31, 2006, to $44,719, which represents an 8.6% decrease from net sales of $48,923 for the prior period. The sales decrease from the prior period is primarily attributable to the loss of foreign business of $3,738 due principally to increased competition in the API business. Additionally, net sales from our domestic operations decreased $466 from the prior period.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $31,261 for the three months ended March 31, 2006, compared to $26,737 for the prior period. This increase of $4,524, or 16.9%, over the prior period is primarily attributable to an increase in the agricultural intermediate, food, beverage and cosmetics and coatings product groups of $3,961. Sales of Chemicals & Colorants products by our foreign subsidiaries for the three months ended March 31, 2006, showed an increase of $1,384 over the prior period. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $957 less product during the three months ended March 31, 2006 due to the expiration of their contract. This reduction was more than offset by the increase over the prior period in domestic sales of our chemical and colorants offerings. In addition, net sales includes a $288 increase due to the inclusion of Anti-Clog sales in this segment.

AGROCHEMICALS

Net sales for the Agrochemicals segment decreased to $4,866 for the three months ended March 31, 2006, a decrease of $1,052, or 17.8%, from net sales of $5,918 for the prior period. The decrease in net sales was primarily attributable to lower royalty income from our foreign customers. In addition, our domestic sales for the quarter declined over the prior period due to dry weather conditions causing the agricultural selling season, for our second largest product, to start later than last year.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $1,188 to $14,198 (17.6% of net sales) for the three months ended March 31, 2006, as compared to $15,386 (18.7% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $8,166 for the three months ended March 31, 2006, was $546 or 6.3% lower than the prior period. This decrease in gross profit was primarily attributed to the loss of foreign business of $808 due principally to significant competitive pressures. This lost gross profit was partially offset by an increase in gross profit from our domestic operations of $262.

CHEMICALS & COLORANTS

Gross profit for the three months ended March 31, 2006 increased $121, or 2.8%, over the prior period. The gross margin percentage was 14.4% for the period compared to 16.4% for the prior period. This decrease was due to increasing costs and a shift in product mix to slightly lower margin products.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $1,515 for the three months ended March 31, 2006, versus $2,265 for the prior period, a decrease of $750 or 33.1%. Gross margin for the period was 31.1% compared to the prior period gross margin of 38.3%. The primary cause of the decrease in gross profit was lower royalty payments from our foreign customers of $217 and lower gross margins on our second highest volume product compared to the prior period of $145. The gross profits and margins were also negatively affected by higher costs associated with maintaining our EPA registered products and increased rebate expenses.

Unallocated cost of sales decreased $383, to $754 for the three months ended March 31, 2006 compared to $1,137 in the prior period, representing a $383 or 33.7% decrease.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $2,025, or 17.8%, to $9,361 for the three months ended March 31, 2006 compared to $11,386 for the prior period. As a percentage of sales, SG&A was 11.6% for the three months ended March 31, 2006 versus 13.8% for the prior period. The decrease in SG&A expenses was primarily due to a $1,003 decrease in expenses for our former CDC business, reduced legal fees of $333, and a reduction in audit and Sarbanes-Oxley compliance costs of $520.

OPERATING INCOME

For the three months ended March 31, 2006, operating income was $4,083 compared to $2,863 in the prior period, an increase of $1,220 or 42.6%. This increase was due to the overall decrease in SG&A expenses of $2,025 partially offset by an $805 decrease in gross profit.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 2006 was 32.2% as compared to 29.6% for the prior period.

DISCONTINUED OPERATIONS

The net loss from discontinued operations was $133 for the three months ended March 31, 2005. The net loss from discontinued operations for the three months ended March 31, 2005 includes a non-cash write-down of goodwill of $68, net of taxes of $42.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At March 31, 2006, we had $21,875 in cash, $3,276 in short-term investments and no long-term debt.

Our cash position at March 31, 2006 increased $1,925 from the June 30, 2005 level. Operating activities provided cash of $2,691, primarily from net income of $6,272, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the nine months ended March 31, 2006 provided cash of $1,467 primarily related to the sale of certain short term investments.

Financing activities for the nine months ended March 31, 2006 used cash of $2,250 primarily as a result of payments of dividends of $1,816 and treasury stock purchases of $581.

CREDIT FACILITIES

We have credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $17,819, which was not utilized as of March 31, 2006. We are not subject to any financial covenants under these arrangements.

We have a revolving credit facility with a domestic financial institution which expires June 30, 2007 and provides for available credit of $10,000. At March 31, 2006, we had utilized $821 in letters of credit, leaving $9,179 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2006.

WORKING CAPITAL OUTLOOK

Working capital was $101,840 at March 31, 2006 versus $94,249 at June 30, 2005. The increase in working capital was attributable to various factors including net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At March 31, 2006, we had no significant obligations for capital expenditures. At March 31, 2006, contractual cash obligations and other commercial commitments were as follows:

                                           PAYMENTS DUE AND/OR
                                          AMOUNT OF COMMITMENT
                                          EXPIRATION PER PERIOD


                                                   Less Than        1-3            4-5          After 5
                                     Total          1 Year         Years          Years          Years
                                    -------        -------        -------        -------        -------
Operating leases                    $ 7,382        $ 1,743        $ 3,168        $ 2,324        $   147

Commercial letters of credit            821            821

Standby letters of credit               184            184

Unconditional purchase
obligations                          53,887         53,350            537           --             --
                                    -------        -------        -------        -------        -------

Total                               $62,274        $56,098        $ 3,705        $ 2,324        $   147
                                    =======        =======        =======        =======        =======

Other significant commitments and contingencies included the following:

     1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan, included in long-term liabilities, of $2,720, and the assets held by the grantor trust, included in other assets, amounted to $2,410 as of March 31, 2006.

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


RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms which serve as our counsel on various corporate matters. During the three months ended March 31, 2006 and 2005, we incurred legal fees of $89 and $76, respectively, for services rendered to us by these law firms. The fees charged by such firms were at rates comparable to rates obtainable from other firms for similar services.

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

In March 2006, one of our subsidiaries received notice from the Environmental Protection Agency (EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Our subsidiary is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of our potential liability is difficult to quantify for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of our liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of our liability can not be reasonably estimated at this time, no accrual is recorded for these future costs. The impact of the resolution of this matter on our results of operations in a particular reporting period is not known. However, we believe, although can not assure you, that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or liquidity.

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

INVESTMENT MARKET PRICE RISK

We had short-term investments of $3,276 at March 31, 2006. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $328 as of March 31, 2006. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31,

2006, we had foreign currency contracts outstanding that had a notional amount of $17,391. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2006, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the remaining swap from date of purchase to March 31, 2006, was $(235). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $43 and $(675) for the nine months ended March 31, 2006 and 2005, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. At March 31, 2006, we had translation exposure to various foreign currencies, with the most significant being the Euro, the Chinese Renminbi and the Singapore dollar. The potential loss at March 31, 2006, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates is $4,853. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As planned, during the third quarter of fiscal 2006, our U.S. operations went "live" with our new Enterprise Resource Planning ("ERP") system. Compensating internal controls were strengthened and additional management reviews were established during this transitional period to ensure the overall system of internal control continued to operate effectively. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 2006, one of our subsidiaries received notice from the Environmental Protection Agency (EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Our subsidiary is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of our potential liability is difficult to quantify for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of our liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of our liability can not be reasonably estimated at this time, no accrual is recorded for these future costs. The impact of the resolution of this matter on our results of operations in a particular reporting period is not known. However, we believe, although can not assure you, that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or liquidity.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASE PROGRAM

We are authorized by the Board of Directors to repurchase up to 4,147 shares of common stock, in the open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. During the first nine months of fiscal 2006, we purchased approximately 96 shares of common stock at an average price per share of $6.05 for $581. At March 31, 2006, there are 4,051 shares that may yet be purchased under the program, which expires in May 2008.

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



                                    ACETO CORPORATION


Date    May 8, 2006                 By     /s/ Douglas Roth
     -------------------                 -------------------------------------
                                         Douglas Roth, Chief Financial Officer

Date    May 8, 2006                 By     /s/ Leonard S. Schwartz
     -------------------                 --------------------------
                                         Leonard S. Schwartz, Chairman,
                                         President and Chief Executive Officer