Form 10-K
period 2006-06-30
ACETO CORP
filed 2006-09-12
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006
                        Commission file number 000-04217
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

                                 (516) 627-6000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, Par Value $.01 Per Share        The NASDAQ Stock Market LLC
--------------------------------------       ------------------------------
       (Title of Class)                     (Name of each exchange on which
                                                    registered)

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

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
Large accelerated filer      Accelerated filer  X    Non-accelerated filer
                       ----                    ----                        ----

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of December 31, 2005 was approximately $157,431,224.

The Registrant has 24,281,239 shares of common stock outstanding as of September 1, 2006.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on December 7, 2006.

                       ACETO CORPORATION AND SUBSIDIARIES
                                    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2006



                                TABLE OF CONTENTS


PART I.

Item 1.              Business
Item 1A.             Risk Factors
Item 1B.             Unresolved Staff Comments
Item 2.              Properties
Item 3.              Legal Proceedings
Item 4.              Submission of Matters to a Vote of Security Holders

PART II.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.              Selected Financial Data
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 7A.             Quantitative and Qualitative Disclosures About Market Risk
Item 8.              Financial Statements and Supplementary Data
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A.             Controls and Procedures
Item 9B.             Other Information

PART III.

Item 10.             Directors and Executive Officers of the Registrant
Item 11.             Executive Compensation
Item 12.             Security Ownership of Certain Beneficial Owners and
                     Management
Item 13.             Certain Relationships and Related Transactions
Item 14.             Principal Accountant Fees and Services

PART IV.

Item 15.             Exhibits and Financial Statement Schedules

                                     PART I

 CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, and economic and political conditions in the United States and abroad.

                          NOTE REGARDING DOLLAR AMOUNTS

In this Annual Report, all dollar amounts are expressed in thousands, except share prices and per-share amounts.

ITEM 1.  BUSINESS

GENERAL

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as "Aceto" "Company", "we", "us", and "our" unless the content indicates otherwise. Aceto was incorporated in 1947 in the State of New York. We are a global distributor of chemically-derived pharmaceuticals, biopharmaceuticals, specialty chemicals and agrochemicals. Our business is organized along product lines into three segments: Health Sciences, Chemicals & Colorants and Agrochemicals.

Our Health Sciences division includes active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.

The products in our Chemicals & Colorants division include a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

Our Agrochemicals division includes herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical, specialty chemicals and agrochemicals is readily accessible. We are able to offer our customers competitive pricing, continuity of supply, and quality control. Our 59 years of experience, our reputation for reliability and stability, and our long-term relationships with our suppliers have fostered loyalty among our customers.

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

We believe that our track record of continuous product introductions demonstrates that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier. Our long-term plans involve seeking strategic acquisitions that enhance our earnings, forming alliances with partners that add to our capabilities, and establishing significant business operations in Eastern Europe.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", and in Note 20 to the Consolidated Financial Statements, Part II, Item 8, "Financial Statements and Supplementary Data."

PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2006 and 2005, approximately 67% and 68%, respectively, of our purchases were from Asia and approximately 21% and 22%, respectively, were from Europe.

Our customers are located throughout the United States, Europe and Asia. They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2006 and 2005, sales made to customers in the United States totaled $157,329 and $160,123, respectively. Sales made to customers outside the United States during fiscal years 2006 and 2005 totaled $139,801 and $153,258, respectively, of which, approximately 53% and 65%, respectively, were to customers located in Europe.

The chemical industry is highly competitive. We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices. Because of our long relationship with many suppliers as well as our sourcing offices in China and India, we are able to ensure that any given product is manufactured at a facility that is appropriate for that product. For the most part, we store our inventory of chemicals in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill orders rapidly from inventory. We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers. This allows us to ensure that when necessary, sourcing decisions can be made quickly.

No single product or customer accounted for as much as 10% of net sales in fiscal years 2006, 2005 or 2004. No single supplier accounted for as much as 10% of purchases in fiscal 2006. Two suppliers accounted for approximately 13% and 12% of purchases in fiscal year 2005, one supplier accounted for approximately 10% of purchases in fiscal year 2004.

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

Compliance with federal, state and local environmental regulations has not had a material effect on our capital expenditures and competitive position. Our subsidiary, Arsynco, Inc., a New Jersey corporation ("Arsynco") has environmental remediation obligations in connection with its former manufacturing facility in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900. As of June 30, 2006 a liability of $5,400 is included in the accompanying consolidated balance sheet. In accordance with Emerging Issues Task Force (EITF) Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. As of June 30, 2005, a liability of $1,195 was included in the accompanying consolidated balance sheet. It is possible that the assumptions underlying our estimates will be found to be incorrect, in which case the liability could be significantly greater than currently estimated and could have a material adverse effect on our financial condition, operating results and cash flows.

In March 2006, also related to the former manufacturing facility in Carlstadt, New Jersey, Arsynco received notice from the Environmental Protection Agency
(EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's

Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. Management currently believes, however, that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

HISTORICAL BUSINESS ACQUISITIONS

We completed two significant transactions in fiscal year 2004. These transactions are consistent with our strategy of seeking strategic acquisitions that enhance earnings and forming alliances with partners that add to our capabilities.

On December 31, 2003, through our wholly owned subsidiary Aceto Holding GmbH ("Aceto Holding"), we acquired all of the capital stock of Pharma Waldhof Beteiligungs GmbH ("Pharma Waldhof") and all of the partnership interest of Pharma Waldhof GmbH & Co. KG. Pharma Waldhof is the general partner of Pharma Waldhof GmbH & Co. KG.

Based in Dusseldorf, Germany, Pharma Waldhof GmbH distributes biologically and chemically derived Active Pharmaceutical Ingredients, or "APIs," used in therapeutic and diagnostic products. It is a worldwide provider of a biologically derived API used in a widely used diagnostic and therapeutic heart medication. Its primary customers include worldwide ethical and generic pharmaceutical companies.

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

EMPLOYEES

At June 30, 2006, we had 216 employees, none of whom were covered by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

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

Our subsidiary, Arsynco, has environmental remediation obligations in connection with its former manufacturing facility in Carlstadt, New Jersey. Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993. If the actual costs are significantly greater than estimated, it could have a material adverse effect on our financial condition, operating results and cash flows.

In March 2006, also related to its former manufacturing facility in Carlstadt, New Jersey, Arsynco received notice from the Environmental Protection Agency
(EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

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

ANY ACQUISITION THAT WE MAKE COULD RESULT IN A SUBSTANTIAL CHARGE TO OUR
EARNINGS.

We have previously incurred charges to our earnings in connection with acquisitions, and may continue to experience charges to our earnings for any acquisitions that we make, including large and immediate write-offs of acquired assets, or impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly periods and they could possibly have an adverse impact on the market price of our common stock.

OUR REVENUE STREAM IS DIFFICULT TO PREDICT.

Our revenue stream is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and may be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2006 and 2005, approximately 47% and 49%, respectively, of our revenues were attributable to operations conducted abroad and to export sales. In addition, in fiscal year 2006, approximately 67% and 21% of our purchases came from Europe and Asia, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

All facilities and manufacturing techniques used to manufacture products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our facilities, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

THE MARKET PRICE OF OUR STOCK COULD BE VOLATILE.

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including:

        o quarterly fluctuations in our operating income and earnings per share results
        o technological innovations or new product introductions by us or our competitors
        o       economic conditions
        o       disputes concerning patents or proprietary rights
        o changes in earnings estimates and market growth rate projections by market research analysts
        o       sales of common stock by existing security holders
        o       loss of key personnel
        o       securities class actions or other litigation

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

AVAILABLE INFORMATION

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission. You may read and copy any document we file at the SEC's public reference room at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC. The SEC's website is WWW.SEC.GOV.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our general headquarters and main sales office occupy approximately 26,000 gross square feet of leased space in an office building in Lake Success, New York. The lease expires in April 2011.

Arsynco's former manufacturing facility is located on a 12-acre parcel in Carlstadt, New Jersey, that it owns. This parcel contains one building with approximately 5,000 gross square feet of office space.

In November 2004, we purchased approximately 1,300 gross square meters of office space located in Shanghai, China for our sales offices and investment purposes.

We also lease office space in Hamburg, Germany; Dusseldorf, Germany; Heemskerk, the Netherlands; Paris, France; Lyon, France; Singapore; Warsaw, Poland and Mumbai, India. These offices are used for sales and administrative purposes.

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

In March 2006, Arsynco received notice from the Environmental
Protection Agency (EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act

(CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management currently believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Stock Market LLC using the symbol "ACET." The following table states the fiscal year 2006 and 2005 high and low sales prices of our common stock as reported by the NASDAQ Stock Market LLC for the periods indicated, adjusted for a 3-for-2 stock split, effected in the form of a dividend, paid in January 2005.

                             HIGH          LOW
FISCAL YEAR 2006
First Quarter              $ 8.20       $ 5.49
Second Quarter               6.96         5.64
Third Quarter                7.70         6.44
Fourth Quarter               8.36         6.33

FISCAL YEAR 2005
First Quarter              $11.84       $ 8.99
Second Quarter              13.33         8.79
Third Quarter               13.19         7.36
Fourth Quarter               8.05         6.53

Cash dividends of $0.075 per common share were paid in January and June of fiscal years 2006 and 2005. Cash dividends of $0.056 per common share were paid in January and June of fiscal year 2004. Our revolving credit facility restricts the payment of cash dividends to $4,500 per year.

As of September 1, 2006, there were 530 holders of record of our common stock.

22,006 shares were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2006:

                                                                                          Number of securities
                                     Number of securities to       Weighted-average      remaining available for
                                     be issued upon exercise      exercise price of       future issuance under
Plan category                        of outstanding options      outstanding options     equity compensation plans
                                    --------------------------------------------------------------------------------
Equity compensation plans approved
  by security holders                      2,743                       $   7.62                      226
                                    --------------------------------------------------------------------------------
Equity compensation plans not
  approved by security holders               -                              -                         -
                                    --------------------------------------------------------------------------------
Total                                      2,743                       $   7.62                      226
                                    ================================================================================


ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per-share amounts)

Fiscal Years Ended June 30,                2006             2005            2004(1)        2003            2002
---------------------------                ----             ----            ----           ----            ----

Net sales                                $297,130        $313,381        $296,359        $269,961        $228,012
Operating income                           11,973          11,540          16,118          13,027           7,331
Income from continuing operations           9,264          10,625          13,111           9,522           4,942
Net income(2)                               9,237          10,015          13,067           7,595           4,945

At Year End
-----------

Working capital                          $104,707        $ 94,249        $ 86,420        $ 72,208        $ 58,811
Total assets                              166,592         149,028         149,697         123,519         115,703
Long-term liabilities                      15,140           3,982           2,877           1,043             983
Shareholders' equity                      115,053         107,655         100,266          84,569          73,290

Per Diluted Common Share(3)
---------------------------

Income from continuing operations        $   0.38        $   0.43        $   0.53        $   0.40        $   0.21
Net income                               $   0.38        $   0.41        $   0.53        $   0.32        $   0.21
Cash dividends                           $   0.15        $   0.15        $   0.11        $   0.10        $   0.09

(1) Includes the acquisition of Pharma Waldhof on December 31, 2003, as more fully described in Item 1.
(2) Fiscal 2003 net income includes a $1,873 ($0.08 per diluted common share) charge for a cumulative effect of an accounting change resulting from an impairment of goodwill.
(3) Adjusted for stock splits, effected in the form of dividends, as appropriate.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

EXECUTIVE SUMMARY

We are reporting a $433 increase in operating profit to $11,973 for the year ended June 30, 2006 as compared to $11,540 for the prior year. This increase in operating profit was achieved, despite a highly competitive environment, primarily through maintaining our profit margin and our successful management of selling, general and administrative costs, which decreased $2,775 in fiscal 2006 as compared to fiscal 2005. Net sales for fiscal 2006 were $297,130, a decrease of $16,251 from fiscal 2005. This decline in net sales also negatively impacted our gross profit, which decreased $2,342 to $50,759 for fiscal 2006. Our net income decreased to $9,237, or $0.38 per diluted share, a decrease of $778 compared to fiscal year 2005.

Our financial position as of June 30, 2006, remains strong, as we had cash and short-term investments of $37,041, working capital of $104,707, no long-term debt and shareholders' equity of $115,053.

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

We have a pipeline of new and second source generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western European counterparts. Given our regulatory expertise, we believe that this represents an opportunity for us, and we believe we are well positioned to take advantage of that opportunity.

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

We formerly also reported under the Institutional Sanitary Supplies segment, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers. This former segment was successfully divested from our ongoing business during fiscal 2006.

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

As you read this section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2006. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, EPA registration, patent license and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, we use many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, we use as necessary, an outside valuation firm to help us evaluate recorded goodwill. If our estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

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

As of June 30, 2006, we had current net deferred tax assets of $2,533 and non-current net deferred tax assets of $4,027. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

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

STOCK-BASED COMPENSATION

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense. In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment which makes them critical accounting estimates.

We use an expected stock-price volatility assumption that is based on the historical daily price changes of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal 2006, we used an expected stock-price volatility of 50% based upon the historical volatility at the time of issuance. With regard to the weighted-average option term assumption, for stock option grants issued during fiscal 2006, we used an expected option term assumption of 5.5 years as determined under the "simplified" method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

                                                               NET SALES BY SEGMENT
                                                                Year ended June 30,

                                                                                              Comparison 2006
                                             2006                       2005                 Over/(Under) 2005
                                     ---------------------     ---------------------     ------------------------
                                                     % of                      % of          $              %
Segment                              Net Sales       Total     Net Sales       Total      Change          Change
-------                              ---------       -----     ---------       -----     --------        --------
Health Sciences                      $166,695         56.1%    $184,560         58.9%    $(17,865)         (9.7)%
Chemicals & Colorants                 110,701         37.3      104,744         33.4        5,957           5.7
Agrochemicals                          19,734          6.6       20,031          6.4         (297)         (1.5)
Institutional Sanitary Supplies             -            -        4,046          1.3       (4,046)       (100.0)
                                     --------        -----     --------        -----     --------        ------

Net sales                            $297,130        100.0%    $313,381        100.0%    $(16,251)         (5.2)%
                                     ========        =====     ========        =====     ========        ======


                                                                GROSS PROFIT BY SEGMENT
                                                                   Year ended June 30,

                                                                                              Comparison 2006
                                              2006                      2005                  Over/(Under) 2005
                                     ----------------------    ----------------------    ------------------------
                                      Gross          % of        Gross         % of          $              %
Segment                               Profit         Sales      Profit         Sales      Change          Change
-------                              --------        ------    ---------       ------    --------        --------

Health Sciences                      $ 32,283         19.4%    $ 32,869         17.8%    $   (586)         (1.8)%
Chemicals & Colorants                  16,975         15.3       17,224         16.4         (249)         (1.4)
Agrochemicals                           4,760         24.1        6,719         33.5       (1,959)        (29.2)
Institutional Sanitary Supplies             -            -          696         17.2         (696)       (100.0)
                                     --------        -----     --------        -----     --------        ------

Segment gross profit                   54,018         18.2       57,508         18.3       (3,490)         (6.1)

Freight and storage costs (1)          (3,259)        (1.1)      (4,407)        (1.4)       1,148          26.0
                                     --------        -----     --------        -----     --------        ------
Gross profit                         $ 50,759         17.1%    $ 53,101         16.9%    $ (2,342)         (4.4)%
                                     ========        =====     ========        =====     ========        ======


(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $16,251, or 5.2%, to $297,130 for the year ended June 30, 2006, compared with $313,381 for the prior year. We reported sales decreases in our Health Sciences and Agrochemicals segments, which were partially offset by a sales increase in our Chemicals & Colorants segment.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $17,865 for the year ended June 30, 2006, to $166,695, which represents a 9.7% decrease over net sales of $184,560 for the prior year. The sales decrease from the prior period is directly attributable to the loss of foreign business of $16,716 from two previously launched APIs due to increased competition. The fiscal 2006 results, net of the two lost APIs, include a sales reduction of $2,243 from our foreign operations which was partially offset by a sales increase of $1,162 from our domestic operations over the prior fiscal year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $110,701 for the year ended June 30, 2006, compared to $104,744 for the prior year. This increase of $5,957, or 5.7%, over the prior period is primarily attributable to an increase in the agricultural intermediate, food, beverage and cosmetics and coatings product groups of $7,650 as compared to fiscal 2005. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $3,515 less product during fiscal 2006 as their contract had expired. This reduction was more than offset by an increase over the prior period in domestic sales of our diverse chemical and colorants offerings. In addition, net sales includes a $1,783 increase relating to our former CDC business, primarily from sales of the Anti-Clog product we retained.

AGROCHEMICALS

Net sales for the Agrochemicals segment decreased to $19,734 for the year ended June 30, 2006, a decrease of $297, or 1.5%, over net sales of $20,031 for the prior year. This decline over the prior year was primarily due to dry weather conditions shortening the agricultural selling season, for our second largest product.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $3,490 to $54,018 (18.2% of net sales) for the year ended June 30, 2006, as compared to $57,508 (18.3% of net sales) for the prior year.

HEALTH SCIENCES

Health Sciences' gross profit of $32,283 for the year ended June 30, 2006, was $586 or 1.8% lower than the prior year. This decrease in gross profit was directly attributable to the loss of business on two larger previously-launched APIs in Asia of $2,373 due to significant competitive pressures as well as a decrease in our foreign business, net of the two APIs, of $499. This lost gross profit was partially offset by an increase in gross profit from sales increases from our domestic business of $1,087 over the prior fiscal year. The gross margin increased to 19.4% in fiscal 2006 compared to a gross margin of 17.8% for the prior fiscal year due primarily to a shift in the product mix of net sales to higher margin products during the 2006 fiscal year.

CHEMICALS & COLORANTS

Gross profit for the year ended June 30, 2006, decreased by $249, or 1.4%, over the prior year. Gross margin decreased from 16.4% in fiscal 2005 to 15.3% in fiscal 2006. Decreases in categories such as organic chemicals and chemical intermediates in terms of both volume and margins were the primary reasons for these decreases. In addition, the decrease in gross margin percentage was partly attributable to an increased allocation of certain freight and storage costs.

AGROCHEMICALS

Gross profit for the Agrochemicals segment decreased to $4,760 for the year ended June 30, 2006, versus $6,719 for the prior year, a decrease of $1,959 or 29.2%. Gross margin decreased from 33.5% in fiscal 2005 to 24.1% in fiscal 2006. The primary cause of the decrease was lower royalty payments from our foreign customers of $652 and lower gross margins on our second highest volume product compared to the prior fiscal year of $416. The gross profits and margins were also negatively affected by higher costs associated with maintaining our EPA registered products and increased rebate expenses of $339.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales decreased $1,148, to $3,259 in fiscal 2006, compared to $4,407 in the prior year, representing a 26.0% decrease. The lower costs were mainly a result of decreased sales and shipments to customers. In addition, certain system improvements allow previously unallocated costs to be identifiable and included in a particular segment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $2,775, or 6.7%, to $38,786 for the year ended June 30, 2006 compared to $41,561 for the prior year. As a percentage of sales, SG&A remained stable at 13.1% for fiscal 2006 versus 13.3% for fiscal 2005. The decrease in SG&A was primarily due to a $1,405 decrease in expenses for our former CDC business, reduced legal fees of $878, a reduction in audit and Sarbanes-Oxley compliance costs of $428 and reduced sales and marketing related expenses of $638. These expense reductions were partially offset by a $537 charge for a settlement of legal claims against one of our subsidiaries.

OPERATING INCOME

Fiscal 2006 operating income was $11,973 compared to $11,540 in the prior year, an increase of $433 or 3.8%. This increase was due to the $2,775 decrease in SG&A expenses, which was partially offset by the overall decrease in gross profit of $2,342.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income was $1,412 for fiscal 2006, which represents a 6.9% increase from $1,321 in fiscal 2005. The increase is primarily attributable to an increase of $208 in interest income, a government subsidy paid annually for doing business in a free trade zone in Shanghai, China of $104, proceeds from credit insurance of $211 and the sale of distribution rights for a particular product in certain European countries of $133, partially offset by a net loss on foreign currency of $537.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 2006 increased to 30.1% from 16.9% for fiscal 2005. The effective tax rate for fiscal 2005 included the recognition of certain deferred tax assets for foreign net operating loss carryforwards, which previously were fully offset by a valuation allowance in the amount of $1,263. Excluding the recognition of the deferred tax assets, the effective tax rate for fiscal 2005 would have been 26.8%. The increase in the effective tax rate relates primarily to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations for one of the subsidiaries forming part of the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $27, $610 and $44 for the fiscal years ended 2006, 2005 and 2004, respectively. The net loss from discontinued operations for the fiscal year ended 2005 includes a non-cash write-down of goodwill, net of an income tax benefit, of $570.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2005 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2004

                                                                NET SALES BY SEGMENT
                                                                 Year ended June 30,


                                                                                            Comparison 2005
                                                2005                     2004              Over/(Under) 2004
                                       ---------------------     -------------------      --------------------
                                                      % of                     % of         $             %
Segment                                 Net Sales     Total      Net Sales     Total      Change       Change
-------                                 ---------     ------     ---------     ------     -------      ------
Health Sciences                         $184,560       58.9%     $180,701       61.0%    $  3,859        2.1%
Chemicals & Colorants                    104,744       33.4        94,395       31.8       10,349       11.0
Agrochemicals                             20,031        6.4        16,898        5.7        3,133       18.5
Institutional Sanitary Supplies            4,046        1.3         4,365        1.5         (319)      (7.3)
                                        --------      -----      --------      -----     --------       ----

Net sales                               $313,381      100.0%     $296,359      100.0%    $ 17,022        5.7%
                                        ========      =====      ========      =====     ========       ====


                                                                 GROSS PROFIT BY SEGMENT
                                                                   Year ended June 30,


                                                                                            Comparison 2005
                                                 2005                    2004              Over/(Under) 2004
                                        -------------------      -------------------      -------------------
                                          Gross        % of       Gross         % of        $             %
Segment                                  Profit       Sales       Profit       Sales      Change       Change
-------                                 --------      -----      --------      -----     --------      ------

Health Sciences                         $ 32,869       17.8%     $ 33,821       18.7%    $   (952)      (2.8)%
Chemicals & Colorants                     17,224       16.4        15,303       16.2        1,921       12.6
Agrochemicals                              6,719       33.5         5,503       32.6        1,216       22.1
Institutional Sanitary Supplies              696       17.2         1,288       29.5         (592)     (46.0)
                                        --------      -----      --------      -----     --------       ----

Segment gross profit                      57,508       18.3        55,915       18.9        1,593        2.8

Freight and storage costs (1)             (4,407)      (1.4)       (3,503)      (1.2)        (904)     (25.8)
                                        --------      -----      --------      -----     --------       ----
Gross profit                            $ 53,101       16.9%     $ 52,412       17.7%    $    689        1.3%
                                        ========      =====      ========      =====     ========       ====


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

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At June 30, 2006, we had $33,732 in cash, $3,309 in short-term investments and no outstanding bank loans. Working capital was $104,907 at June 30, 2006, versus $94,249 at June 30, 2005.

Our cash position at June 30, 2006, increased $13,782 from the amount at June 30, 2005. Operating activities provided cash of $16,154, primarily from net income of $9,237 and a decrease in inventory of $4,909.

Investing activities provided cash of $1,261, primarily as a result of proceeds from the sale of investments of $1,739. This was partially offset by $551 of expenditures for property and equipment. We expect capital expenditures will be between $1,000 and $1,500 during fiscal 2007.

Financing activities used cash of $4,009 primarily as a result of payments of cash dividends of $3,637 and payments for purchases of treasury stock of $581.

CREDIT FACILITIES

We have available credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $18,512, which was not utilized as of June 30, 2006. We are not subject to any financial covenants under these arrangements.

We have a revolving credit agreement with a financial institution that expires June 30, 2007, and provides for available credit of $10,000. At June 30, 2006, we had utilized $1,349 in letters of credit, leaving $8,651 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2006.

WORKING CAPITAL OUTLOOK

Working capital was $104,707 at June 30, 2006, versus $94,249 at June 30, 2005. The increase in working capital was primarily attributable to net income during the year. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months. We may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2006, we had no significant obligations for capital expenditures. At June 30, 2006, contractual cash obligations and other commercial commitments were as follows:

                                                          Payments Due and/or
                                                         Amount of Commitment
                                                       (Expiration Per Period)
                                                       -----------------------

                                               Less than       1-3          4-5         After
                                   Total        1 Year        Years        Years       5 Years
                                   -----        ------        -----        -----       -------

Operating leases                  $ 6,159      $ 1,550      $ 2,641      $ 1,897      $    71

Commercial letters of credit
                                    1,349        1,349          -             -             -

Standby letters of credit             153          153          -             -             -

Unconditional purchase
obligations                        58,137       58,137          -             -             -
                                  -------      -------      -------      -------      -------

Total                             $65,798      $61,189      $ 2,641      $ 1,897      $    71
                                  =======      =======      =======      =======      =======

Other significant commitments and contingencies include the following:

        1. One of our subsidiaries markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). FIFRA requires that test data be provided to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

        2. We, together with our subsidiaries, are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know how the final resolution of these matters will affect our results of operations in a particular reporting period. Our management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon our financial condition or liquidity.

                In March 2006, our subsidiary, Arsynco, received notice from the Environmental Protection Agency (EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. During fiscal years 2006, 2005 and 2004, we incurred legal fees of $315, $215 and $310, respectively, for services rendered to the Company by those law firms. We believe that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

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

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. The Company will be required to adopt this interpretation in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

INVESTMENT MARKET PRICE RISK

We had short-term investments of $3,309 at June 30, 2006. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $331 as of June 30, 2006. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2006, we had foreign currency contracts outstanding that had a notional amount of $12,389. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2006, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to June 30, 2006, was $(236). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $42 and $49 in fiscal 2006 and 2005, respectively, is recorded in accumulated other comprehensive income (loss) included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income
(loss). On June 30, 2006, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi. The potential loss as of June 30, 2006, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,941. Actual results may differ.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on Form 8-K dated November 29, 2005, the Company decided to change accountants. There were no disagreements with predecessor accountants.

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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2006, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2006, was effective.

Our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2006, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During fiscal 2006, our U.S. operations successfully implemented a new Enterprise Resource Planning ("ERP") system. We expect this ERP system to further advance our control environment by automating manual processes, improving management visibility and standardizing processes as its full capabilities are utilized. Compensating internal controls were strengthened and additional management reviews were established during the transitional period to ensure the overall system of internal control continued to operate effectively. There were no other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


The Board of Directors and Shareholders
Aceto Corporation:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Aceto Corporation and subsidiaries maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Aceto Corporation maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Aceto Corporation as of June 30, 2006 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended, and our report dated September 6, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ BDO Seidman, LLP

Melville, New York
September 6, 2006

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 7, 2006.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 7, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 7, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 7, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our annual meeting of shareholders scheduled to be held on December 7, 2006.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Reports of Independent Registered Public Accounting Firms

Consolidated financial statements:

        Consolidated balance sheets as of June 30, 2006 and 2005

        Consolidated statements of income for the years ended June 30, 2006, 2005 and 2004

        Consolidated statements of cash flows for the years ended June 30, 2006, 2005 and 2004

        Consolidated statements of shareholders' equity and comprehensive income for the years ended June 30, 2006, 2005 and 2004

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

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2006 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation of the financial statements and the financial statement schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries' internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 6, 2006 expressed an unqualified opinion.



/s/ BDO Seidman, LLP

Melville, New York
September 6, 2006

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------



The Board of Directors and Stockholders
Aceto Corporation:


We have audited the accompanying consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2005 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the years in the two-year period ended June 30, 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index for each of the years in the two-year period ended June 30, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries as of June 30, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG LLP

Melville, New York
September 8, 2005


                                            ACETO CORPORATION AND SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                               AS OF JUNE 30, 2006 AND 2005
                                         (in thousands, except per-share amounts)

                                                                                               2006              2005
                                                                                            ---------         ---------
ASSETS
Current assets:
     Cash and cash equivalents                                                              $  33,732         $  19,950
     Investments                                                                                3,309             5,068
     Trade receivables:  less allowance for doubtful accounts (2006, $416;
            2005, $427)                                                                        50,993            49,636
     Other receivables                                                                          1,406             1,421
     Inventory                                                                                 47,259            51,722
     Prepaid expenses and other current assets                                                  1,011               821
     Assets held for sale                                                                           -               242
     Deferred income tax asset, net                                                             3,396             2,780
                                                                                            ---------         ---------
                  Total current assets                                                        141,106           131,640

Long-term notes receivable                                                                        557               624

Property and equipment, net                                                                     4,808             5,217
Property held for sale                                                                          4,531               326
Goodwill                                                                                        1,755             1,720
Intangible assets, net                                                                          3,789             3,153
Deferred income tax asset, net                                                                  7,356             3,626
Other assets                                                                                    2,690             2,722
                                                                                            ---------         ---------

TOTAL ASSETS                                                                                $ 166,592         $ 149,028
                                                                                            =========         =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                         $  24,424         $  27,245
   Short term bank loans                                                                            -               126
   Note payable - related party                                                                   500               500
   Accrued expenses                                                                            10,612             9,474
   Deferred income tax liability                                                                  863                 -
   Liabilities relating to assets held for sale                                                     -                46
                                                                                            ---------         ---------
         Total current liabilities                                                             36,399            37,391

Long-term liabilities                                                                           6,379             3,811
Environmental remediation liability                                                             5,200                 -
Deferred income tax liability                                                                   3,329                 -
Minority interest                                                                                 232               171
                                                                                            ---------         ---------
         Total liabilities                                                                     51,539            41,373

Commitments and contingencies (Note 17)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares
     issued; 24,278 and 24,282 shares outstanding at June 30, 2006 and 2005,                      256               256
     respectively
   Capital in excess of par value                                                              56,691            56,903
   Retained earnings                                                                           68,464            62,864
   Treasury stock, at cost, 1,366 and 1,362 shares at June 30, 2006 and
     2005,  respectively                                                                      (13,198)          (13,505)
   Accumulated other comprehensive income                                                       2,840             1,137
                                                                                            ---------         ---------
         Total shareholders' equity                                                           115,053           107,655
                                                                                            ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 166,592         $ 149,028
                                                                                            =========         =========

See accompanying notes to consolidated financial statements.

                                          ACETO CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                       (in thousands, except per-share amounts)

                                                                          2006             2005              2004
                                                                       ---------         ---------         ---------

Net sales                                                              $ 297,130         $ 313,381         $ 296,359
Cost of sales                                                            246,371           260,280           243,947
                                                                       ---------         ---------         ---------
   Gross profit                                                           50,759            53,101            52,412

Selling, general and administrative expenses                              38,786            41,561            36,294
                                                                       ---------         ---------         ---------
   Operating income                                                       11,973            11,540            16,118

Other income (expense):
   Interest expense                                                         (127)              (73)             (101)
   Interest and other income, net                                          1,412             1,321             1,334
                                                                       ---------         ---------         ---------
                                                                           1,285             1,248             1,233
                                                                       ---------         ---------         ---------

Income from continuing operations before income taxes                     13,258            12,788            17,351
Provision for income taxes                                                 3,994             2,163             4,240
                                                                       ---------         ---------         ---------
Income from continuing operations                                          9,264            10,625            13,111
Loss from discontinued operations, net of income taxes (Note 3)              (27)             (610)              (44)
                                                                       ---------         ---------         ---------
Net income                                                             $   9,237         $  10,015         $  13,067
                                                                       =========         =========         =========

Basic income per common share:
   Income from continuing operations                                   $    0.38         $    0.44         $    0.55
   Loss from discontinued operations                                           -             (0.03)                -
                                                                       ---------         ---------         ---------
   Net income                                                          $    0.38         $    0.41         $    0.55

Diluted income per common share:
   Income from continuing operations                                   $    0.38         $    0.43         $    0.53
   Loss from discontinued operations                                           -             (0.02)                -
                                                                       ---------         ---------         ---------
   Net income                                                          $    0.38         $    0.41         $    0.53

Weighted average shares outstanding:
   Basic                                                                  24,267            24,198            23,873
   Diluted                                                                24,590            24,670            24,477


See accompanying notes to consolidated financial statements.

                                            ACETO CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                                       (in thousands)
                                                                                  2006            2005              2004
                                                                               --------         --------         --------
                                                                                                    (Revised - Note 2)
Operating activities:
   Net income                                                                  $  9,237         $ 10,015         $ 13,067
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
         Depreciation and amortization                                            1,558            1,291            1,119
         Goodwill impairment charge relating to discontinued operations               -              920                -
         Gain on sale of assets                                                       -              (10)               -
         Provision for doubtful accounts                                             38              352              520
         Non-cash stock compensation                                                278              329              190
         Income tax benefit on exercise of stock options                              -              142            1,532
         Deferred income taxes                                                    1,134              650              (26)
         Changes in assets and liabilities:
           Investments - trading securities                                          20              231             (111)
           Trade accounts receivable                                               (227)           3,110           (8,312)
           Other receivables                                                        129               80               63
           Income taxes receivable                                                    -              232              (26)
           Inventory                                                              4,909          (10,188)           2,119
           Prepaid expenses and other current assets                               (182)             401             (242)
           Other assets                                                            (719)            (363)            (557)
           Accounts payable                                                      (3,962)          (8,681)          13,811
           Accrued expenses and other liabilities                                 3,941               99           (3,457)
                                                                               --------         --------         --------
Net cash provided by (used in) operating activities                              16,154           (1,390)          19,690
                                                                               --------         --------         --------

Investing activities:
     Purchases of investments                                                         -           (4,463)          (9,000)
     Proceeds from sale of investments                                            1,739            9,000              100
     Payments received on notes receivable                                           73              144              277
     Acquisition of Pharma Waldhof, net of cash acquired                              -                -           (4,632)
     Purchases of property and equipment                                           (551)          (3,576)            (706)
                                                                               --------         --------         --------
Net cash provided by (used in) investing activities                               1,261            1,105          (13,961)
                                                                               --------         --------         --------

Financing activities:
     Proceeds from exercise of stock options                                        250              946            3,079
     Excess income tax benefit on exercise of stock options                          85                -                -
     Payment of note payable - related party                                          -             (500)               -
     Payment of cash dividends                                                   (3,637)          (3,641)          (2,719)
     Payments for purchases of treasury stock                                      (581)               -                -
     Borrowings (repayments) of short-term bank loans                              (126)             126           (3,413)
                                                                               --------         --------         --------
Net cash used in financing activities                                            (4,009)          (3,069)          (3,053)
                                                                               --------         --------         --------


Effect of foreign exchange rate changes on cash                                     376              (26)             391
                                                                               --------         --------         --------

Net increase (decrease) in cash and cash equivalents                             13,782           (3,380)           3,067
Cash and cash equivalents at beginning of period                                 19,950           23,330           20,263
                                                                               --------         --------         --------
Cash and cash equivalents at end of period                                     $ 33,732         $ 19,950         $ 23,330
                                                                               ========         ========         ========

See accompanying notes to consolidated financial statements.

                                                  ACETO CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                           FOR THE YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                                               (in thousands, except per-share amounts)


                                                                                                              ACCUMULATED
                                                               CAPITAL IN                                        OTHER
                                            COMMON STOCK        EXCESS OF    RETAINED       TREASURY STOCK    COMPREHENSIVE
                                          SHARES    AMOUNT      PAR VALUE    EARNINGS     SHARES     AMOUNT      INCOME      TOTAL
                                         -------------------------------------------------------------------------------------------
Balance at June 30, 2003                  25,644    $     256    $  56,967   $  46,142    (2,007)  $ (19,836)  $   1,040   $ 84,569
Net income                                     -            -            -      13,067         -           -           -     13,067
   Other comprehensive income:
      Change in fair value of cross
       currency interest rate swaps            -            -            -           -         -           -        (210)      (210)
      Foreign currency translation
       adjustments                             -            -            -           -         -           -         714        714
                                                                                                                            -------
Comprehensive income:                                                                                                        13,571
                                                                                                                            -------
Stock issued pursuant to employee
    stock incentive plans                      -            -           50           -        19         184           -        234
Cash dividends ($0.11 per share)               -            -            -      (2,719)        -           -           -     (2,719)
Exercise of stock options                      -            -       (1,438)          -       462       4,517           -      3,079
Tax benefit from exercise of stock
    options                                    -            -        1,532           -         -           -           -      1,532
                                          -----------------------------------------------------------------------------------------
Balance at June 30, 2004                  25,644          256       57,111      56,490    (1,526)    (15,135)      1,544    100,266
Net income                                     -            -            -      10,015         -           -           -     10,015
   Other comprehensive income:
      Change in fair value of cross
       currency interest rate swap             -            -            -           -         -           -          49         49
      Foreign currency translation
       adjustments                             -            -            -           -         -           -        (383)      (383)
      Unrealized loss on available for
      sale investments                         -            -            -           -         -           -         (52)       (52)
      Additional minimum pension
       liability                               -            -            -           -         -           -         (21)       (21)
                                                                                                                           --------
Comprehensive income                                                                                                          9,608
                                                                                                                           --------
Stock issued pursuant to employee
    stock incentive plans                      -            -          (74)          -        41         408           -        334
Cash dividends ($0.15 per share)               -            -            -      (3,641)        -           -           -     (3,641)
Exercise of stock options                      -            -         (276)          -       123       1,222           -        946
Tax benefit from exercise of stock
    options                                    -            -          142           -         -           -           -        142
                                          -----------------------------------------------------------------------------------------
Balance at June 30, 2005                  25,644          256       56,903      62,864    (1,362)    (13,505)      1,137    107,655
Net income                                     -            -            -       9,237         -           -           -      9,237
   Other comprehensive income:
      Change in fair value of cross
       currency interest rate swap             -            -            -           -         -           -          42         42
      Foreign currency translation
       adjustments                             -            -            -           -         -           -       1,682      1,682
      Unrealized loss on available for
       sale investments                        -            -            -           -         -           -         (42)       (42)
      Additional minimum pension
       liability                               -            -            -           -         -           -          21         21
                                                                                                                           --------
Comprehensive income                                                                                                         10,940
                                                                                                                           --------
Stock issued pursuant to employee
    stock incentive plans                      -            -          (66)          -        20         219           -        153
Cash dividends ($0.15 per share)               -            -            -      (3,637)        -           -           -     (3,637)
Amortization of unearned compensation          -            -          188           -         -           -           -        188
Purchases of treasury stock                    -            -            -           -       (96)       (581)          -       (581)
Exercise of stock options                      -            -         (419)          -        72         669           -        250
Tax benefit from exercise of stock
    options                                    -            -           85           -         -           -           -         85
                                          -----------------------------------------------------------------------------------------
Balance at June 30, 2006                  25,644    $     256    $  56,691   $  68,464    (1,366)  $ (13,198)  $   2,840   $115,053

 See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries ("Aceto" or the "Company") is primarily engaged in the marketing, sale and distribution of biopharmaceuticals, chemically-derived pharmaceuticals, agrochemicals and specialty chemicals used principally as raw materials in the agricultural, color, pharmaceutical, surface coating/ink and general chemical consuming industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States. The Company's customers are primarily located throughout the United States, Europe and Asia.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the financial statements of S.R.F.A. LLC, a joint-venture entity which is 50% owned by the Company and commenced operations in April 2004, are included in the consolidated financial statements in accordance with FASB Interpretation 46R, "Consolidation of Variable Interest Entities" (FIN 46R). All significant inter-company balances and transactions are eliminated in consolidation.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of income in the period such determination was made.

PENSION BENEFITS

In connection with certain historical acquisitions in Germany, the Company assumed defined benefit pension plans covering certain employees who meet certain eligibility requirements. The net pension benefit obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases and the mortality of participants. The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions. Actuarial gains and losses are deferred and amortized over future periods. The Company's plans are funded in conformity with the funding requirements of applicable government regulations.

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of June 30, 2006 and 2005 are as follows:

                                                         2006        2005
                                                       -------     -------
Fair value of cross currency interest rate swaps       $  (236)    $  (278)
Cumulative foreign currency translation adjustments      3,170       1,488
Unrealized loss on available for sale investments          (94)        (52)
Additional minimum pension liability                         -         (21)
                                                       -------     -------
Total                                                  $ 2,840     $ 1,137
                                                       =======     =======

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

COMMON STOCK

On May 4, 2005, the Board of Directors of the Company authorized the extension of the Company's stock repurchase program for an additional three years, expiring in May 2008. Under the stock repurchase program, the Company is authorized to purchase up to an additional 4,147 shares of common stock, in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supersedes APB Opinion No.
25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. Under this method, in addition to reflecting compensation expense for new share-based payment awards, expense is also recognized to reflect the cost associated with the remaining vesting period of awards that had been included in pro-forma disclosures in prior periods. Since all options outstanding as of June 30, 2005 were fully vested, there was no compensation expense recognized for those options in the consolidated statements of income for the three years ended June 30, 2006. In addition, the Company elected to use the "short-cut" method to calculate the historical pool of windfall tax benefits upon adoption of SFAS 123(R), which resulted in no historical pool of windfall tax benefits.

In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model, including an estimate of forfeiture rates. Inherent in this model are assumptions related to expected stock-price volatility, option term, risk-free interest rate and dividend yield. While the risk-free interest rate and dividend yield are less subjective assumptions that are based on factual data derived from public sources, the expected stock-price volatility and option term assumptions require a greater level of judgment.

The Company uses an expected stock-price volatility assumption that is based on the historical daily price changes of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal 2006, an expected stock-price volatility of 50% was used based upon the historical volatility at the time of issuance. With regard to the weighted-average option term assumption, for stock option grants issued during fiscal 2006, an expected option term assumption of 5.5 years was used as determined under the "simplified" method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107.

SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The Company's policy is to satisfy stock-based compensation awards with treasury shares.

The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method for the fiscal years ended June 30, 2005 and 2004:

                                              2005           2004
                                           ----------     ----------

Net income - as reported                   $   10,015     $   13,067
Add:  Stock-based compensation included
     in reported net income                       329            190

Deduct:  Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects        (4,643)       (1,366)
                                           ----------     ----------
Net income - pro forma                     $    5,701     $   11,891
                                           ==========     ==========


Net income per share:
     Basic - as reported                   $     0.41     $    0.55
     Basic - pro forma                     $     0.24     $    0.50

     Diluted - as reported                 $     0.41     $    0.53
     Diluted - pro forma                   $     0.23     $    0.49

Stock-based employee compensation expense under the fair value method for the fiscal year ended June 30, 2005, includes $6,046, which represents the entire fair value of 1,322 options granted to employees and 61 options granted to directors in

                      ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



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

NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 323, 472 and 604 shares for the years ended June 30, 2006, 2005 and 2004, respectively. There were 986, 1,651 and 6 stock options outstanding as of June 30, 2006, 2005 and 2004, respectively, that were not included in the calculation of diluted income per common share for the years ended June 30, 2006, 2005 and 2004, respectively because their effect would have been anti-dilutive.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



The components of property and equipment were as follows:

                                                                                            Estimated Useful
                                                       June 30, 2006    June 30, 2005         Life (Years)
                                                       -------------    -------------         ------------
Machinery and equipment                                      $   741         $  1,412              10
                                                                                            Shorter of asset
Leasehold improvements                                           322              787      life or lease term
Computer equipment and software                                3,523            3,312             3-5
Furniture and fixtures                                           952            1,010              10
Automobiles                                                      423              425               3
Building                                                       3,015            3,015              20
                                                             -------         --------
                                                             $ 8,976         $  9,961
Accumulated depreciation and amortization                      4,168            4,744
                                                             -------         --------
                                                             $ 4,808         $  5,217
                                                             =======         ========

Property held for sale represents land and land improvements of $4,531 and $326 at June 30, 2006 and 2005, respectively. During fiscal 2006 the Company recorded an additional $4,205 to partially recognize the increase in the fair value of the land and land improvements to the extent of additional environmental remediation cost estimates in accordance with EITF 90-8 "Capitalization of Costs to Treat Environmental Contamination".

Depreciation and amortization of property and equipment amounted to $731, $749, and $706 for the years ended June 30, 2006, 2005, and 2004, respectively.

GOODWILL AND OTHER INTANGIBLES

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of customer relationships, trademarks, purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets for impairment on at least an annual basis. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, the Company uses many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. Additionally, the Company utilizes the assistance of an outside valuation firm, as necessary, to help evaluate recorded goodwill.

IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ACCOUNTING FOR DERIVATIVES AND HEDGING ACTIVITIES

The Company accounts for derivatives and hedging activities under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which establishes accounting and reporting guidelines for

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



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

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the currency risk on its foreign currency receivables and payables by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the exact amount of the foreign currency receivable or for the exact amount of foreign currency needed to pay for specific purchase orders, and the futures mature on the due date of the related foreign currency vendor invoices or customer receivables, the Company believes that it eliminates all risks relating to foreign currency fluctuation. The Company takes delivery of all futures to pay suppliers in the appropriate currency. The gains or losses for the changes in the fair value of the foreign currency contracts are recorded in cost of sales (sales) and offset the gains or losses associated with the impact of changes in foreign exchange rates on trade payables (receivables) denominated in foreign currencies. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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

REVISION TO STATEMENT OF CASH FLOWS AND RECLASSIFICATIONS

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation. In addition, the Company has revised its statement of cash flows for the years ended June 30, 2005 and 2004 to combine cash flows from discontinued operations of $6 and $34, respectively, with cash flows from continuing operations within each major category. The Company previously reported cash flows from discontinued operations as a single line item in the statement of cash flows.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(3)  SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the year ended June 30, 2006. The Company recorded an asset impairment charge relating to CDC of $619 included in selling, general and administrative expenses in the consolidated statement of income for the year ended June 30, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. Beginning in July 2005, the operating results of the Anti-Clog product, which are not material, are included in the Chemicals & Colorants segment.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income. In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. In June 2006, the Company negotiated a lease termination with its landlord which resulted in a pre-tax charge of $378 included in selling, general and administrative expenses for the year ended June 30, 2006.

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

Operating results of discontinued operations for the fiscal years ended June 30, 2006, 2005 and 2004 were as follows:

                                        2006       2005       2004
                                       -------    -------    -------
Net sales                              $   154    $ 1,314    $ 1,359
                                       -------    -------    -------

Loss from operations of
discontinued business                      (44)       (64)       (74)
Benefit for income taxes                    17         24         30

Non-cash impairment charge                   -       (920)         -
Benefit for income taxes                     -        350          -
                                       -------    -------    -------

Loss from discontinued operations      $   (27)   $  (610)   $   (44)
                                       =======    =======    =======


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

The Company paid $30 for the capital stock of Pharma Waldhof and $2,970 for the partnership interest of Pharma Waldhof GmbH & Co. KG. Additionally, the share purchase agreement stated that the Company is required to pay Corange an

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



amount equal to certain acquired assets less certain acquired liabilities, originally estimated to be $321. Further negotiations between Aceto and Corange regarding this provision of the share purchase agreement took place in April 2004, and as a result the Company paid Corange $1,844 for those assets less those liabilities.

The Company accounted for the transaction under the purchase method of accounting for business combinations. The purchase price was allocated to the acquired assets and assumed liabilities based on the fair values as of the date of the acquisition. The excess of the purchase price paid, including acquisition costs, over the fair value of the net identifiable assets acquired represented goodwill.

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
                                                               ========


The following unaudited pro forma financial information presents a summary of the Company's consolidated results of operations for the year ended June 30, 2004, assuming the Pharma Waldhof acquisition had taken place as of July 1, 2003:

                                                    2004
                                                 ---------
Net sales                                        $ 300,913
Net income                                       $  14,032

Net income per common share:
   Basic                                         $    0.59
   Diluted                                       $    0.57

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

SCHWEIZERHALL PHARMA

On March 26, 2001, the Company acquired (i) the distribution business of the Schweizerhall Pharma division of Schweizerhall Holding AG ("Schweizerhall Holding"), a Switzerland corporation and (ii) certain assets relating to the Pharmaceutical Ingredients business of Schweizerhall, Inc., a New Jersey corporation and a wholly owned subsidiary of Schweizerhall Holding AG (collectively, "Schweizerhall Pharma"). The Schweizerhall Pharma purchase agreement detailed an additional payment to be made to Schweizerhall Holding should the Company realize certain tax savings due to the utilization of certain tax benefits of Schweizerhall Holding GmbH. Such payment would be 50% of the net tax savings received by the Company.

S.R.F.A.

In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australia-based Nufarm Limited. Each company owns 50% of the joint venture, named S.R.F.A., LLC, that was established to distribute Butoxone(R), an herbicide product for which the Company and Nufarm have acquired an EPA label. Nufarm will continue to formulate Butoxone(R) for the joint venture. S.R.F.A. commenced operations in April 2004. In accordance with

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



FIN 46R, the Company determined that it is the primary beneficiary of the joint venture since it has assumed the majority of the economic risks and rewards of the entity. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A., with those loans being evidenced by demand notes that bear interest at 3.0% per annum. During fiscal 2005, S.R.F.A. repaid $500 of principal to each of Nufarm and the Company. The amounts due Nufarm at June 30, 2006 and 2005 are included as a note payable in the accompanying consolidated balance sheets. Minority interest in the net earnings of S.R.F.A. of $61, $14 and $157 was included in interest and other income, net in the accompanying consolidated statements of income for fiscal 2006, 2005 and 2004, respectively.

(5) INVESTMENTS

A summary of short-term investments were as follows:

                                                   June 30, 2006                      June 30, 2005
                                             ---------------------------        ----------------------------
                                             Fair Value       Cost Basis        Fair Value        Cost Basis
                                             ----------       ----------        ----------        ----------
Trading Securities
------------------
Corporate equity securities                     $   697          $   152           $   657           $   152

Available for Sale Securities
-----------------------------
Corporate bonds                                 $ 1,167          $ 1,210           $ 1,194           $ 1,210
Government and agency securities                $ 1,445          $ 1,501           $ 3,217           $ 3,253
                                                -------                            -------
                                                $ 3,309                            $ 5,068
                                                =======                            =======

The gains on trading securities were $40, $110 and $111 for fiscal 2006, 2005 and 2004, respectively.

(6) NOTES RECEIVABLE

The Company has five notes receivable with outstanding balances aggregating $624 and $697 at June 30, 2006 and June 30, 2005, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from four to eighteen years and earn interest at a fixed rate. The range of fixed rates on the notes is 4.0% to 9.0%. Included in current assets are notes receivable due within one year totaling $67 and $73 at June 30, 2006 and 2005, respectively.

(7)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,755 and $1,720 as of June 30, 2006 and June 30, 2005, respectively, relates to the Health Sciences segment. Goodwill at June 30, 2005 also includes $25 related to the subsidiary included in the discontinued institutional sanitary supplies segment, and is included in assets held for sale at June 30, 2005. Goodwill in the Health Sciences segment was $6,838 at June 30, 2003, which during fiscal 2004 was increased by $806 for the acquisition of Pharma Waldhof and $59 for foreign currency translation adjustments and decreased by $5,469 for the recognition of acquired tax benefits, net of related accrued liabilities, resulting in goodwill of $2,234 at June 30, 2004, which during fiscal 2005 decreased by $514 for the utilization and recognition of deferred tax assets for acquired foreign net operating loss carryforwards, resulting in goodwill of $1,720 at June 30, 2005

Intangible assets subject to amortization as of June 30, 2006 and 2005 were as follows:

                                                   Gross Carrying     Accumulated         Net Book
                                                       Value          Amortization          Value
                                                       -----          ------------          -----
         June 30, 2006
         -------------
         Customer relationships                         $ 2,755         $    984          $ 1,771
         Customer lists                                     600              600               -
         Patent license                                     838               57              781
         EPA registrations                                  265                3              262
         Non-compete agreements                             230              115              115
                                                        -------         --------          -------
                                                        $ 4,688         $  1,759          $ 2,929
                                                        =======         ========          =======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

         June 30, 2005
         -------------
         Customer relationships                         $ 2,648         $    567          $ 2,081
         Customer lists                                     600              510               90
         Non-compete agreements                             641              486              155
                                                        -------         --------          -------
                                                        $ 3,889         $  1,563          $ 2,326
                                                        =======         ========          =======

The estimated useful lives of customer relationships, customer lists, patent license, EPA registrations and non-compete agreements are 7 years, 5 years, 11 years, 10 years and 3-5 years, respectively.

As of June 30, 2006 and June 30, 2005, the Company also had $860 and $827, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.

In fiscal 2006, changes in goodwill and trademarks are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries

Amortization expense for intangible assets subject to amortization amounted to $615, $542 and $413 for the years ended June 30, 2006, 2005 and 2004, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2007 through June 30, 2012 are as follows: 2007: $525; 2008: $525; 2009: $498; 2010:
$489; 2011: $258 and 2012 and thereafter: $634.

(8) ACCRUED EXPENSES

The components of accrued expenses as of June 30, 2006 and 2005 were as follows:

                                                                  2006              2005
                                                                -------            ------
        Accrued compensation                                    $ 2,691            $2,566
        Accrued environmental remediation costs                     200             1,195
        Accrued income taxes payable                              2,019               425
        Other accrued expenses                                    5,702             5,288
                                                                -------            ------
                                                                $10,612            $9,474
                                                                =======            ======

(9) ENVIRONMENTAL REMEDIATION

The Company has environmental remediation obligations in connection with Arsynco, Inc. ("Arsynco"), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2003, the Company received an estimate that the remaining costs of the remediation could be an amount between $1,550 and $3,200. The remaining liability as of June 30, 2005 is $1,195 in the accompanying consolidated balance sheet. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900 . As of June 30, 2006 a liability of $5,400 is included in the accompanying consolidated balance sheet. In accordance with Emerging Issues Task Force (EITF) Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

In March 2006, Arsynco received notice from the Environmental Protection Agency
(EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

(10) FINANCING ARRANGEMENTS

The Company has a revolving credit agreement with a financial institution that expires June 30, 2007 and provides for available credit of $10,000. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%, which was 7.19%, 4.93% and 2.86% at June 30, 2006, 2005 and 2004, respectively. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at June 30, 2006.

At June 30, 2006 and 2005, the Company had available lines of credit with foreign financial institutions totaling $18,512 and $17,792, respectively. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 6.44%, 4.18% and 2.11% at June 30, 2006, 2005 and 2004, respectively. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had no short-term bank loans outstanding and $1,349 in letters of credit leaving an unused facility of $27,163 at June 30, 2006. At June 30, 2005 the Company had $126 in short-term bank borrowings and had utilized $1,783 in letters of credit leaving an unused facility of $25,883. The weighted average interest rate on short-term loans outstanding for the year ended June 30, 2005 was 5.24%.

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

In January 2006, the Company granted 131 options to certain employees and directors at an exercise price of 6.82 per share. The options vest on the first anniversary of the date of grant and expire ten years from the date of grant.

All options granted were at exercise prices equal to the market value of the common stock on the date of grant and expire no later than ten years from the date of grant. As of June 30, 2006, there were 145 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). In accordance with the 1998 Plan the Company's Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 81 shares of common stock available for grant as either options or restricted stock at June 30, 2006.

Under the terms of the Company's 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested. The 1980 Plan expired September 2005. Outstanding options survive the expiration of the 1980 Plan.

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

The following summarizes the shares of common stock under option for all plans at June 30, 2006, 2005 and 2004, and the activity with respect to options for the respective years then ended:

                                                                                Weighted average
                                                        Shares subject to      exercise price per
                                                              option                 share
                                                        -----------------------------------------
Balance at June 30, 2003                                       2,167                $ 3.54
Granted                                                          408                  8.35
Exercised                                                       (890)                 3.46
Forfeited                                                        (53)                 5.46
-------------------------------------------------------------------------------------------------
Balance at June 30, 2004                                       1,632                  4.72
Granted                                                        1,383                 10.95
Exercised                                                       (171)                 5.18
Forfeited                                                        (80)                 9.62
-------------------------------------------------------------------------------------------------
Balance at June 30, 2005                                       2,764                  7.65
Granted                                                          131                  6.82
Exercised                                                        (72)                 3.88
Forfeited                                                        (80)                10.65
-------------------------------------------------------------------------------------------------
Balance at June 30, 2006                                       2,743                $ 7.62

Options exercisable at June 30, 2006, 2005 and 2004 were 2,613, 2,764 and 1,247, respectively. The weighted average exercise price per share for options exercisable at June 30, 2006, 2005 and 2004 was $7.65, $7.65 and $3.59,
respectively. At June 30, 2006, outstanding options had expiration dates ranging from December 10, 2008 to January 31, 2016.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2006, 2005 and 2004, restricted stock awarded and premium shares vested of 20, 41 and 19 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders' equity by $153, $334 and $234, respectively. The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $90, $329 and $190 in fiscal 2006, 2005 and 2004, respectively. Additionally, non-cash compensation expense of $188 was recorded in fiscal 2006 relating to stock option grants.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



Summarized information about stock options outstanding and exercisable at June 30, 2006, is as follows:

        Exercise              Number of                                     Number of
         Price                 Options      Average Life      Average        Options         Average
         Range               Outstanding         (1)         Price (2)     Exercisable       Price (2)
-------------------------------------------------------------------------------------------------------
      $2.67 - 4.28             1,038           6.86           $3.52          1,038           $ 3.52
          6.82                   130           9.50            6.82            -                -
      8.21 - 10.81               348           7.18            8.39            348             8.39
         10.95                 1,227           8.20           10.95          1,227            10.95
                               -----           ----           -----          -----           ------
                               2,743           7.63           $7.62          2,613           $ 7.65
                               =====                                         =====

(1) Weighted-average contractual life remaining, in years.
(2) Weighted-average exercise price.

The following summarizes the non-vested stock options at June 30, 2006 and the activity with respect to non-vested options for the year ended June 30, 2006:

                                                  Shares         Weighted
                                                subject to     average grant
                                                  option      date fair value
                                              --------------------------------
Non-vested at June 30, 2005                           -               -
Granted                                              131            $2.87
Vested                                                -               -
Forfeited                                             (1)             -
                                              --------------------------------
Non-vested at June 30, 2006                          130            $2.87

Non-cash compensation expense for non-vested options at June 30, 2006 of $188 will be expensed during fiscal 2007. The per-share weighted-average fair value of stock options granted during 2006, 2005 and 2004 was $2.87, $4.38 and $3.63, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                             Expected        Expected       Risk-free
     Date of Grant        Volatility (%)   Life (years)   interest rate   Dividend yield
-------------------------------------------------------------------------------------------

      Fiscal 2006:
      ------------
      January 2006              50              5.5           4.36             2.22

      Fiscal 2005:
      ------------
     September 2004             40              6.0           3.76             1.04

      Fiscal 2004:
      ------------
      August 2003               40              7.5           4.12             1.24
     December 2003              40              7.5           4.02             1.69
     February 2004              40              7.5           4.29             1.12
       March 2004               40              7.5           4.29             1.16
       June 2004                40              6.0           4.00             1.06


                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(12)  INTEREST AND OTHER INCOME

Interest and other income during fiscal 2006, 2005 and 2004 was comprised of the following:

                                          2006           2005            2004
                                        --------       --------        --------

Dividends                               $    133       $     86        $     83
Interest                                     590            459             491
Net gain (loss) on investments                29            117             111
Foreign government subsidies received        561            457             395
Minority interest                            (61)           (14)           (157)
Foreign currency gains (losses)             (354)           182             143
Insurance recovery                           191              -               -
Miscellaneous                                323             34             268
                                        --------       --------        --------
                                        $  1,412       $  1,321        $  1,334
                                        ========       ========        ========

(13) INCOME TAXES

The components of income from continuing operations before the provision for income taxes are as follows:

                                           2006          2005            2004
                                        --------       --------        --------

Domestic operations                     $  1,981       $   (332)       $  4,015
Foreign operations                        11,277         13,120          13,336
                                        --------       --------        --------
                                        $ 13,258       $ 12,788        $ 17,351
                                        ========       ========        ========



The components of the provision for income taxes are as follows:


                                           2006          2005            2004
                                        --------       --------        --------
Federal:
     Current                            $    105       $    293        $  1,355
     Deferred                                335           (692)            (22)
State and local:
     Current                                 187            126             119
     Deferred                                126           (184)             (4)
Foreign:
     Current                               2,568          1,023           1,399
     Deferred                                673          1,597           1,393
                                        --------       --------        --------
                                        $  3,994       $  2,163        $  4,240
                                        ========       ========        ========


Income taxes payable, which is included in accrued expenses, was $2,019 and $425 at June 30, 2006 and 2005, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2006 and 2005 are presented below:

                                                          2006          2005
                                                        --------     --------
Deferred tax assets:
   Accrued environmental remediation liabilities not
     currently deductible                               $    461     $    473
   Accrued deferred compensation                           1,159          969
   Additional inventoried costs for tax purposes             124          162
   Allowance for doubtful accounts receivable                116          125
   Depreciation and amortization                             223           89
   Other                                                      53           48
   Impairment charges                                        585          556
   Domestic net operating loss carryforwards                 376          961
   Foreign net operating loss carryforwards               10,695        5,280
                                                        --------     --------
     Total gross deferred tax assets                      13,792        8,663
     Valuation allowances                                 (2,450)      (1,753)
                                                        --------     --------
                                                          11,342        6,910
                                                        --------     --------

Deferred tax liabilities:
   Foreign deferred tax liabilities                       (4,192)          -
   Unrealized gain on investments                           (207)        (192)
   Goodwill                                                 (383)        (312)
                                                        --------     --------
     Total gross deferred tax liabilities                 (4,782)        (504)
                                                        --------     --------

Net deferred tax assets                                 $  6,560     $  6,406
                                                        ========     ========

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2006 and 2005:

                                              2006           2005
                                            -------         -------
Current deferred tax assets, net            $ 3,396         $ 2,780
Non-current deferred tax assets, net          7,356           3,626
Current deferred tax liabilities               (863)            -
Non current deferred tax liabilities         (3,329)            -
                                            -------         -------
     Net deferred tax assets                $ 6,560         $ 6,406
                                            =======         =======

The net change in the total valuation allowance for the year ended June 30, 2006 was an increase of $697. This increase was primarily attributable to an additional valuation allowance recorded for net operating loss carryforwards generated in certain foreign jurisdictions. The net change in the total valuation allowance for the year ended June 30, 2005 was a decrease of $1,712, resulting primarily from the utilization of, or establishing deferred tax assets for the projected utilization of, certain foreign net operating loss carryforwards for which a full valuation allowance was previously established, partially offset by a valuation allowance recorded for net operating loss carryforwards generated in certain other foreign jurisdictions. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2006, the Company will need to generate future taxable income of approximately $15,500.

Based upon the level of historical taxable income and projections for taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



deductible differences. There can be no assurance, however, that the Company will generate any earnings or any specific level of continuing earnings in the future. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

In fiscal 2006, the Company recorded a net tax benefit of $199 for certain foreign net operating loss carryforwards, acquired in a prior business acquisition, which were previously offset by a valuation allowance. This amount is net of a liability to the seller. In fiscal 2005, the Company recorded a tax benefit of $1,777 for certain foreign net operating loss carryforwards which were previously offset by a valuation allowance, of which $514 eliminated the remaining related goodwill and $1,263 reduced income tax expense. In fiscal 2004, primarily as a result of the acquisition of Pharma Waldhof, the Company recognized certain tax benefits that were previously unrecognized in the amount of $1,310.

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $49,640 at June 30, 2006 since substantially all of these earnings are expected to be permanently reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2006, 2005 and 2004 follows:

                                                              2006          2005          2004
                                                              ----          ----          ----
      Federal statutory tax rate                              34.0%         34.0%         34.0%
      State and local taxes, net of federal income tax
           benefit                                             1.0          (0.5)          0.7
      Increase (reduction) in valuation allowance              5.3          (9.9)           -
      Foreign tax rate differential                           (9.1)         (5.6)         (9.7)
      Other                                                   (1.1)         (1.1)         (0.6)
                                                              -----         -----         -----
      Effective tax rate                                      30.1%         16.9%         24.4%
                                                              =====         ====          =====

At June 30, 2006, the Company had U.S. federal net operating loss carryforwards of $334 which are available to offset future U.S. federal taxable income and which expire in 2025 . In addition, at June 30, 2006, the Company had foreign net operating loss carryforwards of approximately $23,000 which are available to offset future foreign taxable income and which have no expiration date.

(14) SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes during fiscal 2006, 2005 and 2004 was as follows:


                                           2006        2005        2004
                                          ------      ------      ------
        Interest                          $  129      $  151      $  101
        Income taxes, net of refunds      $  797      $  195      $1,135



(15) RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS

The Company has defined contribution retirement plans in which certain employees are eligible to participate. The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



employee's compensation. The Company's provisions for contributions amounted to $1,148, $1,161 and $1,101 in fiscal 2006, 2005 and 2004, respectively.

DEFINED BENEFIT PLANS

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan's eligibility requirements. The accrued pension liability as of June 30, 2006 was $755. The accrued pension liability recorded as of June 30, 2005 amounted to $679, which includes $21 of an additional minimum pension liability, net of unrecognized prior service cost and tax recorded in other comprehensive income. Net periodic pension costs, which consists principally of interest cost and service cost was $87 in fiscal 2006, $84 in fiscal 2005 and insignificant in fiscal 2004. The Company's plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 4.2%, 4.6% and 5.5% and a compensation increase rate of 3.3%, 3.0% and 3.3% were used in determining the actuarial present value of benefit obligations as of June 30, 2006, 2005 and 2004, respectively.

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

As of June 30, 2006 and 2005, the Company recorded a liability under the Plans of $2,937 and $2,430, respectively, (included in long-term liabilities) and an asset (included in other assets) of $2,556 and $2,087, respectively, primarily representing the cash surrender value of policies owned by the Company.

(16) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2006 and 2005 the Company had future foreign currency contracts that have a notional amount of $12,389 and $11,456, respectively. Unrealized gains on hedging activities at the end of fiscal 2006 amounted to $171 and are included in the consolidated statement of income. The contracts have varying maturities of less than one year. At June 30, 2006 and 2005, the Company had not hedged open purchase commitments denominated in foreign currencies of approximately $21 and $125, respectively.

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

In addition, the Company enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004, a foreign subsidiary of the Company entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 the foreign subsidiary entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from the date

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



of purchase to June 30, 2006, was $(236). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the statements of income. Since the Company's interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $42, $49 and $(210) in 2006, 2005 and 2004, respectively, is recorded in accumulated other comprehensive income.

OFF-BALANCE SHEET RISK

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,349 and $1,783 as of June 30, 2006 and 2005, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair value of foreign currency contracts (used for hedging purposes) was estimated by obtaining quotes from brokers and the difference between the fair value and contract value as of June 30, 2005 was not material. The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2006 and 2005 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2006 and 2005, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2006, 2005 or 2004. Two suppliers accounted for 13% and 12% of purchases in fiscal 2005 and one supplier accounted for approximately 10% in fiscal 2004.

During the fiscal years ended June 30, 2006, 2005 and 2004, approximately 67%, 68% and 59%, respectively, of the Company's purchases came from Asia and approximately 21%, 22% and 29%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $23,444 and $28,165, respectively at June 30, 2006. Net assets located in Europe and Asia approximated $18,120 and $24,700, respectively at June 30, 2005.

(17) COMMITMENTS AND CONTINGENCIES

As of June 30, 2006, the Company has outstanding purchase obligations totaling $58,137 with suppliers to the Company's domestic and foreign operations to acquire certain products for resale to third party customers.

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

The Company has environmental remediation obligations in connection with Arsynco's former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900 . As of June 30, 2006 a liability of $5,400 is included in the accompanying consolidated balance sheet. However, these matters, if resolved in a

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

In March 2006, Arsynco received notice from the Environmental Protection Agency
(EPA) of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which will be amortized over its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the fiscal year ended June 30, 2006.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. The Company may be required to make additional payments in the future.

In fiscal 2002 a vendor made allegations that the Company breached a purchase contract. As a result, the Company recorded a liability during fiscal 2003 of $450. During fiscal 2004, the Company received a favorable court ruling and the liability was reversed accordingly.

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore expiring at various dates between December 2006 and April 2011. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring November 2009.

At June 30, 2006, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

                 Fiscal year              Amount
         --------------------------------------------
                    2007                  $1,550
                    2008                   1,376
                    2009                   1,265
                    2010                   1,070
                    2011                     827
                 Thereafter                   71
                                          ------
                                          $6,159
                                          ======

Total rental expense amounted to $1,354, $1,665 and $1,673 for fiscal 2006, 2005 and 2004, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



In June 2006, The Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum. In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009. The aggregate future rental payments of the third party that are guaranteed by the Company are $925 and the fair value of this guarantee is deemed to be insignificant.

(18) RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters. During fiscal 2006, 2005 and 2004, the Company incurred legal fees of $315, $215 and $310, respectively, for services rendered to the Company by those law firms.

(19) IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The cumulative effect of applying the provisions of this interpretation are required to be reported separately as an adjustment to the opening balance of retained earnings in the year of adoption. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. The Company does not believe that adoption of SFAS No. 154 will have a material impact on its financial statements.

In June 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109 "Accounting for Income Taxes." It prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company will be required to adopt this interpretation in the first quarter of fiscal 2008. Management is currently evaluating the requirements of FIN No. 48 and has not yet determined the impact on the consolidated financial statements.

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

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the Institutional Sanitary Supplies segment. The sale of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. Beginning in July 2005, the operating results of the Anti-Clog product, which are not material, are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

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

                                       Health          Chemicals &                      Institutional    Consolidated
                                      Sciences         Colorants       Agrochemicals   Sanitary Supplies    Totals
                                      --------         ---------       -------------   -----------------    ------
2006
----
Net sales                            $ 166,695         $ 110,701        $  19,734                -        $ 297,130
Gross profit                            32,283            16,975            4,760                -           54,018
Unallocated cost of sales (1)                                                                                (3,259)
                                                                                                          ---------
Net gross profit                                                                                          $  50,759
                                                                                                          =========

2005
----
Net sales                            $ 184,560         $ 104,744        $  20,031        $   4,046        $ 313,381
Gross profit                            32,869            17,224            6,719              696           57,508
Unallocated cost of sales (1)                                                                                (4,407)
                                                                                                          ---------
Net gross profit                                                                                          $  53,101
                                                                                                          =========

2004
----
Net sales                            $ 180,701         $  94,395        $  16,898        $   4,365        $ 296,359
Gross profit                            33,821            15,303            5,503            1,288           55,915
Unallocated cost of sales (1)                                                                                (3,503)
                                                                                                          ---------
Net gross profit                                                                                          $  52,412
                                                                                                          =========

(1) Represents certain freight and storage costs that are not allocated to a segment.

Net sales by source country for the years ended June 30, 2006, 2005 and 2004 and long-lived assets by location as of June 30, 2006 and 2005 were as follows:

                                 Net Sales                                Gross Profit                    Long-lived Assets
                   ------------------------------------      ------------------------------------      ---------------------
                     2006          2005          2004          2006          2005          2004          2006          2005
                   --------      --------      --------      --------      --------      --------      --------      --------
United States      $184,197      $183,397      $166,973      $ 30,149      $ 29,129      $ 30,122      $  3,033      $  1,143
Germany              56,464        63,518        51,659        14,311        13,041        11,147         4,061           509
Netherlands          10,095         8,018         9,127         1,791         1,686         1,586           179           285
France               15,543        12,609        11,522         1,808         1,561         1,368            80            90
Asia-Pacific         30,831        45,839        57,078         2,700         7,684         8,189         2,999         3,190
                   --------      --------      --------      --------      --------      --------      --------      --------
Total              $297,130      $313,381      $296,359      $ 50,759      $ 53,101      $ 52,412      $ 10,352      $  5,217
                   ========      ========      ========      ========      ========      ========      ========      ========

Export sales from the United States to foreign countries amounted to $29,152, $26,111 and $20,487 for the fiscal years ended June 30, 2006, 2005 and 2004, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2006, 2005 AND 2004
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)



(21)     UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2006 and 2005.

                                                          For the quarter ended
                                 -------------------------------------------------------------------
                                         September 30,   December 31,    March 31,    June 30,
FISCAL YEAR ENDED JUNE 30, 2006             2005            2005           2006        2006
                                 -------------------------------------------------------------------
Net sales                                 $74,993         $69,467        $80,846      $71,824
Gross profit                               12,503          11,468         13,444       13,344
Net income                                  1,974           1,547          2,751        2,965

Net income per diluted share              $  0.08         $  0.06        $  0.11      $  0.12

                                                           For the quarter ended
                                 -------------------------------------------------------------------
                                         September 30,   December 31,    March 31,    June 30,
FISCAL YEAR ENDED JUNE 30, 2005             2004            2004           2005        2005
                                 -------------------------------------------------------------------
Net sales                                 $80,449         $76,738        $82,512      $73,682
Gross profit                               13,515          13,282         14,249       12,055
Net income (1)                              3,375           1,952          1,895        2,793

Net income per diluted share              $  0.14         $  0.08        $  0.08      $  0.11


(1) Net income for the quarter ended June 30, 2005 includes a benefit for income taxes of $1,263 relating to the reduction of valuation allowances for the utilization of and establishment of deferred tax assets for foreign net operating loss carryforwards (see Note 13).

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.

                                                                                                              Schedule II

                                            ACETO CORPORATION AND SUBSIDIARIES

                                             VALUATION AND QUALIFYING ACCOUNTS

                                     For the years ended June 30, 2006, 2005 and 2004
                                                  (dollars in thousands)

                                                 Balance at     Charged to     Charged to
                                                beginning of     costs and       other                      Balance at
                 Description                        year         expenses       accounts      Deductions    end of year
-------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 2006
     Allowance for doubtful accounts               $  427          $ 38            -          $ 49(a)         $  416
                                                   ======         ======                      ====            ======
Year ended June 30, 2005
     Allowance for doubtful accounts               $1,033          $343            -          $949(a)         $  427
                                                   ======         ======                      ====            ======
Year ended June 30, 2004
     Allowance for doubtful accounts               $  939          $520            -          $426(a)         $1,033
                                                   ======         ======                      ====            ======

(a)  Specific accounts written off as uncollectible.

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

        23.1*   Consent of BDO Seidman LLP.

        23.2*   Consent of KPMG LLP.

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

ACETO CORPORATION


By   /s/ Leonard S. Schwartz
     ---------------------------
         Leonard S. Schwartz
         Chairman, President and
         Chief Executive Officer

Date:   September 7, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures                              Title                          Date
----------                              -----                          ----

/s/ Leonard S. Schwartz      Chairman, President and                 09-07-06
-----------------------      Chief Executive Officer
Leonard S. Schwartz          (Principal Executive Officer)


/s/ Douglas Roth             Secretary/Treasurer and                 09-07-06
-----------------------      Chief Financial Officer
Douglas Roth                 (Principal Financial and
                             Accounting Officer)


/s/ Stanley Fischer          Director                                09-07-06
-----------------------
Stanley Fischer


/s/ Robert Wiesen            Director                                09-07-06
-----------------------
Robert Wiesen


/s/ Ira S. Kallem            Director                                09-07-06
-----------------------
Ira S. Kallem


/s/ Albert L. Eilender       Director                                09-07-06
-----------------------
Albert L. Eilender


/s/ Hans C. Noetzli          Director                                09-07-06
-----------------------
Hans C. Noetzli


/s/ William Britton          Director                                09-07-06
-----------------------
William Britton