Form 10-Q
period 2006-09-30
ACETO CORP
filed 2006-11-09
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
                        Commission file number 000-04217
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

                                                                Yes [X]  No [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [ ] No [X]

The Registrant has 24,286,521 shares of common stock outstanding as of November 2, 2006.

                       ACETO CORPORATION AND SUBSIDIARIES
            QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets - September 30, 2006 (unaudited) and June 30, 2006

                  Consolidated Statements of Income - Three Months Ended September 30, 2006 and 2005 (unaudited)

                  Consolidated Statements of Cash Flows - Three Months Ended September 30, 2006 and 2005 (unaudited)

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

Item 1A.          Risk Factors

Item 6.           Exhibits

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                         ACETO CORPORATION AND SUBSIDIARIES
                                             CONSOLIDATED BALANCE SHEETS
                                      (in thousands, except per-share amounts)
                                                                                         September 30,     June 30,
                                                                                             2006           2006
                                                                                          ---------      ---------
                                                                                          (unaudited)
ASSETS
Current assets:
   Cash in banks                                                                          $  36,261      $  33,732
   Investments                                                                                5,347          3,309
   Trade receivables, less allowance for doubtful
           accounts (September, $376, June $416)                                             53,462         50,993
   Other receivables                                                                          1,994          1,406
   Inventory                                                                                 45,537         47,259
   Prepaid expenses and other current assets                                                  1,328          1,011
   Deferred income tax benefit, net                                                           3,429          3,396
                                                                                          ---------      ---------
         Total current assets                                                               147,358        141,106

Long-term notes receivable                                                                      540            557
Property and equipment, net                                                                   4,718          4,808
Property held for sale                                                                        4,531          4,531
Goodwill                                                                                      1,765          1,755
Intangible assets, net                                                                        3,731          3,789
Deferred income tax benefit, net                                                              6,485          7,356
Other assets                                                                                  3,057          2,690
                                                                                          ---------      ---------

TOTAL ASSETS                                                                              $ 172,185      $ 166,592
                                                                                          =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                       $  24,500      $  24,424
   Note payable - related party                                                                 500            500
   Accrued expenses                                                                          13,198         10,612
   Deferred income tax liability                                                                863            863
                                                                                          ---------      ---------
         Total current liabilities                                                           39,061         36,399

Long-term liabilities                                                                         6,371          6,379
Environmental remediation liability                                                           5,200          5,200
Deferred income tax liability                                                                 3,153          3,329
Minority interest                                                                               239            232
                                                                                          ---------      ---------
         Total liabilities                                                                   54,024         51,539

Commitments and contingencies (Note 12)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;  24,287 and 24,278 shares outstanding at September 30, 2006
       and June 30, 2006, respectively                                                          256            256
   Capital in excess of par value                                                            56,764         56,691
   Retained earnings                                                                         70,926         68,464
   Treasury stock, at cost, 1,357 and 1,366 shares at September 30, 2006 and
       June 30, 2006, respectively                                                          (13,114)       (13,198)
   Accumulated other comprehensive income                                                     3,329          2,840
                                                                                          ---------      ---------
         Total shareholders' equity                                                         118,161        115,053
                                                                                          ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                $ 172,185      $ 166,592
                                                                                          =========      =========

See accompanying notes to consolidated financial statements and accountants' review report.

                                       3

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per-share amounts)

                                                                      Three Months Ended
                                                                        September 30,
                                                                      2006          2005
                                                                    --------      --------

Net sales                                                           $ 74,725      $ 74,993
Cost of sales                                                         61,834        62,490
                                                                    --------      --------
   Gross profit                                                       12,891        12,503

Selling, general and administrative expenses                           9,404        10,362
                                                                    --------      --------
   Operating income                                                    3,487         2,141

Other income (expense):
   Interest expense                                                      (13)          (24)
   Interest and other income, net                                        201           783
                                                                    --------      --------
                                                                         188           759
                                                                    --------      --------
Income from continuing operations before income taxes                  3,675         2,900
Provision for income taxes                                             1,213           899
                                                                    --------      --------
Income from continuing operations                                      2,462         2,001
Loss from discontinued operations, net of income taxes (Note 3)            -           (27)
                                                                    --------      --------
Net income                                                          $  2,462      $  1,974
                                                                    ========      ========

Basic income per common share:
   Income from continuing operations                                $   0.10      $   0.08
   Loss from discontinued operations                                $      -      $      -
                                                                    --------      --------
    Net income                                                      $   0.10      $   0.08

Diluted income per common share:
   Income from continuing operations                                $   0.10      $   0.08
   Loss from discontinued operations                                $      -      $      -
                                                                    --------      --------
    Net income                                                      $   0.10      $   0.08

Weighted average shares outstanding:
   Basic                                                              24,282        24,287
   Diluted                                                            24,581        24,634


See accompanying notes to consolidated financial statements and accountants' review report.


                       ACETO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                  Three Months Ended
                                                                    September 30,
                                                                  2006          2005
                                                                --------      --------
Operating activities:
   Net income                                                   $  2,462      $  1,974
   Loss from discontinued operations                                   -            27
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                               381           344
         Provision for doubtful accounts                              35             -
         Non-cash stock compensation                                 114            46
         Deferred income taxes                                       662           984
         Gain on sale of CDC product lines                             -           (66)
         Changes in assets and liabilities:
           Investments - trading securities                           (5)          (38)
           Trade accounts receivable                              (3,016)       (1,263)
           Other receivables                                        (707)           98
           Inventory                                               1,850           831
           Prepaid expenses and other current assets                (315)         (756)
           Other assets                                             (301)         (152)
           Accounts payable                                          582          (115)
           Accrued environmental remediation                           -           (43)
           Other accrued expenses and long-term liabilities        2,839           687
                                                                --------      --------
Net cash provided by operating activities                          4,581         2,558
                                                                --------      --------

Investing activities:
      Payments received on notes receivable                            8            13
      Purchases of property and equipment                           (149)         (136)
      Proceeds from the sale of certain CDC product lines              -            75
      Purchases of investments                                    (2,001)            -
      Purchase of intangible asset                                   (42)          (25)
                                                                --------      --------
Net cash used in investing activities                             (2,184)          (73)
                                                                --------      --------

Financing activities:
     Proceeds from exercise of stock options                          13            19
     Excess tax benefit on exercise of stock options                   4             7
     Borrowings (payments) of short-term bank loans                    -          (126)
                                                                --------      --------
     Net cash provided by (used in) financing activities              17          (100)
                                                                --------      --------

     Effect of exchange rate changes on cash                         115           (23)
                                                                --------      --------

Net increase in cash                                               2,529         2,362
Cash at beginning of period                                       33,732        19,950
                                                                --------      --------
Cash at end of period                                           $ 36,261      $ 22,312
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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventories; goodwill and other intangible assets; environmental and other contingencies; income taxes; and stock-based compensation.

These consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements and notes thereto contained in the Company's Form 10-K for the year ended June 30, 2006.

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

(3)  SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the former Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the three months ended September 30, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, CDC's

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

operating results are included in continuing operations in the consolidated statements of income and are included within the Chemicals & Colorants segment.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, of which $45 was received as of September 30, 2005, the remaining subsidiary forming part of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

Net sales from discontinued operations for the three months ended September 30, 2005 were $154. The net loss from discontinued operations for the three months ended September 30, 2005 of $27 includes a loss on the sale of assets of Magnum Research Corp of $22, net of income taxes.

(4) INVESTMENTS

A summary of short-term investments were as follows:

                                            September 30, 2006             June 30, 2006
                                            ------------------             -------------
                                       Fair Value     Cose Basis     Fair Value      Cost Basis
                                       ----------     ----------     ----------      ----------
TRADING SECURITIES
------------------
Corporate equity securities              $  702         $  152         $  697         $  152

AVAILABLE FOR SALE SECURITIES
-----------------------------
Corporate bonds                           1,179         $1,205          1,167         $1,210
Government and agency securities          3,466         $3,502          1,445         $1,501
                                         ------                        ------
                                         $5,347                        $3,309
                                         ======                        ======

The gains on trading securities were $5 and $38 for the three months ended September 30, 2006 and 2005, respectively.

(5)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,765 and $1,755 as of September 30, 2006 and June 30, 2006, relates to the Health Sciences Segment.

Intangible assets subject to amortization as of September 30, 2006 and June 30, 2006 were as follows:


                           Gross Carrying   Accumulated      Net Book
                                Value      Amortization       Value
                                -----      ------------       -----
September 30, 2006
------------------

Customer relationships         $2,785         $1,094         $1,691
Patent license                    838             76            762
EPA registrations                 307              3            304
Non-compete agreements            233            128            105
                               ------         ------         ------
                               $4,163         $1,301         $2,862
                               ======         ======         ======
June 30, 2006
-------------

Customer relationships         $2,755         $  984         $1,771
Customer lists                    600            600              -
Patent license                    838             57            781
EPA registrations                 265              3            262
Non-compete agreements            230            115            115
                               ------         ------         ------
                               $4,688         $1,759         $2,929
                               ======         ======         ======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

The estimated useful lives of customer relationships, customer lists, patent license, EPA Registrations and non-compete agreements are 7 years, 5 years, 11 years, 10 years and 3-5 years, respectively.

Amortization expense for intangible assets subject to amortization amounted to $142 and $141 for the three months ended September 30, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended September 30 are as follows: 2007: $529; 2008: $529; 2009: $501; 2010: $485; 2011: $287; 2012 and
thereafter: $531

As of September 30, 2006 and June 30, 2006, the Company also had $869 and $860, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

Changes in goodwill and the gross carrying value of customer relationships, non-compete agreements and trademarks are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(6) ACCRUED EXPENSES

The components of accrued expenses as of September 30, 2006 and June 30, 2006 were as follows:

                                                  September 30,     June 30,
                                                     2006            2006
                                                    -------         -------

    Accrued compensation                            $ 2,301         $ 2,691
    Accrued environmental remediation costs             200             200
    Accrued income taxes payable                      2,308           2,019
    Other accrued expenses                            8,389           5,702
                                                    -------         -------
                                                    $13,198         $10,612
                                                    =======         =======

(7)  NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 299 and 347 shares for the three months ended September 30, 2006, and 2005, respectively. There were 1,105 and 1,646 stock options outstanding as of September 30, 2006, and 2005, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2006, and 2005, respectively because their effect would have been anti-dilutive.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(8)  COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income were as follows:

                                                        Three months ended
                                                          September 30,
                                                      2006            2005
                                                    -------         -------
       Comprehensive income:
        Net income                                    2,462           1,974
        Foreign currency translation
           Adjustment                                   365             183
        Unrealized gain (loss) on available
           for sale securities                           34             (42)
        Change in fair value of cross
           currency interest rate swaps                  90             (91)
                                                    -------         -------
    Total                                           $ 2,951         $ 2,024
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

(9)  DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $662 and $984 for the quarter ended September 30, 2006 and 2005, respectively, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

(10) SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the three months ended September 30, 2006 and 2005 was as follows:

                                                  2006             2005
                                                --------         --------
Interest                                        $      5         $      9
Income taxes, net of refunds                    $    217         $    279


(11)  RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms which serve as counsel to the Company on various corporate matters. During the three months ended September 30, 2006 and 2005, the Company incurred legal fees of $118 and $114, respectively, for services rendered to the Company by these law firms.

(12)  COMMITMENTS AND CONTINGENCIES

As of September 30, 2006, the Company had outstanding purchase obligations totaling $52,122 to acquire certain products for resale to third party customers.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. ("Arsynco"), a subsidiary formerly involved in manufacturing chemical, located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900. As of both September 30, 2006 and June 30, 2006 a liability $5,400 is included in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force
(EITF) Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Agrochemicals segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $775 was paid as of September 30, 2006 and the remaining $600 will be paid in equal installments over the next four years. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which is being amortized over its remaining life, and a charge of $537, included in SG&A expense, for the three months ended September 30, 2005.

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

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $1,635 and

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

$1,349 as of September 30, 2006 and June 30, 2006, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

(13)  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," a replacement of APB Opinion No. 20, "Accounting Changes", and FASB SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 applies to all voluntary changes in accounting principles, and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. Management does not believe that adoption of SFAS No. 154 will have a material impact on the consolidated financial position and results of operations.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109". FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is currently assessing the impact of FIN 48 on the consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Management is currently assessing the impact of SFAS No. 158 on our consolidated financial statements but does not expect that it will have a material impact on the consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(14)  SEGMENT INFORMATION

The Company's three reportable segments, organized by product, are as follows:

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

        o Agrochemicals - crop protection products including herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes.

The former Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from the Company's ongoing business. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC, which was one of the two subsidiaries forming the Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems, the results of which are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining subsidiary forming part of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

The Company does not allocate assets by segment. The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Three Months Ended September 30, 2006 and 2005:


                                        Health         Chemicals &                       Consolidated
                                       Sciences         Colorants       Agrochemicals       Totals
                                       --------         ---------       -------------       ------
2006
----
Net sales                             $ 42,504          $ 28,842         $  3,379         $ 74,725
Gross profit                             8,266             4,126              787           13,179
Unallocated cost of sales (1)                                                                 (288)
                                                                                          --------
Net gross profit                                                                          $ 12,891
                                                                                          ========

2005
----
Net sales                             $ 44,664          $ 26,160         $  4,169         $ 74,993
Gross profit                             8,833             4,089              656           13,578
Unallocated cost of sales (1)                                                               (1,075)
                                                                                          --------
Net gross profit                                                                          $ 12,503
                                                                                          ========

(1) Represents certain freight and storage costs not allocated to a particular segment. As a result of certain system improvements, certain freight and storage costs which previously were not able to be identified to a particular segment in the prior period, have now been included within the segment. Therefore, the unallocated portion of

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

certain freight and storage costs was lower in the current period. Total Company gross profit and margin were not affected by this allocation.

Net sales and gross profit by location for the three months ended September 30, 2006 and 2005 and long-lived assets by location as of September 30, 2006 and June 30, 2006 were as follows:


                           Net Sales                 Gross Profit             Long-Lived Assets
                     ---------------------       ---------------------      ---------------------
                      Three months ended           Three months ended                 As of
                          September 30,              September 30,        September 30,   June 30,
                      2006          2005          2006          2005          2006          2006
                    -------       -------       -------       -------       -------       -------
United States       $42,702       $46,016       $ 6,766       $ 6,681       $ 3,016       $ 3,033
Germany              15,788        14,862         4,295         4,037         3,955         4,061
Netherlands           2,326         3,165           429           461           173           179
France                5,007         3,102           543           401            76            80
Asia-Pacific          8,902         7,848           858           923         2,994         2,999
                    -------       -------       -------       -------       -------       -------
Total               $74,725       $74,993       $12,891       $12,503       $10,214       $10,352
                    =======       =======       =======       =======       =======       =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2006 and the related consolidated statement of income for the three-month period ended September 30, 2006, and the related consolidated statement of cash flows for the three-month period ended September 30, 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2006. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 6, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


/s/ BDO SEIDMAN LLP

Melville, New York
November 8, 2006

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad. We undertake no obligation to update any such forward-looking statements.

                          NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.

EXECUTIVE SUMMARY

We are reporting net sales of $74,725 for the three months ended September 30, 2006, which represents less than a 1% decrease from the $74,993 reported in the comparable prior period. Gross profit for the three months ended September 30, 2006 was $12,891 and our gross margin was 17.3% as compared to gross profit of $12,503 and gross margin of 16.7% in the comparable prior period. Our selling, general and administrative costs for the three months ended September 30, 2006 decreased to $9,404, a decrease of 9.2% over the $10,362 we reported in the prior period. Our net income increased to $2,462, or $0.10 per diluted share, an increase of 24.7% compared to the prior period.

Our financial position as of September 30, 2006, remains strong, as we had cash of $36,261, working capital of $108,297, no long-term debt and shareholders' equity of $118,161.

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

The Agrochemicals segment sells crop protection products including herbicides, pesticides, and other agricultural chemicals to customers primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone (R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets.

Our main business strengths are sourcing, regulatory support, quality control, marketing and distribution. We are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different factories.

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

As you read this Management's Discussion and Analysis section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three months ended September 30, 2006 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

As disclosed in our Form 10-K for the year ended June 30, 2006, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, and income taxes. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Since June 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

                                                                      Net Sales By Segment
                                                                 Three months ended September 30,

                                                                                                     Comparison 2006
                                                    2006                       2005                 Over/(Under) 2005
                                                    ----                       ----                 -----------------
                                                           % of                       % of         $               %
Segment                                   Net Sales        Total     Net Sales        Total      Change          Change
-------                                   ---------        -----     ---------        -----      ------          ------
Health Sciences                            $42,504          56.9%     $44,664          59.6%     $(2,160)         (4.8)%
Chemicals & Colorants                       28,842          38.6       26,160          34.8        2,682          10.3
Agrochemicals                                3,379           4.5        4,169           5.6         (790)        (18.9)
                                           -------         -----      -------         -----      -------         -----

Net sales                                  $74,725         100.0%     $74,993         100.0%     $  (268)         (0.4%)
                                           =======         =====      =======         =====      =======         =====



                                                                        Gross Profit By Segment
                                                                     Three months ended September 30,

                                                                                                              Comparison 2006
                                                 2006                              2005                      Over/(Under) 2005
                                                 ----                              ----                      -----------------
                                       Gross              % of            Gross            % of             $                %
Segment                                Profit            Sales           Profit           Sales           Change           Change
-------                                ------            -----           ------           -----           ------           ------

Health Sciences                       $  8,266            19.4%        $  8,833            19.8%        $   (567)           (6.4)%
Chemicals & Colorants                    4,126            14.3            4,089            15.6               37             0.9
Agrochemicals                              787            23.3              656            15.7              131            20.0
                                        ------           -----           ------           -----           ------           -----

Segment gross profit                    13,179            17.6           13,578            18.1             (399)           (2.9)

Freight and storage costs (1)             (288)           (0.3)          (1,075)           (1.4)             787            73.2
                                        ------           -----           ------           -----           ------           -----

Gross Profit                          $ 12,891            17.3%        $ 12,503            16.7%        $    388             3.1%
                                        ======           =====           ======           =====          =======           =====


(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $268, or less than 1%, to $74,725 for the three months ended September 30, 2006, compared with $74,993 for the prior period. We reported a sales decrease in our Health Sciences and Agrochemicals segments which was partially offset by a sales increase in our Chemicals & Colorants segment, as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $2,160 for the three months ended September 30, 2006, to $42,504, which represents a 4.8% decrease from net sales of $44,664 for the prior period. This decrease is the result of a decrease of $4,742 in the generics product group relating to an expected decrease from one particular product due to its normal selling pattern, which accounted for over 80% of the decrease. This decrease was partially offset by increases in pharmaceutical intermediates sales of $1,007 and the nutritionals product group of $338. In addition, foreign sales increased $1,128 over the same period in the prior year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $28,842 for the three months ended September 30, 2006, compared to $26,160 for the prior period. This increase of $2,682, or 10.3%, over the prior period is partially attributable to a steady increase in the number of products being offered by our foreign subsidiaries. Sales of Chemicals & Colorants products by our foreign subsidiaries for the three months ended September 30, 2006, showed an increase of $1,918 over the prior period. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business, whose contract expired in fiscal 2006, purchased $1,700 during the three months ended September 30, 2005 as compared to zero in the current period. This reduction was more than offset by increased sales of agricultural intermediates, pigment intermediates and other intermediates which together increased $1,591 over the prior period and coatings which increased $2,382.

AGROCHEMICALS

Net sales for the Agrochemical segment decreased to $3,379 for the three months ended September 30, 2006, a decrease of $790, or 18.9%, from net sales of $4,169 for the prior period. The extremely dry weather conditions, particularly in the south, caused a decline in sales. In particular, sales of three products decreased $1,130 over the prior period. This decline was partially offset by a $493 increase in sales of our largest product group.

GROSS PROFIT

Gross profit increased $388 to $12,891 (17.3% of net sales) for the three months ended September 30, 2006, as compared to $12,503 (16.7% of net sales) for the prior period.

HEALTH SCIENCES

Health Sciences' gross profit of $8,266 for the three months ended September 30, 2006, was $567 or 6.4% lower than the prior period. This decrease in gross profit was directly attributed to the expected decrease in sales of one particular product in the generics product group as described above which represented a $301 decline in gross profit. In addition, gross profit from our foreign operations declined $312 as compared to the prior period due to a shift in product mix to lower margin products.

CHEMICALS & COLORANTS

Gross profit for the three months ended September 30, 2006, increased by $37, or less than 1%, over the prior period. An increase in gross profit from categories such as coatings and our foreign operations were the primary reasons for this improvement. The gross margin was 14.3% for the three months ended September 30, 2006 compared to 15.6% for the prior period. The decrease in the gross margin was partly attributable to the increased allocation of certain freight and storage costs compared to the prior period as further described below.

AGROCHEMICALS

Gross profit for the Agrochemicals segment increased to $787 for the three months ended September 30, 2006, versus $656 for the prior period, an increase of $131 or 20.0%. Gross margin for the quarter was 23.3% compared to the prior period gross margin of 15.7%. The increase is primarily attributable to the increased sales of our largest selling product which accounted for an increase of $130 in gross profit, which includes our product expansion into Eastern Europe.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales decreased $787, to $288 for the three months ended September 30, 2006 compared to $1,075 in the prior period, representing a 73.2% decrease. As a result of certain system improvements, certain freight and storage costs which previously were not able to be identified to a particular segment in the prior period, have now been included within the applicable segment. Therefore, the unallocated portion of certain freight and storage costs was lower in the current period. Total company gross profit and margin were not affected by this allocation.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $958, or 9.2%, to $9,404 for the three months ended September 30, 2006 compared to $10,362 for the prior period. As a percentage of sales, SG&A decreased to 12.6% for the three months ended September 30, 2006 versus 13.8% for the prior period. The decrease in SG&A relates primarily to a legal settlement charge recorded in the prior period of $537 as well as lower operating expenses of $428 resulting from the sale of one of our subsidiaries in August 2005.

OPERATING INCOME

For the three months ended September 30, 2006, operating income was $3,487 compared to $2,141 in the prior period, an increase of $1,346 or 62.9%. This increase was due to the overall increase in gross profit of $388 and the $958 decrease in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income was $201 for the three months ended September 30, 2006, which represents a decrease of $582 over the prior period. The decrease is primarily attributable to a decrease of $406 for a government subsidy paid annually for doing business in a free trade zone in Shanghai, China. The lower government subsidy was due to lower taxable income in the jurisdiction as well as a lower subsidy rate.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended September 30, 2006 increased to 33.0% from 31.0% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations for one of the subsidiaries forming part of the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $27 for the three months ended September 30, 2005, which includes a loss on the sale of the business of $22 net of income taxes.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At September 30, 2006, we had $36,261 in cash, $5,347 in short-term investments and no short-term bank loans. Working capital was $108,297 at September 30, 2006, versus $104,707 at June 30, 2006.

Our cash position at September 30, 2006, increased $2,529 from the amount at June 30, 2006. Operating activities provided cash of $4,581, primarily due net income of $2,462 and changes in assets and liabilities. Investing activities used cash of $2,184, primarily as a result of purchases of investments of $2,001. Financing activities provided cash of $17 primarily as a result of proceeds from the exercise of stock options of $13.

CREDIT FACILITIES

We have available credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $18,713, of which $284 in letters of credit was utilized, leaving $18,429 of this facility unused as of September 30, 2006. We are not subject to any financial covenants under these arrangements.

We have a revolving credit agreement with a domestic financial institution that expires June 30, 2007, and provides for available credit of $10,000. At September 30, 2006, we had utilized $1,351 in letters of credit, leaving $8,649 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2006.

WORKING CAPITAL OUTLOOK

Working capital was $108,297 at September 30, 2006, versus $104,707 at June 30, 2006. The increase in working capital was primarily attributable to net income during the quarter. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months. We may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At September 30, 2006, we had no significant obligations for capital expenditures. At September 30, 2006, contractual cash obligations and other commercial commitments were as follows:

                                          Payments Due and/or
                                          Amount of Commitment
                                         Expiration Per Period
                                         ---------------------


                                                          Less Than      1-3         4-5        After
                                                Total      1 Year       Years       Years      5 Years
                                               -------     -------     -------     -------     -------

Operating leases                               $ 5,872     $ 1,533     $ 2,628     $ 1,634     $    77

Commercial letters of credit
                                                 1,635       1,635           -           -           -

Standby letters of credit                          174         174           -           -           -

Unconditional purchase
obligations                                     52,122      52,122           -           -           -
                                               -------     -------     -------     -------     -------
                                               $59,803     $55,464     $ 2,628     $ 1,634     $    77
Total

Other significant commitments and contingencies include the following:

        1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan of $3,096 and the assets held by the grantor trust amounted to $2,803 as of September 30, 2006.

        2 One of our subsidiaries markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). FIFRA requires that test data be provided to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of two such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

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

RELATED PARTY TRANSACTIONS

Two of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. For the three months ended September 30, 2006 and 2005, we incurred legal fees of $118 and $114, respectively, for services rendered to the Company by those law firms. The fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections", a replacement of APB Opinion No. 20, Accounting Changes, and FASB SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 applies to all voluntary changes in accounting principles and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also requires that a change in method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate that is affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors occurring in fiscal years beginning after June 1, 2005. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements, including those that are in a transition phase as of the date of SFAS No. 154. We do not believe that adoption of SFAS No. 154 will have a material impact on our consolidated financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation ("FIN") No. 48 "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109". FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently assessing the impact of FIN 48 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements but do not expect that it will have a material impact on our consolidated financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") 108 "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

INVESTMENT MARKET PRICE RISK

We had short-term investments of $5,347 at September 30, 2006. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $535 as of September 30, 2006. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2006, we had foreign currency contracts outstanding that had a notional amount of $10,923. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2006, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003 we entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan. Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swap from date of purchase to September 30, 2006, was $(146). The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swap qualifies as a hedging activity, the change in their fair value, amounting to $(90) and $(91) for the three months ended September 30, 2006 and 2005, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. On September 30, 2006, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi. The potential loss as of September 30, 2006, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,262. Actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the first quarter of fiscal 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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


PART II.  OTHER INFORMATION

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - "Item 1A. Risk Factors" in our Form 10-K for the year ended June 30, 2006 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2006 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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





                                       ACETO CORPORATION


DATE    November 9, 2006               BY /s/ Douglas Roth
     -------------------------            ----------------
                                          Douglas Roth, Chief Financial Officer

DATE    November 9, 2006               BY /s/ Leonard S. Schwartz
     -------------------------            -----------------------
                                          Leonard S. Schwartz, Chairman,
                                          President and Chief Executive Officer