Form 10-Q
period 2006-12-31
ACETO CORP
filed 2007-02-08
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006
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

                                  www.aceto.com
                         (Registrant's website address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                  Yes [X] No [_]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [_] Accelerated filer [X] Non-accelerated filer [_]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                  Yes [_] No [X]

The Registrant has 24,313,090 shares of common stock outstanding as of February 2, 2007.

                       ACETO CORPORATION AND SUBSIDIARIES
             QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets - December 31, 2006 (unaudited) and June 30, 2006

           Consolidated Statements of Income - Six Months
           Ended December 31, 2006 and 2005 (unaudited)

           Consolidated Statements of Income - Three Months
           Ended December 31, 2006 and 2005 (unaudited)

           Consolidated Statements of Cash Flows - Six Months
           Ended December 31, 2006 and 2005 (unaudited)

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

Item 6.    Exhibits

Signatures

Exhibits

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       ACETO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per-share amounts)

                                                                          December 31,   June 30,
                                                                              2006         2006
                                                                          ------------   --------
                                                                          (unaudited)
ASSETS
Current assets:
   Cash in banks                                                            $ 30,608     $ 33,732
   Investments                                                                 9,632        3,309
   Trade receivables, less allowance for doubtful
      accounts (December, $356, June $416)                                    55,802       50,993
   Other receivables                                                           2,744        1,406
   Inventory                                                                  51,049       47,259
   Prepaid expenses and other current assets                                   1,277        1,011
   Deferred income tax benefit, net                                            3,459        3,396
                                                                            --------     --------
         Total current assets                                                154,571      141,106

Long-term notes receivable                                                       567          557
Property and equipment, net                                                    4,594        4,808
Property held for sale                                                         4,531        4,531
Goodwill                                                                       1,802        1,755
Intangible assets, net                                                         4,050        3,789
Deferred income tax benefit, net                                               6,388        7,356
Other assets                                                                   3,483        2,690
                                                                            --------     --------

TOTAL ASSETS                                                                $179,986     $166,592
                                                                            ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                         $ 30,102     $ 24,424
   Accrued expenses                                                           13,587       10,612
   Note payable - related party                                                  500          500
   Deferred income tax liability                                                 863          863
                                                                            --------     --------
         Total current liabilities                                            45,052       36,399

Long-term liabilities                                                          6,529        6,379
Environmental remediation liability                                            5,200        5,200
Deferred income tax liability                                                  3,226        3,329
Minority interest                                                                254          232
                                                                            --------     --------
         Total liabilities                                                    60,261       51,539

Commitments and contingencies (Note 13)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized;
      25,644 shares issued; 24,309 and 24,278 shares outstanding at
      December 31, 2006 and June 30, 2006, respectively                          256          256
   Capital in excess of par value                                             56,819       56,691
   Retained earnings                                                          70,847       68,464
   Treasury stock, at cost, 1,355 and 1,366 shares at December 31, 2006
      and June 30, 2006, respectively                                        (12,895)     (13,198)
   Accumulated other comprehensive income                                      4,698        2,840
                                                                            --------     --------
         Total shareholders' equity                                          119,725      115,053
                                                                            --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $179,986     $166,592
                                                                            ========     ========

See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per-share amounts)

                                                                    Six Months Ended
                                                                       December 31,
                                                                  -------------------
                                                                    2006       2005
                                                                  --------   --------
Net sales                                                         $150,411   $144,460
Cost of sales                                                      124,958    120,489
                                                                  --------   --------
   Gross profit                                                     25,453     23,971

Selling, general and administrative expenses                        19,244     20,019
                                                                  --------   --------
   Operating income                                                  6,209      3,952
Other income (expense):
   Interest expense                                                    (81)       (61)
   Interest and other income, net                                      169      1,178
                                                                  --------   --------
                                                                        88      1,117
                                                                  --------   --------

Income from continuing operations before income taxes                6,297      5,069
Provision for income taxes                                           2,091      1,521
                                                                  --------   --------
Income from continuing operations                                    4,206      3,548
Loss from discontinued operations, net of income taxes (Note 3)         --        (27)
                                                                  --------   --------
Net income                                                        $  4,206   $  3,521
                                                                  ========   ========
Basic income per common share:
   Income from continuing operations                              $   0.17   $   0.15
   Loss from discontinued operations                                    --         --
   Net income                                                     $   0.17   $   0.15

Diluted income per common share:
   Income from continuing operations                              $   0.17   $   0.14
   Loss from discontinued operations                                    --         --
   Net income                                                     $   0.17   $   0.14

Weighted average shares outstanding:
   Basic                                                            24,288     24,280
   Diluted                                                          24,625     24,595

See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
             (unaudited and in thousands, except per-share amounts)

                                                                  Three Months Ended
                                                                      December 31,
                                                                  ------------------
                                                                     2006      2005
                                                                   -------   -------
Net sales                                                          $75,686   $69,467
Cost of sales                                                       63,124    57,999
                                                                   -------   -------
   Gross profit                                                     12,562    11,468

Selling, general and administrative expenses                         9,840     9,657
                                                                   -------   -------
   Operating income                                                  2,722     1,811

Other income (expense):
   Interest expense                                                    (68)      (37)
   Interest and other income (expense), net                            (32)      395
                                                                   -------   -------
                                                                      (100)      358
                                                                   -------   -------

Income from continuing operations before income taxes                2,622     2,169
Provision for income taxes                                             878       622
                                                                   -------   -------
Income from continuing operations                                    1,744     1,547
Loss from discontinued operations, net of income taxes (Note 3)         --        --
                                                                   -------   -------
Net income                                                         $ 1,744   $ 1,547
                                                                   =======   =======

Basic income per common share:
   Income from continuing operations                               $  0.07   $  0.06
   Loss from discontinued operations                                    --        --
   Net income                                                      $  0.07   $  0.06

Diluted income per common share:
   Income from continuing operations                               $  0.07   $  0.06
   Loss from discontinued operations                                    --        --
   Net income                                                      $  0.07   $  0.06

Weighted average shares outstanding:
   Basic                                                            24,293    24,273
   Diluted                                                          24,670    24,557

See accompanying notes to consolidated financial statements and accountants' review report.

                       ACETO CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited and in thousands)

                                                                Six Months Ended
                                                                   December 31,
                                                               -----------------
                                                                 2006      2005
                                                               -------   -------
Operating activities:
   Net income                                                  $ 4,206   $ 3,521
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization                             867       686
         Provision for doubtful accounts                            59        --
         Non-cash stock compensation                               246        50
         Deferred income taxes                                     802     1,387
         Changes in assets and liabilities:
            Investments - trading securities                       (65)       19
            Trade accounts receivable                           (4,808)   (1,114)
            Other receivables                                   (1,450)      124
            Inventory                                           (3,219)     (325)
            Prepaid expenses and other current assets             (259)     (681)
            Other assets                                          (373)     (399)
            Accounts payable                                     5,838    (1,192)
            Other accrued expenses and long-term liabilities     1,162     2,454
                                                               -------   -------
Net cash provided by operating activities                        3,006     4,530
                                                               -------   -------

Investing activities:
      Purchases of investments                                  (6,222)       --
      Payments received on notes receivable                         34        31
      Purchases of intangible assets                              (401)       --
      Purchases of property and equipment                         (339)     (268)
                                                               -------   -------
Net cash used in investing activities                           (6,928)     (237)
                                                               -------   -------

Financing activities:
      Purchases of treasury stock                                   --      (581)
      Proceeds from exercise of stock options                      151       105
      Excess tax benefit on exercise of stock options               24        21
      Payments of short-term bank loans                             --      (126)
                                                               -------   -------
      Net cash provided by (used in) financing activities          175      (581)
                                                               -------   -------

Effect of exchange rate changes on cash                            623      (101)
                                                               -------   -------

Net increase (decrease) in cash                                 (3,124)    3,611
Cash at beginning of period                                     33,732    19,950
                                                               -------   -------
Cash at end of period                                          $30,608   $23,561
                                                               =======   =======

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventories; goodwill and other intangible assets; environmental and other contingencies; income taxes and stock-based compensation.

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

Effective July 1, 2005, the Company adopted SFAS No. 123(R), "Share-based Payment." SFAS No. 123(R) replaces SFAS No. 123 and supercedes APB Opinion No.
25. SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis. Therefore, prior period financial statements have not been restated. SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows. Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow. The Company's policy is to satisfy stock-based compensation awards with treasury shares.

In December 2006, the Company granted 56 options to the Directors at an exercise price equal to the market value of the common stock on the date of grant. These options vest over one year and will expire ten years from the date of grant. Compensation expense of $224, as determined using the Black-Scholes option pricing model will be charged over the vesting period.

(3) SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two subsidiaries forming part of the former

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

Institutional Sanitary Supplies segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the six months ended December 31, 2006. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, CDC's operating results are included in continuing operations in the consolidated statements of income and are included within the Chemicals & Colorants segment.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, of which $66 was received as of December 31, 2005, the remaining subsidiary forming part of the former Institutional Sanitary Supplies segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

Net sales from discontinued operations for the three and six months ended December 31, 2005 were $0 and $154, respectively. The net loss from discontinued operations for the three and six months ended December 31, 2005 were $0 and $27, respectively, which includes a loss on the sale of certain assets of Magnum Research Corp. of $22, net of income tax.

(4) SHORT-TERM INVESTMENTS

A summary of short-term investments were as follows:

                                      December 31, 2006          June 30, 2006
                                   -----------------------   -----------------------
                                   Fair Value   Cost Basis   Fair Value   Cost Basis
                                   ----------   ----------   ----------   ----------
Trading securities
------------------
Corporate equity securities          $  765       $  152       $  697       $  152

Available for sale securities
-----------------------------
Corporate bonds                       1,180        1,204        1,167       $1,210
Government and agency securities      7,687        7,678        1,445       $1,501
                                     ------                    ------
                                     $9,632                    $3,309
                                     ======                    ======

The gains (losses) on trading securities were $63 and $(54) for the three months ended December 31, 2006 and 2005, respectively. The gains (losses) on trading securities for the six months ended December 31, 2006 and 2005 were $65 and $(19), respectively.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,802 and $1,755 as of December 31, 2006 and June 30, 2006, respectively, relates to the Health Sciences segment.

Intangible assets subject to amortization as of December 31, 2006 and June 30, 2006 were as follows:

                                  Gross Carrying    Accumulated   Net Book
                                       Value       Amortization    Value
                                  --------------   ------------   --------
         December 31, 2006
         -----------------

         Customer relationships       $2,898          $1,242       $1,656
         EPA Registration                666              16          650
         Patent License                  838              95          743
         Non-compete agreements          242             145           97
                                      ------          ------       ------

                                      $4,644          $1,498       $3,146
                                      ======          ======       ======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

         June 30, 2006
         -------------

         Customer relationships       $2,755          $  984       $1,771
         EPA registrations               265               3          262
         Patent license                  838              57          781
         Non-compete agreements          230             115          115
         Customer lists                  600             600           --
                                      ------          ------       ------

                                      $4,688          $1,759       $2,929
                                      ======          ======       ======

The estimated useful lives of customer relationships, customer lists, patent license, EPA registrations and non-compete agreements are 7 years, 5 years, 11 years, 10 years and 3-5 years, respectively.

Amortization expense for intangible assets subject to amortization amounted to $339 and $275 for the six months ended December 31, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended December 31 are as follows:
2007: $565; 2008: $565; 2009: $529; 2010: $520; 2011: $288 and thereafter: $679.

As of December 31, 2006 and June 30, 2006, the Company also had $904 and $860, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

Changes in goodwill and the gross carrying value of customer relationships, non -compete agreements and trademarks are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(6) ACCRUED EXPENSES

The components of accrued expenses as of December 31, 2006 and June 30, 2006 were as follows:

                                                       December 31,   June 30,
                                                           2006         2006
                                                       ------------   --------

   Accrued compensation                                   $ 2,557      $ 2,691
   Accrued environmental remediation costs                    200          200
   Accrued dividends payable                                1,823           --
   Accrued income taxes payable                               657        2,019
   Other accrued expenses                                   8,350        5,702
                                                          -------      -------
                                                          $13,587      $10,612
                                                          =======      =======

(7) COMMON STOCK

On December 7, 2006, the Company's board of directors declared a regular semi-annual cash dividend of $0.075 per share which was paid on January 12, 2007 to shareholders of record on December 22, 2006. The amount paid for the cash dividend of $1,823 was included in other accrued expenses at December 31, 2006.

(8) NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 377 and 284 shares for the three months ended December 31, 2006 and 2005, respectively. For the six months ended December 31, 2006 and 2005, the stock options which were potential common shares outstanding resulting in a

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

dilutive effect were 676 and 631, respectively. There were 1,599 and 1,610 stock options outstanding as of December 31, 2006 and 2005, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2006 and 2005, respectively, because their effect would have been anti-dilutive.

(9) COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income were as follows:

                                             Six months ended   Three months ended
                                               December 31,        December 31,
                                             ----------------   ------------------
                                              2006      2005      2006     2005
                                             ------   -------    ------   -------
Comprehensive income:
   Net income                                $4,206    $3,521    $1,744   $1,547
   Foreign currency translation
      adjustment                              1,724      (128)    1,359     (310)

   Unrealized gain (loss) on available for
      sale securities                            36       (46)        2       (5)
   Change in fair value of cross
      currency interest rate swaps               98        54         8      145
                                             ------    ------    ------   ------
Total                                        $6,064    $3,401    $3,113   $1,377
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

(10) DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $802 and $1,387 during the six months ended December 31, 2006 and 2005, respectively, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

(11) SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes for the six months ended December 31, 2006 and 2005 were as follows:

                                                  2006    2005
                                                 ------   ----
                  Interest                       $   61   $ 48
                  Income taxes, net of refunds    2,539    497

(12) RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the six months ended December 31, 2006 and 2005, the Company incurred legal fees of $183 and $157, respectively, for services rendered to the Company by these law firms.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(13) COMMITMENTS AND CONTINGENCIES

As of December 31, 2006, the Company had outstanding purchase obligations totaling $67,823 to acquire certain products for resale to third party customers.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. ("Arsynco"), a subsidiary formerly involved in manufacturing chemicals, located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900. As of both December 31, 2006 and June 30, 2006 a liability $5,400 is included in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force
(EITF) Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Crop Protection segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $775 was paid as of December 31, 2006 and the remaining $600 will be paid in equal installments over the next four years. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which is being amortized over its remaining life, and a charge of $537, included in SG&A expense, for the six months ended December 31, 2005.

A subsidiary of the Company markets certain crop protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of three such task force groups and historically, our payments have been in the range of $250 - $500 per year. The Company may be required to make additional payments in the future.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

In December 2005, the Company exited the leased space previously occupied by CDC and Magnum Research Corp. As a result, the Company recorded a pre-tax charge of $378, included in selling, general and administrative expenses representing the present value of the remaining lease obligation, reduced by estimated sub-lease rental income. In June 2006, the Company negotiated a lease termination with its landlord for the facility. In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009. The aggregate rental payments of the third party that are guaranteed by the Company are $925 and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $675 and $1,349 as of December 31, 2006 and June 30, 2006, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

(15) SEGMENT INFORMATION

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

     o Crop Protection - crop protection products including herbicides, fungicides and insecticides, as well as a sprout inhibitor for potatoes. The Company has changed the name of this segment from Agrochemicals to Crop Protection as of December 31, 2006.

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

Six months ended December 31, 2006 and 2005

                                 Health    Chemicals &      Crop      Consolidated
                                Sciences    Colorants    Protection      Totals
                                --------   -----------   ----------   ------------
2006
----
Net sales                        $82,655     $57,385       $10,371      $150,411
Gross profit                      15,415       7,598         2,440        25,453
Unallocated cost of sales (1)                                                 --
                                                                        --------
Net gross profit                                                        $ 25,453
                                                                        ========

2005
----
Net sales                        $82,734     $51,877       $9,849       $144,460
Gross profit                      16,265       8,093        1,938         26,296
Unallocated cost of sales (1)                                             (2,325)
                                                                        --------
Net gross profit                                                        $ 23,971
                                                                        ========

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

Three months ended December 31, 2006 and 2005:

                                 Health    Chemicals &      Crop      Consolidated
                                Sciences    Colorants    Protection      Totals
                                --------   -----------   ----------   ------------
2006
----
Net sales                        $40,151     $28,543       $6,992        $75,686
Gross profit                       7,198       3,711        1,653         12,562
Unallocated cost of sales (1)                                                 --
                                                                         -------
Net gross profit                                                         $12,562
                                                                         =======

2005
----
Net sales                        $38,058     $25,729       $5,680        $69,467
Gross profit                       7,432       4,004        1,282         12,718
Unallocated cost of sales (1)                                             (1,250)
                                                                         -------
Net gross profit                                                         $11,468
                                                                         =======

(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the six months ended December 31, 2006 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Net sales and gross profit by location for the six months ended December 31, 2006 and 2005 and long-lived assets by location as of December 31, 2006 and June 30, 2006 were as follows:

                     Net Sales           Gross Profit        Long-lived Assets
                  Six months ended     Six months ended            As of
                    December 31,         December 31,     -----------------------
                -------------------   -----------------   December 31,   June 30,
                  2006       2005       2006      2005        2006         2006
                --------   --------   -------   -------   ------------   --------
United States   $ 87,440   $ 91,273   $14,101   $13,448      $ 3,276      $ 3,033
Germany           33,493     27,199     8,002     7,013        4,011        4,061
Netherlands        3,937      5,491       760       927          135          179
France             7,899      5,767       896       713           81           80
Asia-Pacific      17,642     14,730     1,694     1,870        2,942        2,999
                --------   --------   -------   -------      -------      -------
Total           $150,411   $144,460   $25,453   $23,971      $10,445      $10,352
                ========   ========   =======   =======      =======      =======

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income for the three-month and six-month periods ended December 31, 2006 and 2005, and the related consolidated statements of cash flows for the six-month periods ended December 31, 2006 and 2005, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2006. These interim financial statements are the responsibility of the Company's management.

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

February 6, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad. We undertake no obligation to update any such forward-looking statements other than as required by law.

                          NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar and share amounts are expressed in thousands, except for share prices and per-share amounts.

EXECUTIVE SUMMARY

We are reporting net sales of $150,411 for the six months ended December 31, 2006, which represents a 4.1% increase over the $144,460 reported in the comparable prior period. Gross profit for the six months ended December 31, 2006 was $25,453 and our gross margin was 16.9% as compared to gross profit of $23,971 and gross margin of 16.6% for the comparable prior period. Interest and other income (expense) for the six months ended December 31, 2006 was $88 which is a decrease of $1,029 as compared to the comparable prior period. The decrease can be directly attributed to a decrease in a government subsidy paid annually in Shanghai and larger foreign exchange losses due to the devaluation of the US dollar compared to the Euro and Chinese Yuan. Our income from continuing operations of $4,206, or $0.17 per diluted share was $658 or 18.5% higher than the comparable prior period.

Our financial position as of December 31, 2006 remains strong, as we had cash of $30,608, working capital of $109,519, no long-term debt, and shareholders' equity of $119,725.

Our business is separated into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. This segment is comprised of APIs, pharmaceutical intermediates, diagnostic chemicals and nutritional supplements. We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.

We have a pipeline of new generic products poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, as new members join the European Union, primarily from Eastern Europe, they become subject to the same regulatory standards as their Western Europe counterparts. Given our regulatory expertise, we believe this growth in the size of the European Union represents an opportunity for us, and we believe we are well positioned to take advantage of that opportunity.

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

The Crop Protection segment sells herbicides, pesticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets. The Crop Protection segment was formerly reported as the Agrochemical segment. The name change of this segment was effected on December 31, 2006.

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

     o    our earnings and costs in the periods presented

     o    changes in earnings and costs between periods

     o    sources of earnings

     o    the impact of these factors on our overall financial condition

As you read this Management's Discussion and Analysis section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three and six month periods ended December 31, 2006 and 2005. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

As disclosed in our Form 10-K for the year ended June 30, 2006, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, and income taxes. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results may differ from these estimates.

Since June 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

SIX MONTHS ENDED DECEMBER 31, 2006 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2005

                                                   NET SALES BY SEGMENT
                                              Six months ended December 31,
                                ---------------------------------------------------------
                                                                         Comparison 2006
                                       2006                2005         Over/(Under) 2005
                                -----------------   -----------------   -----------------
                                             % of                % of       $        %
Segment                         Net sales   total   Net sales   total    Change   change
-------                         ---------   -----   ---------   -----    ------   ------
Health Sciences                  $ 82,655    55.0%   $ 82,734    57.3%   $  (79)   (0.1)%
Chemicals & Colorants              57,385    38.1      51,877    35.9     5,508    10.6
Crop Protection                    10,371     6.9       9,849     6.8       522     5.3
                                 --------   -----    --------   -----    ------    ----

Net sales                        $150,411   100.0%   $144,460   100.0%   $5,951     4.1%
                                 ========   =====    ========   =====    ======    ====

                                               GROSS PROFIT BY SEGMENT
                                            Six months ended December 31,
                                -----------------------------------------------------
                                                                     Comparison 2006
                                      2006              2005        Over/(Under) 2005
                                ---------------   ---------------   -----------------
                                 Gross     % of    Gross    % of        $        %
Segment                          Profit   Sales    profit   sales    Change   change
-------                         -------   -----   -------   -----    ------   ------
Health Sciences                 $15,415    18.6%  $16,265    19.7%   $ (850)    (5.2)%
Chemicals & Colorants             7,598    13.2     8,093    15.6      (495)    (6.1)
Crop Protection                   2,440    23.5     1,938    19.7       502     25.9
                                -------    ----   -------    ----    ------    -----

Segment gross profit             25,453    16.9    26,296    18.2      (843)    (3.2)

Freight and storage costs (1)        --      --    (2,325)   (1.6)    2,325    100.0
                                -------    ----   -------    ----    ------    -----

Gross profit                    $25,453    16.9%  $23,971    16.6%   $1,482      6.2%
                                =======    ====   =======    ====    ======    =====

(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the Company's three segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the six months ended December 31, 2006 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

The Company's chief operating decision maker evaluates performance of the segments based on sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

NET SALES

Net sales increased $5,951, or 4.1%, to $150,411 for the six months ended December 31, 2006, compared with $144,460 for the comparable prior period. The increase in sales was primarily created by a 10.6% sales increase in our Chemicals & Colorants segment, along with a 5.3% increase in our Crop Protection segment over the comparable period last year.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $79 for the six months ended December 31, 2006, to $82,655, which represents a 0.1% decrease from net sales of $82,734 for the prior period. This decrease was the result of a decrease from one specific generic product of $7,363 due to its normal selling pattern. The decrease was mostly offset by increases in pharmaceutical intermediate sales of $2,492 and foreign sales increases of $4,939 over the same period last year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $57,385 for the six months ended December 31, 2006, compared to $51,877 for the prior period. This increase of $5,508, or 10.6%, over the prior period is primarily attributable to an increase in the number of products being offered by our foreign subsidiaries. Sales of Chemicals & Colorants by our foreign subsidiaries for the six months ended December 31, 2006 increased by $4,845 over the comparable prior year period. One customer within our color-pigment and pigment-intermediate business, whose contract expired in fiscal 2006, purchased $3,058 during the six months ended December, 2005 as compared to zero in the current period. This reduction was more than offset by increased sales of coatings of $4,360 and Agricultural intermediates of $1,822 over the prior period.

CROP PROTECTION

Net sales for the Crop Protection segment increased to $10,371 for the six months ended December 31, 2006, an increase of $522, or 5.3%, over net sales of $9,849 for the prior period. The increase in net sales was mainly attributable to the launch of our Asulam product of $1,702 which was offset by decreases in three other products of $1,019 due to the unseasonable dry weather conditions, particularly in the southern U.S. region.

GROSS PROFIT

Gross profit increased by $1,482 to $25,453 (16.9% of net sales) for the six months ended December 31, 2006, as compared to $23,971 (16.6% of net sales) for the prior period. The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in the six months ended December 31, 2006 that had been reported as unallocated in prior years. The Company's overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

HEALTH SCIENCES

Health Sciences' gross profit of $15,415 for the six months ended December 31, 2006, was $850 or 5.2% lower than the prior year comparable period. This decrease in gross profit is attributable to the expected decrease in sales of one particular product in the generics product group as described above which resulted in a $595 decline in gross profit. The balance of the gross profit shortfall can be mainly attributed to the direct allocation of certain freight and storage charges not included in last year's comparable period.

CHEMICALS & COLORANTS

Gross profit for the six months ended December 31, 2006 decreased by $495, or 6.1%, compared to the prior period. The gross margin percentage was 13.2% for the six months ended December 31, 2006 compared to 15.6% for the prior period primarily due to the direct allocation of certain freight and storage charges not included in last year's comparable period. The foreign subsidiaries contributed $572 or 45% more gross profit for the six months ended

December 31, 2006 as compared to the prior period. Additionally, the coating products reported an increase of $545 due to the sales increase previously mentioned above over the same period in the prior year.

CROP PROTECTION

Gross profit for the Crop Protection segment increased to $2,440 for the six months ended December 31, 2006, versus $1,938 for the prior period, an increase of $502 or 25.9%. Gross margin for the period was 23.5% compared to the prior period gross margin of 19.7%. The primary reason for the increase in gross profit was due to the launch of the Asulam product. The gross profit was also negatively affected by $278 related to the sales decline in the three products discussed earlier, which was mostly offset by lower costs to maintain our EPA registered products of $233.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales were $0 for the six months ended December 31, 2006 compared to $2,325 in the prior period. As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in the prior fiscal years, have now been included within the segments. Therefore, there are no unallocated freight and storage costs in the current period. Total Company gross profit and margin were not affected by this allocation. This revision will affect the comparison of the segments' gross profits, however.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased by $775, or 3.9% to $19,244 for the six months ended December 31, 2006 compared to $20,019 for the prior period. As a percentage of sales, SG&A decreased to 12.8% for the six months ended December 31, 2006 versus 13.9% for the prior period. The decrease in SG&A relates primarily to a legal settlement charge recorded in the prior year of $537 and lower operating expenses of $1,027 resulting from the sale of one of our subsidiaries in August 2005. These decreases were partially offset by the increase in operating expenses of our foreign businesses to support their increased marketing efforts of $900.

OPERATING INCOME

For the six months ended December 31, 2006, operating income was $6,209 compared to $3,952 in the prior period, an increase of $2,257 or 57.1%. This increase was due to the overall increase in gross profit of $1,482 and the $775 decrease in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was $88 for the six months ended December 31, 2006, which represents a decrease of $1,029 from the prior period. This decrease is primarily attributable to a decrease of $407 regarding a government subsidy paid annually for doing business in a free trade zone in Shanghai, China, settlement of an anti-dumping claim of $330 and increased realized and unrealized foreign exchange losses of $278.

PROVISION FOR INCOME TAXES

The effective tax rate for the six months ended December 31, 2006 increased to 33.2% from 30.0% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of one of the subsidiaries forming part of the former Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $0 and $27 for the six months ended December 31, 2006 and 2005, respectively. The net loss in last year's period included a loss on the sale of certain assets of 0$22, net of income taxes.

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

                                                   NET SALES BY SEGMENT
                                             Three months ended December 31,
                                ---------------------------------------------------------
                                                                         Comparison 2006
                                       2006                2005         Over/(Under) 2005
                                -----------------   -----------------   -----------------
                                             % of                % of      $         %
Segment                         Net sales   total   Net sales   total    change   change
-------                         ---------   -----   ---------   -----    ------   ------
Health Sciences                  $40,151     53.0%   $38,058     54.8%   $2,093     5.5%
Chemicals & Colorants             28,543     37.8     25,729     37.0     2,814    10.9
Crop Protection                    6,992      9.2      5,680      8.2     1,312    23.1
                                 -------    -----    -------    -----    ------    ----

Net sales                        $75,686    100.0%   $69,467    100.0%   $6,219     9.0%
                                 =======    =====    =======    =====    ======    ====

                                               GROSS PROFIT BY SEGMENT
                                           Three months ended December 31,
                                -----------------------------------------------------
                                                                     Comparison 2006
                                      2006              2005        Over/(Under) 2005
                                ---------------   ---------------   -----------------
                                 Gross    % of     Gross    % of        $        %
Segment                          profit   sales    profit   sales    change   change
-------                         -------   -----   -------   -----    ------   ------
Health Sciences                 $ 7,198    17.9%  $ 7,432    19.5%   $ (234)    (3.1)%
Chemicals & Colorants             3,711    13.0     4,004    15.6      (293)    (7.3)
Crop Protection                   1,653    23.6     1,282    22.6       371     28.9
                                -------    ----   -------    ----    ------   ------

Segment gross profit             12,562    16.6    12,718    18.3      (156)    (1.2)%

Freight and storage costs (1)        --      --    (1,250)   (1.8)    1,250   (100.0)%
                                -------    ----   -------    ----    ------   ------

Gross profit                    $12,562    16.6%  $11,468    16.5%   $1,094      9.5%
                                =======    ====   =======    ====    ======   ======

(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the six months ended December 31, 2006 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

The Company does not allocate assets by segment. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

NET SALES

Net sales increased $6,219 or 9.0%, to $75,686 for the three months ended December 31, 2006, compared with $69,467 for the comparable prior period. We reported sales increases in all of our segments as explained below.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased by $2,093 for the three months ended December 31, 2006, to $40,151, which represents a 5.5% increase from net sales of $38,058 for the prior period. The sales increase from the prior period is directly attributable to an increase of foreign business of $3,811 and an increase in our pharmaceutical intermediates and nutritional businesses of $1,313 and $420 respectively. These increases in sales were partially offset by a decrease from one specific generic product of $3,481 due to its normal selling pattern.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $28,543 for the three months ended December 31, 2006, compared to $25,729 for the prior period. This increase of $2,814, or 10.9%, over the prior period is primarily attributable to an increase of $2,927 from our foreign business. One customer within our color-pigment and pigment-intermediate business purchased $1,359 less product during the three months ended December 31, 2006 due to the expiration of their contract. This reduction was more than offset by an increase over the prior period in domestic sales of the coatings, agricultural intermediates and pigment intermediates product families.

CROP PROTECTION

Net sales for the Crop Protection segment increased to $6,992 for the three months ended December 31, 2006, an increase of $1,312, or 23.1%, over net sales of $5,680 for the prior year. The increase in net sales was primarily attributable to the launch of the Asulam product of $1,603 which was partially offset by an insecticide used on peanuts which recorded $339 less sales due to unseasonably dry weather conditions, particularly in the Southern U.S. region.

GROSS PROFIT

Gross profit increased by $1,094 to $12,562 (16.6% of net sales) for the three months ended December 31, 2006, as compared to $11,468 (16.5% of net sales) for the prior period. The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in the three months ended December 31, 2006 that had been reported as unallocated in prior years. The Company's overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

HEALTH SCIENCES

Health Sciences' gross profit of $7,198 for the three months ended December 31, 2006, was $234 or 3.1% lower than the prior period. This decrease in gross profit is directly attributable to the expected decrease in sales of one particular product in the generic product group which was described above which resulted in a $334 decline in gross profit. The balance of the gross profit shortfall can be attributed to the direct allocation of certain freight and storage charges in the current period which were not included in last year's comparable period.

CHEMICALS & COLORANTS

Gross profit for the three months ended December 31, 2006 decreased by $293, or 7.3%, from the prior period. The gross margin percentage was 13.0% for the three months ended December 31, 2006 compared to 15.6% for the prior period. The primary reason for the decline in gross profit and margin is due to the allocation of certain freight and storage charges in the current period which were not included in last year's comparable period. The foreign subsidiaries contributed $491 or 114% more gross profit for the three months ended December 31, 2006 as compared to the prior period. Additionally, the coating products reported an increase of $309 due to the healthy sales increase previously discussed over the same period in the prior year.

CROP PROTECTION

Gross profit for the Crop Protection segment increased to $1,653 for the three months ended December 31, 2006, versus $1,282 for the prior period, an increase of $371 or 28.9%. Gross margin for the period was 23.6% compared to the prior period gross margin of 22.6%. The primary reason for the increase in gross profit was due to the launch of the Asulam product. The gross profit was also negatively affected by the sales decline in the three products discussed earlier of $176.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales were $0 for the three months ended December 31, 2006 compared to $1,250 in the prior period. As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in prior periods, have now been included within the segments. Therefore, there are no unallocated freight and storage costs in the current period. Total Company gross profit and margin were not affected by this allocation. This revision will affect the comparison of the segments' gross profits, however.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $183, or 1.9%, to $9,840 for the three months ended December 31, 2006 compared to $9,657 for the prior period. As a percentage of sales, SG&A was 13.0% for the three months ended December 31, 2006 versus 13.9% for the prior period. The increase in SG&A relates primarily to the increase in operating expenses of our foreign businesses to support their increased marketing efforts of $661, which was partially offset by lowered operating expenses of $478 in our domestic operations including the sale of a Sanitary Supply subsidiary in August 2005.

OPERATING INCOME

For the three months ended December 31, 2006, operating income was $2,722 compared to $1,811 in the prior period, an increase of $911 or 50.3%. This increase was due to the overall increase in gross profit of $1,094 partially offset by the $183 increase in SG&A expenses.

INTEREST AND OTHER INCOME (EXPENSE)

Interest and other income (expense) was ($100) for the three months ended December 31, 2006, which represents a decrease of $458 from the prior period. The decrease is primarily attributable to the increased realized and unrealized foreign exchange losses of $447. The devaluation of the U.S. dollar as compared to the Euro and Chinese Yuan as of December 31, 2006 resulted in a significant portion of the increase in unrealized foreign exchange loss compared to the prior year's quarter.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended December 31, 2006 was 33.5% as compared to 28.7% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At December 31, 2006, we had $30,608 in cash, $9,632 in short-term investments and no short-term bank loans.

Our cash position at December 31, 2006 decreased $3,124 from the amount at June 30, 2006. Operating activities provided cash of $3,006, primarily from net income of $4,206, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the six months ended December 31, 2006 used cash of $6,928 primarily related to purchases of investments of $6,222 and purchases of property and equipment and intangibles of $339 and $401, respectively.

Financing activities for the six months ended December 31, 2006 provided cash of $175 primarily from exercises of stock options.

CREDIT FACILITIES

We have credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $19,470, of which $0 was utilized as of December 31, 2006 leaving $19,470 of this facility unused. We are not subject to any financial covenants under these arrangements.

We have a revolving credit facility with a domestic financial institution which expires June 30, 2007 and provides for available credit of $10,000. At December 31, 2006, we had utilized $570 in letters of credit, leaving $9,430 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2006.

WORKING CAPITAL OUTLOOK

Working capital was $109,519 at December 31, 2006 versus $104,707 at June 30, 2006. The increase in working capital was attributable to various factors including net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At December 31, 2006, we had no significant obligations for capital expenditures. At December 31, 2006, contractual cash obligations and other commercial commitments were as follows:

                                          Payments Due and/or
                                          Amount of Commitment
                                         Expiration Per Period
                            -----------------------------------------------
                                      Less Than     1-3      4-5     After
                             Total      1 Year     Years    Years   5 Years
                            -------   ---------   ------   ------   -------

Operating leases            $ 5,675    $ 1,619    $2,634   $1,348     $74

Commercial letters of
credit                          675        675        --       --      --

Standby letters of credit       181        181        --       --      --

Unconditional purchase
obligations                  67,823     67,696       127       --      --
                            -------    -------    ------   ------     ---

Total                       $74,354    $70,171    $2,761   $1,348     $74
                            =======    =======    ======   ======     ===

Other significant commitments and contingencies include the following:

     1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan, included in long-term liabilities, of $3,318, and the assets held by the grantor trust, included in other assets, amounted to $2,807 as of December 31, 2006.

     2. One of our subsidiaries markets certain crop protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). FIFRA requires that test data be provided to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of three such task force groups and historically our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

     3. We are subject to pending and threatened legal proceedings that have arisen in the normal course of business. We do not know how the final resolution of these matters will affect our results of operations in a particular reporting period. Our management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon our financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Two of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. For the three months ended December 31, 2006 and 2005, we incurred legal fees of $183 and $157, respectively, for services rendered to the Company by those law firms. The fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

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

INVESTMENT MARKET PRICE RISK

We had short-term investments of $9,632 at December 31, 2006. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $963 as of December 31, 2006. However, actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2006, we had foreign currency contracts outstanding that had a notional amount of $19,070. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2006, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003 we entered into a five-year cross currency interest rate swap transaction, for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan. Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swap from date of purchase to December 31, 2006, was $(138). The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swap qualifies as a hedging activity, the change in its fair value, amounting to $(98) and $54 for the six months ended December 31, 2006 and 2005, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. On December 31, 2006, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi. The potential loss as of December 31, 2006, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, amounted to $5,668. However, actual results may differ.

INTEREST RATE RISK

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates. We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates. Our financial instrument holdings at year-end were analyzed to determine their sensitivity to interest rate changes. In this sensitivity analysis, we used the same change in interest rate for all maturities. All other factors were held constant. If there is an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial. However, there can be no assurances that interest rates will not significantly affect our results of operations.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2006 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the six months ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held an annual meeting of its shareholders on December 7, 2006. Two matters were voted on at the annual meeting, as follows:

     a. The election of nominees Leonard S. Schwartz, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Ira S. Kallem, Hans C. Noetzli and William N. Britton as directors of the Company until the next annual meeting was voted on at the annual meeting.

          The votes were cast for this matter as follows:

                                     FOR    WITHHELD/ABSTAIN
                                   ------   ----------------
             Leonard S. Schwartz   16,966         5,132
             Robert A. Wiesen      15,530         6,568
             Stanley H. Fischer    16,992         5,106
             Albert L. Eilender    21,600           498
             Ira S. Kallem         21,601           497
             Hans C. Noetzli       21,599           499
             William N. Britton    21,589           509

          Each nominee was elected a director of the Company.

     b. Ratification of the selection of BDO Seidman, LLP as the Company's independent accountants for the current fiscal year.

          The votes were cast for this matter as follows:

                      FOR    AGAINST   ABSTAIN
                    ------   -------   -------
                    21,992      93        13

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

                                        ACETO CORPORATION


DATE February 8, 2007                   BY /s/ Douglas Roth
                                           -------------------------------------
                                           Douglas Roth, Chief Financial Officer


DATE February 8, 2007                   BY /s/ Leonard S. Schwartz
                                           -------------------------------------
                                           Leonard S. Schwartz, Chairman,
                                           President and Chief Executive Officer