Form 10-Q
period 2007-03-31
ACETO CORP
filed 2007-05-10
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

                                                                  Yes [ ] No [X]


The Registrant has 24,324,812 shares of common stock outstanding as of May 3, 2007.

                       ACETO CORPORATION AND SUBSIDIARIES
              QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2007

                                TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets - March 31, 2007 (unaudited) and June 30, 2006

         Consolidated Statements of Income - Nine Months
         Ended March 31, 2007 and 2006 (unaudited)

         Consolidated Statements of Income - Three Months
         Ended March 31, 2007 and 2006 (unaudited)

         Consolidated Statements of Cash Flows - Nine Months
         Ended March 31, 2007 and 2006 (unaudited)

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

Item 6.  Exhibits

Signatures

Exhibits


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                      ACETO CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED BALANCE SHEETS
                                   (in thousands, except per-share amounts)
                                                                                   March 31,        June 30,
                                                                                     2007             2006
                                                                                   ---------       ---------
                                                                                  (unaudited)
ASSETS
Current assets:
   Cash in banks                                                                   $  31,774       $  33,732
   Investments                                                                         6,394           3,309
   Trade receivables, less allowance for doubtful
           accounts (March $386, June $416)                                           54,984          50,993
   Other receivables                                                                   3,502           1,406
   Inventory                                                                          58,815          47,259
   Prepaid expenses and other current assets                                           1,115           1,011
   Deferred income tax benefit, net                                                    3,406           3,396
                                                                                   ---------       ---------
         Total current assets                                                        159,990         141,106

Long-term notes receivable                                                               474             557
Property and equipment, net                                                            4,426           4,808
Property held for sale                                                                 4,531           4,531
Goodwill                                                                               1,812           1,755
Intangible assets, net                                                                 3,964           3,789
Deferred income tax benefit, net                                                       5,748           7,356
Other assets                                                                           3,548           2,690
                                                                                   ---------       ---------

TOTAL ASSETS                                                                       $ 184,493       $ 166,592
                                                                                   =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                $  33,123       $  24,424
   Accrued expenses                                                                   12,749          10,612
   Note payable - related party                                                          500             500
   Deferred income tax liability                                                         863             863
                                                                                   ---------       ---------
         Total current liabilities                                                    47,235          36,399

Long-term liabilities                                                                  6,562           6,379
Environmental remediation liability                                                    5,200           5,200
Deferred income tax liability                                                          3,097           3,329
Minority interest                                                                        245             232
                                                                                   ---------       ---------
         Total liabilities                                                            62,339          51,539

Commitments and contingencies (Note 12)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;  24,323 and 24,278 shares outstanding at March 31, 2007 and
       June 30, 2006, respectively                                                       256             256
   Capital in excess of par value                                                     56,794          56,691
   Retained earnings                                                                  72,647          68,464
   Treasury stock, at cost, 1,321 and 1,366 shares at March 31, 2007 and June
       30, 2006, respectively                                                        (12,765)        (13,198)
   Accumulated other comprehensive income                                              5,222           2,840
                                                                                   ---------       ---------
         Total shareholders' equity                                                  122,154         115,053
                                                                                   ---------       ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 184,493       $ 166,592
                                                                                   =========       =========

See accompanying notes to consolidated financial statements and accountants' review report.


                               ACETO CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                     (unaudited and in thousands, except per-share amounts)

                                                                        Nine Months Ended
                                                                             March 31,
                                                                       2007             2006
                                                                     ---------       ---------
Net sales                                                            $ 226,290       $ 225,459
Cost of sales                                                          187,961         187,890
                                                                     ---------       ---------
   Gross profit                                                         38,329          37,569

Selling, general and administrative expenses                            28,733          29,123
                                                                     ---------       ---------
   Operating income                                                      9,596           8,446

Other (expense) income:
   Interest expense                                                        (83)            (76)
   Interest and other income, net                                           36             759
                                                                     ---------       ---------
                                                                           (47)            683
                                                                     ---------       ---------

Income from continuing operations before income taxes                    9,549           9,129
Provision for income taxes                                               3,543           2,830
                                                                     ---------       ---------
Income from continuing operations                                        6,006           6,299
Loss from discontinued operations, net of income taxes (Note 3)              -             (27)
                                                                     ---------       ---------
Net income                                                           $   6,006       $   6,272
                                                                     =========       =========

Basic income per common share:
   Income from continuing operations                                 $    0.25       $    0.26
   Loss from discontinued operations                                         -               -
                                                                     ---------       ---------
   Net income                                                        $    0.25       $    0.26

Diluted income per common share:
   Income from continuing operations                                 $    0.24       $    0.26
   Loss from discontinued operations                                         -               -
   Net income                                                        $    0.24       $    0.26

Weighted average shares outstanding:
   Basic                                                                24,298          24,265
   Diluted                                                              24,683          24,586


See accompanying notes to consolidated financial statements and accountants' review report.


                              ACETO CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF INCOME
                    (unaudited and in thousands, except per-share amounts)

                                                                        Three Months Ended
                                                                            March 31,
                                                                       2007           2006
                                                                     --------       --------
Net sales                                                            $ 75,879       $ 80,915
Cost of sales                                                          63,003         67,402
                                                                     --------       --------
   Gross profit                                                        12,876         13,513
Selling, general and administrative expenses                            9,489          9,347
                                                                     --------       --------
   Operating income                                                     3,387          4,166

Other (expense) income:
   Interest expense                                                        (2)           (15)
   Interest and other (expense) income, net                              (133)           (91)
                                                                     --------       --------
                                                                         (135)          (106)
                                                                     --------       --------

Income from continuing operations before income taxes                   3,252          4,060
Provision for income taxes                                              1,452          1,309
                                                                     --------       --------
Income from continuing operations                                       1,800          2,751
Loss from discontinued operations, net of income taxes (Note 3)             -              -
                                                                     --------       --------
Net income                                                           $  1,800       $  2,751
                                                                     ========       ========

Basic income per common share:
   Income from continuing operations                                 $   0.07       $   0.11
   Loss from discontinued operations                                        -              -
    Net income                                                       $   0.07       $   0.11

Diluted income per common share:
    Income from continuing operations                                $   0.07       $   0.11
    Loss from discontinued operations                                       -              -
    Net income                                                       $   0.07       $   0.11

Weighted average shares outstanding:
   Basic                                                               24,318         24,237
   Diluted                                                             24,800         24,569

See accompanying notes to consolidated financial statements and accountants' review report.


                            ACETO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited and in thousands)
                                                                    Nine Months Ended
                                                                        March 31,
                                                                   2007           2006
                                                                 --------       --------
Operating activities:
   Net income                                                    $  6,006       $  6,272
   Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                              1,298          1,083
         Provision for doubtful accounts                              132             94
         Non-cash stock compensation                                  326            165
         Deferred income taxes                                      1,495          1,957
         Gain on sale of CDC product lines                              -            (66)
         Changes in assets and liabilities:
           Investments                                                (88)            53
           Trade accounts receivable                               (3,905)       (12,573)
           Other receivables                                       (2,119)           243
           Inventory                                              (10,873)         4,225
           Prepaid expenses and other current assets                  (96)          (636)
           Other assets                                              (450)          (400)
           Accounts payable                                         8,672         (1,586)
           Other accrued expenses and long-term liabilities         2,185          3,794
                                                                 --------       --------
Net cash provided by operating activities                           2,583          2,625
                                                                 --------       --------

Investing activities:
     Purchases of investments                                      (6,222)             -
     Maturities of investments                                      3,279              -
     Sales of investments                                               -          1,739
     Issuance of notes receivable                                     (75)             -
     Payments received on notes receivable                            127             49
     Purchases of intangible assets                                  (437)             -
     Purchases of property and equipment, net                        (446)          (255)
                                                                 --------       --------
Net cash (used in) provided by investing activities                (3,774)         1,533
                                                                 --------       --------

Financing activities:
     Purchases of treasury stock                                        -           (581)
     Proceeds from exercise of stock options                          217            190
     Excess tax benefit on exercise of stock options                   24             66
     Payments of short-term bank loans                                  -           (109)
     Payment of cash dividends                                     (1,823)        (1,816)
                                                                 --------       --------
     Net cash used in financing activities                         (1,582)        (2,250)
                                                                 --------       --------

Effect of exchange rate changes on cash                               815             17
                                                                 --------       --------

Net (decrease) increase in cash                                    (1,958)         1,925
Cash at beginning of period                                        33,732         19,950
                                                                 --------       --------
Cash at end of period                                            $ 31,774       $ 21,875
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

(2)     STOCK-BASED COMPENSATION

Prior to July 1, 2005, the Company accounted for stock-based employee compensation under the intrinsic value method as outlined in the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations while disclosing pro-forma net income and net income per share as if the fair value method had been applied in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no compensation expense was recognized if the exercise price of the Company's employee stock options equaled or exceeded the market price of the underlying stock on the date of grant. Since the Company had issued all stock option grants with exercise prices equal to, or greater than, the market value of the common stock on the date of grant, through June 30, 2005 no compensation cost was recognized in the consolidated statements of income.

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

For the nine months ended March 31, 2007, the Company granted 61 options to the Directors and employees at exercise prices equal to the market value of the common stock on each date of grant. These options vest over one year and will expire ten years from the date of grant. Compensation expense of $243, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. Total compensation expense related to stock options for the nine months ended March 31, 2007 and 2006 was $266 and $94, respectively and $54 and $94 for the three months ended March 31, 2007 and 2006, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(3)     SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two reporting units forming part of the former Institutional Sanitary Supplies reportable segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in operating income in the statement of income for the nine months ended March 31, 2006. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. As a result of management's decision to retain the Anti-Clog product, CDC's operating results are included in continuing operations in the consolidated statements of income and are included within the Chemicals & Colorants reportable segment.

On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp. for $81, the remaining reporting unit of the former Institutional Sanitary Supplies reportable segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

Net sales from discontinued operations for the three and nine months ended March 31, 2006 were $0 and $154, respectively. The net loss from discontinued operations for the three and nine months ended March 31, 2006 were $0 and $27, respectively, which includes a loss on the sale of certain assets of Magnum Research Corp. of $22, net of income tax.

(4)     SHORT-TERM INVESTMENTS

A summary of short-term investments were as follows:

                                           March 31, 2007              June 30, 2006
                                      ------------------------    ------------------------
                                      Fair Value    Cost Basis    Fair Value    Cost Basis
                                      ----------    ----------    ----------    ----------
Trading Securities
------------------
Corporate equity securities           $      739    $      152    $      697    $      152

Available For Sale Securities
-----------------------------
Corporate bonds                            1,185         1,203          1,167   $    1,210
Government and agency securities           4,470         4,478          1,445   $    1,501
                                      ----------                   ----------
                                      $    6,394                   $    3,309
                                      ==========                   ==========

The (losses) gains on trading securities were $(26) and $13 for the three months ended March 31, 2007 and 2006, respectively. The gains (losses) on trading securities for the nine months ended March 31, 2007 and 2006 were $42 and $(4), respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

(5)     GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,812 and $1,755 as of March 31, 2007 and June 30, 2006, respectively, relates to the Health Sciences segment.

Intangible assets subject to amortization as of March 31, 2007 and June 30, 2006 were as follows:

                                     Gross Carrying  Accumulated      Net Book
                                         Value       Amortization       Value
         March 31, 2007              --------------  ------------     --------
         --------------

         Customer relationships         $2,927         $1,359         $1,568
         EPA Registration                  702             29            673
         Patent License                    838            114            724
         Non-compete agreements            244            159             85
                                        ------         ------         ------

                                        $4,711         $1,661         $3,050
                                        ======         ======         ======


         June 30, 2006
         -------------

         Customer relationships         $2,755         $  984         $1,771
         EPA registrations                 265              3            262
         Patent license                    838             57            781
         Non-compete agreements            230            115            115
         Customer lists                    600            600              -
                                        ------         ------         ------

                                        $4,688         $1,759         $2,929
                                        ======         ======         ======


The estimated useful lives of customer relationships, customer lists, patent license, EPA registrations and non-compete agreements are 7 years, 5 years, 11 years, 10 years and 5 years, respectively.

Amortization expense for intangible assets subject to amortization amounted to $502 and $446 for the nine months ended March 31, 2007 and 2006, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended March 31 are as follows:
2008: $565; 2009: $565; 2010: $518; 2011: $520; 2012: $200 and thereafter: $682.

As of March 31, 2007 and June 30, 2006, the Company also had $914 and $860, respectively, of intangible assets pertaining to trademarks which are not subject to amortization.

Changes in goodwill and the gross carrying value of customer relationships, non-compete agreements and trademarks are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

(6)     ACCRUED EXPENSES

The components of accrued expenses as of March 31, 2007 and June 30, 2006 were as follows:

                                                         March 31,      June 30,
                                                           2007          2006
                                                         -------       -------

         Accrued compensation                            $ 2,945       $ 2,691
         Accrued environmental remediation costs             200           200
         Accrued income taxes payable                        687         2,019
         Other accrued expenses                            8,917         5,702
                                                         -------       -------
                                                         $12,749       $10,612
                                                         =======       =======

(7)     COMMON STOCK

On May 9, 2007, the Company's board of directors declared a semi-annual cash dividend of $0.10 per share to be distributed on June 28, 2007 to shareholders of record as of June 18, 2007.

On December 7, 2006, the Company's board of directors declared a regular semi-annual cash dividend of $0.075 per share, in which $1,823 was paid on January 12, 2007 to shareholders of record on December 22, 2006.


(8)     NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 482 and 332 shares for the three months ended March 31, 2007 and 2006, respectively. For the nine months ended March 31, 2007 and 2006, the stock options which were potential common shares outstanding resulting in a dilutive effect were 385 and 321, respectively. There were 1,211 and 1,718 stock options outstanding as of March 31, 2007 and 2006, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

(9)     COMPREHENSIVE INCOME

Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income.

The components of comprehensive income were as follows:

                                              Nine months ended          Three months ended
                                                    March 31,                 March 31,
                                               2007          2006        2007          2006
                                             -------       -------      -------      -------
Comprehensive income:
    Net income                               $ 6,006       $ 6,272      $ 1,800      $ 2,751
    Foreign currency translation
       adjustment                              2,222           375          498          503

    Unrealized gain (loss) on available for
        sale securities                           54           (33)          18           13
    Change in fair value of cross
       currency interest rate swaps              106            43            8          (11)
                                             -------       -------      -------      -------
Total                                        $ 8,388       $ 6,657      $ 2,324      $ 3,256
                                             =======       =======      =======      =======

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

(10)    DEFERRED INCOME TAXES

The decrease in the deferred income tax assets of $1,598 and $1,957 during the nine months ended March 31, 2007 and 2006, respectively, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

(11)    RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as counsel to the Company on various corporate matters. During the nine months ended March 31, 2007 and 2006, the Company incurred legal fees of $241 and $246, respectively, for services rendered to the Company by these law firms.

(12)    COMMITMENTS AND CONTINGENCIES

As of March 31, 2007, the Company had outstanding purchase obligations totaling $68,238 to acquire certain products for resale to third party customers.

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

In February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2.1 million from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that there is no evidence that hazardous materials sent by Aceto's subsidiary to the site have contaminated the environment and that the Company rejected the settlement offer. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco, Inc. ("Arsynco"), a subsidiary formerly involved in manufacturing chemicals, located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2006, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $5,400 and $6,900. As of both March 31, 2007 and June 30, 2006 a liability of $5,400 is included in the accompanying consolidated balance sheets. In accordance with Emerging Issues Task Force
(EITF) Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

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

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Crop Protection segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $775 was paid as of March 31, 2007 and the remaining $600 will be paid in equal installments over the next four years. As a result of the settlement, the Company recorded an intangible asset of $838 for the patent license, which is being amortized over its remaining life, and a charge of $537, included in SG&A expense, for the nine months ended March 31, 2006.

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

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers. The Company had open letters of credit of approximately $680 and $1,349 as of March 31, 2007 and June 30, 2006, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Management is currently assessing the impact of SFAS No. 158 on our consolidated financial statements but does not expect that it will have a material impact on the consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

(14)    SEGMENT INFORMATION

The Company's business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

HEALTH SCIENCES - includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals. Health Sciences also includes Aceto branded vaccines for companion animals and finished dosage form generic drugs.

CHEMICALS & COLORANTS - includes a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

CROP PROTECTION - includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. Also includes a sprout inhibitor for potatoes and an herbicide for sugar cane. The Company changed the name of this segment from Agrochemicals to Crop Protection in 2007 to more accurately portray the markets in which we do business.

The former Institutional Sanitary Supplies segment reported in prior years, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers, was successfully divested from the Company's ongoing business. During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC, which was one of the two reporting units forming the Institutional Sanitary Supplies reportable segment. The sale of certain product lines of CDC was completed on August 24, 2005. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems, the results of which are included in the Chemicals & Colorants segment. On September 6, 2005, the Company completed the sale of certain assets of Magnum Research Corp., the remaining reporting unit forming part of the former Institutional Sanitary Supplies reportable segment, the operating results of which are included in discontinued operations in the consolidated statements of income.

The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Nine months ended March 31, 2007 and 2006

                                       Health        Chemicals &          Crop         Consolidated
                                      Sciences        Colorants        Protection         Totals
                                      --------        ---------        ----------        --------
2007
----
Net sales                             $124,013         $ 87,913         $ 14,364         $226,290
Gross profit                            22,835           11,858            3,636           38,329
Unallocated cost of sales (1)                                                                   -
                                                                                        ---------
Net gross profit                                                                         $ 38,329
                                                                                         ========

2006
----
Net sales                             $127,481         $ 83,263         $ 14,715         $225,459
Gross profit                            24,460           12,735            3,453           40,648
Unallocated cost of sales (1)                                                              (3,079)
                                                                                        ---------
Net gross profit                                                                        $  37,569
                                                                                        =========

                      ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (unaudited and in thousands, except per-share amounts)

Three months ended March 31, 2007 and 2006:

                                       Health        Chemicals &         Crop       Consolidated
                                      Sciences        Colorants       Protection       Totals
                                      --------        ---------       ----------      --------
2007
----
Net sales                             $41,358         $30,528         $ 3,993         $75,879
Gross profit                            7,420           4,260           1,196          12,876
Unallocated cost of sales (1)                                                               -
                                                                                      -------
Net gross profit                                                                      $12,876
                                                                                      =======

2006
----
Net sales                             $44,724         $31,325         $ 4,866         $80,915
Gross profit                            8,167           4,585           1,515          14,267
Unallocated cost of sales (1)                                                            (754)
                                                                                      -------
Net gross profit                                                                      $13,513
                                                                                      =======


(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the nine months ended March 31, 2007 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

Net sales and gross profit by location for the nine months ended March 31, 2007 and 2006 and long-lived assets by location as of March 31, 2007 and June 30, 2006 were as follows:

                           Net Sales                      Gross Profit             Long-Lived Assets
                           ---------                      ------------             -----------------
                       Nine months ended               Nine months ended                 As of
                           March 31,                     March 31,              March 31,       June 30,
                      2007           2006           2007           2006           2007           2006
                    --------       --------       --------       --------       --------       --------
United States       $131,487       $140,492       $ 21,358       $ 21,596       $  3,251       $  3,033
Germany               50,599         42,784         11,827          9,796          3,879          4,061
Netherlands            5,964          7,760          1,166          1,350            105            179
France                12,594         11,743          1,517          1,369             74             80
Asia-Pacific          25,646         22,680          2,461          3,458          2,893          2,999
                    --------       --------       --------       --------       --------       --------
Total               $226,290       $225,459       $ 38,329       $ 37,569       $ 10,202       $ 10,352
                    ========       ========       ========       ========       ========       ========

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2007, and the related consolidated statements of income for the three-month and nine-month periods ended March 31, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended March 31, 2007 and 2006, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2007. These interim financial statements are the responsibility of the Company's management.

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

May 8, 2007

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, an inability to continue to license technology needed to sell certain of our crop protection products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad. We undertake no obligation to update any such forward-looking statements other than as required by law.

                          NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar and share amounts are expressed in thousands, except for share prices and per-share amounts.

EXECUTIVE SUMMARY

We are reporting net sales of $226,290 for the nine months ended March 31, 2007, which represents a slight increase over the $225,459 reported in the comparable prior period. Gross profit for the nine months ended March 31, 2007 was $38,329 and our gross margin was 16.9% as compared to gross profit of $37,569 and gross margin of 16.7% for the comparable prior period. Other (expense) income for the nine months ended March 31, 2007 was ($47) which is a decrease of income of $730 as compared to the comparable prior period. The decrease can be directly attributed to a decrease in a government subsidy paid annually in Shanghai and larger foreign exchange losses due to the devaluation of the US dollar compared to the Euro and Chinese Yuan. Our net income of $6,006, or $0.24 per diluted share was $266 or 4.2% lower than the comparable prior period.

Our financial position as of March 31, 2007 remains strong, as we had cash of $31,774, working capital of $112,755, no long-term debt, and shareholders' equity of $122,154.

Our business is organized along product lines into three principal segments:
Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (API's), pharmaceutical intermediates, nutritionals and biopharmaceuticals. In fiscal 2007, we entered the market for finished dosage form generic drugs when we shipped our first Aceto branded product, Isoflurane.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent. We have a pipeline of new API's poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore new opportunities to provide a second-source option for existing generic drugs with approved ANDA's. The opportunities that we are looking for are to supply the API's for the more mature generic drugs where pricing has settled down following the dramatic decreases in price that the drug experienced after coming off patent. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the volume and pricing of the affected products.

By leveraging our worldwide sourcing and regulatory capabilities, we believe we can be an alternative, second-source low cost provider of existing API's to generic drug companies.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives. Products that fall within this segment include intermediates for dyes, pigments and agrochemicals. We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances. Many of Aceto's raw materials also find their way into high tech products like high end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. Continued global Gross Domestic Product growth should drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, industry supply/demand balances should remain favorable. However, continued volatility in energy costs adds uncertainty to the profit outlook.

The Crop Protection segment sells herbicides, pesticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R), is expected to increase our market share of the peanut, soybean and alfalfa herbicide markets. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that Aceto has received. Our plan is to develop over time a pipeline of additional products in a similar manner. The Crop Protection segment was formerly reported as the Agrochemical segment with the name change effected on December 31, 2006.

Our main business strengths are sourcing, regulatory support, quality control, marketing and distribution. With a physical presence in ten countries, we distribute over 1000 chemicals and pharmaceuticals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

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

As you read this Management's Discussion and Analysis section, refer to the accompanying consolidated statements of income, which present the results of our operations for the three and nine month periods ended March 31, 2007 and 2006. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

As disclosed in our Form 10-K for the year ended June 30, 2006, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and intangible assets, environmental and other contingencies, stock-based compensation, and income taxes. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results may differ from these estimates.

Since June 30, 2006, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 2007 COMPARED TO NINE MONTHS ENDED MARCH 31, 2006

                                                             NET SALES BY SEGMENT
                                                         Nine months ended March 31,

                                                                                       Comparison 2007
                                      2007                       2006                 Over/(Under) 2006
                                      ----                       ----               ----------------------
                                            % of                        % of           $               %
Segment                     Net Sales       Total      Net Sales        Total        Change         Change
-------                     --------       -------      --------       -------      --------        ------
Health Sciences             $124,013          54.8%     $127,481          56.6%     $ (3,468)        (2.7)%
Chemicals & Colorants         87,913          38.9        83,263          36.9         4,650          5.6
Crop Protection               14,364           6.3        14,715           6.5          (351)        (2.4)
                            --------       -------      --------       -------      --------        ------

Net sales                   $226,290         100.0%     $225,459         100.0%     $    831          0.4%
                            ========       =======      ========       =======      ========        ======

                                                           GROSS PROFIT BY SEGMENT
                                                         Nine months ended March 31,

                                                                                       Comparison 2007
                                      2007                       2006                 Over/(Under) 2006
                                      ----                       ----               ----------------------
                               Gross         % of         Gross          % of          $               %
SEGMENT                       Profit        Sales        Profit         Sales        Change         Change
-------                      --------      -------      --------       -------      --------        ------
Health Sciences              $ 22,835         18.4%     $ 24,460          19.2%     $ (1,625)         (6.6)%
Chemicals & Colorants          11,858         13.5        12,735          15.3          (877)         (6.9)
Crop Protection                 3,636         25.3         3,453          23.5           183           5.3
                             --------      -------      --------       -------      --------        ------
Segment gross profit           38,329         16.9        40,648          18.0        (2,319)         (5.7)
Freight and storage costs (1)       -            -        (3,079)         (1.3)        3,079         100.0
                             --------      -------      --------       -------      --------        ------
Gross profit                 $ 38,329         16.9%     $ 37,569          16.7%     $    760           2.0%
                             ========      =======      ========       =======      ========        ======


(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the Company's three segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the nine months ended March 31, 2007 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

NET SALES

Net sales increased $831, or 0.4%, to $226,290 for the nine months ended March 31, 2007, compared with $225,459 for the comparable prior period. The increase in sales can be attributed to a 5.6% sales increase in our Chemicals & Colorants segment which was partially offset by a 2.7% decrease in our Health Science segment and 2.4% decrease in our Crop Protection segment over the 2006 comparable period.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $3,468 for the nine months ended March 31, 2007, to $124,013, which represents a 2.7% decrease from net sales of $127,481 for the prior period. This decrease was primarily the result of a decrease from one specific generic product of $9,798 due to its normal selling pattern. The decrease was offset by increases in pharmaceutical intermediate sales of $2,216 and foreign sales increases of $4,801 over the same period last year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $87,913 for the nine months ended March 31, 2007, compared to $83,263 for the prior period. This increase of $4,650, or 5.6%, over the prior period is primarily attributable to an increase in the number of products being offered by our foreign subsidiaries, namely Germany and Singapore. Sales of Chemicals & Colorants by our foreign subsidiaries for the nine months ended March 31, 2007 increased by $5,035 over the comparable prior year period. One customer within our color-pigment and pigment-intermediate business, whose contract expired in fiscal 2006, purchased $3,123 during the nine months ended March, 2006 as compared to zero in the current period. This reduction was offset by increased sales of coatings of $5,968.

CROP PROTECTION

Net sales for the Crop Protection segment decreased to $14,364 for the nine months ended March 31, 2007, a decrease of $351, or 2.4%, from net sales of $14,715 for the prior period. The overall decrease in net sales was mainly attributable to decreases in three products of $2,972 due to the unseasonable dry weather conditions, particularly in the southern U.S. region and the 10-20% reduction of peanut acreage in favor of corn due to the increased demand for ethanol. These decreases were partially offset by the launch of our Asulam product in the first quarter of 2007 which resulted in sales of $2,802.

GROSS PROFIT

Gross profit increased by $760 to $38,329 (16.9% of net sales) for the nine months ended March 31, 2007, as compared to $37,569 (16.7% of net sales) for the prior period. The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in the nine months ended March 31, 2007 that had been reported as unallocated in prior years. The Company's overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

HEALTH SCIENCES

Health Sciences' gross profit of $22,835 for the nine months ended March 31, 2007, was $1,625 or 6.6% lower than the prior year comparable period. This decrease in gross profit is attributable to the expected decrease in sales of one particular product in the generics product group as described above which resulted in a $790 decline in gross profit. The balance of the gross profit shortfall can be mainly attributed to the direct allocation of certain freight and storage charges not included in last year's comparable period.

CHEMICALS & COLORANTS

Gross profit for the nine months ended March 31, 2007 decreased by $877, or 6.9%, compared to the prior period. The gross margin percentage was 13.5% for the nine months ended March 31, 2007 compared to 15.3% for the prior period primarily due to the direct allocation of certain freight and storage charges not included in last year's comparable period. The foreign subsidiaries, primarily Germany and Singapore, contributed $259 or 10% more gross profit for the nine months ended March 31, 2007 as compared to the prior period. Additionally, the coating products reported an increase of $663 due to the sales increase previously mentioned above over the same period in the prior year.

CROP PROTECTION

Gross profit for the Crop Protection segment increased to $3,636 for the nine months ended March 31, 2007, versus $3,453 for the prior period, an increase of $183 or 5.3%. Gross margin for the period was 25.3% compared to the prior period gross margin of 23.5%. The primary reason for the increase in gross profit was due to the launch of the Asulam product. The gross profit was also negatively affected by $858 related to the sales decline in the three products discussed earlier, which was partially offset by lower costs to maintain our EPA registered products of $295.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales were $0 for the nine months ended March 31, 2007 compared to $3,079 in the prior period. As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in the prior fiscal years, have now been included within the segments. Therefore, there are no unallocated freight and storage costs in the current period. Total Company gross profit and margin were not affected by this allocation. This revision will affect the comparison of the segments' gross profits, however.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased by $390 or 1.3% to $28,733 for the nine months ended March 31, 2007 compared to $29,123 for the prior period. As a percentage of sales, SG&A remained virtually consistent at 12.7% for the nine months ended March 31, 2007 compared to 12.9% for the prior period. The decrease in SG&A relates primarily to a legal settlement charge recorded in the prior year of $537 and lower operating expenses of $1,134 resulting from the sale of one of our subsidiaries in August 2005. These decreases were partially offset by the increase in operating expenses of our foreign businesses to support their increased marketing efforts of $1,001.

OPERATING INCOME

For the nine months ended March 31, 2007, operating income was $9,596 compared to $8,446 in the prior period, an increase of $1,150 or 13.6%. This increase was due to the overall increase in gross profit of $760 and the $390 reduction in SG&A expenses.

OTHER (EXPENSE) INCOME

Other (expense) income was ($47) for the nine months ended March 31, 2007, which represents a decrease of income of $730 from the prior period. This decrease is primarily attributable to a decrease of $409 regarding a government subsidy paid annually for doing business in a free trade zone in Shanghai, China, settlement of an anti-dumping claim of $330 and increased realized and unrealized foreign exchange losses of $256, offset in part by an increase in interest income of $402 due to an increase in interest rates and higher cash balances invested during the nine months ended March 31, 2007 compared to the comparable prior year period.

PROVISION FOR INCOME TAXES

The effective tax rate for the nine months ended March 31, 2007 increased to 37.1% from 31.0% for the prior period. The increase in the effective tax rate was primarily due to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai.

DISCONTINUED OPERATIONS

In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations of one of the subsidiaries forming part of the former Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $0 and $27 for the nine months ended March 31, 2007 and 2006, respectively. The net loss in last year's period included a loss on the sale of certain assets of $22, net of income taxes.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006


                                                             NET SALES BY SEGMENT
                                                         Three months ended March 31,

                                                                                        Comparison 2007
                                      2007                       2006                 Over/(Under) 2006
                                      ----                       ----               ----------------------
                                            % of                        % of           $             %
Segment                    Net Sales        Total      Net Sales        Total        Change        Change
-------                     --------       -------      --------       -------      --------       -------
Health Sciences             $ 41,358          54.5%     $ 44,724          55.3%     $ (3,366)        (7.5)%
Chemicals & Colorants         30,528          40.2        31,325          38.7          (797)        (2.5)
Crop Protection                3,993           5.3         4,866           6.0          (873)       (17.9)
                            --------       -------      --------       -------      --------       -------

Net sales                   $ 75,879         100.0%     $ 80,915         100.0%     $ (5,036)       (6.2)%
                            ========       =======      ========       =======      ========       =======

                                                           GROSS PROFIT BY SEGMENT
                                                         Three months ended March 31,

                                                                                        Comparison 2007
                                      2007                       2006                 Over/(Under) 2006
                                      ----                       ----               ----------------------
                              Gross          % of         Gross          % of          $             %
SEGMENT                      Profit          Sales       Profit         Sales        Change        Change
-------                     --------       -------      --------       -------      --------       -------
Health Sciences             $  7,420          17.9%     $  8,167          18.3%     $   (747)        (9.1)%
Chemicals & Colorants          4,260          14.0         4,585          14.6          (325)        (7.1)
Crop Protection                1,196          30.0         1,515          31.1          (319)       (21.1)
                            --------       -------      --------       -------      --------       -------

Segment gross profit          12,876          17.0        14,267          17.6        (1,391)        (9.7)%
Freight and storage costs (1)      -             -          (754)         (0.9)          754       (100.0)%
                            --------       -------      --------       -------      --------       -------
Gross profit                $ 12,876          17.0%     $ 13,513          16.7%     $   (637)        (4.7)%
                            ========       =======      ========       =======      ========       =======

(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the three months ended March 31, 2007 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

NET SALES

Net sales decreased $5,036 or 6.2%, to $75,879 for the three months ended March 31, 2007, compared with $80,915 for the comparable prior period. We reported sales decreases in all of our segments as explained below.


HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $3,366 for the three months ended March 31, 2007, to $41,358, which represents a 7.5% decrease from net sales of $44,724 for the prior period. The sales decrease from the prior period is primarily attributable to a decrease from one specific generic product of $2,434 due to its normal selling pattern. Additionally, as domestic sales of some of our larger older products have decreased, they have been replaced by a higher quantity of newer products with lower sales volumes. We expect this trend of higher quantity of newer products, with lower sales volumes compared to historical levels to continue.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $30,528 for the three months ended March 31, 2007, compared to $31,325 for the prior period. This decrease of $797, or 2.5%, from the prior period is primarily attributable to an overall decrease in domestic sales of $987 compared to the same quarter for the prior period. The net decrease includes increases in the coatings business which was offset by decreases in Ag intermediates and dye intermediate product families.

CROP PROTECTION

Net sales for the Crop Protection segment decreased to $3,993 for the three months ended March 31, 2007, a decrease of $873, or 17.9%, over net sales of $4,866 for the prior year. The decrease in net sales was primarily attributable to an insecticide used on peanuts which recorded $1,619 less sales due to unseasonably dry weather conditions, particularly in the southern U.S. region and the 10-20% reduction of peanut acreage in favor of corn due to the increased demand for ethanol. The sales decrease was partially offset by sales of our Asulam product, launched in the first quarter of 2007, which produced sales of $1,100.

GROSS PROFIT

Gross profit decreased by $637 to $12,876 (17.0% of net sales) for the three months ended March 31, 2007, as compared to $13,513 (16.7% of net sales) for the prior period. The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in the three months ended March 31, 2007 that had been reported as unallocated in prior years. The Company's overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

HEALTH SCIENCES

Health Sciences' gross profit of $7,420 for the three months ended March 31, 2007, was $747 or 9.1% lower than the prior period. This decrease in gross profit is directly attributable to the expected decrease in sales of one particular product in the generic product group which was described above which resulted in a $245 decline in gross profit. The balance of the gross profit shortfall can be attributed to the decline in domestic sales of older larger products and the direct allocation of certain freight and storage charges in the current period which were not included in last year's comparable period.

CHEMICALS & COLORANTS

Gross profit for the three months ended March 31, 2007 decreased by $325, or 7.1%, from the prior period. The gross margin percentage was 14.0% for the three months ended March 31, 2007 compared to 14.6% for the prior period. The primary reason for the decline in gross profit and margin is due to the allocation of certain freight and storage charges in the current period which were not included in last year's comparable period. The foreign subsidiaries contributed $313 or 26% less gross profit due to the change in product mix for the three months ended March 31, 2007 as compared to the prior period which was offset by increased gross profit in the color pigment, coating and miscellaneous intermediate product families of $326 compared to the prior year.

CROP PROTECTION

Gross profit for the Crop Protection segment decreased to $1,196 for the three months ended March 31, 2007, versus $1,515 for the prior period, a decrease of $319 or 21.1%. Gross margin for the period was 30.0% compared to the prior period gross margin of 31.1%. The primary reason for the decrease in gross profit was due to the sales decline of insecticides used on peanuts of $620 which was partially offset by gross profit from our Asulam product of $327.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales were $0 for the three months ended March 31, 2007 compared to $754 in the prior period. As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in prior periods, have now been included within the segments. Therefore, there are no unallocated freight and storage costs in the current period. Total Company gross profit and margin were not affected by this allocation. This revision will affect the comparison of the segments' gross profits, however.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

SG&A increased $142, or 1.5%, to $9,489 for the three months ended March 31, 2007 compared to $9,347 for the prior period. As a percentage of sales, SG&A was 12.5% for the three months ended March 31, 2007 versus 11.6% for the prior period. The increase in SG&A relates primarily to the increase in compensation expenses due to cost of living increase over the prior year of $191 which was partially offset by the lower operating expenses of $107 resulting from the sale of one of our subsidiaries in August 2005.

OPERATING INCOME

For the three months ended March 31, 2007, operating income was $3,387 compared to $4,166 in the prior period, a decrease of $779 or 18.7%. This decrease was due to the overall decrease in gross profit of $637 and the $142 increase in SG&A expenses.

PROVISION FOR INCOME TAXES

The effective tax rate for the three months ended March 31, 2007 was 44.6% as compared to 32.2% for the prior period. The increase in the effective tax rate was primarily due to estimated full year increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany, and reduced earnings in foreign tax jurisdictions with lower tax rates, primarily Shanghai. We expect our effective tax rate for fiscal 2007 to be 37%.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At March 31, 2007, we had $31,774 in cash, $6,394 in short-term investments and no short-term bank loans.

Our cash position at March 31, 2007 decreased $1,958 from the amount at June 30, 2006. Operating activities for the nine months ended March 31, 2007 provided cash of $2,583, for this period, as compared to cash provided by operations of $2,625 for the comparable 2006 period. The $2,583 was comprised of $6,006 in net income and $3,251 derived from adjustments for non-cash items, offset by a net $6,674 decrease from changes in operating assets and liabilities. The non-cash items included $1,298 in depreciation and amortization expense and $1,495 for provision for income taxes. Accounts receivable increased $3,905 during the nine months ended March 31, 2007, due to increased sales during the third quarter of 2007 as compared to the fourth quarter of 2006. Inventories increased by approximately $10,873 and accounts payable increased by $8,672 as a result of a ramp-up in orders for products to be shipped in the fourth quarter of 2007 and an increase in products in which we have decided to carry stock. Other accrued expenses and long-term liabilities increased $2,185 during the nine months ended March 31, 2007, due primarily to an increase in accrued expenses related to a joint venture and an increase in accrued expenses for our foreign subsidiaries related to increased sales and profitability overseas. Other receivables increased $2,119 due to an increase in VAT taxes receivables in our European subsidiaries. Operating activities for the nine months ended March 31, 2006 provided cash of $2,625, primarily from net income of $6,272, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the nine months ended March 31, 2007 used cash of $3,774 primarily related to purchases of investments of $6,222 and purchases of property and equipment and intangibles of $446 and $437, respectively, offset in part by $3,279 of maturities of available for sale investments. Investing activities for the nine months ended March 31, 2006 provided cash of $1,533 primarily related to the sale of certain short term investments.

Financing activities for the nine months ended March 31, 2007 used cash of $1,582 primarily from the payments of dividends of $1,823. Financing activities for the nine months ended March 31, 2006 used cash of $2,250 primarily as a result of payments of dividends of $1,816 and treasury stock purchases of $581.

On May 9, 2007, the Company's board of directors declared a semi-annual cash dividend of $0.10 per share to be distributed on June 28, 2007 to shareholders of record as of June 18, 2007.

CREDIT FACILITIES

We have credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $19,666, of which $0 was utilized as of March 31, 2007 leaving $19,666 of this facility unused. We are not subject to any financial covenants under these arrangements.

We have a revolving credit facility with a domestic financial institution which expires June 30, 2007 and provides for available credit of $10,000. At March 31, 2007, we had utilized $534 in letters of credit, leaving $9,466 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, and sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2007.

WORKING CAPITAL OUTLOOK

Working capital was $112,755 at March 31, 2007 versus $104,707 at June 30, 2006. The increase in working capital was attributable to various factors including net income during the period. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends. Further, we may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments which will impact our short-term and long-term liquidity. At March 31, 2007, we had no significant obligations for capital expenditures. At March 31, 2007, contractual cash obligations and other commercial commitments were as follows:

                                                         Payments Due and/or
                                                        Amount of Commitment
                                                        Expiration Per Period
                                   ---------------------------------------------------------------
                                                Less Than        1-3           4-5          After
                                    Total        1 Year         Years         Years        5 Years
                                   -------       -------       -------       -------       -------
Operating leases                   $ 5,263       $ 1,459       $ 2,602       $ 1,128       $    74

Commercial letters of credit
                                       680           680             -             -             -

Standby letters of credit              223           223             -             -             -

Unconditional purchase
obligations                         68,238        66,702         1,536             -             -
                                   -------       -------       -------       -------       -------

Total                              $74,404       $69,064       $ 4,138       $ 1,128       $    74
                                   =======       =======       =======       =======       =======

Other significant commitments and contingencies include the following:

        1. Our non-qualified deferred compensation plans are intended to provide certain executives with supplemental retirement benefits beyond our 401(k) plan, as well as to permit additional deferral of a portion of their compensation. All compensation deferred under the plans is held by us in a grantor trust, which is considered our asset. We had a liability under the plan, included in long-term liabilities, of $3,392, and the assets held by the grantor trust, included in other assets, amounted to $2,867 as of March 31, 2007.

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

RELATED PARTY TRANSACTIONS

Two of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. For the three months ended March 31, 2007 and 2006, we incurred legal fees of $58 and $89, respectively, for services rendered to the Company by those law firms. The fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. Management is currently assessing the impact of SFAS No. 158 on our consolidated financial statements but does not expect that it will have a material impact on the consolidated financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

INVESTMENT MARKET PRICE RISK

We had short-term investments of $6,394 at March 31, 2007. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $639 as of March 31, 2007. However, actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2007, we had foreign currency contracts outstanding that had a notional amount of $20,433. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2007, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In May 2003 we entered into a five-year cross currency interest rate swap transaction, for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan. Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swap from date of purchase to March 31, 2007, was $(130). The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swap qualifies as a hedging activity, the change in its fair value, amounting to $106 and $43 for the nine months ended March 31, 2007 and 2006, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income. On March 31, 2007, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Yuan. The potential loss as of March 31, 2007, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates, amounted to $5,894. However, actual results may differ.

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

ITEM 4.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2.1 million from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that there is no evidence that hazardous materials sent by Aceto's subsidiary to the site have contaminated the environment and that the Company rejected the settlement offer. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

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


ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and other information included in this Quarterly Report. The risks and uncertainties described below are not the only ones we face. Additional, risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

IF WE ARE UNABLE TO CONTINUE TO USE LICENSED TECHNOLOGY THAT WE RELY ON TO CONDUCT OUR CROP PROTECTION BUSINESS, OUR PROFITABILITY AND FINANCIAL CONDITION WILL BE ADVERSELY AFFECTED.

We cannot assure you that we will be able to continue to license the technology that we currently rely on in order to sell certain of our crop protection products. An inability to license this technology could prevent us from continuing to sell the products and, in turn, materially adversely affect our profitability and financial condition. We may also incur substantial costs in seeking enforcement of our rights related to our licensed technologies.

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

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations; we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

15.1    Awareness letter from independent registered public accounting firm

31.1 Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

32.2    Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        ACETO CORPORATION


DATE    MAY 10, 2007                    BY /s/ Leonard S. Schwartz
     -------------------                   -------------------------------------
                                           Leonard S. Schwartz, Chairman,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


DATE    MAY 10, 2007                    BY /s/ Douglas Roth
     -------------------                   -------------------------------------
                                           Douglas Roth, Chief Financial Officer
                                           (Principal Financial Officer)