Form 10-K
period 2007-06-30
ACETO CORP
filed 2007-09-10
CIK 2034

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007
                        Commission file number 000-04217
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

                                 (516) 627-6000
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

Common Stock, Par Value $.01 Per Share        The NASDAQ Global Select Market
--------------------------------------        -------------------------------
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company as of December 31, 2006 was approximately $207,307,261.

The Registrant has 24,333,503 shares of common stock outstanding as of September 4, 2007.

Documents incorporated by reference: The information required in response to
Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant's definitive proxy statement for the annual meeting of shareholders to be held on December 6, 2007.

                       ACETO CORPORATION AND SUBSIDIARIES
                                   FORM 10-K
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2007



                                TABLE OF CONTENTS


PART I.                                                                        4

Item 1.            Business                                                    4
Item 1A.           Risk Factors                                                6
Item 1B.           Unresolved Staff Comments                                  11
Item 2.            Properties                                                 11
Item 3.            Legal Proceedings                                          11
Item 4.            Submission of Matters to a Vote of Security Holders        12

PART II.                                                                      13

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                   Equity Securities                                          13
Item 6.            Selected Financial Data                                    15
Item 7.            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                        15
Item 7A.           Quantitative and Qualitative Disclosures About
                   Market Risk                                                27
Item 8.            Financial Statements and Supplementary Data                28
Item 9.            Changes In and Disagreements With Accountants on
                   Accounting and Financial Disclosure                        28
Item 9A.           Controls and Procedures                                    28
Item 9B.           Other Information                                          31

PART III.                                                                     31

Item 10.           Directors, Executive Officers and Corporate Governance     31
Item 11.           Executive Compensation                                     31
Item 12.           Security Ownership of Certain Beneficial Owners and
                   Management and Related Stockholder Matters                 31
Item 13.           Certain Relationships and Related Transactions and
                   Director Independence                                      31
Item 14.           Principal Accountant Fees and Services                     31

PART IV.                                                                      31

Item 15.           Exhibits and Financial Statement Schedules                 31
Signatures                                                                    64

                                     PART I

   CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements. Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, an inability to continue to license technology needed to sell certain of our crop protection products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, and economic and political conditions in the United States and abroad.

                          NOTE REGARDING DOLLAR AMOUNTS

In this Annual Report, all dollar amounts are expressed in thousands, except share prices and per-share amounts.

ITEM 1.  BUSINESS

GENERAL

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as "Aceto", "Company", "we", "us", and "our" unless the content indicates otherwise. Aceto was incorporated in 1947 in the State of New York. We are a global leader in the sourcing, regulatory support, marketing and distribution of chemically derived pharmaceuticals, biopharmaceuticals, specialty chemicals and crop protection products. Our business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (API's), pharmaceutical intermediates, nutritionals and biopharmaceuticals. In fiscal 2007, we entered the market for finished dosage form generic drugs when we received orders for our first Aceto branded product, Isoflurane.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent. We believe we have a pipeline of new API's poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDA's). The opportunities that we are looking for are to supply the API's for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.

By leveraging our worldwide sourcing and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing API's to generic drug companies.

Looking at worldwide pharmaceutical sales, and using that as a proxy for our Health Sciences business segment, in calendar 2006, the industry experienced total market growth of $42 billion, or a 7% increase. About one half of this growth originated from the US market where the growth rate of 8.3% reflected the impact of the first year of the Medicare Part D benefit.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives. Products that fall within this segment include intermediates for dyes, pigments and agrochemicals. We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances.

Many of Aceto's raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. We expect that continued global Gross Domestic Product growth will drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, we expect that industry supply/demand balances will remain favorable. However, continued volatility in energy costs will add uncertainty to our profit outlook.

According to the American Chemistry Council, the global chemical industry still appears to be in an expansionary mode although leading indicators of global industrial production suggest that the current growth cycle may have peaked. Overall, on a year-over-year basis, global chemical industry production increased by 4.4%.

The Crop Protection segment sells herbicides, pesticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R), increased our market share of the peanut, soybean and alfalfa herbicide markets. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that Aceto has received. Our plan is to develop over time a pipeline of additional products in a similar manner. The Crop Protection segment was formerly reported as the Agrochemical segment with the name change effected on December 31, 2006.

According to the US Department of Agriculture, total acreage planted in 2007 increased by 1.3% to slightly more than 320 million acres. The number of peanut acres planted in 2007 was down 4.5% from 2006 levels, sugarcane acreage was down 0.7% from 2006 and potato acres planted in 2007 were down 3.6% from 2006 levels.

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

Our presence in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical, specialty chemicals and crop protection products are readily accessible. We are able to offer our customers competitive pricing, continuity of supply, and quality control. We believe our 60 years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects. We anticipate continued organic growth which will be enhanced through our plans to enter the market for companion animal vaccines, the market for finished dosage form generic drugs, the Japanese pharmaceutical market, the continued globalization of our Chemicals & Colorants business, the further expansion of our crop protection segment by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our regulatory capabilities.

We believe our track record of continuous product introductions demonstrates that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier. Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", and in Note 19 to the Consolidated Financial Statements, Part II, Item 8, "Financial Statements and Supplementary Data."

PRODUCTS AND CUSTOMERS

During the fiscal years ended June 30, 2007 and 2006, approximately 65% and 67%, respectively, of our purchases were from Asia and approximately 21% were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia. They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2007 and 2006, sales made to customers in the United States totaled $153,147 and $157,527, respectively. Sales made to customers outside the United States during fiscal years 2007 and 2006 totaled $160,326 and $139,801, respectively, of which, approximately 58% and 53%, respectively, were to customers located in Europe.

The chemical industry is highly competitive. We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices. Because of our long standing relationships with many suppliers as well as our sourcing operations in both China and India, we are able to ensure that any given product is manufactured at a facility that is appropriate for that product. For the most part, we store our inventory of chemicals in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill orders rapidly from inventory. We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers. This allows us to ensure that when necessary, sourcing decisions can be made quickly.

No single product or customer accounted for as much as 10% of net sales in fiscal years 2007, 2006 or 2005. No single supplier accounted for as much as 10% of purchases in fiscal 2007 and 2006. Two suppliers accounted for approximately 13% and 12% of purchases in fiscal year 2005.

We hold no patents, licenses, franchises or concessions that we consider material to our operations.

Our subsidiary Aceto Agricultural Chemicals Corp. ("Aceto Agricultural") markets, and contracts for the manufacture of, certain crop protection products that are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). Under FIFRA, companies that wish to market pesticides must provide test data to the Environmental Protection Agency ("EPA") to register, obtain and maintain approved labels for those pesticides. The EPA requires that follow-on registrants of these products, on a basis prescribed in the FIFRA regulations, compensate the initial registrant for the cost of producing the necessary test data. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake, and pay for, the testing effort. We are currently a member of three such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make such additional payments in the future.

EMPLOYEES

At June 30, 2007, we had 224 employees, none of whom were covered by a collective bargaining agreement.

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors and other information included in this Annual Report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also impair our business operations. If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

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

In May 2007, February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto's subsidiary to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto's subsidiary join it as a participating member and pay 3.16% of the PRP Group's cost. The Company believes that this percentage is high because it is based on the total volume of materials that Aceto's subsidiary sent to the site, most of which were non-hazardous substances and as such, believes that its subsidiary is a very minor contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

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

In March 2006, also related to its former manufacturing facility in Carlstadt, New Jersey, Arsynco received notice from the EPA of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

THE DISTRIBUTION AND SALE OF OUR PRODUCTS ARE SUBJECT TO PRIOR GOVERNMENTAL APPROVALS AND THEREAFTER ONGOING GOVERNMENTAL REGULATION.

Our products are subject to laws administered by federal, state and foreign governments, including regulations requiring registration and approval of many of our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Some of our products are subject to the EPA registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on our products and this may require us on our behalf or in joint efforts with other registrants to perform additional testing. Responding to such requirements may cause delays in or the cessation of the sales of one or more of our products which would adversely affect our profitability. We can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that our resources will be adequate to meet the costs of regulatory compliance or that the economic benefit of complying with the requirement will exceed our cost.

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

One of the Company's crop protection products is subject to certain licensed technology, which expired in August 2007. The Company has commenced a lawsuit against the owner of the patent license bringing claims based on antitrust and breach of contract and related claims. The Company intends to pursue these claims vigorously in order to continue to license the technology and sell the particular crop protection product.

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

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us. The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have"directors and officers" insurance policies that covers a portion of this potential exposure, we may be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

OUR BUSINESS MAY GIVE RISE TO PRODUCT LIABILITY CLAIMS NOT COVERED BY INSURANCE OR INDEMNITY AGREEMENTS.

The marketing, distribution and use of chemical products involves substantial risk of product liability claims. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or that we are not indemnified for may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment may have a material adverse effect on our financial and operating results.

OUR BUSINESS MAY BE ADVERSELY AFFECTED BY TERRORIST ACTIVITIES.

Our business depends on the free flow of products and services through the channels of commerce. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2007 and 2006, approximately 53% and 47%, respectively, of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries. In addition, in fiscal year 2007, approximately 65% and 21% of our purchases came from Asia and Europe, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

All facilities and manufacturing techniques used to manufacture products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our suppliers' facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers' facilities, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission.

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

In May 2007, February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto's subsidiary to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto's subsidiary join it as a participating member and pay 3.16% of the PRP Group's cost. The Company believes that this percentage is high because it is based on the total volume of materials that Aceto's subsidiary sent to the site, most of which were non-hazardous substances and as such, believes that its subsidiary is a very minor contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management currently believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is traded on the NASDAQ Global Select Market using the symbol "ACET." The following table states the fiscal year 2007 and 2006 high and low sales prices of our common stock as reported by the NASDAQ Global Market for the periods indicated.

                             HIGH            LOW
FISCAL YEAR 2007
First Quarter                $ 7.63       $ 6.54
Second Quarter                 9.25         6.82
Third Quarter                  9.98         7.22
Fourth Quarter                 9.48         7.60

FISCAL YEAR 2006
First Quarter                $ 8.20       $ 5.49
Second Quarter                 6.96         5.64
Third Quarter                  7.70         6.44
Fourth Quarter                 8.36         6.33

Cash dividends of $0.075 per common share were paid in January 2007 and cash dividends of $0.10 per common share were paid in June of 2007. Cash dividends of $0.075 per common share were paid in January and June of fiscal years 2006 and 2005. Our revolving credit facility restricts the payment of cash dividends to $4,500 per year.

As of September 4, 2007, there were 520 holders of record of our common stock.

22,172 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2007:

                                                                                     Number of securities
                                    Number of securities to    Weighted-average    remaining available for
                                    be issued upon exercise   exercise price of     future issuance under
Plan category                       of outstanding options   outstanding options  equity compensation plans
Equity compensation plans approved
by security holders                          2,700                  $7.58                    161

Equity compensation plans not
approved by security holders                   -                      -                       -
                                    -----------------------------------------------------------------------
Total                                        2,700                  $7.58                    161


PERFORMANCE GRAPH

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor's 500 Index and (c) the total return on a published line-of-business index - the Dow Jones U.S. Chemicals Index (the "Peer Group").

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor's 500 Index and the Peer Group on June 30, 2002. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                   AMONG ACETO CORPORATION, THE S&P 500 INDEX
                      And The Dow Jones US Chemicals Index


$400 -                        -[-]
                             -    -                                ----

$350 -                     -       -                            ---
                         -          -                          --[-]

$300 -                 -             -                       --
                   [-]-               -                    --

$250 -             --                  -[-]              --
                --                       -           [-]

$200 -        -                          ------------
            -                                                      .[.].
                                                                   [_]__
$150 -    -                                            [_]_________
       [-]                        _______[_][.].________..........[.]..
                               [_][.].......
$100 - [_]_________[_]_________...
       [.].........       ......
                    [.]..
$ 50 -


$  0 -
      -----------------------------------------------------------------
      6/02        6/03        6/04      6/05         6/06          6/07

-[-]- Aceto Corporation  _[_]_ = S&P 500 Index  .[.]. = Dow Jones U.S. Chemicals


                     ASSUMES $100 INVESTED ON JUNE 30, 2002
                          ASSUMES DIVIDEND REINVESTMENT
                        FISCAL YEAR ENDING JUNE 30, 2007

                                                                 DOW JONES U.S.
                    ACETO CORPORATION      S&P 500 INDEX           CHEMICALS
                    -----------------      -------------         --------------
June 30, 2002              100                  100                   100
June 30, 2003              264                  100                    91
June 30, 2004              380                  119                   115
June 30, 2005              246                  127                   126
June 30, 2006              232                  138                   134
June 30, 2007              317                  166                   177

ITEM 6.  SELECTED FINANCIAL DATA
(In thousands, except per-share amounts)


Fiscal Years Ended June 30,           2007       2006        2005      2004(1)    2003
---------------------------           ----       ----        ----      ----       ----
Net sales (2)                       $313,473   $297,328   $313,431   $296,646   $270,116
Operating income (2)                  15,064     12,429     11,590     16,405     13,182
Income from continuing operations     10,212      9,264     10,625     13,111      9,522
Net income(3)                         10,212      9,237     10,015     13,067      7,595

At Year End
-----------

Working capital                     $112,930   $104,707   $ 94,249   $ 86,420   $ 72,208
Total assets                         188,478    166,592    149,028    149,697    123,519
Long-term liabilities                 15,548     15,140      3,982      2,877      1,043
Shareholders' equity                 124,827    115,053    107,655    100,266     84,569

Per Diluted Common Share(4)
---------------------------

Income from continuing operations   $   0.41   $   0.38   $   0.43   $   0.53   $   0.40
Net income                          $   0.41   $   0.38   $   0.41   $   0.53   $   0.32
Cash dividends                      $  0.175   $   0.15   $   0.15   $   0.11   $   0.10


(1)     Includes the acquisition of Pharma Waldhof on December 31, 2003.
(2) Certain reclassifications have been made to fiscal 2006 and prior year amounts included in the previously filed Form 10-K to conform to the current year presentation.
(3) Fiscal 2003 net income includes a $1,873 charge ($0.08 per diluted common share) for a cumulative effect of an accounting change resulting from an impairment of goodwill.
(4) Adjusted for stock splits, effected in the form of dividends, as appropriate.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

The following Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

We are reporting a $2,635 increase in operating profit to $15,064 for the year ended June 30, 2007 as compared to $12,429 for the prior year. This increase in operating profit was achieved, despite a highly competitive environment, primarily through maintaining our profit margin and our successful management of selling, general and administrative costs. Net sales for fiscal 2007 were $313,473, an increase of $16,145 from fiscal 2006. This increase in net sales also impacted our gross profit, which increased $3,535 to $54,493 for fiscal 2007. Our net income increased to $10,212, or $0.41 per diluted share, an increase of $975 or 10.6% compared to fiscal year 2006.

Our financial position as of June 30, 2007, remains strong, as we had cash and short-term investments of $35,356, working capital of $112,930, no long-term debt and shareholders' equity of $124,827.

Our business is separated into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include API's, pharmaceutical intermediates, nutritionals and biopharmaceuticals. In fiscal 2007, we entered the market for finished dosage form generic drugs when we received orders for our first Aceto branded product, Isoflurane.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent. We believe we have a pipeline of new API's poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved ANDA's. The opportunities that we are looking for are to supply the API's for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent. As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.

By leveraging our worldwide sourcing and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing API's to generic drug companies.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives. Products that fall within this segment include intermediates for dyes, pigments and agrochemicals. We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances. Many of Aceto's raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. We expect that continued global Gross Domestic Product growth will drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, we expect that industry supply/demand balances will remain favorable. However, continued volatility in energy costs will add uncertainty to our profit outlook.

The Crop Protection segment sells herbicides, pesticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. Our joint venture with Nufarm, which markets Butoxone(R), increased our market share of the peanut, soybean and alfalfa herbicide markets. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that Aceto has received. Our plan is to develop over time a pipeline of additional products in a similar manner. The Crop Protection segment was formerly reported as the Agrochemical segment with the name change effected on December 31, 2006.

We formerly also reported under the Institutional Sanitary Supplies segment, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers. This former segment was successfully divested from our ongoing business during fiscal 2006.

Our main business strengths are sourcing, regulatory support, quality control, marketing and distribution. With a physical presence in ten countries, we distribute over 1,000 chemicals and pharmaceuticals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including the following:

        o       factors that affect our business
        o       our earnings and costs in the periods presented
        o       changes in earnings and costs between periods
        o       sources of earnings
        o       the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2007. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers. Sales incentives consist primarily of volume incentive rebates. We record volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products)."

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

GOODWILL AND OTHER INDEFINITE-LIVED  INTANGIBLE ASSETS

Goodwill is calculated as the excess of the cost of purchased businesses over the value of their underlying net assets. Other indefinite-lived intangible assets principally consist of trademarks. Goodwill and other indefinite-lived intangible assets are not amortized.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis. To determine the fair value of these intangible assets, we use many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management. If our estimates or our related assumptions change in the future, we may be required to record impairment charges for these assets.

LONG-LIVED ASSETS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Identifiable intangible assets principally consist of customer relationships, customer lists, EPA registrations and related data, patent license and covenants not to compete. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

As of June 30, 2007, we had current net deferred tax assets of $1,656 and non-current net deferred tax assets of $3,212. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

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

Tax reform has taken place in Germany whereby an income tax law was passed in July 2007, awaiting approval into the Federal Gazette. The enacted tax rate in Germany will potentially change from 40% to 30%. As a result, the deferred tax balance could decrease by $1,600 in 2008.

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

We use an expected stock-price volatility assumption that is based on the historical daily price changes of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal 2007, we used an expected stock-price volatility of 57% based upon the historical volatility at the time of issuance. With regard to the weighted-average option term assumption, for stock option grants issued during fiscal 2007, we used an expected option term assumption of 5.5 years as determined under the "simplified" method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2007 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2006


                                                  NET SALES BY SEGMENT
                                                   Year ended June 30,

                                                                             Comparison 2007
                                   2007                    2006             Over/(Under) 2006
                          --------------------    --------------------    --------------------
                            % of                    % of                      $           %
Segment                   Net Sales     Total    Net Sales     Total       Change      Change
-------                   --------    --------    --------    --------    --------    --------
Health Sciences           $170,691        54.5%   $166,725        56.1%   $  3,966         2.4%
Chemicals & Colorants      123,299        39.3     110,869        37.3      12,430        11.2
Crop Protection             19,483         6.2      19,734         6.6        (251)       (1.3)
                          --------    --------    --------    --------    --------    --------
Net sales                 $313,473       100.0%   $297,328       100.0%   $ 16,145         5.4%
                          ========    ========    ========    ========    ========    ========

                                                GROSS PROFIT BY SEGMENT
                                                  Year ended June 30,

                                                                             Comparison 2007
                                  2007                   2006               Over/(Under) 2006
                          --------------------    --------------------    --------------------
                            Gross       % of       Gross       % of           $          %
Segment                    Profit       Sales      Profit      Sales       Change      Change
-------                   --------    --------    --------    --------    --------    --------
Health Sciences           $ 33,007       19.3%    $ 32,313        19.4%   $    694         2.1%
Chemicals & Colorants       16,556       13.4       17,144        15.5        (588)       (3.4)
Crop Protection              4,930       25.3        4,760        24.1         170         3.6
                          --------    --------    --------    --------    --------    --------
Segment gross profit        54,493       17.4       54,217        18.2         276         0.5

Freight and storage
 costs (1)                      -          -        (3,259)       (1.1)      3,259       100.0
                          --------    --------    --------    --------    --------    --------
Gross profit              $ 54,493       17.4%    $ 50,958        17.1%   $  3,535         6.9%
                          ========    ========    ========    ========    ========    ========

(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the year ended June 30, 2007 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

NET SALES

Net sales increased $16,145, or 5.4%, to $313,473 for the year ended June 30, 2007, compared with $297,328 for the prior year. We reported sales increases in our Health Sciences and Chemicals & Colorants segments, which were partially offset by a slight sales decrease in our Crop Protection segment.

HEALTH SCIENCES

Net sales for the Health Sciences segment increased by $3,966 for the year ended June 30, 2007, to $170,691, which represents a 2.4% increase over net sales of $166,725 for the prior year. The sales increase from the prior period is primarily related to increased sales from our foreign operations of $9,229, specifically our Germany and Singapore operations, and increased sales from the pharmaceutical intermediates and diagnostics products of $4,365. These increases were partially offset by a decrease from one specific generic product of $9,906 due to its normal selling pattern.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $123,299 for the year ended June 30, 2007, compared to $110,869 for the prior year. This increase of $12,430 or 11.2%, over the prior period is attributable to an increase in the number of products being offered by our foreign subsidiaries, namely Germany and Singapore. Sales of Chemicals & Colorants by our foreign subsidiaries for the year ended June 30, 2007 increased by $6,920 over the comparable prior year period. The increase in sales for this segment also resulted from the increase in sales in the coatings product group of $7,350. The increase in Chemicals and Colorant sales is partially offset by one customer within our color-pigment and pigment-intermediate business, whose contract expired in fiscal 2006 and purchased $3,118 during 2006 as compared to zero in 2007. Our chemical business is diverse in terms of products, customers and consuming markets.


CROP PROTECTION

Net sales for the Crop Protection segment decreased to $19,483 for the year ended June 30, 2007, a decrease of $251, or 1.3%, over net sales of $19,734 for the prior year. The overall decrease in net sales was mainly attributable to decreases in three products of $2,955 due to the unseasonable dry weather conditions, particularly in the southern U.S. region and the 10-20% reduction of peanut acreage in favor of corn due to the increased demand for ethanol. These decreases were partially offset by the launch of our Asulam product in the first quarter of 2007 which resulted in sales of $2,802.

GROSS PROFIT

Gross profit by segment increased $3,535 to $54,493 (17.4% of net sales) for the year ended June 30, 2007, as compared to $50,958 (17.1% of net sales) for the prior year. The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in 2007 that had been reported as unallocated in prior years. The Company's overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

HEALTH SCIENCES

Health Sciences' gross profit of $33,007 for the year ended June 30, 2007, was $694 or 2.1% higher than the prior year. This increase in gross profit was directly attributable to the increase in the sales volume. The gross margin declined to 19.3% in fiscal 2007 compared to a gross margin of 19.4% for the prior fiscal year which is directly attributed to the direct allocation of certain freight and storage charges that are not included in last year's comparable period.

CHEMICALS & COLORANTS

Gross profit for the year ended June 30, 2007, decreased by $588, or 3.4%, over the prior year due to the direct allocation of certain freight and storage charges not included in last year's comparable period as well as settlement of an anti-dumping claim of $330. Gross margin decreased from 15.5% in fiscal 2006 to 13.7% in fiscal 2007. The foreign subsidiaries, primarily Germany and Singapore, contributed $625 or 19% more gross profit in 2007 as compared to 2006. Additionally, the coatings product group reported an increase of $723 due to the sales increase previously mentioned above over the prior year.

CROP PROTECTION

Gross profit for the Crop Protection segment increased to $4,930 for the year ended June 30, 2007, versus $4,760 for the prior year, an increase of $170 or 3.6%. The primary reason for the increase in gross profit was due to the launch of the Asulam product. The gross profit was negatively affected by $1,028 related to the sales decline in the three products discussed earlier, which was partially offset by lower costs to maintain our EPA registered products of $338.

UNALLOCATED FREIGHT AND STORAGE COSTS

Unallocated cost of sales was $0 for fiscal 2007 compared to $3,259 in 2006. As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in the prior fiscal years, have now been included within the segments. Therefore, there are no unallocated freight and storage costs in the current year. Total Company gross profit and margin were not affected by this allocation. This revision will affect the comparison of the segments' gross profits, however.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") increased $900, or 2.3%, to $39,429 for the year ended June 30, 2007 compared to $38,529 for the prior year. As a percentage of sales, SG&A decreased to 12.6% for fiscal 2007 versus 13.0% for fiscal 2006. The increase in SG&A is primarily attributable to the increase of $1,244 in personnel costs including increased bonus expenses and additional employees, $415 increase in sales and marketing expenses, and $259 increased legal costs, partially offset by lower operating expenses of $952 resulting from the sale of one of our subsidiaries in August 2005 and a $537 charge for settlement of legal claims against one of our subsidiaries in 2006.

OPERATING INCOME

Fiscal 2007 operating income was $15,064 compared to $12,429 in the prior year, an increase of $2,635 or 21.2%. This increase was due to the $3,535 increase in gross profit, which was partially offset by the overall increase in SG&A expenses of $900.

INTEREST AND OTHER INCOME, NET

Interest and other income was $532 for fiscal 2007, which represents a 44.4% decrease from $956 in fiscal 2006. The decrease is primarily attributable to a decrease of $409 in a government subsidy paid annually for doing business in a free trade zone in Shanghai, China and net loss on foreign currency of $770, partially offset by an increase in interest income of $455 due to increased investments during the year and increased interest rates.

PROVISION FOR INCOME TAXES

The effective tax rate for fiscal 2007 increased to 33.8% from 30.1% for fiscal 2006. The increase in the effective tax rate relates primarily to increased earnings in foreign tax jurisdictions with higher tax rates, primarily Germany.


RESULTS OF OPERATIONS

FISCAL YEAR ENDED JUNE 30, 2006 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2005

                                                 NET SALES BY SEGMENT
                                                 Year ended June 30,

                                                                             Comparison 2006
                                  2006                    2005              Over/(Under) 2005
                          --------------------    --------------------    --------------------
                                        % of                    % of         $           %
Segment                  Net Sales      Total    Net Sales      Total      Change      Change
-------                   --------    --------    --------    --------    --------    --------
Health Sciences           $166,725        56.1%   $184,577        58.9%   $(17,852)       (9.7)
Chemicals & Colorants      110,869        37.3     104,777        33.4       6,092         5.8
Crop Protection             19,734         6.6      20,031         6.4        (297)       (1.5)
Institutional Sanitary
 Supplies                        -                   4,046         1.3      (4,046)     (100.0)
                          --------    --------    --------    --------    --------    --------

Net sales                 $297,328       100.0%   $313,431       100.0%   $(16,103)       (5.1%)
                          ========    ========    ========    ========    ========    ========



                                               GROSS PROFIT BY SEGMENT
                                                  Year ended June 30,

                                                                             Comparison 2006
                                  2006                   2005               Over/(Under) 2005
                          --------------------    --------------------    --------------------
                           Gross        % of       Gross        % of          $          %
Segment                    Profit       Sales      Profit       Sales      Change      Change
-------                   --------    --------    --------    --------    --------    --------
Health Sciences           $ 32,313        19.4%   $ 32,886        17.8%   $   (573)       (1.7)%
Chemicals & Colorants       17,144        15.5      17,257        16.5        (113)       (0.6)
Crop Protection              4,760        24.1       6,719        33.5      (1,959)      (29.2)
Institutional Sanitary
  Supplies                       -           -         696        17.2        (696)     (100.0)
                          --------    --------    --------    --------    --------    --------


Segment gross profit        54,217        18.2      57,558        18.4      (3,341)       (5.8)

Freight and storage
  costs (1)                 (3,259)       (1.1)     (4,407)       (1.4)      1,148        26.0
                          --------    --------    --------    --------    --------    --------
Gross profit              $ 50,958        17.1%   $ 53,151        17.0%   $ (2,193)       (4.1)%
                          ========    ========    ========    ========    ========    ========


(1) Represents certain freight and storage costs that are not allocated to a segment.

NET SALES

Net sales decreased $16,103, or 5.1%, to $297,328 for the year ended June 30, 2006, compared with $313,431 for the prior year. We reported sales decreases in our Health Sciences and Crop Protection segments, which were partially offset by a sales increase in our Chemicals & Colorants segment.

HEALTH SCIENCES

Net sales for the Health Sciences segment decreased by $17,852 for the year ended June 30, 2006, to $166,725, which represents a 9.7% decrease over net sales of $184,577 for the prior year. The sales decrease from the prior period is directly attributable to the loss of foreign business of $16,716 from two previously launched APIs due to increased competition. The fiscal 2006 results, net of the two lost APIs, include a sales reduction of $2,243 from our foreign operations which was partially offset by a sales increase of $1,162 from our domestic operations over the prior fiscal year.

CHEMICALS & COLORANTS

Net sales for the Chemicals & Colorants segment were $110,869 for the year ended June 30, 2006, compared to $104,777 for the prior year. This increase of $6,092, or 5.8%, over the prior period is primarily attributable to an increase in the agricultural intermediate, food, beverage and cosmetics and coatings product groups of $7,650 as compared to fiscal 2005. Our chemical business is diverse in terms of products, customers and consuming markets. One customer within our color-pigment and pigment-intermediate business purchased $3,515 less product during fiscal 2006 as their contract had expired. This reduction was more than offset by an increase over the prior period in domestic sales of our diverse chemical and colorants offerings. In addition, net sales include a $1,783 increase relating to our former CDC business, primarily from sales of the Anti-Clog product we retained.

CROP PROTECTION

Net sales for the Crop Protection segment decreased to $19,734 for the year ended June 30, 2006, a decrease of $297, or 1.5%, over net sales of $20,031 for the prior year. This decline over the prior year was primarily due to dry weather conditions shortening the agricultural selling season, for our second largest product.

GROSS PROFIT

Gross profit by segment before unallocated cost of sales (primarily storage and certain freight costs) decreased $3,341 to $54,217 (18.2% of net sales) for the year ended June 30, 2006, as compared to $57,558 (18.4% of net sales) for the prior year.

HEALTH SCIENCES

Health Sciences' gross profit of $32,313 for the year ended June 30, 2006, was $573 or 1.7% lower than the prior year. This decrease in gross profit was directly attributable to the loss of business on two larger previously-launched APIs in Asia of $2,373 due to significant competitive pressures as well as a decrease in our foreign business, net of the two APIs, of $499. This lost gross profit was partially offset by an increase in gross profit from sales increases from our domestic business of $1,087 over the prior fiscal year. The gross margin increased to 19.4% in fiscal 2006 compared to a gross margin of 17.8% for the prior fiscal year due primarily to a shift in the product mix of net sales to higher margin products during the 2006 fiscal year.

CHEMICALS & COLORANTS

Gross profit for the year ended June 30, 2006, decreased by $113, or 0.6%, over the prior year. Gross margin decreased from 16.5% in fiscal 2005 to 15.5% in fiscal 2006. Decreases in categories such as organic chemicals and chemical intermediates in terms of both volume and margins were the primary reasons for these decreases. In addition, the decrease in gross margin percentage was partly attributable to an increased allocation of certain freight and storage costs.

CROP PROTECTION

Gross profit for the Crop Protection segment decreased to $4,760 for the year ended June 30, 2006, versus $6,719 for the prior year, a decrease of $1,959 or 29.2%. Gross margin decreased from 33.5% in fiscal 2005 to 24.1% in fiscal 2006. The primary cause of the decrease was lower royalty payments from our foreign customers of $652 and lower gross margins on our second highest volume product compared to the prior fiscal year of $416. The gross profits and margins were also negatively affected by higher costs associated with maintaining our EPA registered products and increased rebate expenses of $339.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses ("SG&A") decreased $3,032, or 7.3%, to $38,529 for the year ended June 30, 2006 compared to $41,561 for the prior year. As a percentage of sales, SG&A remained stable at 13.0% for fiscal 2006 versus 13.3% for fiscal 2005. The decrease in SG&A was primarily due to a $1,405 decrease in expenses for our former CDC business, reduced legal fees of $878, a reduction in audit and Sarbanes-Oxley compliance costs of $428 and reduced sales and marketing related expenses of $638. These expense reductions were partially offset by a $537 charge for a settlement of legal claims against one of our subsidiaries.

OPERATING INCOME

Fiscal 2006 operating income was $12,429 compared to $11,590 in the prior year, an increase of $839 or 7.2%. This increase was due to the $3,032 decrease in SG&A expenses, which was partially offset by the overall decrease in gross profit of $2,193.

INTEREST AND OTHER INCOME

Interest and other income was $956 for fiscal 2006, which represents a 24.8% decrease from $1,271 in fiscal 2005. The decrease is primarily attributable to a net loss on foreign currency of $537 offset in part by an increase of $208 in interest income.

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

DISCONTINUED OPERATIONS

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets," the results of operations for one of the subsidiaries forming part of the Institutional Sanitary Supplies segment have been recorded as discontinued operations in the accompanying consolidated statements of income. The net loss from discontinued operations was $27 and $610 the fiscal years ended 2006 and 2005, respectively. The net loss from discontinued operations for the fiscal year ended 2005 includes a non-cash write-down of goodwill, net of an income tax benefit, of $570.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

At June 30, 2007, we had $32,320 in cash, $3,026 in short-term investments and only $25 in short-term bank loans.

Our cash position at June 30, 2007 decreased $1,412 from the amount at June 30, 2006. Operating activities for the year ended June 30, 2007 provided cash of $4,163 as compared to cash provided by operations of $16,028 for the comparable 2006 period. The $4,163 was comprised of $10,212 in net income and $3,878 derived from adjustments for non-cash items, offset by a net $9,927 decrease from changes in operating assets and liabilities. The non-cash items included $1,791 in depreciation and amortization expense and $1,692 for the deferred income taxes provision. Accounts receivable increased $6,973 during the year ended June 30, 2007, due to increased sales during the fourth quarter of 2007 as compared to the fourth quarter of 2006. Inventories increased by approximately $12,565 and accounts payable increased by $7,884 as a result of a ramp-up in orders for products to be shipped in the first quarter of 2008 and an increase in products in which we have decided to carry stock. Accrued expenses and other liabilities increased $4,185 during the year ended June 30, 2007, due primarily to an increase in accrued expenses related to a joint venture, an increase in accrued expenses for our foreign subsidiaries related to increased sales and profitability overseas, as well as increase in accrued compensation related to increased performance payments, which are anticipated to be paid in the first quarter of 2008. Other receivables increased $1,726 due to an increase in VAT taxes receivables in our European subsidiaries, related to increased sales in that region. Our cash position at June 30, 2006, increased $13,782 from the amount at June 30, 2005. Operating activities provided cash of $16,028, primarily from net income of $9,237 and a decrease in inventory of $4,909. Our cash position at June 30, 2005, decreased $3,380 from the amount at June 30, 2004. Operating activities used cash of $771, primarily due to inventories having been increased by $10,188 in order to take advantage of current prices in an environment of rising prices and the anticipated revaluation of the Chinese currency which may increase future product costs. This was partially offset by net income of $10,015.

Investing activities for the year ended June 30, 2007 used cash of $2,591 primarily related to purchases of investments of $6,274 and purchases of property and equipment and intangibles of $704 and $2,468, respectively, including $2,000 for the Asulam product registration and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations and other supporting data. The amount of cash used for investing activities is offset in part by $6,779 of maturities of available for sale investments. We expect capital expenditures will be between $1,000 and $1,500 during fiscal 2008, including approximately $600 for the opening of a facility in India. Investing activities for the year ended June 30, 2006 provided cash of $1,387, primarily as a result of proceeds from the sale of investments of $1,799. This was partially offset by $485 of expenditures for property and equipment. Investing activities for the year end June 30, 2005 provided cash of $486, primarily as a result of net proceeds from investments of $4,537. This was partially offset by $4,195 of expenditures for property and equipment, including the purchase of office space located in Shanghai, China in the amount of $3,015.

Financing activities for the year ended June 30, 2007 used cash of $3,991 primarily from the payments of dividends of $4,257. Financing activities for the year ended June 30, 2006 used cash of $4,009 primarily as a result of payments of cash dividends of $3,637 and payments for purchases of treasury stock of $581. Financing activities for the year end June 30, 2005 used cash of $3,069 primarily as a result of payments of cash dividends of $3,641 and payment of a related party note of $500, which were partially offset by proceeds from the exercise of stock options of $946.

CREDIT FACILITIES

We have available credit facilities with certain foreign financial institutions. These facilities provide us with a line of credit of $19,472, as of June 30, 2007. We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000. At June 30, 2007, we had utilized $702 in letters of credit, leaving $9,298 of this facility unused. Under the credit agreement, we may obtain credit through direct borrowings and letters of credit. Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%. The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2007.

WORKING CAPITAL OUTLOOK

Working capital was $112,930 at June 30, 2007, versus $104,707 at June 30, 2006. The increase in working capital was primarily attributable to net income during the year. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. The Company is considering forming a joint venture in connection with their crop protection business. The joint venture will require us to acquire product registration costs and related data filed with the United States Environmental Protection Agency, which could approximate $2,000 in fiscal 2008. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months. We may obtain additional credit facilities to enhance our liquidity.

OFF-BALANCE SHEET ARRANGEMENTS AND COMMITMENTS AND CONTINGENCIES

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2007, we had no significant obligations for capital expenditures. At June 30, 2007, contractual cash obligations and other commercial commitments were as follows:

                               Payments Due and/or
                              Amount of Commitment
                             (Expiration Per Period)
                             -----------------------

                                       Less than    1-3       4-5      After
                               Total     1 Year    Years     Years    5 Years
                              -------   -------   -------   -------   -------

Operating leases              $ 5,074   $ 1,543   $ 2,544   $   913   $    74

Commercial letters of credit
                                  702       702         -         -         -

Standby letters of credit         225       225         -         -         -

Unconditional purchase
obligations                    71,891    67,611     4,280         -         -
                              -------   -------   -------   -------   -------

Total                         $77,892   $70,081   $ 6,824   $   913   $    74
                              =======   =======   =======   =======   =======

Other significant commitments and contingencies include the following:

        1. One of our subsidiaries markets certain crop protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA"). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of three such task force groups and historically, our payments have been in the range of $250 - $500 per year. We may be required to make additional payments in the future.

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

        3. In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other potentially responsible parties and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management currently believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

RELATED PARTY TRANSACTIONS

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters. During fiscal years 2007, 2006 and 2005, we incurred legal fees of $329, $315 and $215, respectively, for services rendered to the Company by those law firms. We believe that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board's ("FASB") EITF issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The Task Force determined that the presentation of certain taxes on either a gross basis (included in revenues and expenses) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. An entity is not required to re-evaluate its existing policies related to taxes assessed by a governmental authority. However, an entity is required to disclose the amounts of such taxes reported on a gross basis. The Company has adopted EITF 06-3 and reports these taxes on a net basis.

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

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. The Company adopted the recognition and disclosure provisions of this statement for the year ended June 30, 2007. The adoption of this statement did not have a material impact on the Company's consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

INVESTMENT MARKET PRICE RISK

We had short-term investments of $3,036 at June 30, 2007. Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $304 as of June 30, 2007. Actual results may differ.

FOREIGN CURRENCY EXCHANGE RISK

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2007, we had foreign currency contracts outstanding that had a notional amount of $13,793. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2007, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004 we entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 we entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for Euro denominated fixed principal and interest payments. The change in fair value of the swaps from date of purchase to June 30, 2007, was $(75). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying consolidated statements of income. Since our interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $161 and $42 in fiscal 2007 and 2006, respectively, is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income
(loss). On June 30, 2007, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi. The potential loss as of June 30, 2007, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $5,791. Actual results may differ.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As previously reported on Form 8-K dated November 29, 2005, the Company decided to change accountants. There were no disagreements with predecessor accountants.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2007, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2007, was effective.

Our internal control over financial reporting as of June 30, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Aceto Corporation:

We have audited Aceto Corporation's internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years then ended and our report dated September 5, 2007, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
September 5, 2007

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 6, 2007.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 6, 2007.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 6, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 6, 2007.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 6, 2007.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a) The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)     Exhibits

        Exhibit
        Number                 Description
        ------                 -----------

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

        10.20* Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 26, 2007.

        21.1*   Subsidiaries of the Company.

        23.1*   Consent of BDO Seidman, LLP.

        23.2*   Consent of KPMG LLP.

        31.1* Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        31.2* Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


----------
*Filed herewith

                       ACETO CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Reports of Independent Registered Public Accounting Firms                     35

Consolidated financial statements:

        Consolidated balance sheets as of June 30, 2007 and 2006              37

        Consolidated statements of income for the years ended
        June 30, 2007, 2006 and 2005                                          38

        Consolidated statements of cash flows for the years ended
        June 30, 2007, 2006 and 2005                                          39

        Consolidated statements of shareholders' equity and
        comprehensive income for the years ended
        June 30, 2007, 2006 and 2005                                          40

        Notes to consolidated financial statements                            41

Schedules:

        II - Valuation and qualifying accounts                                63

        All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------


The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2007 and 2006 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for the years then ended. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index for the years ended June 30, 2007 and 2006. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and the financial statement schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2007 and 2006, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended June 30, 2007 and 2006.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries' internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2007 expressed an unqualified opinion.


/s/ BDO Seidman, LLP

Melville, New York
September 5, 2007

             Report of Independent Registered Public Accounting Firm
             -------------------------------------------------------

The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated statements of income, shareholders' equity and comprehensive income, and cash flows of Aceto Corporation and subsidiaries for the year ended June 30, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index for the year ended June 30, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of Aceto Corporation and subsidiaries for the year ended June 30, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Melville, New York
September 8, 2005


                                  ACETO CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                     AS OF JUNE 30, 2007 AND 2006
                               (in thousands, except per-share amounts)

                                                                               2007           2006
                                                                             ---------      ---------
ASSETS
Current assets:
     Cash and cash equivalents                                               $  32,320      $  33,732
     Investments                                                                 3,036          3,309
     Trade receivables:  less allowance for doubtful accounts (2007, $491;
            2006, $416)                                                         58,206         50,993
      Other receivables                                                          3,123          1,406
      Inventory                                                                 60,679         47,259
      Prepaid expenses and other current assets                                  1,128          1,011
      Deferred income tax asset, net                                             2,541          3,396
                                                                             ---------      ---------
                  Total current assets                                         161,033        141,106

Long-term notes receivable                                                         449            557

Property and equipment, net                                                      4,406          4,808
Property held for sale                                                           5,268          4,531
Goodwill                                                                         1,820          1,755
Intangible assets, net                                                           5,817          3,789
Deferred income tax asset, net                                                   5,958          7,356
Other assets                                                                     3,727          2,690
                                                                             ---------      ---------

TOTAL ASSETS                                                                 $ 188,478      $ 166,592
                                                                             =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                          $  32,539      $  24,424
   Short term bank loans                                                            25            -
   Note payable - related party                                                    500            500
   Accrued expenses                                                             14,154         10,612
    Deferred income tax liability                                                  885            863
                                                                             ---------      ---------
         Total current liabilities                                              48,103         36,399

Long-term liabilities                                                            6,684          6,379
Environmental remediation liability                                              5,816          5,200
Deferred income tax liability                                                    2,746          3,329
Minority interest                                                                  302            232
                                                                             ---------      ---------
         Total liabilities                                                      63,651         51,539

Commitments and contingencies (Note 16)

Shareholders' equity:
   Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares
     issued; 24,330 and 24,278 shares outstanding at June 30, 2007 and 2006,       256            256
     respectively
   Capital in excess of par value                                               56,854         56,691
   Retained earnings                                                            74,419         68,464
   Treasury stock, at cost, 1,314 and 1,366 shares at June 30, 2007 and
     2006,  respectively                                                       (12,693)       (13,198)
   Accumulated other comprehensive income                                        5,991          2,840
                                                                             ---------      ---------
         Total shareholders' equity                                            124,827        115,053
                                                                             ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $ 188,478      $ 166,592
                                                                             =========      =========


See accompanying notes to consolidated financial statements.


                                      ACETO CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                               FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                                   (in thousands, except per-share amounts)

                                                                       2007          2006           2005
                                                                    ---------      ---------      ---------
Net sales                                                           $ 313,473      $ 297,328      $ 313,431
Cost of sales                                                         258,980        246,370        260,280
                                                                    ---------      ---------      ---------
   Gross profit                                                        54,493         50,958         53,151

Selling, general and administrative expenses                           39,429         38,529         41,561
                                                                    ---------      ---------      ---------
   Operating income                                                    15,064         12,429         11,590

Other income (expense):
   Interest expense                                                      (173)          (127)           (73)
   Interest and other income, net                                         532            956          1,271
                                                                    ---------      ---------      ---------
                                                                          359            829          1,198
                                                                    ---------      ---------      ---------

Income from continuing operations before income taxes                  15,423         13,258         12,788
Provision for income taxes                                              5,211          3,994          2,163
                                                                    ---------      ---------      ---------
Income from continuing operations                                      10,212          9,264         10,625
Loss from discontinued operations, net of income taxes (Note 3)             -            (27)          (610)
                                                                    ---------      ---------      ---------
Net income                                                          $  10,212      $   9,237      $  10,015
                                                                    =========      =========      =========

Basic income per common share:
   Income from continuing operations                                $    0.42      $    0.38      $    0.44
   Loss from discontinued operations                                        -              -          (0.03)
                                                                    ---------      ---------      ---------
    Net income                                                      $    0.42      $    0.38      $    0.41

Diluted income per common share:
   Income from continuing operations                                $    0.41      $    0.38      $    0.43
   Loss from discontinued operations                                        -              -          (0.02)
                                                                    ---------      ---------      ---------
    Net income                                                      $    0.41      $    0.38      $    0.41

Weighted average shares outstanding:
   Basic                                                               24,305         24,267         24,198
   Diluted                                                             24,711         24,590         24,670


See accompanying notes to consolidated financial statements.



                                        ACETO CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                                                  (in thousands)

                                                                              2007          2006          2005
                                                                            --------      --------      --------
Operating activities:
   Net income                                                               $ 10,212      $  9,237      $ 10,015
   Adjustments to reconcile net income to net cash provided by (used
   in) operating activities:
         Depreciation and amortization                                         1,791         1,558         1,291
         Goodwill impairment charge relating to discontinued operations            -             -           920
         Asset impairment charge                                                   -             -           619
         Gain on sale of assets                                                    -           (66)          (10)
         Provision for doubtful accounts                                         132            38           352
         Non-cash stock compensation                                             443           278           329
         Unrealized gain on trading securities                                  (180)          (40)         (110)
         Income tax benefit on exercise of stock options                           -             -           142
         Deferred income taxes                                                 1,692         1,134           650
         Changes in assets and liabilities:
           Investments - trading securities                                        -             -           341
           Trade accounts receivable                                          (6,973)         (227)        3,110
           Other receivables                                                  (1,726)          129            80
           Income taxes receivable                                                 -             -           232
           Inventory                                                         (12,565)        4,909       (10,188)
           Prepaid expenses and other current assets                             (96)         (182)          401
           Other assets                                                         (636)         (719)         (363)
           Accounts payable                                                    7,884        (3,962)       (8,681)
           Accrued expenses and other liabilities                              4,185         3,941            99
                                                                            --------      --------      --------
Net cash provided by (used in) operating activities                            4,163        16,028          (771)
                                                                            --------      --------      --------

Investing activities:
     Purchases of investments                                                 (6,274)            -        (4,463)
     Proceeds from sale of investments                                             -         1,799         9,000
     Maturities of investments                                                 6,779             -             -
     Payments received on notes receivable                                       151            73           144
     Issuance of notes receivable                                                (75)            -             -
     Purchase of intangible assets                                            (2,468)            -             -
     Purchases of property and equipment, net                                   (704)         (485)       (4,195)
                                                                            --------      --------      --------
Net cash (used in) provided by investing activities                           (2,591)        1,387           486
                                                                            --------      --------      --------

Financing activities:
     Proceeds from exercise of stock options                                     217           250           946
     Excess income tax benefit on exercise of stock options                       24            85             -
     Payment of note payable - related party                                       -             -          (500)
     Payment of cash dividends                                                (4,257)       (3,637)       (3,641)
     Payments for purchases of treasury stock                                      -          (581)            -
     Borrowings (repayments) of short-term bank loans                             25          (126)          126
                                                                            --------      --------      --------
Net cash used in financing activities                                         (3,991)       (4,009)       (3,069)
                                                                            --------      --------      --------


Effect of foreign exchange rate changes on cash                                1,007           376           (26)
                                                                            --------      --------      --------

Net (decrease) increase in cash and cash equivalents                          (1,412)       13,782        (3,380)
Cash and cash equivalents at beginning of period                              33,732        19,950        23,330
                                                                            --------      --------      --------
Cash and cash equivalents at end of period                                  $ 32,320      $ 33,732      $ 19,950
                                                                            ========      ========      ========

See accompanying notes to consolidated financial statements.


                                                 ACETO CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                                              (in thousands, except per-share amounts)


                                                                                                           ACCUMULATED
                                                             CAPITAL IN                                       OTHER
                                           COMMON STOCK      EXCESS OF   RETAINED         TREASURY STOCK  COMPREHENSIVE
                                        SHARES     AMOUNT    PAR VALUE   EARNINGS      SHARES     AMOUNT      INCOME       TOTAL
                                       -------------------------------------------------------------------------------------------
Balance at June 30, 2004                  25,644        256     57,111      56,490      (1,526)    (15,135)      1,544     100,266
Net income                                     -          -          -      10,015           -           -           -      10,015
  Other comprehensive income:
    Change in fair value of cross currency
     interest rate swaps                       -          -          -           -           -           -          49          49
    Foreign currency translation
     adjustments                               -          -          -           -           -           -        (383)       (383)
    Unrealized loss on available for sale
     investments                               -          -          -           -           -           -         (52)        (52)
    Additional minimum pension liability       -          -          -           -           -           -         (21)        (21)
                                                                                                                         ---------
Comprehensive income:                                                                                                        9,608
                                                                                                                         ---------
Stock issued pursuant to employee stock
     incentive plans                           -          -        (74)          -          41         408           -         334
Cash dividends ($0.11 per share)               -          -          -      (3,641)          -           -           -      (3,641)
Exercise of stock options                      -          -       (276)          -         123       1,222           -         946
Tax benefit from exercise of stock options     -          -        142           -           -           -           -         142
                                       -------------------------------------------------------------------------------------------
Balance at June 30, 2005                  25,644        256     56,903      62,864      (1,362)    (13,505)      1,137     107,655
Net income                                     -          -          -       9,237           -           -           -       9,237
  Other comprehensive income:
    Change in fair value of cross currency
     interest rate swap                        -          -          -           -           -           -          42          42
    Foreign currency translation
     adjustments                               -          -          -           -           -           -       1,682       1,682
    Unrealized loss on available for sale
     investments                               -          -          -           -           -           -         (42)        (42)
    Additional minimum pension liability       -          -          -           -           -           -          21          21
                                                                                                                         ---------
Comprehensive income:                                                                                                       10,940
                                                                                                                         ---------
Stock issued pursuant to employee stock
     incentive plans                           -          -        (66)          -          20         219           -         153
Cash dividends ($0.15 per share)               -          -          -      (3,637)          -           -           -      (3,637)
Share-based compensation                       -          -        188           -           -           -           -         188
Purchases of treasury stock                    -          -          -           -         (96)       (581)          -        (581)
Exercise of stock options                      -          -       (419)          -          72         669           -         250
Tax benefit from exercise of stock options     -          -         85           -           -           -           -          85
                                       -------------------------------------------------------------------------------------------
Balance at June 30, 2006                  25,644        256     56,691      68,464      (1,366)    (13,198)      2,840     115,053
Net income                                     -          -          -      10,212           -           -           -      10,212
  Other comprehensive income:
    Change in fair value of cross
    currency interest rate swap                -          -          -           -           -           -         161         161
    Foreign currency translation
     adjustments                               -          -          -           -           -           -       2,900       2,900
    Unrealized gain on available for sale
     investments                               -          -          -           -           -           -          52          52
                                                                                                                         ---------
Comprehensive income:                                                                                                       13,325
                                                                                                                         ---------
Adjustment to adopt SFAS No. 158, net of tax
     of $25                                    -          -          -            -          -           -          38          38
Stock issued pursuant to employee stock
     incentive plans                           -          -        (44)           -         15         142           -          98
Cash dividends ($0.175 per share)              -          -          -       (4,257)         -           -           -      (4,257)
Share-based compensation                       -          -        329           -           -           -           -         329
Exercise of stock options                      -          -       (146)          -          37         363           -         217
Tax benefit from exercise of stock options     -          -         24           -           -           -           -          24
                                       -------------------------------------------------------------------------------------------
Balance at June 30, 2007                  25,644  $     256  $  56,854   $  74,419      (1,314)  ($ 12,693)  $   5,991   $ 124,827

See accompanying notes to consolidated financial statements.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(1) DESCRIPTION OF BUSINESS

Aceto Corporation and subsidiaries ("Aceto" or the "Company") is primarily engaged in the sourcing, regulatory support, marketing and distribution of chemically derived pharmaceuticals, biopharmaceuticals, specialty chemicals and crop protection products used principally as raw materials in the agricultural, color, pharmaceutical, surface coating/ink and general chemical consuming industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States. The Company's customers are primarily located throughout the United States, Europe and Asia.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company's most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other indefinite-life intangible assets; long-lived assets; environmental matters and other contingencies; income taxes; and stock-based compensation.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

ACCUMULATED OTHER COMPREHENSIVE INCOME

The components of accumulated other comprehensive income as of June 30, 2007 and 2006 are as follows:

                                                          2007         2006
                                                        -------      -------
Fair value of cross currency interest rate swaps        $   (75)     $  (236)
Cumulative foreign currency translation adjustments       6,070        3,170
Unrealized loss on available for sale investments           (42)         (94)
Adjustment to adopt SFAS No. 158                             38            -
                                                        -------      -------
Total                                                   $ 5,991      $ 2,840
                                                        =======      =======

The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

COMMON STOCK

On May 4, 2005, the Board of Directors of the Company authorized the extension of the Company's stock repurchase program for an additional three years, expiring in May 2008. Under the stock repurchase program, the Company is authorized to purchase up to an additional 4,147 shares of common stock (4,051 shares available as of June 30, 2007), in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

The Company uses an expected stock-price volatility assumption that is based on the historical daily price changes of the underlying stock which are obtained from public data sources. For stock option grants issued during fiscal 2007 and 2006, an expected stock-price volatility of 57% and 50%, respectively, was used based upon the historical volatility at the time of issuance. With regard to the weighted-average option term assumption, for stock option grants issued during fiscal 2007 and 2006, an expected option term assumption of 5.5 years was used as determined under the "simplified" method prescribed in SEC Staff Accounting Bulletin ("SAB") No. 107.

The following table illustrates the effect on net income and net income per common share as if the Company had measured the compensation cost for the Company's stock option programs under the fair value method for the fiscal year ended June 30, 2005:

                                                   2005
                                               ----------
Net income - as reported                       $   10,015
Add:    Stock-based compensation included
     in reported net income                           329
Deduct: Total stock-based employee
     compensation expense determined
     under fair value method for all
     awards, net of related tax effects            (4,643)
                                               ----------
Net income - pro forma                         $    5,701
                                               ==========

Net income per share:
     Basic - as reported                       $     0.41
     Basic - pro forma                         $     0.24

     Diluted - as reported                     $     0.41
     Diluted - pro forma                       $     0.23

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

NET INCOME PER COMMON SHARE

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The Company's only potential common shares outstanding are stock options, which resulted in a dilutive effect of 406, 323 and 472 shares for the years ended June 30, 2007, 2006 and 2005, respectively. There were 1,443, 1,638 and 1,096 stock options outstanding that were not included in the calculation of diluted income per common share for the years ended June 30, 2007, 2006 and 2005, respectively because their effect would have been anti-dilutive.

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


The components of property and equipment were as follows:

                                                                          Estimated Useful
                                     June 30, 2007    June 30, 2006         Life (Years)
                                     -------------    -------------         ------------
Machinery and equipment                     $  964           $  741             10
                                                                        Shorter of asset life
Leasehold improvements                         330              322         or lease term
Computer equipment and software              3,763            3,523            3-5
Furniture and fixtures                       1,100              952             10
Automobiles                                    497              423              3
Building                                     3,015            3,015             20
                                     -------------    -------------
                                            $9,669           $8,976
Accumulated depreciation and amortization    5,263            4,168
                                     -------------    -------------
                                            $4,406           $4,808
                                     =============    =============

Property held for sale represents land and land improvements of $5,268 and $4,531 at June 30, 2007 and 2006, respectively. During fiscal 2007 the Company recorded an additional $737 to partially recognize the capitalized environmental costs up to the fair value of the land and land improvements to the extent of additional environmental remediation cost estimates in accordance with EITF 90-8 "Capitalization of Costs to Treat Environmental Contamination".

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Depreciation and amortization of property and equipment amounted to $1,067, $943, and $749 for the years ended June 30, 2007, 2006, and 2005, respectively.

GOODWILL AND OTHER INTANGIBLES

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of customer relationships, patent license, EPA registrations and related data, trademarks, purchased customer lists and covenants not to compete. Goodwill and other intangible assets that have an indefinite life are not amortized.

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," the Company tests goodwill and other intangible assets for impairment on at least an annual basis. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, the Company uses many assumptions and estimates that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the currency risk on its foreign currency receivables and payables by purchasing future foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the amount of the foreign currency receivable or for the amount of foreign currency needed to pay for specific purchase orders, and the futures mature on the due date of the related foreign currency vendor invoices or customer receivables, the Company believes that it eliminates risks relating to foreign currency fluctuation. The Company takes delivery of all futures to pay suppliers in the appropriate currency. The gains or losses for the changes in the fair value of the foreign currency contracts are recorded in cost of sales (sales) and offset the gains or losses associated with the impact of changes in foreign exchange rates on trade payables (receivables) denominated in foreign currencies. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

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


(3) SALE OF INSTITUTIONAL SANITARY SUPPLIES SEGMENT

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. ("CDC"), which is one of the two reporting units forming part of the former Institutional Sanitary Supplies reportable segment. The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the year ended June 30, 2006. The Company recorded an asset impairment charge relating to CDC of $619 included in selling, general and administrative expenses in the consolidated statement of income for the year ended June 30, 2005. The asset impairment charge related to certain leasehold improvements which were deemed to have no future value and thus the Company wrote-off those assets. Excluded from the sale of CDC's product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems. Beginning in July 2005, the operating results of the Anti-Clog product, which are not material, are included in the Chemicals & Colorants reportable segment.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Operating results of discontinued operations for the fiscal years ended June 30, 2006 and 2005 were as follows:

                                            2006         2005
                                         -------      -------
Net sales                                $   154      $ 1,314
                                         -------      -------

Loss from operations of discontinued
business
                                             (44)         (64)
Benefit for income taxes                      17           24

Non-cash impairment charge                     -         (920)
Benefit for income taxes                       -          350
                                         -------      -------

Loss from discontinued operations        $   (27)     $  (610)
                                         =======      =======

The $920 non-cash impairment charge included in the table of operating results of discontinued operations for the fiscal year ended June 30, 2005 relates to a write-down of goodwill, net of an income tax benefit, of $570 for Magnum Research Corp., the remaining reporting unit that was sold, which was part of the former Institutional Sanitary Supplies segment. The goodwill amount that was written down had been previously allocated to this reportable segment.

(4) INVESTMENTS

A summary of short-term investments was as follows:


                                       June 30, 2007          June 30, 2006
                                 -----------------------  ----------------------
                                 Fair Value   Cost Basis  Fair Value  Cost Basis
                                 ----------   ----------  ----------  ----------
Trading Securities
------------------
Corporate equity securities      $      877   $      152  $      697  $      152

Available For Sale Securities
-----------------------------
Corporate bonds                  $    1,187   $    1,203  $    1,167  $    1,210
Government and agency securities $      972   $    1,000  $    1,445  $    1,501
                                 ----------               ----------
                                 $    3,036               $    3,309
                                 ==========               ==========

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains on trading securities were $180, $40 and $110 for fiscal 2007, 2006 and 2005, respectively.

(5) NOTES RECEIVABLE

The Company has four notes receivable with outstanding balances aggregating $482 and $624 at June 30, 2007 and June 30, 2006, respectively, which have arisen from sales of property. The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold. The notes range in length from seven to ten years and earn interest at a fixed rate. The range of fixed rates on the notes is 5.5% to 7.0%. Included in current assets are the current portions of the notes receivable due within one year totaling $74 and $67 at June 30, 2007 and 2006, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(6)  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill of $1,820 and $1,755 as of June 30, 2007 and June 30, 2006, respectively, relates to the Health Sciences segment and reporting unit.

Intangible assets subject to amortization as of June 30, 2007 and 2006 were as follows:

                                       Gross Carrying  Accumulated   Net Book
                                            Value     Amortization    Value
                                            ------       ------       ------
   June 30, 2007
   -------------
   Customer relationships                   $2,958       $1,479       $1,479
   Patent license                              838          133          705
   EPA registrations and related data        2,733           98        2,635
   Non-compete agreements                      247          173           74
                                            ------       ------       ------
                                            $6,776       $1,883       $4,893
                                            ======       ======       ======

                                       Gross Carrying  Accumulated   Net Book
                                             Value    Amortization    Value
                                            ------       ------       ------
   June 30, 2006
   -------------
   Customer relationships                   $2,755       $  984       $1,771
   Customer lists                              600          600          -
   Patent license                              838           57          781
   EPA registrations and related data          265            3          262
   Non-compete agreements                      230          115          115
                                            ------       ------       ------
                                            $4,688       $1,759       $2,929
                                            ======       ======       ======

The estimated useful lives of customer relationships, patent license, EPA registrations and related data and non-compete agreements are 7 years, 11 years, 10 years and 3-5 years, respectively.

As of June 30, 2007 and June 30, 2006, the Company also had $924 and $860, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.

In fiscal 2007 and 2006, changes in goodwill and trademarks are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $724, $615 and $542 for the years ended June 30, 2007, 2006 and 2005, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2008 through June 30, 2013 are as follows: 2008: $838; 2009: $813; 2010: $788; 2011:
$577; 2012: $366 and 2013 and thereafter: $1,511.

(7) ACCRUED EXPENSES

The components of accrued expenses as of June 30, 2007 and 2006 were as follows:


                                                      2007             2006
                                                     -------          -------
        Accrued compensation                         $ 3,749          $ 2,949
        Accrued environmental remediation costs          321              200
        Accrued income taxes payable                   1,504            2,019
        Other accrued expenses                         8,580            5,444
                                                     -------          -------

                                                     $14,154          $10,612
                                                     =======          =======

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(8) ENVIRONMENTAL REMEDIATION

In May 2007, February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto's subsidiary to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto's subsidiary join it as a participating member and pay 3.16% of the PRP Group's cost. The Company believes that this percentage is high because it is based on the total volume of materials that Aceto's subsidiary sent to the site, most of which were non-hazardous substances and as such, believes that its subsidiary is a very minor contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco, Inc. ("Arsynco"), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2007, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $6,136 and $7,611. As of June 30, 2007 and 2006 a liability of $6,136 and $5,400, respectively, is included in the accompanying consolidated balance sheet. In accordance with EITF Issue 90-8, "Capitalization of Costs to Treat Environmental Contamination" management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports this assumption. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

In March 2006, Arsynco received notice from the EPA of its status as a potentially responsible party ("PRP") under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

(9) FINANCING ARRANGEMENTS

The Company has a revolving credit agreement with a financial institution that expires June 30, 2010 and provides for available credit of $10,000. Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit. The obligations of the Company under the credit agreement are guaranteed by certain of the Company's subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns. There is no borrowing base on the credit agreement. Interest under the credit agreement is at LIBOR plus 1.50%, which was 6.82%, 7.19% and 4.93% at June 30, 2007, 2006 and 2005, respectively. The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth. The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at June 30, 2007.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

At June 30, 2007 and 2006, the Company had available lines of credit with foreign financial institutions totaling $19,472 and $18,512, respectively. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 6.07%, 6.44% and 4.18% at June 30, 2007, 2006 and 2005, respectively. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $25 in short-term bank loans outstanding and $702 in letters of credit leaving an unused facility of $28,770 at June 30, 2007. At June 30, 2006 the Company had no short-term bank loans outstanding and $1,349 in letters of credit leaving an unused facility of $27,163.

(10) STOCK BASED COMPENSATION PLANS

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan ("2002 Plan"), which was ratified by the Company's shareholders in December 2002. Under the 2002 Plan, restricted stock or options to purchase up to 1,688 shares of the Company's common stock may be granted by the Company to officers, directors, employees and agents of the Company. The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

During the year ended June 30, 2007, the Company granted 65 options to certain employees and directors at a weighted average exercise price of $8.25 per share. The options vest on the first anniversary of the date of grant and expire ten years from the date of grant.

In January 2006, the Company granted 131 options to certain employees and directors at an exercise price of 6.82 per share. The options vest on the first anniversary of the date of grant and expire ten years from the date of grant.

All options granted were at exercise prices equal to the market value of the common stock on the date of grant. As of June 30, 2007, there were 94 shares of common stock available for grant as either options or restricted stock under the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan ("1998 Plan"). In accordance with the 1998 Plan the Company's Board of Directors ("Board") may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants. The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant. The options vest as determined by the Board and expire no later than ten years from the date of grant. Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board. The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time. Under the 1998 Plan, there were 67 shares of common stock available for grant as either options or restricted stock at June 30, 2007.

Under the terms of the Company's 1980 Stock Option Plan, as amended ("1980 Plan"), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested. The 1980 Plan expired September 2005. Outstanding options survive the expiration of the 1980 Plan.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The following summarizes the shares of common stock under option for all plans at June 30, 2007, 2006 and 2005, and the activity with respect to options for the respective years then ended:

                                                     Weighted average  Aggregate
                                 Shares subject to  exercise price per Intrinsic
                                       option             share          Value
                                      -----------------------------------------
Balance at June 30, 2004                1,632          $    4.72
Granted                                 1,383              10.95
Exercised                                (171)              5.18
Forfeited                                 (80)              9.62
-------------------------------------------------------------------------------
Balance at June 30, 2005                2,764               7.65
Granted                                   131               6.82
Exercised                                 (72)              3.88
Forfeited                                 (80)             10.65
-------------------------------------------------------------------------------
Balance at June 30, 2006                2,743               7.62
Granted                                    65               8.25
Exercised                                 (38)              6.02
Forfeited                                 (70)             10.26
-------------------------------------------------------------------------------
Balance at June 30, 2007                2,700          $    7.58         $6,499
-------------------------------------------------------------------------------
Options exercisable at June 30, 2007    2,635          $    7.57         $6,434

The total intrinsic value of stock options exercised during the years ended June 30, 2007, 2006 and 2005 was approximately $106, $234 and $1,045, respectively. At June 30, 2007, outstanding options had expiration dates ranging from December 10, 2008 to April 30, 2017.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2007, 2006 and 2005, restricted stock awarded and premium shares vested of 15, 20 and 41 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders' equity by $98, $153 and $334, respectively. The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $114, $90 and $329 in fiscal 2007, 2006 and 2005, respectively. Additionally, non-cash compensation expense of $329 and $188 was recorded in fiscal 2007 and 2006, respectively, relating to stock option grants, which is included in selling, general and administrative expenses.


The following summarizes the non-vested stock options at June 30, 2007 and the activity with respect to non-vested options for the year ended June 30, 2007:

                                               Shares         Weighted
                                             subject to     average grant
                                              option       date fair value
                                          --------------------------------
             Non-vested at June 30, 2006         130         $   2.87
             Granted                              65             3.96
             Vested                             (129)            2.87
             Forfeited                            (1)            2.87
                                          --------------------------------
             Non-vested at June 30, 2007          65         $   3.96

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

Non-cash compensation expense for non-vested options at June 30, 2007 of $109 will be expensed during fiscal 2008. The per-share weighted-average fair value of stock options granted during 2007, 2006 and 2005 was $3.96, $2.87 and $4.38, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                   Expected        Expected       Risk-free
Date of Grant   Volatility (%)   Life (years)   interest rate   Dividend yield
--------------------------------------------------------------------------------

 FISCAL 2007:
  July 2006           57              5.5           4.36             2.22
December 2006         57              5.5           4.40             1.80
  March 2007          58              5.5           4.50             1.90
  April 2007          57              5.5           5.02             2.50

 FISCAL 2006:
 January 2006         50              5.5           4.36             2.22

 FISCAL 2005:
September 2004        40              6.0           3.76             1.04


(11) INTEREST AND OTHER INCOME

Interest and other income during fiscal 2007, 2006 and 2005 was comprised of the following:

                                             2007          2006          2005
                                           -------       -------       -------
Dividends                                  $    64       $   133       $    86
Interest                                     1,045           590           459
Net gain on investments                        174            29           117
Foreign government subsidies received          152           561           457
Minority interest                              (70)          (61)          (14)
Foreign currency (losses) gains               (770)         (354)          182
Miscellaneous                                  (63)           58           (16)
                                           -------       -------       -------
                                           $   532       $   956       $ 1,271
                                           =======       =======       =======

(12) INCOME TAXES

The components of income from continuing operations before the provision for income taxes are as follows:


                                    2007          2006          2005
                                  --------      --------      --------
         Domestic operations      $  2,988      $  1,981      $   (332)
         Foreign operations         12,435        11,277        13,120
                                  --------      --------      --------
                                  $ 15,423      $ 13,258      $ 12,788
                                  ========      ========      ========

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The components of the provision for income taxes are as follows:


                                           2007         2006         2005
                                         -------      -------      -------
Federal:
     Current                             $   788      $   105      $   293
     Deferred                                208          335         (692)
State and local:
     Current                                 270          187          126
     Deferred                                  6          126         (184)
Foreign:
     Current                               2,461        2,568        1,023
     Deferred                              1,478          673        1,597
                                         -------      -------      -------
                                         $ 5,211      $ 3,994      $ 2,163
                                         =======      =======      =======


Income taxes payable, which is included in accrued expenses, was $1,504 and $2,019 at June 30, 2007 and 2006, respectively.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2007 and 2006 are presented below:


                                                          2007           2006
                                                        --------       --------
Deferred tax assets:
   Accrued environmental remediation liabilities not
     currently deductible                               $    461       $    461
   Accrued deferred compensation                           1,360          1,159
   Additional inventoried costs for tax purposes             168            124
   Allowance for doubtful accounts receivable                132            116
   Depreciation and amortization                               -            223
   Other                                                      80             53
   Impairment charges                                        196            585
   Domestic net operating loss carryforwards                 333            376
   Foreign net operating loss carryforwards                8,738         10,695
                                                        --------       --------
     Total gross deferred tax assets                      11,468         13,792
     Valuation allowances                                 (2,502)        (2,450)
                                                        --------       --------
                                                           8,966         11,342
                                                        --------       --------

Deferred tax liabilities:
   Foreign deferred tax liabilities                       (3,631)        (4,192)
   Unrealized gain on investments                           (313)          (207)
   Goodwill                                                 (143)          (383)
   Depreciation and amortization                             (11)             -
                                                        --------       --------
     Total gross deferred tax liabilities                 (4,098)        (4,782)
                                                        --------       --------

Net deferred tax assets                                 $  4,868       $  6,560
                                                        ========       ========

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2007 and 2006:

                                           2007          2006
                                          ---------------------
Current deferred tax assets, net          $ 2,541       $ 3,396
Non-current deferred tax assets, net        5,958         7,356
Current deferred tax liabilities             (885)         (863)
Non current deferred tax liabilities       (2,746)       (3,329)
                                          ---------------------
     Net deferred tax assets              $ 4,868       $ 6,560
                                          =====================

The net change in the total valuation allowance for the year ended June 30, 2007 was an increase of $52. This increase was primarily attributable to an additional valuation allowance recorded for net operating loss carryforwards generated in certain foreign jurisdictions. The net change in the total valuation allowance for the year ended June 30, 2006 was an increase of $697, primarily attributable to an additional valuation allowance recorded for net operating loss carryforward generated in certain foreign jurisdictions. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2007, the Company will need to generate future taxable income of approximately $11,100.

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

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $61,400 at June 30, 2007 since substantially all of these earnings are expected to be permanently reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

Tax reform has taken place in Germany whereby an income tax law was passed in July 2007, awaiting approval into the Federal Gazette. The enacted tax rate in Germany will potentially change from 40% to 30%. As a result, the deferred tax balance could decrease by $1,600 in 2008.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2007, 2006 and 2005 follows:

                                                       2007      2006      2005
                                                       ----      ----      ----
 Federal statutory tax rate                            34.0%     34.0%     34.0%
 State and local taxes, net of federal income tax
      benefit                                           1.1       1.0      (0.5)
 Increase (reduction) in valuation allowance            0.4       5.3      (9.9)
 Foreign tax rate differential                         (2.1)     (9.1)     (5.6)
 Other                                                  0.4      (1.1)     (1.1)
                                                       ----      ----      ----
 Effective tax rate                                    33.8%     30.1%     16.9%
                                                       ====      ====      ====

At June 30, 2007, the Company had foreign net operating loss carryforwards of approximately $16,600 which are available to offset future foreign taxable income and which have no expiration date.


(13) SUPPLEMENTAL CASH FLOW INFORMATION


Cash paid for interest and income taxes during fiscal 2007, 2006 and 2005 was as follows:


                                         2007         2006         2005
                                       -------       -------      -------
Interest                               $   167       $   129      $   151
Income taxes, net of refunds           $ 3,822       $   797      $   195


(14) RETIREMENT PLANS

DEFINED CONTRIBUTION PLANS

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee's compensation. The Company's provisions for contributions amounted to $1,281, $1,148 and $1,161 in fiscal 2007, 2006 and 2005, respectively.

DEFINED BENEFIT PLANS

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan's eligibility requirements. In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" ("SFAS No. 158"). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. The Company adopted the recognition and disclosure provisions of this statement for the year ended June 30, 2007. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007 is as follows:

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                      Prior to SFAS  SFAS No. 158 After SFAS No.
                                          No. 158     adoption      No. 158
                                         adoption   adjustments     adoption
                                      ------------  ------------  --------------

Accrued pension liability                   874       (63)            811

Deferred income tax liability             2,721        25           2,746

Total liabilities                        63,689       (38)         63,651

Accumulated other comprehensive income    5,953        38           5,991

Total shareholders' equity              124,789        38         124,827

The accrued pension liability as of June 30, 2007 was $811. The accrued pension liability recorded as of June 30, 2006 amounted to $755. Net periodic pension costs, which consists principally of interest cost and service cost was $73 in fiscal 2007, $87 in fiscal 2006 and $84 in fiscal 2005. The Company's plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 5.1%, 4.2% and 4.6% and a compensation increase rate of 3.2%, 3.3% and 3.0% were used in determining the actuarial present value of benefit obligations as of June 30, 2007, 2006 and 2005, respectively.

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

As of June 30, 2007 and 2006, the Company recorded a liability under the Plans of $3,523 and $2,937, respectively, (included in long-term liabilities) and an asset (included in other assets) of $3,008 and $2,556, respectively, primarily representing the cash surrender value of policies owned by the Company.

(15) FINANCIAL INSTRUMENTS

DERIVATIVE FINANCIAL INSTRUMENTS

At June 30, 2007 and 2006 the Company had future foreign currency contracts that have a notional amount of $13,793 and $12,389, respectively. Unrealized (losses) gains on hedging activities at the end of fiscal 2007 and 2006 amounted to ($20) and $171, respectively and are included in the consolidated statements of income. The contracts have varying maturities of less than one year.

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

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

In addition, the Company enters into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions. In June 2004, a foreign subsidiary of the Company entered into a one-year cross currency interest rate swap transaction, which expired in June 2005 when the underlying inter-company loan was repaid, and in May 2003 the foreign subsidiary entered into a five-year cross currency interest rate swap transaction, both for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans. Under the terms of these derivative financial instruments, U.S. dollar fixed principal and interest payments to be received under inter-company loans will be swapped for EURO denominated fixed principal and interest payments. The change in fair value of the swaps from the date of purchase to June 30, 2007, was $(75). The gains or losses on the inter-company loans due to changes in foreign currency rates will be offset by the gains or losses on the swap in the statements of income. Since the Company's interest rate swaps qualify as hedging activities, the change in their fair value, amounting to $161, $42 and $49 in 2007, 2006 and 2005, respectively, is recorded in accumulated other comprehensive income.

OFF-BALANCE SHEET RISK

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers. The Company had open letters of credit of approximately $702 and $1,349 as of June 30, 2007 and 2006, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counter parties to these agreements.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2007 and 2006 was not material. The fair value of the Company's notes receivable was based upon current rates offered for similar financial instruments to the Company.

BUSINESS AND CREDIT CONCENTRATION

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company's customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of this allowance. The Company as a policy does not require collateral from its customers. At June 30, 2007 and 2006, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2007, 2006 or 2005. Two suppliers accounted for 13% and 12% of purchases in fiscal 2005.

During the fiscal years ended June 30, 2007, 2006 and 2005, approximately 65%, 67% and 68%, respectively, of the Company's purchases came from Asia and approximately 21%, 21% and 22%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $31,559 and $32,560, respectively at June 30, 2007. Net assets located in Europe and Asia approximated $23,444 and $28,165, respectively at June 30, 2006.

One of the Company's crop protection products is subject to certain licensed technology, which expired in August 2007. The Company has commenced a lawsuit against the owner of the patent license bringing claims based on antitrust and breach of contract and related claims. The Company intends to pursue these claims vigorously in order to continue to license the technology and sell the particular crop protection product. For the year end June 30, 2007, 2006 and 2005, net sales from this crop protection product were $3,244, $4,832 and $5,939, respectively.

(16) COMMITMENTS AND CONTINGENCIES

As of June 30, 2007, the Company has outstanding purchase obligations totaling $71,891 with suppliers to the Company's domestic and foreign operations to acquire certain products for resale to third party customers.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

In May 2007, February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that one of Aceto's subsidiaries shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that its subsidiary shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto's subsidiary to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto's subsidiary join it as a participating member and pay 3.16% of the PRP Group's cost. The Company believes that this percentage is high because it is based on the total volume of materials that Aceto's subsidiary sent to the site, most of which were non-hazardous substances and as such, believes that its subsidiary is a very minor contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco's former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. During fiscal 2007, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $6,136 and $7,611. As of June 30, 2007 a liability of $6,136 is included in the accompanying consolidated balance sheet. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company's financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, the Company has filed a claim against BASF Corporation (BASF), the former owners of the Arsynco property. The Company alleges that BASF is liable for a portion of the cost to remediate, however, since collection is uncertain at this time, no asset has been recorded.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry's Creek Study Area. Arsynco is one of over 150 PRP's which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRP's and their financial strength. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known. However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

One of the Company's subsidiaries was a defendant in a legal action alleging patent infringement. The patent in question covered a particular method of applying one of the products in the Company's Crop Protection segment. In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement. Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years. As of June 30, 2007, the balance is $450. As a result of the settlement, the company recorded an intangible asset of $838 for the patent license, which will be amortized over its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the fiscal year ended June 30, 2006.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore expiring at various dates between December 2007 and April 2011. In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009.

At June 30, 2007, the future minimum lease payments for each of the five succeeding years and in the aggregate are as follows:

                     Fiscal year              Amount
                     -------------------------------
                        2008                $  1,543
                        2009                   1,389
                        2010                   1,155
                        2011                     835
                        2012                      78
                     Thereafter                   74
                                            --------
                                            $  5,074
                                            ========

Total rental expense amounted to $1,672, $1,651 and $1,760 for fiscal 2007, 2006 and 2005, respectively.

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

(17) RELATED PARTY TRANSACTIONS

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters. During fiscal 2007, 2006 and 2005, the Company incurred legal fees of $329, $315 and $215, respectively, for services rendered to the Company by those law firms.

In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australia-based Nufarm Limited. Each company owns 50% of the joint venture, named S.R.F.A., LLC. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A., with those loans being evidenced by demand notes that bear interest at 3.0% per annum. During fiscal 2005, S.R.F.A. repaid $500 of principal to each of Nufarm and the Company. The amounts due Nufarm at June 30, 2007 and 2006 are included as a note payable in the accompanying consolidated balance sheets.

(18) OTHER RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board's ("FASB") EITF issued EITF 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)." The Task Force determined that the presentation of certain taxes on either a gross basis (included in revenues and expenses) or a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. An entity is not required to re-evaluate its existing policies related to taxes assessed by a governmental authority. However, an entity is required to disclose the amounts of such taxes reported on a gross basis. The Company has adopted EITF 06-3 and reports these taxes on a net basis.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities--Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

(19) SEGMENT INFORMATION

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


                                      ACETO CORPORATION AND SUBSIDIARIES
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                                   (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


                                Health         Chemicals &        Crop         Institutional    Consolidated
                               Sciences         Colorants       Protection   Sanitary Supplies     Totals
                               --------        -----------     -----------   -----------------  ------------
2007
----
Net sales                      $ 170,691        $ 123,299       $  19,483               -       $ 313,473
Net gross profit                  33,007           16,556           4,930               -          54,493


2006
----
Net sales                      $ 166,725        $ 110,869       $  19,734               -       $ 297,328
Gross profit                      32,313           17,144           4,760               -          54,217
Unallocated cost of sales (1)                                                                      (3,259)
                                                                                                ---------
Net gross profit                                                                                $  50,958
                                                                                                =========

2005
----
Net sales                      $ 184,577        $ 104,777       $  20,031       $   4,046       $ 313,431
Gross profit                      32,886           17,257           6,719             696          57,558
Unallocated cost of sales (1)                                                                      (4,407)
                                                                                                ---------
Net gross profit                                                                                $  53,151
                                                                                                =========


(1) Prior to July 2006, certain freight and storage costs were not able to be allocated to the segments. Effective July 2006, as a result of certain system improvements, all freight and storage costs are allocated to a particular segment. Therefore, the unallocated portion of certain freight and storage costs for the year ended June 30, 2007 have now been identified to the segments as presented above. Total Company gross profit and margin were not affected by this change in allocation of costs. However, the comparison of gross profit by segment will be affected by the change in allocation of these costs.

Net sales by source country for the years ended June 30, 2007, 2006 and 2005 and long-lived assets by location as of June 30, 2007 and 2006 were as follows:


                             NET SALES                         GROSS PROFIT               LONG-LIVED ASSETS
                 --------------------------------    --------------------------------    --------------------
                   2007        2006        2005        2007        2006        2005        2007         2006
                 --------    --------    --------    --------    --------    --------    --------    --------
United States    $184,391    $184,395    $183,447    $ 29,779    $ 30,348    $ 29,179    $  5,229    $  3,033
Germany            68,484      56,464      63,518      17,371      14,311      13,041       3,826       4,061
Netherlands         8,579      10,095       8,018       1,594       1,791       1,686          73         179
France             16,812      15,543      12,609       1,973       1,808       1,561          68          80
Asia-Pacific       35,207      30,831      45,839       3,776       2,700       7,684       2,847       2,999
                 --------    --------    --------    --------    --------    --------    --------    --------
Total            $313,473    $297,328    $313,431    $ 54,493    $ 50,958    $ 53,151    $ 12,043    $ 10,352
                 ========    ========    ========    ========    ========    ========    ========    ========

Sales generated from the United States to foreign countries amounted to $35,540, $29,152 and $26,111 for the fiscal years ended June 30, 2007, 2006 and 2005, respectively.

                       ACETO CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    YEARS ENDED JUNE 30, 2007, 2006 AND 2005
                    (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)


(20) UNAUDITED QUARTERLY FINANCIAL DATA

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2007 and 2006.


                                                    For the quarter ended
                                --------------------------------------------------------
                                September 30,    December 31,     March 31,     June 30,
FISCAL YEAR ENDED JUNE 30, 2007      2006           2006            2007           2007
                                --------------------------------------------------------
Net sales                           $74,725        $75,686        $75,879        $87,183
Gross profit                         12,561         12,562         12,876         16,494
Net income                            2,462          1,744          1,800          4,206

Net income per diluted share        $  0.10        $  0.07        $  0.07        $  0.17

                                                    For the quarter ended
                                --------------------------------------------------------
                                September 30,    December 31,     March 31,     June 30,
FISCAL YEAR ENDED JUNE 30, 2006       2005          2005           2006            2006
                                --------------------------------------------------------
Net sales                           $75,046        $69,498        $80,915        $71,869
Gross profit                         12,556         11,500         13,513         13,389
Net income                            1,974          1,547          2,751          2,965

Net income per diluted share        $  0.08        $  0.06        $  0.11        $  0.12


The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year's net income per common share.


                                                                                                Schedule II

                                     ACETO CORPORATION AND SUBSIDIARIES

                                     VALUATION AND QUALIFYING ACCOUNTS

                              For the years ended June 30, 2007, 2006 and 2005
                                           (dollars in thousands)

                                      Balance at       Charged to  Charged to
                                      beginning of     costs and      other                    Balance at
      Description                         year         expenses      accounts   Deductions     end of year
----------------------------------------------------------------------------------------------------------
Year ended June 30, 2007
     Allowance for doubtful accounts      $  416         $  132            -      $   57(a)         $  491
                                          ======         ======                   ========          ======
Year ended June 30, 2006
     Allowance for doubtful accounts      $  427         $   38            -      $   49(a)         $  416
                                          ======         ======                   ========          ======
Year ended June 30, 2005
     Allowance for doubtful accounts      $1,033         $  343            -      $  949(a)         $  427
                                          ======         ======                   ========          ======

(a)  Specific accounts written off as uncollectible.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION


                                                   By:  /s/ Leonard S. Schwartz
                                                   ----------------------------
                                                   Leonard S. Schwartz
                                                   Chairman, President and
                                                   Chief Executive Officer


                                                   Date:   September 6, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                            DATE
----------                           -----                            ----

/s/ Leonard S. Schwartz      Chairman, President and                 09-06-07
----------------------       Chief Executive Officer
Leonard S. Schwartz          (Principal Executive Officer)


/s/ Douglas Roth             Secretary/Treasurer and                 09-06-07
----------------------       Chief Financial Officer
Douglas Roth                 (Principal Financial and
                             Accounting Officer)


/s/ Stanley Fischer          Director                                09-06-07
----------------------
Stanley Fischer


/s/ Robert Wiesen            Director                                09-06-07
----------------------
Robert Wiesen


/s/ Ira S. Kallem            Director                                09-06-07
----------------------
Ira S. Kallem


/s/ Albert L. Eilender       Director                                09-06-07
----------------------
Albert L. Eilender


/s/ Hans C. Noetzli          Director                                09-06-07
----------------------
Hans C. Noetzli


/s/ William Britton          Director                                09-06-07
----------------------
William Britton

                                  EXHIBIT INDEX

Exhibit Number         Description
--------------         -----------
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

        10.20* Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 26, 2007.

        21.1*   Subsidiaries of the Company.

        23.1*   Consent of BDO Seidman, LLP.

        23.2*   Consent of KPMG LLP.

        31.1* Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        31.2* Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to
                Section 302 of the Sarbanes-Oxley Act of 2002

        32.1* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2* Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
* Filed herewith