Form 10-Q
period 2007-09-30
ACETO CORP
filed 2007-11-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission file number 000-04217

ACETO CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1720520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hollow Lane, Lake Success, NY 11042
(Address of principal executive offices)

(516) 627-6000
(Registrant's telephone number, including area code)

www.aceto.com
(Registrant’s website address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer” and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐                                                                Accelerated filer ☒                                                      Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant has 24,345,785 shares of common stock outstanding as of November 5, 2007.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	September 30, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,416	$32,320
Investments	3,098	3,036
Trade receivables, less allowance for doubtful
accounts (September, $413, June $491)	56,120	58,206
Other receivables	5,036	3,123
Inventory	59,759	60,679
Prepaid expenses and other current assets	1,369	1,128
Deferred income tax benefit, net	2,564	2,541
Total current assets	165,362	161,033

Long-term notes receivable	424	449
Property and equipment, net	4,235	4,406
Property held for sale	5,268	5,268
Goodwill	1,877	1,820
Intangible assets, net	5,750	5,817
Deferred income tax benefit, net	4,313	5,958
Other assets	4,013	3,727

TOTAL ASSETS	$191,242	$188,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,796	$32,539
Short-term bank loans	-	25
Note payable – related party	500	500
Accrued expenses	16,929	14,154
Deferred income tax liability	885	885
Total current liabilities	47,110	48,103

Long-term liabilities	6,688	6,684
Environmental remediation liability	5,816	5,816
Deferred income tax liability	2,592	2,746
Minority interest	320	302
Total liabilities	62,526	63,651

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,346 and 24,330 shares outstanding at September 30, 2007 and June 30, 2007, respectively	256	256
Capital in excess of par value	56,885	56,854
Retained earnings	75,713	74,419
Treasury stock, at cost, 1,298 and 1,314 shares at September 30, 2007 and June 30, 2007, respectively	(12,542)	(12,693)
Accumulated other comprehensive income	8,404	5,991
Total shareholders’ equity	128,716	124,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,242	$188,478

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,
	2007	2006

Net sales	$79,528	$74,725
Cost of sales	64,965	62,164
Gross profit	14,563	12,561

Selling, general and administrative expenses	10,786	9,155
Research and development expenses	172	6
Operating income	3,605	3,400

Other income (expense):
Interest expense	(15)	(13)
Interest and other income, net	327	288
	312	275

Income before income taxes	3,917	3,675
Provision for income taxes	2,623	1,213
Net income	$1,294	$2,462

Net income per common share	$0.05	$0.10
Diluted net income per common share	$0.05	$0.10

Weighted average shares outstanding:
Basic	24,336	24,282
Diluted	24,851	24,581

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three Months Ended September 30,
	2007	2006
Operating activities:
Net income	$1,294	$2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	639	381
Provision for doubtful accounts	(30)	35
Non-cash stock compensation	83	114
Deferred income taxes	1,468	662
Unrealized gain on trading securities	(41)	(5)
Changes in assets and liabilities:
Trade accounts receivable	3,048	(3,016)
Other receivables	(1,725)	(707)
Inventory	1,651	1,850
Prepaid expenses and other current assets	(225)	(315)
Other assets	(359)	(301)
Accounts payable	(4,233)	582
Other accrued expenses and liabilities	2,437	2,839
Net cash provided by operating activities	4,007	4,581

Investing activities:
Payments received on notes receivable	19	8
Purchases of property and equipment, net	(98)	(149)
Purchases of investments	-	(2,001)
Purchase of intangible asset	-	(42)
Net cash used in investing activities	(79)	(2,184)

Financing activities:
Proceeds from exercise of stock options	70	13
Excess tax benefit on exercise of stock options	13	4
Payments of short-term bank loans	(25)	-
Net cash provided by financing activities	58	17

Effect of exchange rate changes on cash	1,110	115

Net increase in cash	5,096	2,529
Cash at beginning of period	32,320	33,732
Cash at end of period	$37,416	$36,261

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(1)    Basis of Presentation

The condensed consolidated financial statements of Aceto Corporation and subsidiaries (“Aceto” or the “Company”) included herein have been prepared by the Company and reflect all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows for all periods presented.  Interim results are not necessarily indicative of results which may be achieved for the full year.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  The Company’s most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventories; goodwill and other indefinite-lived intangible assets; long-lived assets; environmental and other contingencies; income taxes; and stock-based compensation.

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2007.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

(2)    Investments

A summary of short-term investments were as follows:

	September 30, 2007		June 30, 2007
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$918	$152	$877	$152

Available for sale securities
Corporate bonds	1,190	$1,203	1,187	$1,203
Government and agency securities	990	$1,000	972	$1,000
	$3,098		$3,036

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains on trading securities were $41 and $5 for the three months ended September 30, 2007 and 2006, respectively.

 (3)    Goodwill and Other Intangible Assets

Goodwill of $1,877 and $1,820 as of September 30, 2007 and June 30, 2007, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)    Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The Company’s only potential common shares outstanding are stock options, which resulted in a dilutive effect of 515 and 299 shares for the three months ended September 30, 2007, and 2006, respectively.  There were 1,204 and 1,692 stock options outstanding as of September 30, 2007, and 2006, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2007, and 2006, respectively because their effect would have been anti-dilutive.

(5)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:
	Three months ended September 30,
	2007	2006
Comprehensive income:
Net income	1,294	2,462
Foreign currency translation adjustment	2,391	365
Unrealized gain on available for sale securities	21	34
Change in fair value of cross currency interest rate swaps	1	90
Total	$3,707	$2,951

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency.  Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  The foreign currency translation adjustment for the three months ended September 30, 2007 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(6)    Income Taxes

The decrease in the net deferred income tax assets of $1,468 for the quarter ended September 30, 2007 related to German tax reform which was enacted in August 2007 that reduces the corporate tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction becomes effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset as of September 30, 2007 was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the three months ended September 30, 2007.

The decrease in the net deferred income tax assets of $662 for the quarter ended September 30, 2006 related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of September 30, 2007. The Company did not recognize interest or penalties related to income taxes during the three months ended September 30, 2007. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2001).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(7)    Commitments and Contingencies

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business.  The impact of the final resolution of these matters on the Company’s results of operations in a particular reporting period is not known.  Management is of the opinion, however, that the ultimate outcome of such matters will not have a material adverse effect upon the Company’s financial condition or liquidity.

In May 2007, February 2007 and September 2006, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that it is a very minor contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2007, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $6,136 and $7,611.  As of September 30, 2007 and June 30, 2007 a liability of $6,136 is included in the accompanying condensed consolidated balance sheets.   However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, the Company has filed a claim against BASF Corporation (BASF), the former owners of the Arsynco property. The Company alleges that BASF is liable for a portion of the cost to remediate, however, since collection is uncertain at this time, no asset has been recorded.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRP’s which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRP’s and their financial strength.  Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of three such task force groups and historically, payments have been in the range of $250 - $500 per year.  The Company may be required to make additional payments in the future.

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

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $656 and $702 as of September 30, 2007 and June 30, 2007, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

(8)    Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

(9)    Segment Information

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Crop Protection - includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. Also includes a sprout inhibitor for potatoes and an herbicide for sugar cane. The Company changed the name of this segment from Agrochemicals to Crop Protection in 2007 to more accurately portray the markets in which it does business.

The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Three Months Ended September 30, 2007 and 2006:

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2007
Net sales	$46,680	$28,307	$4,541	$79,528
Gross profit	10,102	3,594	867	14,563

2006
Net sales	$42,504	$28,842	$3,379	$74,725
Gross profit	8,217	3,557	787	12,561

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2007 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2007 and 2006, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2007.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2007, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 5, 2007, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN LLP

Melville, New York
November 7, 2007

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, uncertain military, political and economic conditions in the world, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, the nature and pricing of competing products, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, continued successful integration of acquisitions, and economic and political conditions in the United States and abroad.  We undertake no obligation to update any such forward-looking statements, other than as required by law.

NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar amounts are expressed in thousands, except for share prices and per-share amounts.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

Executive Summary

We are reporting net sales of $79,528 for the three months ended September 30, 2007, which represents a 6.4% increase from the $74,725 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2007 was $14,563 and our gross margin was 18.3% as compared to gross profit of $12,561 and gross margin of 16.8% in the comparable prior period.  Our selling, general and administrative costs for the three months ended September 30, 2007 increased to $10,786, an increase of 17.8% over the $9,155 we reported in the prior period.  Our net income decreased to $1,294, or $0.05 per diluted share, a decrease of 47.4% compared to the prior period.

Our financial position as of September 30, 2007 remains strong, as we had cash of $37,416, working capital of $118,252, no long-term debt and shareholders’ equity of $128,716.

Our ongoing business is separated into three segments:  Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (“APIs”), pharmaceutical intermediates, nutritionals and biopharmaceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved ANDAs. The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.

By leveraging our worldwide sourcing and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Products that fall within this segment include intermediates for dyes, pigments and agrochemicals.  We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances. Many of Aceto’s raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. We expect that continued global Gross Domestic Product growth will drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, we expect that industry supply/demand balances will remain favorable. However, continued volatility in energy costs will add uncertainty to our profit outlook.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that Aceto has received. Our plan is to develop over time a pipeline of additional products in a similar manner.

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

In this MD&A section, we explain our general financial condition and results of operations, including the following:

•	factors that affect our business
•	our earnings and costs in the periods presented
•	changes in earnings and costs between periods
•	sources of earnings
•	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2007 and 2006.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2007, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2007, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

	Net Sales by Segment Three months ended September 30,

					Comparison 2007
	2007		2006		Over/(Under) 2006
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$46,680	58.7%	$42,504	56.9%	$4,176	9.8%
Chemicals & Colorants	28,307	35.6	28,842	38.6	(535)	(1.9)
Crop Protection	4,541	5.7	3,379	4.5	1,162	34.4

Net sales	$79,528	100.0%	$74,725	100.0%	$4,803	6.4%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2007
	2007		2006		Over/(Under) 2006
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$10,102	21.6%	$8,217	19.3%	$1,885	22.9%
Chemicals & Colorants	3,594	12.7	3,557	12.3	37	1.0
Crop Protection	867	19.1	787	23.3	80	10.2

Gross Profit	$14,563	18.3%	$12,561	16.8%	$2,002	15.9%

Net Sales

Net sales increased $4,803, or 6.4%, to $79,528 for the three months ended September 30, 2007, compared with $74,725 for the prior period.  We reported sales increases in our Health Sciences and Crop Protection segments which were partially offset by a slight sales decrease in our Chemicals & Colorants segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $4,176 for the three months ended September 30, 2007, to $46,680, which represents a 9.8% increase from net sales of $42,504 for the prior period.  This increase is the result of an increase of $2,307 in the domestic generics product group, which consists of over forty products, as well as increased sales from our foreign operations of $1,443, specifically our German and Singapore operations.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $28,307 for the three months ended September 30, 2007, which is relatively consistent with $28,842 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets.  The slight decrease of $535, or 1.9%, over the prior period is partially attributable to a decline in sales of pigment intermediates and other intermediates which together decreased $937, a reduction of $1,202 in sales of our products sold to the food and beverage industries, offset in part by an increase of $955 of sales of our pigments products and a $621 increase in sales of our agricultural intermediates.

Crop Protection

Net sales for the Crop Protection segment increased to $4,541 for the three months ended September 30, 2007, an increase of $1,162, or 34.4%, from net sales of $3,379 for the prior period.  The increase over the prior period is primarily attributed to increased sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit increased $2,002 to $14,563 (18.3% of net sales) for the three months ended September 30, 2007, as compared to $12,561 (16.8% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $10,102 for the three months ended September 30, 2007 was $1,885 or 22.9% higher than the prior period.  This increase in gross profit was attributable to $1,074 increase in gross profit from our foreign operations, primarily Germany and Singapore, as well as the overall increase in sales volume. Gross profit as a percentage of sales for the three months ended September 30, 2007 increased to 21.6% from 19.3% for the prior period due primarily to favorable product mix in our nutraceutical products.

Chemicals & Colorants

Gross profit for the three months ended September 30, 2007 increased by $37, or 1%, over the prior period. The gross margin was 12.7% for the three months ended September 30, 2007 compared to 12.3% for the prior period.  The increase in the gross margin relates to an increase in our foreign operations.

Crop Protection

Gross profit for the Crop Protection segment increased to $867 for the three months ended September 30, 2007, versus $787 for the prior period, an increase of $80 or 10.2%.  Despite an increase in sales, gross margin for the quarter was 19.1% compared to the prior period gross margin of 23.3%. The decrease in the gross margin percentage primarily relates to lower gross profit on the sprout inhibitor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $1,631, or 17.8%, to $10,786 for the three months ended September 30, 2007 compared to $9,155 for the prior period.  As a percentage of sales, SG&A increased to 13.6% for the three months ended September 30, 2007 versus 12.3% for the prior period.  The increase in SG&A relates primarily to an increase of $983 in legal expenses, the majority of which has been incurred relating to an anti-trust case that the Company has commenced against the owner of certain licensed technology used with one of our crop protection products.  We expect the legal fees related to this case to decrease once the hearing has concluded.  In addition, the prior year amount was reduced by $243 of proceeds received from credit insurance, which there was no comparable amount received during the three months ended September 30, 2007, as well as $106 of the increase relates to a rise in personnel related costs for our foreign operations.

Research and Development Expenses

Research and development expenses (“R&D”) increased $166 over the prior period to $172 for the three months ended September 30, 2007. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the three months ended September 30, 2007, operating income was $3,605 compared to $3,400 in the prior period, an increase of $205 or 6.0%.  This increase was due to the overall increase in gross profit of $2,002 offset by the $1,797 increase in SG&A and R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $327 for the three months ended September 30, 2007, which represents an increase of $39 over the prior period mainly due to unrealized gains on trading securities.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2007 increased to 67.0% from 33.0% for the prior period.  The increase in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduces the corporate tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction becomes effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset as of September 30, 2007 was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the three months ended September 30, 2007.  Without this charge, we expect the fiscal 2008 effective tax rate to be 30.5% as compared to last year’s effective tax rate of 33.8%.

Liquidity and Capital Resources

Cash Flows

At September 30, 2007, we had $37,416 in cash, $3,098 in short-term investments and no short-term bank loans.  Working capital was $118,252 at September 30, 2007 versus $112,930 at June 30, 2007.

Our cash position at September 30, 2007 increased $5,096 from the amount at June 30, 2007.  Operating activities for the three months ended September 30, 2007 provided cash of $4,007, for this period, as compared to cash provided by operations of $4,581 for the comparable 2006 period. The $4,007 was comprised of $1,294 in net income and $2,119 derived from adjustments for non-cash items plus a net $594 increase from changes in operating assets and liabilities. The non-cash items included $639 in depreciation and amortization expense and $1,468 for the deferred income taxes provision. Accounts receivable decreased $3,048 during the three months ended September 30, 2007, due to decreased sales during the first quarter of 2008 as compared to the fourth quarter of 2007, as well as an improvement in days sales outstanding. Inventories decreased by approximately $1,651 and accounts payable decreased by $4,233 as a result of orders for the Health Sciences and Chemicals and Colorants segments that we took in the fourth quarter of 2007 that did not ship until first quarter of 2008.  Other accrued expenses and long-term liabilities increased $2,437 during the three months ended September 30, 2007, due primarily to an increase in accrued expenses related to a joint venture and an increase in accrued expenses for our foreign subsidiaries related to increased sales and profitability overseas partially offset by a decrease in accrued compensation as performance payments were made in September 2007. Other receivables increased $1,725 due to an increase in VAT taxes receivables in our European subsidiaries.  Operating activities for the three months ended September 30, 2006 provided cash of $4,581, primarily due to net income of $2,462 and changes in assets and liabilities.

Investing activities for the three months ended September 30, 2007 used cash of $79 primarily related to purchases of property and equipment. Investing activities for the three months ended September 30, 2006 used cash of $2,184, primarily as a result of purchases of investments of $2,001.

Financing activities for the three months ended September 30, 2007 provided cash of $58 primarily as a result of proceeds from the exercise of stock options of $70. Financing activities for the three months ended September 30, 2006 provided cash of $17 primarily as a result of proceeds from the exercise of stock options of $13.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $20,641, as of September 30, 2007.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At September 30, 2007, we had utilized $656 in letters of credit, leaving $9,344 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at September 30, 2007.

Working Capital Outlook

Working capital was $118,252 at September 30, 2007 versus $112,930 at June 30, 2007.  The increase in working capital was primarily attributable to net income, reduction of trade receivables and inventory during the quarter.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In October 2007, the Company formed a joint venture in connection with their crop protection business.  The joint venture will require us to acquire product registration costs and related data filed with the United States Environmental Protection Agency, which could approximate $2,100 in fiscal 2008.  We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, have a material effect on our effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of September 30, 2007. The Company did not recognize interest or penalties related to income taxes during the three months ended September 30, 2007. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2001).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (" SFAS No. 159"). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $3,098 at September 30, 2007.  Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $310 as of September 30, 2007.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2007, we had foreign currency contracts outstanding that had a notional amount of $11,836.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2007, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  In May 2003 we entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan.  Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments.  The change in fair value of the swap from date of purchase to September 30, 2007, was $(75).  The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying condensed consolidated statements of income.  Since our interest rate swap qualifies as a hedging activity, the change in their fair value, amounting to $(1) and $(90) for the three months ended September 30, 2007 and 2006, respectively, is recorded in accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On September 30, 2007, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of September 30, 2007, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,153.  Actual results may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I – “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2007 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2007 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE November 9, 2007	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

DATE November 9, 2007	BY	/s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)