Form 10-Q
period 2007-12-31
ACETO CORP
filed 2008-02-08
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007
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

Yes ☐  No ☒

The Registrant has 24,433,614 shares of common stock outstanding as of February 5, 2008.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2007

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

Condensed Consolidated Balance Sheets – December 31, 2007 (unaudited) and June 30, 2007	3

Condensed Consolidated Statements of Income – Six Months Ended December 31, 2007 and 2006 (unaudited)	4

Condensed Consolidated Statements of Income – Three Months Ended December 31, 2007 and 2006 (unaudited)	5

Condensed Consolidated Statements of Cash Flows – Six Months Ended December 31, 2007 and 2006 (unaudited)	6

Notes to Condensed Consolidated Financial Statements (unaudited)	7

Report of Independent Registered Public Accounting Firm	14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	25

Item 4.	Submission of Matters to a Vote of Security Holders	27

Item 6.	Exhibits	27

Signatures	28

Exhibits

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	December 31, 2007	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,030	$32,320
Investments	3,125	3,036
Trade receivables, less allowance for doubtful
accounts (December, $415, June $491)	57,611	58,206
Other receivables	4,292	3,123
Inventory	65,536	60,679
Prepaid expenses and other current assets	1,237	1,128
Deferred income tax benefit, net	2,681	2,541
Total current assets	173,512	161,033

Long-term notes receivable	399	449
Property and equipment, net	4,473	4,406
Property held for sale	5,268	5,268
Goodwill	1,910	1,820
Intangible assets, net	5,614	5,817
Deferred income tax benefit, net	4,387	5,958
Other assets	4,114	3,727

TOTAL ASSETS	$199,677	$188,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,638	$32,539
Short-term bank loans	-	25
Note payable – related party	500	500
Accrued expenses	18,875	14,154
Deferred income tax liability	885	885
Total current liabilities	54,898	48,103

Long-term liabilities	6,797	6,684
Environmental remediation liability	5,816	5,816
Deferred income tax liability	2,654	2,746
Minority interest	327	302
Total liabilities	70,492	63,651

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued;
24,432 and 24,330 shares outstanding at December 31, 2007 and June 30, 2007, respectively	256	256
Capital in excess of par value	56,371	56,854
Retained earnings	74,178	74,419
Treasury stock, at cost, 1,212 and 1,314 shares at December 31, 2007 and June 30, 2007, respectively	(11,710)	(12,693)
Accumulated other comprehensive income	10,090	5,991
Total shareholders’ equity	129,185	124,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$199,677	$188,478

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Six Months Ended December 31,
	2007	2006

Net sales	$156,633	$150,411
Cost of sales	129,591	125,288
Gross profit	27,042	25,123

Selling, general and administrative expenses	21,364	18,995
Research and development expenses	353	6
Operating income	5,325	6,122

Other (expense) income:
Interest expense	(31)	(81)
Interest and other (expense) income, net	(14)	256
	(45)	175

Income before income taxes	5,280	6,297
Provision for income taxes	3,078	2,091
Net income	$2,202	$4,206

Net income per common share	$0.09	$0.17
Diluted net income per common share	$0.09	$0.17

Weighted average shares outstanding:
Basic	24,341	24,288
Diluted	24,834	24,625

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended December 31,
	2007	2006

Net sales	$77,105	$75,686
Cost of sales	64,626	63,124
Gross profit	12,479	12,562

Selling, general and administrative expenses	10,578	9,840
Research and development expenses	181	-
Operating income	1,720	2,722

Other (expense) income:
Interest expense	(16)	(68)
Interest and other (expense) income, net	(341)	(32)
	(357)	(100)

Income before income taxes	1,363	2,622
Provision for income taxes	455	878
Net income	$908	$1,744

Net income per common share	$0.04	$0.07
Diluted net income per common share	$0.04	$0.07

Weighted average shares outstanding:
Basic	24,346	24,293
Diluted	24,817	24,670

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six Months Ended December 31,
	2007	2006
Operating activities:
Net income	$2,202	$4,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202	867
Provision for doubtful accounts	9	59
Non-cash stock compensation	415	246
Deferred income taxes	1,339	802
Unrealized gain on trading securities	(54)	(65)
Changes in assets and liabilities:
Trade accounts receivable	2,080	(4,808)
Other receivables	(921)	(1,450)
Inventory	(3,504)	(3,219)
Prepaid expenses and other current assets	(147)	(259)
Other assets	(635)	(373)
Accounts payable	893	5,838
Other accrued expenses and liabilities	2,590	1,162
Net cash provided by operating activities	5,469	3,006

Investing activities:
Payments received on notes receivable	49	34
Purchases of property and equipment, net	(586)	(339)
Purchases of investments	-	(6,222)
Purchase of intangible asset	-	(401)
Net cash used in investing activities	(537)	(6,928)

Financing activities:
Proceeds from exercise of stock options	70	151
Excess tax benefit on exercise of stock options	13	24
Payments of short-term bank loans	(25)	-
Net cash provided by financing activities	58	175

Effect of exchange rate changes on cash	1,720	623

Net increase in cash	6,710	(3,124)
Cash at beginning of period	32,320	33,732
Cash at end of period	$39,030	$30,608

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2007 and December 31, 2006 of $2,443 and $1,823, respectively, related to dividends declared but not paid.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  The Company’s most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventories; goodwill and other indefinite-lived intangible assets; long-lived assets; environmental and other contingencies; income taxes; and stock-based ompensation.

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

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

(2)    Investments

A summary of short-term investments were as follows:

	December 31, 2007		June 30, 2007
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$931	$152	$877	$152

Available for sale securities
Corporate bonds	1,195	$1,203	1,187	$1,203
Government and agency securities	999	$1,000	972	$1,000
	$3,125		$3,036

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains on trading securities were $13 and $63 for the three months ended December 31, 2007 and 2006, respectively.   Unrealized gains on trading securities were $54 and $65 for the six months ended December 31, 2007 and 2006, respectively.

 (3)   Goodwill and Other Intangible Assets

Goodwill of $1,910 and $1,820 as of December 31, 2007 and June 30, 2007, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)    Stock-Based Compensation

The Company accounts for share-based compensation cost in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”

At the annual meeting of shareholders of the Company held December 6, 2007, the shareholders approved the Aceto Corporation 2007 Long-Term Performance Incentive Plan (the "Plan"). The Company has reserved 700 shares of common stock for issuance under the Plan to the Company’s employees and non-employee directors. There are five types of awards that may be granted under the Plan-options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units and performance incentive units.

In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Compensation expense of $718, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. Total compensation expense related to stock options for the six months ended December 31, 2007 and 2006 was $180 and $213, respectively and $119 and $116 for the three months ended December 31, 2007 and 2006, respectively.

In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model, including an estimate of forfeiture rates.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In fiscal 2007, the Company utilized the “simplified” method prescribed in SEC Staff Accounting Bulletin No. 107 to estimate the expected life. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Six months ended December 31,
	2007	2006

Expected life	5.6 years	5.5 years
Expected volatility	46.0%	57.0%
Risk-free interest rate	3.55%	4.40%
Dividend yield	2.50%	1.82%

In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years and will result in remaining stock-based compensation expense of approximately $654.  In accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.  For the three and six months ended December 31, 2007, the Company recorded stock-based compensation expense of approximately $199 for these shares of restricted common stock and restricted stock units, of which $186 of compensation expense related to retiree eligibility.  Therefore, the compensation expense for the quarter ended December 31, 2007 is not representative of the compensation expense for the entire fiscal year.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(5)    Common Stock

On December 6, 2007, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share which was paid on January 11, 2008 to shareholders of record on December 21, 2007.  The amount paid for the cash dividend of $2,443 was included in other accrued expenses at December 31, 2007.

On February 7, 2008, the Company's board of directors declared a special dividend of $0.05 per share to be distributed on March 7, 2008 to shareholders of record as of February 22, 2008.

(6)    Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2007	2006	2007	2006

Weighted average shares outstanding	24,341	24,288	24,346	24,293
Dilutive effect of stock options and restricted stock awards and units	493	337	471	377
Diluted weighted average shares outstanding	24,834	24,625	24,817	24,670

There were 1,316 and 1,645 common shares outstanding as of December 31, 2007 and 2006, repectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive. There were 1,427 and 1,599 common shares outstanding as of December 31, 2007 and 2006, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2007 and 2006, respectively, because their effect would have been anti-dilutive.

(7)    Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Six months ended December 31,		Three months ended December 31,
	2007	2006	2007	2006
Comprehensive income:
Net income	$2,202	4,206	$908	$1,744
Foreign currency translation adjustment	4,050	1,724	1,659	1,359
Unrealized gain on available for sale securities	37	36	16	2
Change in fair value of cross currency interest rate swaps	12	98	11	8
Total	$6,301	$6,064	$2,594	$3,113

The financial statements of the Company's foreign subsidiaries are measured using the local currency as the functional currency.  Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  The foreign currency translation adjustment for the three and six months ended December 31, 2007 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(8)    Income Taxes

The decrease in the net deferred income tax assets of $1,339 for the six months ended December 31, 2007 related primarily to German tax reform which was enacted in August 2007 that reduces the corporate tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction becomes effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the six months ended December 31, 2007.

The decrease in the net deferred income tax assets of $802 for the six months ended December 31, 2006 related to the reduction of taxes payable due to the utilization of foreign net operating loss carry forwards.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of December 31, 2007. The Company did not recognize interest or penalties related to income taxes during the three and six months ended December 31, 2007. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2001).

(9)    Commitments and Contingencies

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

In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties ("PRP Group") who are working with the State of Tennessee (the "State") to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2007, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company estimated that the costs of remediation could be between $6,136 and $7,611.  As of December 31, 2007 and June 30, 2007 a liability of $6,136 is included in the accompanying condensed consolidated balance sheets.   However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

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

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009.  As of December 31, 2007, the aggregate future rental payments of the third party that are guaranteed by the Company are $532 and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $1,350 and $702 as of December 31, 2007 and June 30, 2007, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

(10)     Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management is currently assessing the impact of SFAS No. 157 on the consolidated financial position and results of operations.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  Management is currently evaluating the impact of SFAS No. 160 on the consolidated financial position and results of operations.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

(11)     Segment Information

The Company's business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

Health Sciences- includes the active ingredients for generic pharmaceuticals, vitamins, and nutritional supplements, as well as products used in preparing pharmaceuticals, primarily by major innovative drug companies, and biopharmaceuticals.

Chemicals & Colorants- includes a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

Crop Protection- includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. The Crop Protection segment also includes a sprout inhibitor for potatoes and an herbicide for sugar cane. The Company changed the name of this segment from Agrochemicals to Crop Protection in 2007 to more accurately portray the markets in which it does business.

The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Six Months Ended December 31, 2007 and 2006:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2007
Net sales	$90,323	$58,165	$8,145	$156,633
Gross profit	17,457	7,987	1,598	27,042

2006
Net sales	$82,655	$57,385	$10,371	$150,411
Gross profit	15,415	7,268	2,440	25,123

Three Months Ended December 31, 2007 and 2006:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2007
Net sales	$43,643	$29,858	$3,604	$77,105
Gross profit	7,355	4,393	731	12,479

2006
Net sales	$40,151	$28,543	$6,992	$75,686
Gross profit	7,198	3,711	1,653	12,562

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2007 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2007 and 2006, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2007 and 2006 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2007.  These interim financial statements are the responsibility of the Company’s management.

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
February 7, 2008

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

Executive Summary

We are reporting net sales of $156,633 for the six months ended December 31, 2007, which represents a 4.1% increase from the $150,411 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2007 was $27,042 and our gross margin was 17.3% as compared to gross profit of $25,123 and gross margin of 16.7% in the comparable prior period.  Our selling, general and administrative costs for the six months ended December 31, 2007 increased to $21,364, an increase of 12.5% over the $18,995 we reported in the prior period.  Our net income decreased to $2,202, or $0.09 per diluted share, a decrease of 47.6% compared to the prior period.

Our financial position as of December 31, 2007 remains strong, as we had cash of $39,030, working capital of $118,614, no long-term debt and shareholders’ equity of $129,185.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2007 and 2006.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2007 Compared to Six Months Ended December 31, 2006

	Net Sales by Segment Six months ended December 31,

					Comparison 2007
	2007		2006		Over/(Under) 2006
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$90,323	57.7%	$82,655	55.0%	$7,668	9.3%
Chemicals & Colorants	58,165	37.1	57,385	38.1	780	1.4
Crop Protection	8,145	5.2	10,371	6.9	(2,226)	(21.5)

Net sales	$156,633	100.0%	$150,411	100.0%	$6,222	4.1%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2007
	2007		2006		Over/(Under) 2006
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$17,457	19.3%	$15,415	18.6%	$2,042	13.2%
Chemicals & Colorants	7,987	13.7	7,268	12.7	719	9.9
Crop Protection	1,598	19.6	2,440	23.5	(842)	(34.5)

Gross Profit	$27,042	17.3%	$25,123	16.7%	$1,919	7.6%

Net Sales

Net sales increased $6,222 or 4.1%, to $156,633 for the six months ended December 31, 2007, compared with $150,411 for the prior period.  We reported sales increases in our Health Sciences and Chemicals and Colorants segments which were partially offset by a sales decrease in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $7,668 for the six months ended December 31, 2007, to $90,323, which represents a 9.3% increase from net sales of $82,655 for the prior period.  This increase is the result of an increase of $3,079 in the domestic generics product group, which consists of over forty products, increased sales from our foreign operations of $2,784, specifically our German operations and $1,504 increase in sales of our pharmaceutical intermediates.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $58,165 for the six months ended December 31, 2007, which is relatively consistent with $57,385 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets.  The slight increase of $780, or 1.4%, over the prior period is partially attributable to an increase of $1,474 in sales of pigment intermediates and $2,271 increase in sales for chemicals used in aroma products. This increase is offset in part by $1,618 decline in sales of our products sold to the food, beverage and cosmetics industries and a $1,244 drop in sales of our agricultural intermediates.

Crop Protection

Net sales for the Crop Protection segment decreased to $8,145 for the six months ended December 31, 2007, a decrease of $2,226, or 21.5%, from net sales of $10,371 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of an herbicide used for sugar cane as well as decreased sales related to an insecticide in which the Company is currently involved in an antitrust matter related to certain licensed technology.

Gross Profit

Gross profit increased $1,919 to $27,042 (17.3% of net sales) for the six months ended December 31, 2007, as compared to $25,123 (16.7% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $17,457 for the six months ended December 31, 2007 was $2,042 or 13.2% higher than the prior period.  This increase in gross profit was attributable to $1,023 increase in gross profit from our foreign operations, primarily Germany as well as the overall increase in sales volume. Gross margin for the six months ended December 31, 2007 increased to 19.3% from 18.6% for the prior period due primarily to favorable product mix in our nutraceutical products.

Chemicals & Colorants

Gross profit for the six months ended December 31, 2007 increased by $719, or 9.9%, over the prior period. The gross margin was 13.7% for the six months ended December 31, 2007 compared to 12.7% for the prior period.  The increase in the gross margin primarily relates to a $330 settlement of an anti-dumping claim included in the prior year cost of sales as well as positive product mix on aroma chemicals.

Crop Protection

Gross profit for the Crop Protection segment decreased to $1,598 for the six months ended December 31, 2007, versus $2,440 for the prior period, a decrease of $842 or 34.5%.  Gross margin for the quarter was 19.6% compared to the prior period gross margin of 23.5%. The decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of a particular herbicide and insecticide as described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $2,369, or 12.5%, to $21,364 for the six months ended December 31, 2007 compared to $18,995 for the prior period.  As a percentage of sales, SG&A increased to 13.6% for the six months ended December 31, 2007 versus 12.6% for the prior period.  The increase in SG&A relates primarily to an increase of $1,334 in legal expenses, the majority of which has been incurred relating to an antitrust case that the Company has previously commenced against the owner of certain licensed technology used with one of our crop protection products.  In addition, the prior year amount was reduced by $243 of proceeds received from credit insurance, which there was no comparable amount received during the six months ended December 31, 2007, as well as $494 of the increase relates to a rise in personnel related costs for our foreign operations.

Research and Development Expenses

Research and development expenses (“R&D”) increased $347 over the prior period to $353 for the six months ended December 31, 2007. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the six months ended December 31, 2007, operating income was $5,325 compared to $6,122 in the prior period, a decrease of $797 or 13.0%.  This decrease was due to the $2,716 increase in SG&A and R&D expenses offset in part by the overall increase in gross profit of $1,919.

Interest and Other Income, Net

Interest and other (expense) income, net was ($14) for the six months ended December 31, 2007 versus $256 income for the prior period.  The increase in the expense is primarily due to $139 in net foreign currency exchange losses and $115 decrease in other income related to a government subsidy paid annually for doing business in a free trade zone in Shanghai, China.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2007 increased to 58.3% from 33.2% for the prior period.  The increase in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduces the corporate tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction becomes effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the six months ended December 31, 2007.  Without this charge, we expect the fiscal 2008 effective tax rate to be 30.5% as compared to last year’s effective tax rate of 33.8%.

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

	Net Sales by Segment Three months ended December 31,

					Comparison 2007
	2007		2006		Over/(Under) 2006
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$43,643	56.6%	$40,151	53.0%	$3,492	8.7%
Chemicals & Colorants	29,858	38.7	28,543	37.8	1,315	4.6
Crop Protection	3,604	4.7	6,992	9.2	(3,388)	(48.5)

Net sales	$77,105	100.0%	$75,686	100.0%	$1,419	1.9%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2007
	2007		2006		Over/(Under) 2006
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,355	16.9%	$7,198	17.9%	$157	2.2%
Chemicals & Colorants	4,393	14.7	3,711	13.0	682	18.4
Crop Protection	731	20.3	1,653	23.6	(922)	(55.8)

Gross profit	$12,479	16.2%	$12,562	16.6%	$(83)	( 0.7%)

Net Sales

Net sales increased $1,419, or 1.9%, to $77,105 for the three months ended December 31, 2007, compared with $75,686 for the prior period.  We reported sales increases in our Health Sciences and Chemicals and Colorants segments which were partially offset by a sales decrease in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $3,492 for the three months ended December 31, 2007, to $43,643, which represents an 8.7% increase from net sales of $40,151 for the prior period.  This increase is the result of an increase of $1,464 in sales of our pharmaceutical intermediates, as well as increased sales from our foreign operations of $1,341, specifically our German operations.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $29,858 for the three months ended December 31, 2007, an increase of $1,315 from net sales of $28,543 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets.  The increase of 4.6%, over the prior period is partially attributable to an increase in sales of pigment intermediates and other intermediates which together increased $1,369, $1,799 increase in sales for chemicals used in aroma products, offset in part by a decline of $1,865 of sales of our agricultural intermediates.

Crop Protection

Net sales for the Crop Protection segment decreased to $3,604 for the three months ended December 31, 2007, a decrease of $3,388, or 48.5%, from net sales of $6,992 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of an herbicide used for sugar cane as well as decreased sales related to an insecticide in which the Company is currently involved in an antitrust matter related to certain licensed technology. In addition, sales declined due to a decrease in sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit decreased slightly to $12,479 (16.2% of net sales) for the three months ended December 31, 2007, as compared to $12,562 (16.6% of net sales) for the prior period.

Health Sciences

Gross profit for the three months ended December 31, 2007 increased by $157, or 2.2%, over the prior period. The gross margin was 16.9% for the three months ended December 31, 2007 compared to 17.9% for the prior period.  The increase in gross profit was attributable to the overall increase in sales volume. Gross margin decreased due primarily to an unfavorable product mix in our domestic generics product group.

Chemicals & Colorants

Chemicals and Colorants’ gross profit of $4,393 for the three months ended December 31, 2007 was $682 or 18.4% higher than the prior period.  The gross margin was 14.7% for the three months ended December 31, 2007 compared to 13.0% for the prior period.  The increase in the gross profit and the gross margin percentage is due to an increase of $439 of gross profit on aroma chemicals due to increased sales volume as well as a positive product mix on these aroma chemicals. In addition, gross profit on miscellaneous organic chemicals increased by $149 over the prior period.

Crop Protection

Gross profit for the Crop Protection segment decreased to $731 for the three months ended December 31, 2007, versus $1,653 for the prior period, a decrease of $922 or 55.8%.  Gross margin for the quarter was 20.3% compared to the prior period gross margin of 23.6%. The decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of a particular herbicide and insecticide as described above.

Selling, General and Administrative Expenses

SG&A increased $738 or 7.5%, to $10,578 for the three months ended December 31, 2007 compared to $9,840 for the prior period.  As a percentage of sales, SG&A increased to 13.7% for the three months ended December 31, 2007 versus 13.0% for the prior period. The increase in SG&A relates primarily to an increase of $385 in legal expenses, the majority of which has been incurred relating to an anti-trust case that the Company has previously commenced against the owner of certain licensed technology used with one of our crop protection products.  In addition, $389 of the increase relates to a rise in personnel related costs for our foreign operations.

Research and Development Expenses

R&D increased $181 over the prior period for the three months ended December 31, 2007. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the three months ended December 31, 2007, operating income was $1,720 compared to $2,722 in the prior period, a decrease of $1,002 or 36.8%.  This decrease was due to the $919 increase in SG&A and R&D expenses and the overall decrease in gross profit of $83.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($341) for the three months ended December 31, 2007, which represents an increase of $309 in other expense over the prior period mainly due to $241 in net foreign currency exchange losses. The foreign currency exchange losses related primarily to the devaluation of US dollar assets being held by our Chinese subsidiary.  In fiscal 2006, the Chinese government announced it would no longer peg the Renminbi to the US dollar.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2007 was 33.4%, which was relatively consistent to 33.5% for the prior period.

Liquidity and Capital Resources

Cash Flows

At December 31, 2007, we had $39,030 in cash, $3,125 in short-term investments and no short-term bank loans.  Working capital was $118,614 at December 31, 2007 versus $112,930 at June 30, 2007.

Our cash position at December 31, 2007 increased $6,710 from the amount at June 30, 2007.  Operating activities for the six months ended December 31, 2007 provided cash of $5,469, for this period, as compared to cash provided by operations of $3,006 for the comparable 2006 period. The $5,469 was comprised of $2,202 in net income and $2,911 derived from adjustments for non-cash items plus a net $356 increase from changes in operating assets and liabilities. The non-cash items included $1,202 in depreciation and amortization expense and $1,339 for the deferred income taxes provision. Accounts receivable decreased $2,080 during the six months ended December 31, 2007, due to decreased sales during the second quarter of 2008 as compared to the fourth quarter of 2007, as well as an improvement in days sales outstanding. Inventories increased by approximately $3,504 and accounts payable increased by $893 due to the increase in the Chemicals and Colorants segment for an intermediate dye that is purchased from China, whereby the Company is carrying more stock due to a possible supplier interruption related to the Olympics to be held in China in the summer of 2008. Inventories in the Health Sciences segment also increased as a result of orders that did not ship until early January. Other accrued expenses and long-term liabilities increased $2,590 during the six months ended December 31, 2007, due primarily to an increase in accrued expenses related to a joint venture, an increase in accrued expenses for our foreign subsidiaries related to timing of income tax payments and VAT (value added tax) offset by a decrease in accrued compensation as performance payments were made in September 2007. Other receivables increased $921 due to an increase in VAT receivables in our European subsidiaries.  Our cash position at December 31, 2006 decreased $3,124 from the amount at June 30, 2006.  Operating activities provided cash of $3,006, primarily from net income of $4,206, partially offset by a net decrease caused by changes in assets and liabilities.

Investing activities for the six months ended December 31, 2007 used cash of $537 primarily related to purchases of property and equipment.   Investing activities for the six months ended December 31, 2006 used cash of $6,928 primarily related to purchases of investments of $6,222 and purchases of property and equipment and intangibles of $339 and $401, respectively.

Financing activities for the six months ended December 31, 2007 provided cash of $58 primarily as a result of proceeds from the exercise of stock options of $70.  Financing activities for the six months ended December 31, 2006 provided cash of $175 primarily from exercises of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $21,301, as of December 31, 2007.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At December 31, 2007, we had utilized $1,350 in letters of credit, leaving $8,650 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at December 31, 2007.

Working Capital Outlook

Working capital was $118,614 at December 31, 2007 versus $112,930 at June 30, 2007.  The increase in working capital was attributable to various factors including net income and a reduction of trade receivables during the period.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In October 2007, the Company formed a joint venture in connection with their crop protection business.  The joint venture will require us to acquire product registration costs and related data filed with the United States Environmental Protection Agency, which could approximate $2,100 in fiscal 2008.  In January 2008, the Company paid a cash dividend of $2,443 to the shareholders of record on December 21, 2007. On February 7, 2008, the Company's board of directors declared a special dividend of $0.05 per share to be distributed on March 7, 2008 to shareholders of record as of February 22, 2008. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, have a material effect on our effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of December 31, 2007. The Company did not recognize interest or penalties related to income taxes during the three and six months ended December 31, 2007. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2003 (in the case of certain foreign tax returns, calendar year 2001).

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. We are currently assessing the impact of SFAS No. 157 on our consolidated financial position and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  Management is currently evaluating the impact of SFAS No. 160 on the consolidated financial position and results of operations.

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R applies to business combinations for which the acquisition date is on or after December 15, 2008. The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $3,125 at December 31, 2007.  Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $313 as of December 31, 2007.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2007, we had foreign currency contracts outstanding that had a notional amount of $15,771.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2007, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  In May 2003 we entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan.  Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments.  The change in fair value of the swap from date of purchase to December 31, 2007, was $(63).  The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying condensed consolidated statements of income.  Since our interest rate swap qualifies as a hedging activity, the change in their fair value, amounting to $(12) and $(98) for the six months ended December 31, 2007 and 2006, respectively, is recorded in accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On December 31, 2007, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of December 31, 2007, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,389.  Actual results may differ.

Interest rate risk

Due to our financing, investing and cash-management activities, we are subject to market risk from exposure to changes in interest rates.  We utilize a balanced mix of debt maturities along with both fixed-rate and variable-rate debt to manage our exposure to changes in interest rates.  Our financial instrument holdings were analyzed to determine their sensitivity to interest rate changes.  In this sensitivity analysis, we used the same change in interest rate for all maturities.  All other factors were held constant.  If there were an adverse change in interest rates of 10%, the expected effect on net income related to our financial instruments would be immaterial.  However, there can be no assurances that interest rates will not significantly affect our results of operations.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ExchangeAct”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2007 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2007 other than changes to the first two risk factors set forth below and the addition of the third risk factor set forth below:

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

One of the Company’s crop protection products is subject to certain licensed technology, which expired in August 2007. The Company has commenced a lawsuit against the owner of the patent license bringing claims based on antitrust and related claims.   In December 2007, the Company’s motion for a preliminary injunction was denied. The Company intends to continue to pursue this matter vigorously in order to continue to license the technology and sell the particular crop protection product.  For the year end June 30, 2007 and 2006, net sales from this crop protection product were $3,244 and $4,832, respectively.

Failure to obtain products from outside manufacturers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside manufacturers to supply products for resale to our customers.  Manufacturing problems, including manufacturing delays caused by plant shutdowns related to the 2008 Summer Olympics in Beijing, may occur with these and other outside sources. If such problems occur, we cannot assure that we will be able to deliver our products to our customers profitably or on time.

 China reduces tax credits paid to export manufacturers.

The Chinese government recently cut the tax credits that exporters get on more than 2,200 products, including many of our products that are manufactured in China. These tax credits were adopted more than twenty (20) years ago to provide Chinese companies with tax breaks on revenues derived from exports.  In addition, beginning in 2006, the Chinese government began to revalue the Chinese Renminbi against other currencies, including the U.S. dollar. This revaluation and the cut in tax credits will cause the price of many items that are sourced in China to increase, which could adversely impact the Company’s profitability. The Company will attempt to increase selling prices for certain of these products to recover a portion of the increased cost. However, there can be no assurance that we will be able to pass along future cost increases, if any, to our customers which could also have an adverse impact on our results of operations and financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of its shareholders on December 6, 2007.  Three matters were voted on at the annual meeting, as follows:

a.
The election of nominees Leonard S. Schwartz, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Hans C. Noetzli and William N. Britton as directors of the Company until the next annual meeting was voted on at the annual meeting.

The votes were cast for this matter as follows:

	FOR	WITHHELD/ABSTAIN
Leonard S. Schwartz	13,253	6,147
Robert A. Wiesen	11,189	8,211
Stanley H. Fischer	13,192	6,208
Albert L. Eilender	18,563	837
Hans C. Noetzli	17,107	2,293
William N. Britton	18,563	837

Each nominee was elected a director of the Company.

b.	Ratification of the adoption of the Aceto Corporation 2007 Long-Term Performance Incentive Plan.

The votes were cast for this matter as follows:

FOR	AGAINST	ABSTAIN	BROKER NON-VOTES

13,025	1,889	130	4,356

c.	Ratification of the selection of BDO Seidman, LLP as the Company’s independent accountants for the current fiscal year.

The votes were cast for this matter as follows:

FOR	AGAINST	ABSTAIN

19,314	28	58

Item 6.    Exhibits

The exhibits filed as part of this report are listed below.

15.1	Awareness letter from independent registered public accounting firm

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE February 8, 2008	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE February 8, 2008	BY	/s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)