Form 10-Q
period 2008-03-31
ACETO CORP
filed 2008-05-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant has 24,440,188 shares of common stock outstanding as of May 5, 2008.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	March 31, 2008	June 30, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,239	$32,320
Investments	1,169	3,036
Trade receivables, less allowance for doubtful
accounts (March, $441, June $491)	72,357	58,206
Other receivables	4,160	3,123
Inventory	63,332	60,679
Prepaid expenses and other current assets	1,074	1,128
Deferred income tax benefit, net	2,726	2,541
Total current assets	177,057	161,033

Long-term notes receivable	373	449
Property and equipment, net	4,308	4,406
Property held for sale	5,268	5,268
Goodwill	1,987	1,820
Intangible assets, net	5,581	5,817
Deferred income tax benefit, net	4,618	5,958
Other assets	4,224	3,727

TOTAL ASSETS	$203,416	$188,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,061	$32,539
Short-term bank loans	-	25
Note payable – related party	500	500
Accrued expenses	17,043	14,154
Deferred income tax liability	885	885
Total current liabilities	53,489	48,103

Long-term liabilities	6,960	6,684
Environmental remediation liability	5,816	5,816
Deferred income tax liability	2,888	2,746
Minority interest	304	302
Total liabilities	69,457	63,651

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,435 and 24,330 shares outstanding at March 31, 2008 and June 30, 2007, respectively	256	256
Capital in excess of par value	56,614	56,854
Retained earnings	76,248	74,419
Treasury stock, at cost, 1,209 and 1,314 shares at March 31, 2008 and June 30, 2007, respectively	(11,684)	(12,693)
Accumulated other comprehensive income	12,525	5,991
Total shareholders’ equity	133,959	124,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,416	$188,478

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31,
	2008	2007

Net sales	$254,888	$226,290
Cost of sales	211,803	188,291
Gross profit	43,085	37,999

Selling, general and administrative expenses	32,924	28,722
Research and development expenses	632	11
Operating income	9,529	9,266

Other (expense) income:
Interest expense	(63)	(83)
Interest and other income, net	596	366
	533	283

Income before income taxes	10,062	9,549
Provision for income taxes	4,566	3,543
Net income	$5,496	$6,006

Net income per common share	$0.23	$0.25
Diluted net income per common share	$0.22	$0.24

Weighted average shares outstanding:
Basic	24,344	24,298
Diluted	24,806	24,683

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2008	2007

Net sales	$98,255	$75,879
Cost of sales	82,212	63,003
Gross profit	16,043	12,876

Selling, general and administrative expenses	11,560	9,727
Research and development expenses	279	5
Operating income	4,204	3,144

Other (expense) income:
Interest expense	(32)	(2)
Interest and other income, net	610	110
	578	108

Income before income taxes	4,782	3,252
Provision for income taxes	1,488	1,452
Net income	$3,294	$1,800

Net income per common share	$0.14	$0.07
Diluted net income per common share	$0.13	$0.07

Weighted average shares outstanding:
Basic	24,348	24,318
Diluted	24,745	24,800

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine Months Ended March 31,
	2008	2007
Operating activities:
Net income	$5,496	$6,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,935	1,298
Provision for doubtful accounts	15	132
Non-cash stock compensation	672	326
Deferred income taxes	1,297	1,495
Unrealized loss (gain) on trading securities	84	(42)
Changes in assets and liabilities:
Investments-trading securities	325	-
Trade accounts receivable	(10,854)	(3,905)
Other receivables	(580)	(2,119)
Inventory	(295)	(10,873)
Prepaid expenses and other current assets	88	(96)
Other assets	(720)	(450)
Accounts payable	1,224	8,672
Other accrued expenses and liabilities	1,480	2,185
Net cash provided by operating activities	167	2,629

Investing activities:
Issuance of notes receivable	-	(75)
Payments received on notes receivable	73	127
Purchases of property and equipment, net	(1,000)	(446)
Purchases of investments	-	(6,268)
Maturities of investments	1,000	3,279
Sales of investments	500	-
Purchase of intangible asset	(25)	(437)
Net cash provided by (used in) investing activities	548	(3,820)

Financing activities:
Proceeds from exercise of stock options	74	217
Excess tax benefit on exercise of stock options	14	24
Payment of cash dividends	(3,665)	(1,823)
Payments of short-term bank loans	(25)	-
Net cash used in financing activities	(3,602)	(1,582)

Effect of exchange rate changes on cash	2,806	815

Net decrease in cash	(81)	(1,958)
Cash at beginning of period	32,320	33,732
Cash at end of period	$32,239	$31,774

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

In the third quarter of 2008, the Company changed the functional currency of its Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, the Company recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. The Company did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2007 due to the immateriality of the effects of this in earlier years.

Certain reclassifications have been made to the prior condensed consolidated financial statements to conform to the current presentation.

(2) Investments

A summary of short-term investments were as follows:

	March 31, 2008		June 30, 2007
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$469	$14	$877	$152

Available for sale securities
Corporate bonds	700	$700	1,187	$1,203
Government and agency securities	-	$-	972	$1,000
	$1,169		$3,036

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized losses on trading securities were $138 and $26 for the three months ended March 31, 2008 and 2007, respectively.   Unrealized (losses) gains on trading securities were ($84) and $42 for the nine months ended March 31, 2008 and 2007, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(3)  Goodwill and Other Intangible Assets

Goodwill of $1,987 and $1,820 as of March 31, 2008 and June 30, 2007, relates to the Health Sciences Segment.

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

In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Compensation expense of $718, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. Total compensation expense related to stock options for the nine months ended March 31, 2008 and 2007 was $364 and $266, respectively and $184 and $54 for the three months ended March 31, 2008 and 2007, respectively.

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

	Nine months ended March 31,
	2008	2007

Expected life	5.6 years	5.5 years
Expected volatility	46.0%	57.0%
Risk-free interest rate	3.55%	4.40%
Dividend yield	2.50%	1.83%

In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years and will result in remaining stock-based compensation expense of approximately $590.  In accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.   For the three and nine months ended March 31, 2008, the Company recorded stock-based compensation expense of approximately $64 and $263, respectively for these shares of restricted common stock and restricted stock units, of which $186 of compensation expense for the nine months ended March 31, 2008 related to retiree eligibility.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(5)  Common Stock

On May 8, 2008, the Company's board of directors declared a semi-annual cash dividend of $0.10 per share to be distributed on June 27, 2008 to shareholders of record as of June 16, 2008.

On February 7, 2008, the Company's board of directors declared a special dividend of $0.05 per share, in which $1,222 was paid on March 7, 2008 to shareholders of record as of February 22, 2008.

On December 6, 2007, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share in which $2,443 was paid on January 11, 2008 to shareholders of record on December 21, 2007.

(6)   Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007

Weighted average shares outstanding	24,344	24,298	24,348	24,318
Dilutive effect of stock options and restricted stock awards and units	462	385	397	482

Diluted weighted average shares outstanding	24,806	24,683	24,745	24,800

There were 1,465 and 1,500 common equivalent shares outstanding as of March 31, 2008 and 2007, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.  There were 1,763 and 1,211 common equivalent shares outstanding as of March 31, 2008 and 2007, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(7)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Nine months ended March 31,		Three months ended March 31,
	2008	2007	2008	2007
Comprehensive income:
Net income	$5,496	6,006	$3,294	$1,800
Foreign currency translation adjustment	6,512	2,222	2,462	498
Unrealized gain on available for sale securities	42	54	5	18
Change in fair value of cross currency interest rate swaps	(20)	106	(32)	8
Total	$12,030	$8,388	$5,729	$2,324

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and nine months ended March 31, 2008 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(8)  Income Taxes

The decrease in the net deferred income tax assets of $1,297 for the nine months ended March 31, 2008 related primarily to German tax reform which was enacted in August 2007 that reduces the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the nine months ended March 31, 2008.

The decrease in the net deferred income tax assets of $1,598 for the nine months ended March 31, 2007 related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of March 31, 2008. The Company did not recognize interest or penalties related to income taxes during the three and nine months ended March 31, 2008.  The

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, calendar year 2002).

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

Packaging used for one of the Company’s crop protection products is covered by a patent, for which the Company had a license that expired in August 2007. The Company has commenced a lawsuit against the current owner of the patent bringing claims based on antitrust and related claims.   In December 2007, the Company’s motion for a preliminary injunction was denied. In May 2008, the patent owner filed a lawsuit against the Company for patent infringement, among other claims. The patent owner is suing for unspecified monetary damages and a permanent injunction. No trial date has been scheduled. In May 2008, the court granted the patent owner’s motion for a temporary restraining order, which temporarily restrains Aceto from using or selling product in packaging covered by the patent until likely a full evidentiary hearing on the motion for a preliminary injunction takes place.  The Company has asserted that the claims are unenforceable and believes the claims are without legal merit; however, it is not possible to determine the outcome. The Company intends to continue to vigorously defend this matter. However, management believes that an unfavorable final outcome would not have a material adverse impact on its financial position or liquidity. For the year end June 30, 2007 and 2006, net sales from this crop protection product were $3,244 and $4,832, respectively. The Company’s inventory of products in packaging covered by the patent is approximately $2,804 as of March 31, 2008.

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

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2007, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company estimated that the costs of remediation could be between $6,136 and $7,611.  As of March 31, 2008 and June 30, 2007, a liability of $6,136 is included in the accompanying condensed consolidated balance sheets.   However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

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

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009.  As of March 31, 2008, the aggregate future rental payments of the third party that are guaranteed by the Company are $457 and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $359 and $702 as of March 31, 2008 and June 30, 2007, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). EITF  No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123(R), and will become

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

effective in the first quarter of 2009. Management does not expect EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010.  The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

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

Nine Months Ended March 31, 2008 and 2007:

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$148,522	$94,036	$12,330	$254,888
Gross profit	27,420	13,323	2,342	43,085

2007
Net sales	$124,013	$87,913	$14,364	$226,290
Gross profit	22,835	11,528	3,636	37,999

Three Months Ended March 31, 2008 and 2007:

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$58,199	$35,871	$4,185	$98,255
Gross profit	9,963	5,336	744	16,043

2007
Net sales	$41,358	$30,528	$3,993	$75,879
Gross profit	7,420	4,260	1,196	12,876

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2008 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2008 and 2007, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2008.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ BDO SEIDMAN, LLP

Melville, New York
May 8, 2008

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

Executive Summary

We are reporting net sales of $254,888 for the nine months ended March 31, 2008, which represents a 12.6% increase from the $226,290 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2008 was $43,085 and our gross margin was 16.9% as compared to gross profit of $37,999 and gross margin of 16.8% in the comparable prior period.  Our selling, general and administrative costs for the nine months ended March 31, 2008 increased to $32,924, an increase of 14.6% over the $28,722 we reported in the prior period.  Our net income decreased to $5,496, or $0.22 per diluted share, a decrease of 8.5% compared to the prior period.

Our financial position as of March 31, 2008 remains strong, as we had cash of $32,239, working capital of $123,568, no long-term debt and shareholders’ equity of $133,959.

Our ongoing business is separated into three segments:  Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (“APIs”), pharmaceutical intermediates, nutritionals and biopharmaceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (“ANDAs”). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.

By leveraging our worldwide sourcing and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Products that fall within this segment include intermediates for dyes, pigments and agrochemicals.  We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. We expect that continued global Gross Domestic Product growth will drive higher demand for the chemical industry, especially in China and other emerging regions of the world. With supply growth limited, we expect that industry supply/demand balances will remain favorable. However, continued volatility in energy costs will add uncertainty to our profit outlook.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that we have received. Our plan is to develop over time a pipeline of additional products in a similar manner.

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

In this MD&A section, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2008 and 2007.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2008 Compared to Nine Months Ended March 31, 2007

	Net Sales by Segment Nine months ended March 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$148,522	58.3%	$124,013	54.8%	$24,509	19.8%
Chemicals & Colorants	94,036	36.9	87,913	38.9	6,123	7.0
Crop Protection	12,330	4.8	14,364	6.3	(2,034)	(14.2)

Net sales	$254,888	100.0%	$226,290	100.0%	$28,598	12.6%

	Gross Profit by Segment Nine months ended March 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	Sales	change	Change

Health Sciences	$27,420	18.5%	$22,835	18.4%	$4,585	20.1%
Chemicals & Colorants	13,323	14.2	11,528	13.1	1,795	15.6
Crop Protection	2,342	19.0	3,636	25.3	(1,294)	(35.6)

Gross Profit	$43,085	16.9%	$37,999	16.8%	$5,086	13.4%

Net Sales

Net sales increased $28,598 or 12.6%, to $254,888 for the nine months ended March 31, 2008, compared with $226,290 for the prior period.  We reported sales increases in our Health Sciences and Chemicals and Colorants segments which were partially offset by a sales decrease in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $24,509 for the nine months ended March 31, 2008, to $148,522, which represents a 19.8% increase from net sales of $124,013 for the prior period.  This increase is due to various factors including increased sales from our foreign operations of $14,455, specifically our European operations and a $3,744 rise in sales of our pharmaceutical intermediates. In addition, our domestic generics product group experienced an increase in sales of $6,801. The domestic sales increase for the nine months ended March 31, 2008 was due to the volume of re-orders for existing products as well as realization of new products from our pipeline.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $94,036 for the nine months ended March 31, 2008, which represents a $6,123 or 7.0% increase over the $87,913 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets.  The increase in sales from this segment is partially attributable to an increase of $4,425 in sales of pigment and dye intermediates, $4,109 increase in sales for chemicals used in aroma products and $1,095 rise in sales of chemicals used to make surface coatings. This increase is offset in part by $2,633 decline in sales of our products sold to the food, beverage and cosmetics industries.

Crop Protection

Net sales for the Crop Protection segment decreased to $12,330 for the nine months ended March 31, 2008, a decrease of $2,034, or 14.2%, from net sales of $14,364 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of an herbicide used for sugar cane.

Gross Profit

Gross profit increased $5,086 to $43,085 (16.9% of net sales) for the nine months ended March 31, 2008, as compared to $37,999 (16.8% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $27,420 for the nine months ended March 31, 2008 was $4,585 or 20.1% higher than the prior period.  This increase in gross profit was attributable to $2,910 increase in gross profit primarily from our European operations as well as the overall increase in sales volume. Gross margin for the nine months ended March 31, 2008 increased slightly to 18.5% from 18.4% for the prior period due primarily to favorable product mix in our nutraceutical products.

Chemicals & Colorants

Gross profit for the nine months ended March 31, 2008 increased by $1,795, or 15.6%, over the prior period. The gross margin was 14.2% for the nine months ended March 31, 2008 compared to 13.1% for the prior period.  The increase in the gross profit and gross margin percentage primarily relates to the increase in sales volume and positive product mix on aroma chemicals. In addition, there was a $330 settlement of an anti-dumping claim included in the prior year cost of sales.

Crop Protection

Gross profit for the Crop Protection segment decreased to $2,342 for the nine months ended March 31, 2008, versus $3,636 for the prior period, a decrease of $1,294 or 35.6%.  Gross margin for the quarter was 19.0% compared to the prior period gross margin of 25.3%. The decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of a particular herbicide as described above and a decrease in gross profit related to a sprout inhibitor that extends the storage life of potatoes.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) increased $4,202, or 14.6%, to $32,924 for the nine months ended March 31, 2008 compared to $28,722 for the prior period.  As a percentage of sales, SG&A increased slightly to 12.9% for the nine months ended March 31, 2008 versus 12.7% for the prior period.  The increase in SG&A is partially attributed to an increase of $1,491 in legal expenses, the majority of which has been incurred relating to an antitrust case that the Company has previously commenced against the owner of certain licensed technology used with one of our crop protection products.  Personnel related costs increased by $1,777, of which $1,148 relates to our foreign operations and $361 relates to stock-based compensation. In addition, commission expense increased by $233 due to increased sales. Additionally, the prior year amount was reduced by $243 of proceeds received from credit insurance, which there was no comparable amount received during the nine months ended March 31, 2008.

Research and Development Expenses

Research and development expenses (“R&D”) increased $621 over the prior period to $632 for the nine months ended March 31, 2008. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the nine months ended March 31, 2008, operating income was $9,529 compared to $9,266 in the prior period, an increase of $263 or 2.8%.  This increase was due to the overall increase in gross profit of $5,086 offset in part by the $4,823 increase in SG&A and R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $596 for the nine months ended March 31, 2008 versus $366 for the prior period.  The primary reason for this fluctuation is due to the Company changing the functional currency of its Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, the Company recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. The Company did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2007 due to the immateriality of the effects of this in earlier years.  Beginning in 2006, the Chinese government began to revalue the Chinese Renminbi against other currencies, including the U.S. Dollar. The decision by the Chinese government to no longer peg the Renminbi to the U.S. Dollar has caused a reduction in value of dollar denominated assets held in China, which was particularly experienced in fiscal 2008. The increase in interest and other income, net was partially offset by $115 decrease in other income related to a government subsidy paid annually for doing business in a free trade zone in Shanghai, China and $126 increase in unrealized loss on trading securities.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2008 increased to 45.4% from 37.1% for the prior period.  The increase in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduces the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the nine months ended March 31,

2008.  Without this charge, we expect the fiscal 2008 effective tax rate to be 30.5% as compared to last year’s effective tax rate of 33.8%.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

	Net Sales by Segment Three months ended March 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	Change	change

Health Sciences	$58,199	59.2%	$41,358	54.5%	$16,841	40.7%
Chemicals & Colorants	35,871	36.5	30,528	40.2	5,343	17.5
Crop Protection	4,185	4.3	3,993	5.3	192	4.8

Net sales	$98,255	100.0%	$75,879	100.0%	$22,376	29.5%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	Change	change

Health Sciences	$9,963	17.1%	$7,420	17.9%	$2,543	34.3%
Chemicals & Colorants	5,336	14.9	4,260	14.0	1,076	25.3
Crop Protection	744	17.8	1,196	30.0	(452)	(37.8)

Gross profit	$16,043	16.3%	$12,876	17.0%	$3,167	24.6%

Net Sales

Net sales increased $22,376, or 29.5%, to $98,255 for the three months ended March 31, 2008, compared with $75,879 for the prior period.  We reported sales increases in all of our segments as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $16,841 for the three months ended March 31, 2008, to $58,199, which represents a 40.7% increase from net sales of $41,358 for the prior period.  This increase is primarily the result of increased sales from our foreign operations of $11,671, specifically our European operations as well as an increase of $3,722 in sales of our domestic generic products group.  The domestic sales increase for the three months ended March 31, 2008 was due to the volume of re-orders for existing products as well as realization of new products from our pipeline.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $35,871 for the three months ended March 31, 2008, an increase of $5,343 from net sales of $30,528 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets.  The increase of 17.5%, over the prior period is partially attributable to an increase in sales of agricultural, dye, pigment and other intermediates which together increased $3,769.  The increase was also the result of $1,837 increase in sales for chemicals used in aroma products and as well as $1,099 increase in sales of chemicals used in surface coatings.

Crop Protection

Net sales for the Crop Protection segment were relatively consistent to the prior year period, increasing by $192 or 4.8%. This segment experienced an increase in sales of an insecticide offset by a decrease in sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit increased to $16,043 (16.3% of net sales) for the three months ended March 31, 2008, as compared to $12,876 (17.0% of net sales) for the prior period.

Health Sciences

Gross profit for the three months ended March 31, 2008 increased by $2,543, or 34.3%, over the prior period. The gross margin was 17.1% for the three months ended March 31, 2008 compared to 17.9% for the prior period.  The increase in gross profit was attributable to the overall increase in sales volume. Gross margin decreased due primarily to an unfavorable product mix in our domestic generics product group.

Chemicals & Colorants

Chemicals and Colorants’ gross profit of $5,336 for the three months ended March 31, 2008 was $1,076 or 25.3% higher than the prior period.  The gross margin was 14.9% for the three months ended March 31, 2008 compared to 14.0% for the prior period.  The increase in the gross profit and the gross margin percentage is due to an increase of $611 of gross profit on aroma chemicals due to increased sales volume as well as a positive product mix on these aroma chemicals. In addition, gross profit on surface coating chemicals increased by $337 over the prior period.

Crop Protection

Gross profit for the Crop Protection segment decreased to $744 for the three months ended March 31, 2008, versus $1,196 for the prior period, a decrease of $452 or 37.8%.  Gross margin for the quarter was 17.8% compared to the prior period gross margin of 30.0%. The decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of our sprout inhibitor products as described above and a decline in gross margin related to an herbicide used for sugar cane.

Selling, General and Administrative Expenses

SG&A increased $1,833 or 18.8%, to $11,560 for the three months ended March 31, 2008 compared to $9,727 for the prior period.  As a percentage of sales, SG&A decreased to 11.8% for the three months ended March 31, 2008 versus 12.8% for the prior period. The increase in SG&A relates to $1,331 rise in personnel related costs including annual salary increases and an increase of $653 in our foreign operations. SG&A also increased due to a $444 increase in sales and marketing expenses, which is directly related to the increase in sales.

Research and Development Expenses

R&D increased $274 over the prior period for the three months ended March 31, 2008. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the three months ended March 31, 2008, operating income was $4,204 compared to $3,144 in the prior period, an increase of $1,060 or 33.7%.  This increase was due to the overall increase in gross profit of $3,167 offset in part, by the $2,107 increase in SG&A and R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $610 for the three months ended March 31, 2008, which represents an increase of $500 over the prior period.  The primary reason for this fluctuation is due to the Company changing the functional currency of its Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, the Company recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. The Company did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2007 due to the immateriality of the effects of this in earlier years.  Beginning in 2006, the Chinese government began to revalue the Chinese Renminbi against other currencies, including the U.S. Dollar. The decision by the Chinese government to no longer peg the Renminbi to the U.S. Dollar has caused a reduction in value of dollar denominated assets held in China, which was particularly experienced in fiscal 2008.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2008 was 31.1%, compared to 44.6% for the prior period.  The decrease in the effective rate primarily relates to German tax reform, which was enacted in August 2007, that reduces the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008.

Liquidity and Capital Resources

Cash Flows

At March 31, 2008, we had $32,239 in cash, $1,169 in short-term investments and no short-term bank loans.  Working capital was $123,568 at March 31, 2008 versus $112,930 at June 30, 2007.

Our cash position at March 31, 2008 decreased $81 from the amount at June 30, 2007.  Operating activities for the nine months ended March 31, 2008 provided cash of $167, for this period, as compared to cash provided by operations of $2,629 for the comparable 2007 period. The $167 was comprised of $5,496 in net income and $4,003 derived from adjustments for non-cash items offset by a net $9,332 decrease from changes in operating assets and liabilities. The non-cash items included $1,935 in depreciation and amortization expense and $1,297 for the deferred income taxes provision. Accounts receivable increased $10,854 during the nine months ended March 31, 2008, due to increased sales during the third quarter of 2008 as compared to the fourth quarter of 2007. Inventories increased by approximately $295 and accounts payable increased by $1,224 due to the increase in the Health Sciences segment for inventory on-hand related to our European operations.  In addition, the Company is carrying more stock for an intermediate dye in the Chemicals and Colorants segment that is purchased from China, due to a possible supplier interruption related to the Olympics to be held in China in the summer of 2008. Other accrued expenses and long-term liabilities increased $1,480 during the nine months ended March 31, 2008, due primarily to an increase in accrued expenses for our foreign subsidiaries related to timing of income tax payments and VAT (value added tax) offset by a decrease in accrued expenses related to a joint venture. Other receivables increased $580 due to an increase in VAT receivables in our European subsidiaries due to increased sales.  Other assets increased $720 due primarily to increases in retirement-related assets. Our cash position at March 31, 2007 decreased $1,958 from the amount at June 30, 2006.  Operating activities for the nine months ended March 31, 2007 provided cash of $2,629, for this period. The $2,629 was comprised of $6,006 in net income and $3,209 derived from adjustments for non-cash items, offset by a net $6,586 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2008 provided cash of $548 primarily related to maturities and sales of available for sale investments offset by the purchases of property and equipment.   Investing activities for the nine months ended March 31, 2007 used cash of $3,820 primarily related to purchases of investments of $6,268 and purchases of property and equipment and intangibles of $446 and $437, respectively, offset in part by $3,279 of maturities of available for sale investments.

Financing activities for the nine months ended March 31, 2008 used cash of $3,602 primarily from the payments of dividends of $3,665. Financing activities for the nine months ended March 31, 2007 used cash of $1,582 primarily from the payments of dividends of $1,823.

On May 8, 2008, the Company's board of directors declared a semi-annual cash dividend of $0.10 per share to be distributed on June 27, 2008 to shareholders of record as of June 16, 2008.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $22,841, as of March 31, 2008.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At March 31, 2008, we had utilized $359 in letters of credit, leaving $9,641 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at March 31, 2008.

Working Capital Outlook

Working capital was $123,568 at March 31, 2008 versus $112,930 at June 30, 2007.  The increase in working capital was attributable to various factors including net income and an increase in trade receivables during the period due to increased sales.   We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In October 2007, the Company formed a joint venture in connection with their crop protection business.  The joint venture will require us to acquire product registration costs and related data filed with the United States Environmental Protection Agency, which could approximate $2,100 in fiscal 2008.  We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no unrecognized tax benefits included in our consolidated balance sheet that would, if recognized, have a material effect on our effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $69 as of March 31, 2008. The Company did not recognize interest or penalties related to income taxes during the three and nine months ended March 31, 2008. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, calendar year 2002).

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

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11). EITF  No. 06-11 provides guidance regarding how an entity should recognize the tax benefit received as a result of dividends paid to holders of share-based compensation awards and charged to retained earnings according to SFAS No. 123(R), and will become effective in the first quarter of 2009. Management does not expect EITF No. 06-11 to have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.   The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010.  The Company is evaluating the impact of SFAS No. 141R on its results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,169 at March 31, 2008.  Those short-term investments consisted of government and agency securities, corporate bonds and corporate equity securities, and they were recorded at fair value and had exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $117 as of March 31, 2008.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2008, we had foreign currency contracts outstanding that had a notional amount of $20,685.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2008, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  In May 2003 we entered into a five-year cross currency interest rate swap transaction for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under an inter-company loan.  Under the terms of the derivative financial instrument, U.S. dollar fixed principal and interest payments to be received under the inter-company loan will be swapped for Euro denominated fixed principal and interest payments.  The change in fair value of the swap from date of purchase to March 31, 2008, was $(95).  The gains or losses on the inter-company loan due to changes in foreign currency rates will be offset by the gains or losses on the swap in the accompanying condensed consolidated statements of income.  Since our interest rate swap qualifies as a hedging activity, the change in their fair value, amounting to $(20) and $106 for the nine months ended March 31, 2008 and  2007, respectively, is recorded in accumulated other comprehensive income included in the accompanying condensed consolidated balance sheets.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On March 31, 2008, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of March 31, 2008, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,902.  Actual results may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes to the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2007 other than changes to the first two risk factors set forth below and the addition of the third risk factor set forth below:

If we are unable to continue to use patented technology that we rely on to conduct our crop protection business, our profitability and financial condition will be adversely affected.

We cannot assure you that we will be able to continue to use the patented technology used in packaging of certain of our crop protection products.  In May 2008, after we filed an anti-trust lawsuit against the owner of the patent, the patent owner filed a separate action for patent infringement, among other claims, and obtained a temporary restraining order, which will temporarily restrain us from using or selling product in packaging covered by the patent until likely a full evidentiary hearing on a motion for preliminary injunction takes place.  If the patent owner is successful in the actions, we will no longer be able to use such patented technology which will result in us being prevented from making future sales of new products that use the patented technology as well as sales of our current inventory that use this patented technology.  Accordingly, our inability to continue to sell such products would have an adverse affect on our profitability.  For the year end June 30, 2007 and 2006, net sales from this crop protection product were $3,244 and $4,832, respectively.  Our inventory of products that use such patented technology is approximately $2,804 as of March 31, 2008. We may also incur substantial costs in enforcement and defense of our rights related to our products.

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

ACETO CORPORATION

DATE May 9, 2008	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE May 9, 2008	BY	/s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)