Form 10-K
period 2008-06-30
ACETO CORP
filed 2008-09-05
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
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
Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes ☐  No ☒

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
Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2007 as reported on the NASDAQ Global Select Market, was approximately $192,485,400.

The Registrant has 24,445,572 shares of common stock outstanding as of September 2, 2008.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 4, 2008.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2008

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, risks of entering into new European markets, and economic and political conditions in the United States and abroad.

NOTE REGARDING DOLLAR AMOUNTS

In this Annual Report, all dollar amounts are expressed in thousands, except share prices and per-share amounts.

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “Company”, “we”, “us”, and “our” unless the content indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the sourcing, quality assurance, regulatory support, marketing and distribution of chemically derived pharmaceuticals, biopharmaceuticals, specialty chemicals and crop protection products.  Our business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profit. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, nutraceuticals and biopharmaceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.  By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies.

According to IMS Health, the global pharmaceutical market is expected to grow 5-6% in 2008 to approximately $745 billion.  In the United States, sales growth is expected to range from 4-5% which marks a historic low for the United States.  Key factors limiting the growth in this market include a leveling off of growth from the introduction of the Medicare Part D prescription drug benefit, patent expirations of branded products and an associated increase in the use of lower cost generic drugs, and an increased pressure from governmental authorities and managed care providers to control costs.

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

According to the American Chemistry Council, leading indicators of global industrial production continue to suggest a slowing down of activity.   Overall, on a year-over-year basis, global chemical industry production increased by a modest 2.5%.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that we have received.  Our plan is to continue to develop our pipeline and bring to market additional products in a similar manner. In May 2008, the Company sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

According to the US Department of Agriculture, total acreage planted in 2008 increased by 1.3% to slightly more than 324 million acres.  The number of peanut acres planted in 2008 was up approximately 19% from 2007 levels, sugar cane acreage was down 0.9% from 2007 and potato acres planted in 2008 were down 10.6% from 2007 levels.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Poland, Hong Kong, Japan, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical, specialty chemicals and crop protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control.  We believe our 60 years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects.  We anticipate continued organic growth which will be enhanced through our plans to enter the market for companion animal vaccines,  the market for finished dosage form generic drugs,  the Japanese pharmaceutical market, the continued globalization of our Chemicals & Colorants business, the further globalization of our nutraceutical business, the  expansion of our crop protection segment by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

We believe our track record of continuous product introductions demonstrates that Aceto has come to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier.  Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 19 to the Consolidated Financial Statements, Part II, Item 8, “Financial Statements and Supplementary Data.”

Products and Customers

During the fiscal years ended June 30, 2008 and 2007, approximately 67% and 65%, respectively, of our purchases were from Asia and approximately 19% and 21%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2008 and 2007, sales made to customers in the United States totaled $165,287 and $153,147, respectively.  Sales made to customers outside the United States during fiscal years 2008 and 2007 totaled $194,304 and $160,326, respectively, of which, approximately 58% were to customers located in Europe.

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

No single product or customer accounted for as much as 10% of net sales in fiscal years 2008, 2007 or 2006.  No single supplier accounted for as much as 10% of purchases in fiscal 2008 and 2007.

We hold no patents, licenses, franchises or concessions that we consider material to our operations.

Our subsidiary Aceto Agricultural Chemicals Corp. (Aceto Agricultural) markets and contracts for the manufacture of, certain crop protection products that are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  Under FIFRA, companies that wish to market pesticides must provide test data to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for those pesticides.  The EPA requires that follow-on registrants of these products, on a basis prescribed in the FIFRA regulations, compensate the initial registrant for the cost of producing the necessary test data.  Follow-on registrants do not themselves generate or contract for the data.  However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake, and pay for, the testing effort.  We are currently a member of three such task force groups and historically, our payments have been in the range of $100 - $250 per year.  We may be required to make such additional payments in the future.

Employees

At June 30, 2008, we had 227 employees, none of whom were covered by a collective bargaining agreement.

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

Our distribution operations concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales. Our margins can also be affected by the risks inherent to the generic industry.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors may adversely affect our business.

Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare, the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. Such cost containment measures and healthcare reform could affect our ability to sell our products and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

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

Tax legislation and assessments by various tax authorities may be materially different than the amounts we have provided for in our consolidated financial statements.

We are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits may result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements may be materially different than we have provided for and thereby adversely affect our earnings and cash flows.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives.

Our acquisition strategy is subject to a number of inherent risks, including the risk that our acquisitions may not be successful.

We continually seek to expand our business through acquisitions of other companies that complement our own and through joint ventures, licensing agreements and other arrangements. Any decision regarding strategic alternatives would be subject to inherent risks, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees, or achieve the anticipated synergies or benefits of the strategic alternative selected. Acquisitions can require significant capital resources and divert our management’s attention from our existing business. Additionally, we may issue additional shares in connection with a strategic transaction, thereby diluting the holdings of our existing common shareholders, incur debt or assume liabilities, become subject to litigation, or consume cash, thereby reducing the amount of cash available for other purposes.

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

Our revenue stream and related gross profit is difficult to predict.

Our revenue stream is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and may be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period. In addition, certain of our products carry a higher gross margin than other products, particularly in the Health Sciences segment. Reduced sales of these higher margin products could have a significant impact on our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

We rely on outside manufacturers to supply products for resale to our customers.  Manufacturing problems, including manufacturing delays caused by plant shutdowns and issues that may arise due to the restrictions of transporting chemicals related to the 2008 Summer Olympics in Beijing, may occur with these and other outside sources. If such problems occur, we cannot assure that we will be able to deliver our products to our customers profitably or on time.

Our potential liability arising from our commitment to indemnify our directors, officers and employees could adversely affect our earnings and financial condition.

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us.  The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have ”directors and officers” insurance policies that covers a portion of this potential exposure, we may be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

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

Our business depends on the free flow of products and services through the channels of commerce.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In fiscal years 2008 and 2007, approximately 54% and 53%, respectively, of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2008, approximately 67% and 19% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

Our financial performance is highly dependent upon the efforts and abilities of our key executives. The loss of the services of any of our key executives could therefore have a material adverse effect upon our financial position and operating results. None of our key executives has an employment agreement with us and we do not maintain “key-man” insurance on any of our key executives.

Violations of cGMP and other government regulations could have a material adverse affect on our business, financial condition and results of operations.

All facilities and manufacturing techniques used to manufacture products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including:

•	quarterly fluctuations in our operating income and earnings per share results
•	technological innovations or new product introductions by us or our competitors
•	economic conditions
•	disputes concerning patents or proprietary rights
•	changes in earnings estimates and market growth rate projections by market research analysts
•	sales of common stock by existing security holders
•	loss of key personnel
•	securities class actions or other litigation

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

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).  Preparing financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations will require the Company to expend additional resources. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we will continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment may result in increased expenses and a diversion of management time and attention from revenue-generating activities.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission.  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.

You may call the SEC at 1-800-SEC-0330 for information on the public reference room.  The SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including Aceto) file electronically with the SEC.  The SEC’s website is www.sec.gov.

Our website is www.aceto.com.  We make available free of charge through our Internet site, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports and forms.  We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our general headquarters and main sales office occupy approximately 26,000 gross square feet of leased space in an office building in Lake Success, New York.  The lease expires in April 2011.

In November 2007, we purchased approximately 2,300 gross square meters of land along with 12,000 gross square feet of office space in Mumbai, India to develop our infrastructure in order to capitalize on the Indian pharmaceutical market.

Arsynco’s former manufacturing facility is located on a 12-acre parcel in Carlstadt, New Jersey, that it owns.  This parcel contains one building with approximately 5,000 gross square feet of office space.

In November 2004, we purchased approximately 1,300 gross square meters of office space located in Shanghai, China for our sales offices and investment purposes.

We also lease office space in Hamburg, Germany; Düsseldorf, Germany; Heemskerk, the Netherlands; Paris, France; Lyon, France; Singapore; and Warsaw, Poland.  These offices are used for sales and administrative purposes.

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

In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2008 and 2007 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2008
First Quarter	$9.82	$8.28
Second Quarter	9.39	7.51
Third Quarter	8.43	5.79
Fourth Quarter	8.52	6.60

FISCAL YEAR 2007
First Quarter	$7.63	$6.54
Second Quarter	9.25	6.82
Third Quarter	9.98	7.22
Fourth Quarter	9.48	7.60

Cash dividends of $0.10 per common share were paid in January 2008, cash dividends of $0.05 per common share were paid in March 2008 and cash dividends of $0.10 per common share were paid in June of 2008.  Cash dividends of $0.075 per common share were paid in January 2007 and cash dividends of $0.10 per common share were paid in June of 2007.  Cash dividends of $0.075 per common share were paid in January and June of fiscal year 2006.

As of September 2, 2008, there were 509 holders of record of our common stock.

22,363 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2008:
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,879	$7.59	524
Equity compensation plans not approved by security holders	-	-	-
Total	2,879	$7.59	524

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index and (c) the total return on a published line-of-business index – the Dow Jones U.S. Chemicals Index (the “Peer Group”).

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index and the Peer Group on June 30, 2003.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

  ASSUMES $100 INVESTED ON JUNE 30, 2003
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2008
	Aceto Corporation	S&P 500 Index	Dow Jones U.S. Chemicals
June 30, 2003	100	100	100
June 30, 2004	144	119	126
June 30, 2005	93	127	138
June 30, 2006	88	138	146
June 30, 2007	120	166	194
June 30, 2008	102	144	225

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2008	2007	2006	2005	2004(1)
Net sales	$359,591	$313,473	$297,328	$313,431	$296,646
Operating income	21,377	15,064	12,429	11,590	16,405
Income from continuing operations	13,473	10,212	9,264	10,625	13,111
Net income	13,473	10,212	9,237	10,015	13,067

At year end

Working capital	$128,786	$112,930	$104,707	$94,249	$86,420
Total assets	222,243	188,478	166,592	149,028	149,697
Long-term liabilities	16,836	15,548	15,140	3,982	2,877
Shareholders’ equity	140,409	124,827	115,053	107,655	100,266

Income per common share(2)

Basic income per common share from continuing operations	$0.55	$0.42	$0.38	$0.44	$0.55
Basic income per common share from net income	$0.55	$0.42	$0.38	$0.41	$0.55
Diluted income per common share from continuing operations	$0.54	$0.41	$0.38	$0.43	$0.53
Diluted income per common share from net income	$0.54	$0.41	$0.38	$0.41	$0.53
Cash dividends	$0.25	$0.175	$0.15	$0.15	$0.11

(1) Includes the acquisition of Pharma Waldhof on December 31, 2003. (2) Adjusted for stock splits, effected in the form of dividends, as appropriate.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Summary

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

We are reporting a $6,313 increase in operating income to $21,377 for the year ended June 30, 2008 as compared to $15,064 for the prior year.  This increase in operating income was achieved, despite a highly competitive environment, primarily through a significant increase in sales, improving our profit margin and our management of selling, general and administrative costs.  Net sales for fiscal 2008 were $359,591, an increase of $46,118 from fiscal 2007.  This increase in net sales also impacted our gross profit, which increased $12,812 to $67,305 for fiscal 2008.  Our net income increased to $13,473, or $0.54 per diluted share, an increase of $3,261 or 31.9% compared to fiscal year 2007.

Our financial position as of June 30, 2008, remains strong, as we had cash and short-term investments of $47,063, working capital of $128,786, no long-term debt and shareholders’ equity of $140,409.

Our business is separated into three principal segments:  Health Sciences, Chemicals & Colorants and Crop Protection.  The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include APIs, pharmaceutical intermediates, nutraceuticals and biopharmaceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with ANDAs. The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.  By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies.

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

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, an herbicide for sugar cane and the first generic registration that we have received.  Our plan is to continue to develop our pipeline and bring to market additional products in a similar manner. In May 2008, the Company sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

We formerly also reported under the Institutional Sanitary Supplies segment, which included cleaning solutions, fragrances and deodorants for commercial and industrial customers.  This former segment was successfully divested from our ongoing business during fiscal 2006.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including the following:

•	factors that affect our business
•	our earnings and costs in the periods presented
•	changes in earnings and costs between periods
•	sources of earnings
•	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2008.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives consist primarily of volume incentive rebates.  We record volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with Emerging Issues Task Force (EITF) 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis.  To determine the fair value of these intangible assets, we use many assumptions and estimates that directly impact the results of the testing.  In making these assumptions and estimates, we use industry-accepted valuation models and set criteria that are reviewed and approved by various levels of management.  If our estimates or our related assumptions change in the future, we may be required to record impairment charges for these assets.

Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Identifiable intangible assets principally consist of customer relationships, product rights and related intangibles, EPA registrations and related data, patent license and covenants not to compete.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  SFAS No. 109 establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset-and-liability approach to financial accounting and reporting of income taxes.

As of June 30, 2008, we had current net deferred tax assets of $686 and non-current net deferred tax assets of $2,347.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

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

German tax reform was enacted in August 2007 that reduces the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429, which is reflected in the consolidated financial statements for the year ended June 30, 2008.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements.

Stock-based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates. In fiscal 2007, we utilized the “simplified” method prescribed in SEC Staff Accounting Bulletin No. 107 to estimate the expected life. For stock option grants issued during fiscal 2008, we used an expected stock-price volatility of 46.0% and an expected life of 5.6 years.

Results of Operations

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

	Net Sales by Segment Year ended June 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$211,481	58.8	$170,691	54.5%	$40,790	23.9%
Chemicals & Colorants	129,662	36.1	123,299	39.3	6,363	5.2
Crop Protection	18,448	5.1	19,483	6.2	(1,035)	(5.3)

Net sales	$359,591	100.0%	$313,473	100.0%	$46,118	14.7%

	Gross Profit by Segment Year ended June 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$44,612	21.1%	$33,007	19.3%	$11,605	35.2
Chemicals & Colorants	18,782	14.5	16,556	13.4	2,226	13.4
Crop Protection	3,911	21.2	4,930	25.3	(1,019)	(20.7)

Gross profit	$67,305	18.7%	$54,493	17.4%	$12,812	23.5%

Net Sales

Net sales increased $46,118, or 14.7%, to $359,591 for the year ended June 30, 2008, compared with $313,473 for the prior year.  We reported sales increases in our Health Sciences and Chemicals & Colorants segments, which were partially offset by a slight sales decrease in our Crop Protection segment.

Health Sciences

Net sales for the Health Sciences segment increased by $40,790 for the year ended June 30, 2008, to $211,481, which represents a 23.9% increase over net sales of $170,691 for the prior year.  This increase is due to various factors including increased sales from our foreign operations of $23,475, specifically our European operations and a $4,679 rise in sales of our pharmaceutical intermediates. In addition, our domestic generics product group experienced an increase in sales of $12,004. The domestic sales increase for the year ended June 30, 2008 was due to the volume of re-orders for existing products as well as realization of new products from our pipeline. We expect the volume of re-orders for existing products to continue at a similar rate through the next fiscal year.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $129,662 for the year ended June 30, 2008, compared to $123,299 for the prior year.  Our chemical business is diverse in terms of products, customers and consuming markets.  The increase in sales from this segment is partially attributable to an increase of $5,049 in sales for chemicals used in aroma products, $5,723 in sales of pigment and dye intermediates, and a $1,032 rise in sales of chemicals used to make surface coatings.  In addition, the increase in sales is due to a rise in prices in the chemical industry due to increased demand for chemical products in China. This increase is offset in part by a $4,967 decline in sales of our products sold to the food, beverage and cosmetics industries as a result of the slowdown in the economy.

Crop Protection

Net sales for the Crop Protection segment decreased to $18,448 for the year ended June 30, 2008, a decrease of $1,035, or 5.3%, over net sales of $19,483 for the prior year.  The overall decrease in net sales was mainly attributable to decreased sales of an herbicide used for sugar cane as well as decreased sales related to an insecticide in which we were  involved in an antitrust case related to certain licensed technology.   These decreases were partially offset by an increase in sales of an herbicide which is primarily used on peanuts as the peanut acreage has increased from 2007.

Gross Profit

Gross profit by segment increased $12,812 to $67,305 (18.7% of net sales) for the year ended June 30, 2008, as compared to $54,493 (17.4% of net sales) for the prior year.

Health Sciences

Health Sciences’ gross profit of $44,612 for the year ended June 30, 2008, was $11,605 or 35.2 % higher than the prior year. This increase in gross profit was attributable to an $8,084 increase in gross profit primarily from our European operations as well as the overall increase in sales volume.  Gross margin increased to 21.1% in fiscal 2008 compared to a gross margin of 19.3% for the prior fiscal year due primarily to favorable product mix in our domestic nutraceutical products, as well as products sold by our European operations, which were more profitable than other products.

Chemicals & Colorants

Gross profit for the year ended June 30, 2008, increased by $2,226, or 13.4%, over the prior year.  Gross margin was 14.5% for the year ended June 30, 2008 compared to 13.4% for the prior period.   The increase in the gross profit and gross margin percentage primarily relates to the increase in sales volume and positive product mix on aroma chemicals. In addition, there was a $330 settlement of an anti-dumping claim included in the prior year cost of sales.

Crop Protection

Gross profit for the Crop Protection segment decreased to $3,911 for the year ended June 30, 2008, versus $4,930 for the prior year, a decrease of $1,019 or 20.7%.  Gross margin for the year ended June 30, 2008 was 21.2% compared to the prior period gross margin of 25.3%.The primary reason for the decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of a particular herbicide and insecticide as described above in the Crop Protection net sales section.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $6,004, or 15.2%, to $45,422 for the year ended June 30, 2008 compared to $39,418 for the prior year.  As a percentage of sales, SG&A remained consistent at 12.6% for fiscal 2008.  The increase in SG&A is partially attributed to an increase of $1,300 in legal expenses, the majority of which was incurred relating to an antitrust case that the Company previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008. SG&A also increased due to a $3,590 rise in personnel related costs, of which $1,849 relates to our foreign operations and $1,741 relates to various factors including annual salary increases, stock-based compensation and increased bonus expense as a result of increased profitability.   In addition, commission expense increased by $505 due to increased sales. Additionally, the prior year amount was reduced by $243 of proceeds received from credit insurance, of which there was no comparable amount received during the year ended June 30, 2008.

Research and Development Expenses

Research and development expenses (R&D) increased $495 over the prior year to $506 for the year ended June 30, 2008. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

Fiscal 2008 operating income was $21,377 compared to $15,064 in the prior year, an increase of $6,313 or 41.9%.  This increase was due to the overall increase in gross profit of $12,812 offset in part by the $6,499 increase in SG&A and R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $957 for fiscal 2008 versus $532 for fiscal 2007. The primary reason for this fluctuation is due to changing the functional currency of our Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, we recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. We did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2007 due to the immateriality of the effects of this in earlier years.  Beginning in 2006, the Chinese government began to revalue the Chinese Renminbi against other currencies, including the U.S. Dollar. The decision by the Chinese government to no longer peg the Renminbi to the U.S. Dollar has caused a reduction in value of dollar denominated assets held in China, which was particularly experienced in fiscal 2008. The increase in interest and other income, net was partially offset by a $115 decrease in other income related to a government subsidy paid annually for doing business in a free trade zone in Shanghai, China and a $186 increase in unrealized loss on trading securities.

Provision for Income Taxes

The effective tax rate for fiscal 2008 increased to 39.3% from 33.8% for fiscal 2007.  The increase in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduced the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429, which is reflected in the consolidated financial statements for the year ended June 30, 2008.  Without this adjustment, the fiscal 2008 effective tax rate would have been 32.8%. Additionally, tax reform has taken place in China and effective January 1, 2008, the corporate headline tax rate was increased to 25% from 15%.

Results of Operations

Fiscal Year Ended June 30, 2007 Compared to Fiscal Year Ended June 30, 2006

	Net Sales by Segment Year ended June 30,

					Comparison 2007
	2007		2006		Over/(Under) 2006
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$170,691	54.5%	$166,725	56.1%	$3,966	2.4%
Chemicals & Colorants	123,299	39.3	110,869	37.3	12,430	11.2
Crop Protection	19,483	6.2	19,734	6.6	(251)	(1.3)

Net sales	$313,473	100.0%	$297,328	100.0%	$16,145	5.4%

	Gross Profit by Segment Year ended June 30,

					Comparison 2007
	2007		2006		Over/(Under) 2006
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	change

Health Sciences	$33,007	19.3%	$32,313	19.4%	$694	2.1%
Chemicals & Colorants	16,556	13.4	17,144	15.5	(588)	(3.4)
Crop Protection	4,930	25.3	4,760	24.1	170	3.6

Segment gross profit	54,493	17.4	54,217	18.2	276	0.5

Freight and storage costs (1)	-	-	(3,259)	(1.1)	3,259	100.0
Gross profit	$54,493	17.4%	$50,958	17.1%	$3,535	6.9%

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

Gross Profit

Gross profit by segment increased $3,535 to $54,493 (17.4% of net sales) for the year ended June 30, 2007, as compared to $50,958 (17.1% of net sales) for the prior year.  The gross profit of each segment was negatively affected by the direct allocation of certain freight and storage costs in 2007 that had been reported as unallocated in prior years.  The Company’s overall gross profit and margin were not affected but the segmental comparisons to last year have been affected.

Health Sciences

Health Sciences’ gross profit of $33,007 for the year ended June 30, 2007, was $694 or 2.1% higher than the prior year. This increase in gross profit was directly attributable to the increase in the sales volume. The gross margin declined to 19.3% in fiscal 2007 compared to a gross margin of 19.4% for the prior fiscal year which is directly attributed to the direct allocation of certain freight and storage charges that are not included in last year’s comparable period.

Chemicals & Colorants

Gross profit for the year ended June 30, 2007, decreased by $588, or 3.4%, over the prior year due to the direct allocation of certain freight and storage charges not included in last year’s comparable period as well as settlement of an anti-dumping claim of $330.  Gross margin decreased from 15.5% in fiscal 2006 to 13.7% in fiscal 2007.  The foreign subsidiaries, primarily Germany and Singapore, contributed $625 or 19% more gross profit in 2007 as compared to 2006.  Additionally, the coatings product group reported an increase of $723 due to the sales increase previously mentioned above over the prior year.

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

Unallocated freight and storage costs

Unallocated cost of sales was $0 for fiscal 2007 compared to $3,259 in 2006.  As a result of certain system improvements, certain freight and storage costs which were not able to be identified to a particular segment in the prior fiscal years, have now been included within the segments.  Therefore, there are no unallocated freight and storage costs in the current year.  Total Company gross profit and margin were not affected by this allocation.  This revision will affect the comparison of the segments’ gross profits, however.

Selling, General and Administrative Expenses

SG&A increased $909, or 2.4%, to $39,418 for the year ended June 30, 2007 compared to $38,509 for the prior year.  As a percentage of sales, SG&A decreased to 12.6% for fiscal 2007 versus 13.0% for fiscal 2006.  The increase in SG&A is primarily attributable to the increase of $1,244 in personnel costs including increased bonus expenses and additional employees, $415 increase in sales and marketing expenses, and $259 increased legal costs, partially offset by lower operating expenses of $952 resulting from the sale of one of our subsidiaries in August 2005 and a $537 charge for settlement of legal claims against one of our subsidiaries in 2006.

Operating Income

Fiscal 2007 operating income was $15,064 compared to $12,429 in the prior year, an increase of $2,635 or 21.2%.  This increase was due to the $3,535 increase in gross profit, which was partially offset by the overall increase in SG&A expenses and R&D expenses of $900.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2008, we had $46,515 in cash, of which $33,222 was outside the United States, $548 in short-term investments and no outstanding bank loans.

Our cash position at June 30, 2008 increased $14,195 from the amount at June 30, 2007.  Operating activities for the year ended June 30, 2008 provided cash of $15,418 as compared to cash provided by operations of $4,163 for the comparable 2007 period. The $15,418 was comprised of $13,473 in net income and $5,602 derived from adjustments for non-cash items, offset by a net $3,657 decrease from changes in operating assets and liabilities. The non-cash items included $2,378 in depreciation and amortization expense, $1,285 in stock compensation and $1,835 for the deferred income taxes provision.  Accounts receivable increased $7,326 during the year ended June 30, 2008, due to increased sales during the fourth quarter of 2008 as compared to the fourth quarter of 2007. Inventories increased by approximately $7,989 and accounts payable increased by $9,615 due to the increase in the Health Sciences segment for inventory on-hand related to our European operations as a result of a ramp-up in orders for products to be shipped in the first and second quarters of 2009.  In addition, the Company is carrying more stock for certain products of both the Chemicals and Colorants and Health Sciences segments that are purchased from China, due to a supplier interruption related to the Olympics to be held in China in the summer of 2008. Accrued expenses and other liabilities increased $4,853 during the year ended June 30, 2008, due primarily to an increase in accrued expenses for our foreign subsidiaries related to timing of income tax payments and an increase in accrued compensation related to increased performance payments, which are anticipated to be paid in the first quarter of 2009. Other receivables increased $1,647 due to an increase in VAT (value added tax) receivables in our European subsidiaries due to increased sales.  Other assets increased $1,832 due primarily to increases in retirement-related assets and an increase in long-term receivables related to the sale of intangible assets.  Our cash position at June 30, 2007 decreased $1,412 from the amount at June 30, 2006.  Operating activities for the year ended June 30, 2007 provided cash of $4,163 as compared to cash provided by operations of $16,028 for the comparable 2006 period. The $4,163 was comprised of $10,212 in net income and $3,878 derived from adjustments for non-cash items, offset by a net $9,927 decrease from changes in operating assets and liabilities. The non-cash items included $1,791 in depreciation and amortization expense and $1,692 for the deferred income taxes provision. Accounts receivable increased $6,973 during the year ended June 30, 2007, due to increased sales during the fourth quarter of 2007 as compared to the fourth quarter of 2006.  Inventories increased by approximately $12,565 and accounts payable increased by $7,884 as a result of a ramp-up in orders for products to be shipped in the first quarter of 2008 and an increase in products in which we have decided to carry stock. Accrued expenses and other liabilities increased $4,185 during the year ended June 30, 2007, due primarily to an increase in accrued expenses related to a joint venture, an increase in accrued expenses for our foreign subsidiaries related to increased sales and profitability overseas, as well as increase in accrued compensation related to increased performance payments, which are anticipated to be paid in the first quarter of 2008. Other receivables increased $1,726 due to an increase in VAT taxes receivables in our European subsidiaries, related to increased sales in that region.  Our cash position at June 30, 2006, increased $13,782 from the amount at June 30, 2005.  Operating activities provided cash of $16,028, primarily from net income of $9,237 and a decrease in inventory of $4,909.

Investing activities for the year ended June 30, 2008 provided cash of $1,404 primarily related to maturities and sales of available for sale investments of $2,200 and proceeds from sale of intangible assets of $400. Cash provided by investing activities is offset in part by the purchases of property and equipment of $1,197. We expect capital expenditures will be between $750 and $1,000 during fiscal 2009.  Investing activities for the year ended June 30, 2007 used cash of $2,591 primarily related to purchases of investments of $6,274 and purchases of property and equipment and intangibles of $704 and $2,468, respectively, including $2,000 for the Asulam product registration and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations and other supporting data. The amount of cash used for investing activities is offset in part by $6,779 of maturities of available for sale investments. Investing activities for the year ended June 30, 2006 provided cash of $1,387, primarily as a result of proceeds from the sale of investments of $1,799.  This was partially offset by $485 of expenditures for property and equipment.

Financing activities for the year ended June 30, 2008 used cash of $6,030 primarily from the payments of dividends of $6,110. Financing activities for the year ended June 30, 2007 used cash of $3,991 primarily from the payments of dividends of $4,257. Financing activities for the year ended June 30, 2006 used cash of $4,009 primarily as a result of payments of cash dividends of $3,637 and payments for purchases of treasury stock of $581.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $22,844, as of June 30, 2008.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At June 30, 2008, we had utilized $663 in letters of credit, leaving $9,337 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at June 30, 2008.

Working Capital Outlook

Working capital was $128,786 at June 30, 2008, versus $112,930 at June 30, 2007.  The increase in working capital was primarily attributable to net income during the year.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.  In connection with our crop protection business, we plan to acquire product registration costs and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $11,200 in fiscal 2009.  We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2008, we had no significant obligations for capital expenditures.  At June 30, 2008, contractual cash obligations and other commercial commitments were as follows:

Payments Due and/or
Amount of Commitment
(Expiration per Period)

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years

Operating leases	$5,213	$2,131	$2,746	$171	$165

Commercial letters of credit	663	663	-	-	-

Standby letters of credit	169	169	-	-	-

Unconditional purchase obligations	79,168	79,168	-	-	-

Total	$85,213	$82,131	$2,746	$171	$165

Other significant commitments and contingencies include the following:

1.
One of our subsidiaries markets certain crop protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of three such task force groups and historically, our payments have been in the range of $100 - $250 per year.  We may be required to make additional payments in the future.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of June 30, 2008 and 2007 a liability of $7,846 and $6,136, respectively, is included in the accompanying consolidated balance sheet.  In accordance with EITF Issue 90-8, “Capitalization of Costs to Treat Environmental Contamination” management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports this assumption.  However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

4.
In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

5.
In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

Related Party Transactions

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters.  During fiscal years 2008, 2007 and 2006, we incurred legal fees of $342, $329 and $315, respectively, for services rendered to the Company by those law firms.  We believe that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

Impact of New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management believes the adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations and that the impact in 2009 will only be on  Aceto’s disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not believe adopting the provisions of SFAS No. 159 will have a significant impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  The adoption of this statement will impact the manner in which the Company presents noncontrolling interests, but will not impact its consolidated financial position or results of operations.

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

Investment Market Price Risk

We had short-term investments of $548 at June 30, 2008.  Those short-term investments consisted of corporate equity securities, and were recorded at fair value and had exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $55 as of June 30, 2008.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2008, we had foreign currency contracts outstanding that had a notional amount of $20,768.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2008, was not material.

In addition, we enter into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  In May 2003 we entered into a five-year cross currency interest rate swap transaction,  for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans.  This transaction expired in May 2008 when the underlying inter-company loan was repaid. Since our interest rate swap qualified as hedging activity, the change in its fair value, amounting to $161 in fiscal 2007 is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheet as of June 30, 2007.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2008, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2008, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,600.  Actual results may differ.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2008, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2008, was effective.

Our internal control over financial reporting as of June 30, 2008, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We have audited Aceto Corporation's internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2008 and 2007, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2008 and our report dated September 4, 2008, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
September 4, 2008

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 4, 2008.

Item 11.  Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 4, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 4, 2008.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 4, 2008.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 4, 2008.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit
	Number	Description
	3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4(a)(iii) to Registration
Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

	3.2	Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1986).

	3.3	Amended and restated by-laws of Aceto Corporation, effective as of February 2, 2005 (incorporated by reference to
Exhibit 3.1 to the Company’s current report on Form 8-K dated February 2, 2005).

	3.4	Amended and restated by-laws of Aceto Corporation, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 6, 2007).

10.1	Aceto Corporation 401(k) Retirement Plan, effective August 1, 1997, as amended and restated as of July 1, 2002
(incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended
June 30, 2004).

10.2	Supplemental Executive Retirement Plan, as amended and restated, effective June 30, 2004 and frozen as of
December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004).

10.3	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992).

10.4	1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999).

10.5	Aceto Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No.
333-110653 on Form S-8).

10.6	Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane,
Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2000).

10.7	Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane,
Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(b) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.8	Lease between CDC Products Corp. and Seaboard Estates for manufacturing and office space at 1801 Falmouth
Avenue, New Hyde Park, NY dated October 31, 1999 (incorporated by reference to Exhibit 10(vi)(c) to the
Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.9	Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp.
and Aceto Corporation (incorporated by reference to Exhibit 10(vii) to the Company’s annual report on Form 10-K for the year ended June 30, 1999).

10.10	Asset Purchase Agreement among Magnum Research Corporation, CDC Products Corp., Roy Gross and Aceto
Corporation (incorporated by reference to Exhibit 10 (viii) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.11	Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation (incorporated by reference to
Exhibit 10(ix) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.12	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall,
Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 4, 2001).

10.13	Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001
(incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June
30, 2001).

10.14	Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated May 10, 2002
(incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June
30, 2002).

10.15	Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase
Bank dated June 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-
K for the year ended June 30, 2004).

10.16	Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated August
31, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended June 30, 2004).

10.17	Share Purchase Agreement dated as of December 12, 2003 between Aceto Holding GmbH and Corange
Deutschland Holding GmbH (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-
K dated December 31, 2003).

10.18	Aceto Corporation Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2005).

10.19	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto
(Hong Kong) Limited dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.20	Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase
Bank dated June 26, 2007.

10.21	Aceto Corporation 2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to
Registration Statement No. 333-149586 on Form S-8).

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002

__________
*Filed herewith

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2008 and 2007

Consolidated statements of income for the years ended June 30, 2008, 2007 and 2006

Consolidated statements of cash flows for the years ended June 30, 2008, 2007 and 2006

Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2008, 2007 and 2006

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 4, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
September 4, 2008

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2008 AND 2007 (in thousands, except per-share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$46,515	$32,320
Investments	548	3,036
Trade receivables: less allowance for doubtful accounts (2008, $477;
2007, $491)	68,220	58,206
Other receivables	4,819	3,123
Inventory	71,109	60,679
Prepaid expenses and other current assets	817	1,128
Deferred income tax asset, net	1,756	2,541
Total current assets	193,784	161,033

Long-term notes receivable	347	449

Property and equipment, net	4,307	4,406
Property held for sale	6,978	5,268
Goodwill	1,987	1,820
Intangible assets, net	5,421	5,817
Deferred income tax asset, net	4,098	5,958
Other assets	5,321	3,727

TOTAL ASSETS	$222,243	$188,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,480	$32,539
Short term bank loans	-	25
Note payable – related party	500	500
Accrued expenses	19,948	14,154
Deferred income tax liability	1,070	885
Total current liabilities	64,998	48,103

Long-term liabilities	7,034	6,684
Environmental remediation liability	7,578	5,816
Deferred income tax liability	1,751	2,746
Minority interest	473	302
Total liabilities	81,834	63,651

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,446 and 24,330 shares outstanding at June 30, 2008 and 2007, respectively	256	256
Capital in excess of par value	56,832	56,854
Retained earnings	81,778	74,419
Treasury stock, at cost, 1,198 and 1,314 shares at June 30, 2008 and 2007, respectively	(11,571)	(12,693)
Accumulated other comprehensive income	13,114	5,991
Total shareholders’ equity	140,409	124,827

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$222,243	$188,478

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006 (in thousands, except per-share amounts)

	2008	2007	2006

Net sales	$359,591	$313,473	$297,328
Cost of sales	292,286	258,980	246,370
Gross profit	67,305	54,493	50,958

Selling, general and administrative expenses	45,422	39,418	38,509
Research and development expenses	506	11	20
Operating income	21,377	15,064	12,429

Other income (expense):
Interest expense	(145)	(173)	(127)
Interest and other income, net	957	532	956
	812	359	829

Income from continuing operations before income taxes	22,189	15,423	13,258
Provision for income taxes	8,716	5,211	3,994
Income from continuing operations	13,473	10,212	9,264
Loss from discontinued operations, net of income taxes (Note 3)	-	-	(27)
Net income	$13,473	$10,212	$9,237

Basic income per common share:
Income from continuing operations	$0.55	$0.42	$0.38
Loss from discontinued operations	-	-	-
Net income	$0.55	$0.42	$0.38

Diluted income per common share:
Income from continuing operations	$0.54	$0.41	$0.38
Loss from discontinued operations	-	-	-
Net income	$0.54	$0.41	$0.38

Weighted average shares outstanding:
Basic	24,346	24,305	24,267
Diluted	24,800	24,711	24,590

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands)
	2008	2007	2006

Operating activities:
Net income	$13,473	$10,212	$9,237
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,378	1,791	1,558
Gain on sale of assets	-	-	(66)
Provision for doubtful accounts	98	132	38
Non-cash stock compensation	1,285	443	278
Unrealized loss (gain) on trading securities	6	(180)	(40)
Deferred income taxes	1,835	1,692	1,134
Changes in assets and liabilities:
Investments – trading securities	324	-	-
Trade accounts receivable	(7,326)	(6,973)	(227)
Other receivables	(1,647)	(1,726)	129
Inventory	(7,989)	(12,565)	4,909
Prepaid expenses and other current assets	345	(96)	(182)
Other assets	(1,832)	(636)	(719)
Accounts payable	9,615	7,884	(3,962)
Accrued expenses and other liabilities	4,853	4,185	3,941
Net cash provided by operating activities	15,418	4,163	16,028

Investing activities:
Purchases of investments	-	(6,274)	-
Proceeds from sale of investments	1,000	-	1,799
Maturities of investments	1,200	6,779	-
Payments received on notes receivable	98	151	73
Issuance of notes receivable	-	(75)	-
Proceeds from sale of intangible assets	400	-	-
Purchase of intangible assets	(97)	(2,468)	-
Purchases of property and equipment, net	(1,197)	(704)	(485)
Net cash provided by (used in) investing activities	1,404	(2,591)	1,387

Financing activities:
Proceeds from exercise of stock options	87	217	250
Excess income tax benefit on exercise of stock options	18	24	85
Payment of cash dividends	(6,110)	(4,257)	(3,637)
Payments for purchases of treasury stock	-	-	(581)
(Repayments) borrowings of short-term bank loans	(25)	25	(126)
Net cash used in financing activities	(6,030)	(3,991)	(4,009)

Effect of foreign exchange rate changes on cash	3,403	1,007	376

Net increase (decrease) in cash and cash equivalents	14,195	(1,412)	13,782
Cash and cash equivalents at beginning of period	32,320	33,732	19,950
Cash and cash equivalents at end of period	$46,515	$32,320	$33,732

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income	Total
Balance at June 30, 2005	25,644	$256	$56,903	$62,864	(1,362)	$(13,505)	$1,137	$107,655
Net income	-	-	-	9,237	-	-	-	9,237
Other comprehensive income:
Change in fair value of cross currency
interest rate swaps	-	-	-	-	-	-	42	42
Foreign currency translation
adjustments	-	-	-	-	-	-	1,682	1,682
Unrealized loss on available for sale
investments	-	-	-	-	-	-	(42)	(42)
Additional minimum pension liability	-	-	-	-	-	-	21	21
Comprehensive income:								10,940
Stock issued pursuant to employee stock
incentive plans	-	-	(66)	-	20	219	-	153
Dividends declared ($0.15 per share)	-	-	-	(3,637)	-	-	-	(3,637)
Share-based compensation	-	-	188	-	-	-	-	188
Purchases of treasury stock	-	-	-	-	(96)	(581)	-	(581)
Exercise of stock options	-	-	(419)	-	72	669	-	250
Tax benefit from exercise of stock options	-	-	85	-	-	-	-	85
Balance at June 30, 2006	25,644	256	56,691	68,464	(1,366)	(13,198)	2,840	115,053
Net income	-	-	-	10,212	-	-	-	10,212
Other comprehensive income:
Change in fair value of cross currency
interest rate swap	-	-	-	-	-	-	161	161
Foreign currency translation
adjustments	-	-	-	-	-	-	2,900	2,900
Unrealized gain on available for sale
investments	-	-	-	-	-	-	52	52
Comprehensive income:								13,325
Adjustment to adopt SFAS No. 158, net of
tax of $25	-	-	-	-	-	-	38	38
Stock issued pursuant to employee stock
incentive plans	-	-	(44)	-	15	142	-	98
Dividends declared ($0.175 per share)	-	-	-	(4,257)	-	-	-	(4,257)
Share-based compensation	-	-	329	-	-	-	-	329
Exercise of stock options	-	-	(146)	-	37	363	-	217
Tax benefit from exercise of stock options	-	-	24	-	-	-	-	24
Balance at June 30, 2007	25,644	$256	$56,854	$74,419	(1,314)	$(12,693)	$5,991	$124,827
Net income	-	-	-	13,473	-	-	-	13,473
Other comprehensive income:
Change in fair value of cross currency
interest rate swap	-	-	-	-	-	-	75	75
Foreign currency translation
adjustments	-	-	-	-	-	-	6,944	6,944
Unrealized gain on available for sale
investments	-	-	-	-	-	-	42	42
Defined benefit plans, net of tax of $29	-	-	-	-	-	-	62	62
Comprehensive income:								20,596
Stock issued pursuant to employee stock
incentive plans	-	-	(20)	-	15	150	-	130
Issuance of restricted stock, net of forfeitures	-	-	(821)	-	85	821	-	-
Dividends declared ($0.25 per share)	-	-	-	(6,114)	-	-	-	(6,114)
Share-based compensation	-	-	865	-	-	-	-	865
Exercise of stock options	-	-	(64)	-	16	151	-	87
Tax benefit from exercise of stock options	-	-	18	-	-	-	-	18
Balance at June 30, 2008	25,644	$256	$56,832	$81,778	(1,198)	$(11,571)	$13,114	$140,409

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, quality assurance, regulatory support, marketing and distribution of chemically derived pharmaceuticals, biopharmaceuticals, specialty chemicals and crop protection products used principally as raw materials in the agricultural, color, pharmaceutical, surface coating/ink and general chemical consuming industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States.  The Company’s customers are primarily located throughout the United States, Europe and Asia.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. In addition, the financial statements of S.R.F.A. LLC, a joint-venture entity which is 50% owned by the Company and commenced operations in April 2004, are included in the consolidated financial statements in accordance with FASB Interpretation 46R, “Consolidation of Variable Interest Entities” (FIN 46R).  All significant inter-company balances and transactions are eliminated in consolidation.

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

Environmental and Other Contingencies

The Company establishes accrued liabilities for environmental matters and other contingencies when it is probable that a liability has been incurred and the amount of the liability is reasonably estimable.  If the contingency is resolved for an amount greater or less than the accrual, or the Company’s share of the contingency increases or decreases, or other assumptions relevant to the development of the estimate were to change, the Company would recognize an additional expense or benefit in the consolidated statements of income in the period such determination was made.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Pension Benefits

In connection with certain historical acquisitions in Germany, the Company assumed defined benefit pension plans covering certain employees who meet certain eligibility requirements.  The net pension benefit obligations recorded and the related periodic costs are based on, among other things, assumptions of the discount rate, estimated return on plan assets, salary increases and the mortality of participants.  The obligation for these claims and the related periodic costs are measured using actuarial techniques and assumptions.  Actuarial gains and losses are deferred and amortized over future periods.  The Company’s plans are funded in conformity with the funding requirements of applicable government regulations.

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2008 and 2007 are as follows:

	2008	2007
Fair value of cross currency interest rate swaps	$-	$(75)
Cumulative foreign currency translation adjustments	13,014	6,070
Unrealized loss on available for sale investments	-	(42)
Defined benefit plans	100	38
Total	$13,114	$5,991

The foreign currency translation adjustments for the year ended June 30, 2008 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

On May 4, 2005, the Board of Directors of the Company authorized the extension of the Company’s stock repurchase program for an additional three years, which expired in May 2008.  On September 4, 2008, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2011.  Under the stock repurchase program, the Company is authorized to purchase up to an additional 4,051 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

Stock Options

Effective July 1, 2005, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  SFAS 123(R) requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  This statement was adopted using the modified prospective method, which requires the Company to recognize compensation expense on a prospective basis.  SFAS 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.   Prior to the adoption of SFAS 123(R), the Company presented all tax benefits related to stock-based compensation as an operating cash inflow.  The Company’s policy is to satisfy stock-based compensation awards with treasury shares.

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
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer.  The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers.

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  The Company’s sales incentives consist primarily of volume incentive rebates.  The Company records such volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor's Products).”

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2008, 2007 and 2006:

	2008	2007	2006

Weighted average shares outstanding	24,346	24,305	24,267
Dilutive effect of stock options and restricted stock awards and units	454	406	323
Diluted weighted average shares outstanding	24,800	24,711	24,590

There were 1,534, 1,443 and 1,638 common equivalent shares outstanding as of June 30, 2008, 2007 and 2006, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

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

The components of property and equipment were as follows:
	June 30, 2008	June 30, 2007	Estimated useful life (years)
Machinery and equipment	$1,140	$964	3-7
Leasehold improvements	378	330	Shorter of asset life or lease term
Computer equipment and software	3,772	3,763	3-5
Furniture and fixtures	1,138	1,100	5-10
Automobiles	411	497	3
Building	3,221	3,015	20
Land	280	-	-
	$10,340	$9,669
Accumulated depreciation and amortization	6,033	5,263
	$4,307	$4,406

Property held for sale represents land and land improvements of $6,978 and $5,268 at June 30, 2008 and 2007, respectively.  During fiscal 2008 the Company recorded an additional $1,710 to partially recognize the capitalized environmental costs up to the fair value of the land and land improvements to the extent of additional environmental remediation cost estimates in accordance with EITF 90-8 “Capitalization of Costs to Treat Environmental Contamination”.

Depreciation and amortization of property and equipment amounted to $1,174, $1,067 and $943 for the years ended June 30, 2008, 2007, and 2006, respectively.

Goodwill and Other Intangibles

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of customer relationships, patent license, EPA registrations and related data, trademarks, product rights and related intangibles and covenants not to compete.  Goodwill and other intangible assets that have an indefinite life are not amortized.

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company tests goodwill and other intangible assets for impairment on at least an annual basis.  Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.  The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine the fair value of these intangible assets, the Company uses many assumptions and estimates that directly impact the results of the testing.  In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Accounting for Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, which establishes accounting and reporting guidelines for derivative instruments and hedging activities.  SFAS No. 133 requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value.  Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  Under the provisions of SFAS No. 133, the method that is used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedged instrument.

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

The Company entered into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  The gains or losses on the inter-company loans due to changes in foreign currency rates are offset by the gains or losses on the swap in the statements of income.  Since the Company’s interest rate swaps qualified as cash flow hedging activities, the change in their fair value was recorded in accumulated other comprehensive income.

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
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

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

(3)  Sale of Institutional Sanitary Supplies Segment

During June 2005, the Company entered into an agreement to sell the majority of the product lines formulated and marketed by CDC Products Corp. (“CDC”), which is one of the two reporting units forming part of the former Institutional Sanitary Supplies reportable segment.  The sale of certain product lines of CDC was completed on August 24, 2005 for $75 and a note receivable of $44 due in April 2006, which resulted in a pre-tax gain of $66, included in other income in the statement of income for the year ended June 30, 2006.  Excluded from the sale of CDC’s product lines was Anti-Clog, an EPA-registered biocide that has a unique delivery system and is used in commercial air-conditioning systems.  Beginning in July 2005, the operating results of the Anti-Clog product, which are not material, are included in the Chemicals & Colorants reportable segment.

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

Operating results of discontinued operations for the fiscal year ended June 30, 2006 were as follows:

2006
Net sales	$154

Loss from operations of discontinued business	(44)
Benefit for income taxes	17

Non-cash impairment charge	-
Benefit for income taxes	-

Loss from discontinued operations	$(27)

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

 (4) Investments

A summary of short-term investments was as follows:

	June 30, 2008		June 30, 2007
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$548	$14	$877	$152

Available for sale securities
Corporate bonds	$-	$-	$1,187	$1,203
Government and agency securities	$-	$-	$972	$1,000
	$548		$3,036

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized (losses) gains on trading securities were $(6), $180 and $40 for fiscal 2008, 2007 and 2006, respectively.

(5) Notes Receivable

The Company has four notes receivable with outstanding balances aggregating $450 and $548 at June 30, 2008 and June 30, 2007, respectively, which have arisen from sales of property.  The notes are either secured by a first mortgage on the real property sold or collateralized by a security interest in the asset sold.  The notes range in length from seven to ten years and earn interest at a fixed rate.  The range of fixed rates on the notes is 5.5% to 7.0%.  Included in current assets are the current portions of the notes receivable due within one year totaling $103 and $99 at June 30, 2008 and 2007, respectively.

(6)  Goodwill and Other Intangible Assets

Goodwill of $1,987 and $1,820 as of June 30, 2008 and June 30, 2007, respectively, relates to the Health Sciences segment and reporting unit.

Intangible assets subject to amortization as of June 30, 2008 and 2007 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2008

Customer relationships	$3,468	$2,229	$1,239
Product rights and related intangibles	96	4	92
Patent license	838	209	629
EPA registrations and related data	2,733	384	2,349
Non-compete agreements	290	261	29
	$7,425	$3,087	$4,338

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2007

Customer relationships	$2,958	$1,479	$1,479
Patent license	838	133	705
EPA registrations and related data	2,733	98	2,635
Non-compete agreements	247	173	74
	$6,776	$1,883	$4,893

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

The estimated useful lives of customer relationships, product rights and related intangibles, patent license, EPA registrations and related data and non-compete agreements are 7 years, 3-5 years, 11 years, 10 years and 3-5 years, respectively.

As of June 30, 2008 and June 30, 2007, the Company also had $1,083 and $924, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.

In fiscal 2008 and 2007, changes in goodwill and trademarks are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $1,204, $724 and $615 for the years ended June 30, 2008, 2007 and 2006, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2009 through June 30, 2014 are as follows:  2009: $871; 2010: $860; 2011: $709; 2012: $383; 2013: $366 and 2014 and thereafter: $1,149.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2008 and 2007 were as follows:
	2008	2007
Accrued compensation	$4,399	$3,749
Accrued environmental remediation costs	268	321
Accrued income taxes payable Other accrued expenses	5,248 10,033	1,504 8,580
	$19,948	$14,154

(8) Environmental Remediation

In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of June 30, 2008 and 2007 a liability of $7,846 and $6,136, respectively, is included in the accompanying consolidated balance sheet.  In accordance with EITF Issue 90-8, “Capitalization of Costs to Treat Environmental Contamination” management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports this assumption.  However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

(9) Financing Arrangements

The Company has a revolving credit agreement with a financial institution that expires June 30, 2010 and provides for available credit of $10,000.  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit.  The obligations of the Company under the credit agreement are guaranteed by certain of the Company’s subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%, which was 3.96%, 6.82% and 7.19% at June 30, 2008, 2007 and 2006, respectively.  The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth.  The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2008.

At June 30, 2008 and 2007, the Company had available lines of credit with foreign financial institutions totaling $22,844 and $19,472, respectively.  The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 3.21%, 6.07% and 6.44% at June 30, 2008, 2007 and 2006, respectively.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $663 in letters of credit leaving an unused facility of $32,181 at June 30, 2008.  At June 30, 2007 the Company had $25 in short-term bank loans outstanding and $702 in letters of credit leaving an unused facility of $28,770.

(10)  Stock Based Compensation Plans

At the annual meeting of shareholders of the Company held December 6, 2007, the shareholders approved the Aceto Corporation 2007 Long-Term Performance Incentive Plan (2007 Plan). The Company has reserved 700 shares of common stock for issuance under the 2007 Plan to the Company’s employees and non-employee directors. There are five types of awards that may be granted under the 2007 Plan-options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units and performance incentive units.

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company’s shareholders in December 2002.  Under the 2002 Plan, restricted stock or options to purchase up to 1,688 shares of the Company’s common stock may be granted by the Company to officers, directors, employees and agents of the Company.  The exercise price per share shall not be less than the market value of Aceto common stock on the date of grant and each option may not become exercisable less than six months from the date it is granted.  Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant.  Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock.  The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years.  The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price of $8.05 per share.  These options vest on the first anniversary of the date of grant and expire ten years from the date of grant.

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

All options granted were at exercise prices equal to the market value of the common stock on the date of grant.  As of June 30, 2008, there were 431 and 91 shares of common stock available for grant under the 2007 and 2002 Plans, respectively.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan).  In accordance with the 1998 Plan the Company’s Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants.  The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant.  The options vest as determined by the Board and expire no later than ten years from the date of grant.  Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant.  Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock.  The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board.  The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time.  Under the 1998 Plan, there were 2 shares of common stock available for grant as either options or restricted stock at June 30, 2008.  The 1998 Plan expires in December 2008.

Under the terms of the Company’s 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The options vest either immediately or over a period of years as determined by the Board of Directors and expire no later than five or ten years from the original date they are fully vested.  The 1980 Plan expired September 2005.  Outstanding options survive the expiration of the 1980 Plan.

The following summarizes the shares of common stock under options for all plans at June 30, 2008, 2007 and 2006, and the activity with respect to options for the respective years then ended:
	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2005	2,764	$7.65
Granted	131	6.82
Exercised	(72)	3.88
Forfeited (including cancelled options)	(80)	10.65
Balance at June 30, 2006	2,743	$7.62
Granted	65	8.25
Exercised	(38)	6.02
Forfeited (including cancelled options)	(70)	10.26
Balance at June 30, 2007	2,700	$7.58
Granted	239	8.05
Exercised	(16)	5.57
Forfeited (including cancelled options)	(44)	10.07
Balance at June 30, 2008	2,879	$7.59	$4,264
Options exercisable at June 30, 2008	2,643	$7.55	$4,264

The total intrinsic value of stock options exercised during the years ended June 30, 2008, 2007 and 2006 was approximately $48, $106 and $234, respectively. At June 30, 2008, outstanding options had expiration dates ranging from December 10, 2008 to December 6, 2017.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2008, 2007 and 2006, restricted stock awarded and premium shares vested of 15, 15 and 20 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders’ equity by $130, $98 and $153, respectively.  The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $92, $114 and $90 in fiscal 2008, 2007 and 2006, respectively.  Additionally, non-cash compensation expense of $540, $329 and $188 was recorded in fiscal 2008, 2007 and 2006, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. As of June 30, 2008, the total unrecognized compensation cost related to option awards is $310, and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately five months.

The following summarizes the non-vested stock options at June 30, 2008 and the activity with respect to non-vested options for the year ended June 30, 2008:
	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2007	65	$3.96
Granted	239	3.01
Vested	(65)	3.96
Forfeited	(3)	3.01
Non-vested at June 30, 2008	236	$3.01

The per-share weighted-average fair value of stock options granted during 2008, 2007 and 2006 was $3.01, $3.96 and $2.87, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006

Expected life	5.6 years	5.5 years	5.5 years
Expected volatility	46.0%	57.0%	50.0%
Risk-free interest rate	3.55%	4.43%	4.36%
Dividend yield	2.50%	1.86%	2.22%

In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years, will result in remaining stock-based compensation expense of approximately $517, and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 2.4 years. In accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.   For the year ended June 30, 2008, the Company recorded non-cash stock-based compensation expense of approximately $325, which is included in selling, general and administrative expenses, for these shares of restricted common stock and restricted stock units, of which $186 of compensation expense related to retiree eligibility.   In addition, in accordance with SFAS No. 123(R), the Company recorded additional compensation expense of $328 during the year ended June 30, 2008, related to grants of restricted common stock, whereby the service inception dated preceded the grant date. Since these shares of restricted common stock will be issued in fiscal 2009, the Company has recorded a liability as of June 30, 2008 for such awards.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

A summary of restricted stock awards including restricted stock units as of June 30, 2008, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	-	$-
Granted	106	8.05
Vested	-	-
Forfeited	(1)	8.05
Non-vested at June 30, 2008	105	$8.05

(11)  Interest and Other Income

Interest and other income during fiscal 2008, 2007 and 2006 was comprised of the following:

	2008	2007	2006
Dividends	$58	$64	$133
Interest	1,124	1,045	590
Net (loss) gain on investments	(8)	174	29
Foreign government subsidies received	37	152	561
Minority interest	(125)	(70)	(61)
Foreign currency losses	(42)	(770)	(354)
Miscellaneous	(87)	(63)	58
	$957	$532	$956

(12) Income Taxes

The components of income from continuing operations before the provision for income taxes are as follows:

	2008	2007	2006
Domestic operations	$3,882	$2,988	$1,981
Foreign operations	18,307	12,435	11,277
	$22,189	$15,423	$13,258

The components of the provision for income taxes are as follows:

	2008	2007	2006
Federal:
Current	$1,167	$788	$105
Deferred	128	208	335
State and local:
Current	201	270	187
Deferred	19	6	126
Foreign:
Current	5,216	2,461	2,568
Deferred	1,985	1,478	673
	$8,716	$5,211	$3,994

Income taxes payable, which is included in accrued expenses, was $5,248 and $1,504 at June 30, 2008 and 2007, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2008 and 2007 are presented below:
	2008	2007
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$482	$461
Accrued deferred compensation	1,984	1,493
Additional inventoried costs for tax purposes	204	168
Allowance for doubtful accounts receivable	143	132
Depreciation and amortization	15	-
Impairment charges	-	196
Foreign tax credit carryforward	478	-
Domestic net operating loss carryforwards	245	333
Foreign net operating loss carryforwards	4,924	8,738
Total gross deferred tax assets	8,475	11,521
Valuation allowances	(1,534)	(2,502)
	6,941	9,019

Deferred tax liabilities:
Foreign deferred tax liabilities	(2,821)	(3,631)
Unrealized gain on investments	(250)	(313)
Goodwill	(168)	(143)
Depreciation and amortization	-	(11)
Installment gain on sale of assets	(608)	-
Other	(61)	(53)
Total gross deferred tax liabilities	(3,908)	(4,151)

Net deferred tax assets	$3,033	$4,868

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2008 and 2007:

	2008	2007
Current deferred tax assets, net	$1,756	$2,541
Non-current deferred tax assets, net	4,098	5,958
Current deferred tax liabilities	(1,070)	(885)
Non current deferred tax liabilities	(1,751)	(2,746)
Net deferred tax assets	$3,033	$4,868

The change in net deferred tax assets for the year ended June 30, 2008 was a decrease of $1,835. This decrease is related primarily to German tax reform which was enacted in August 2007 that reduced the corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429, which is reflected in the consolidated financial statements for the year ended June 30, 2008.

The net change in the total valuation allowance for the year ended June 30, 2008 was a decrease of $968, which was primarily due to the disallowance of a tax deduction in Aceto France that had been fully reserved at June 30, 2007. The net change in the total valuation allowance for the year ended June 30, 2007 was an increase of $52.  This increase was primarily attributable to an additional valuation allowance recorded for net operating loss carryforwards generated in certain foreign jurisdictions.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2008, the Company will need to generate future taxable income of approximately $9,500.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

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

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $69,700 at June 30, 2008 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments.  Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2008, 2007 and 2006 follows:
	2008	2007	2006
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income tax benefit	0.6	1.1	1.0
Increase in valuation allowance	0.0	0.4	5.3
Foreign tax rate differential	(2.2)	(2.1)	(9.1)
Change in foreign tax rate effect	6.4	-	-
Other	0.5	0.4	(1.1)
Effective tax rate	39.3%	33.8%	30.1%

At June 30, 2008, the Company had foreign net operating loss carryforwards of approximately $15,200 which are available to offset future foreign taxable income and which have no expiration date.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $122 as of June 30, 2008. The Company recognized interest and penalties of $53 related to income taxes during the year ended June 30, 2008. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, fiscal year 2002).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

 (13) Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2008, 2007 and 2006 was as follows:

	2008	2007	2006
Interest	$115	$167	$129
Income taxes, net of refunds	$3,127	$3,822	$797

The Company had a non-cash item excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2008 , 2007, and 2006 of $1,710, $737 and $4,205, respectively, related to capitalized environmental remediation costs.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,237, $1,209 and $1,148 in fiscal 2008, 2007 and 2006, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158).  SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost.  The Company adopted the recognition and disclosure provisions of this statement for the year ended June 30, 2007. The incremental effect of applying SFAS No. 158 on individual line items in the consolidated balance sheet at June 30, 2007 is as follows:

	Prior to SFAS No. 158 adoption	SFAS No. 158 adoption adjustments	After SFAS No. 158 adoption
Accrued pension liability	874	(63)	811
Deferred income tax liability	2,721	25	2,746
Total liabilities	63,689	(38)	63,651
Accumulated other comprehensive income	5,953	38	5,991
Total shareholders’ equity	124,789	38	124,827

The accrued pension liability as of June 30, 2008 was $933.  The accrued pension liability recorded as of June 30, 2007 amounted to $811.  Net periodic pension costs, which consists principally of interest cost and service cost was $80 in fiscal 2008, $73 in fiscal 2007 and $87 in fiscal 2006.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 6.0%, 5.1% and 4.2% and a compensation increase rate of 4.0%, 3.2% and 3.3% were used in determining the actuarial present value of benefit obligations as of June 30, 2008, 2007 and 2006, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Deferred Compensation Plans

To comply with the requirements of the American Jobs Creation Act of 2004, as of December 2004, the Company froze its non-qualified Supplemental Executive Retirement Plan (the Frozen Plan) and has not allowed any further deferrals or contributions to the Frozen Plan after December 31, 2004.  All of the earned benefits of the participants in the Frozen Plan as of December 31, 2004, will be preserved under the existing plan provisions.

On March 14, 2005, the Company’s Board of Directors adopted the Aceto Corporation Supplemental Executive Deferred Compensation Plan (the Plan).  The Plan is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company’s 401(k) plan, as well as to permit additional deferrals of a portion of their compensation.  The Plan is intended to comply with the provisions of section 409A of the Internal Revenue Code of 1986, as amended, and is designed to provide comparable benefits to those under the Frozen Plan.  Substantially all compensation deferred under the Plan, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company.  The assets held by the grantor trust are in life insurance policies.

As of June 30, 2008 and 2007, the Company recorded a liability under the Plans of $3,909 and $3,523 respectively, (included in long-term liabilities) and an asset (included in other assets) of $3,284 and $3,008, respectively, primarily representing the cash surrender value of policies owned by the Company.

(15) Financial Instruments

Derivative Financial Instruments

At June 30, 2008 and 2007 the Company had future foreign currency contracts that have a notional amount of $20,768 and $13,793, respectively.  Unrealized gains (losses) on hedging activities at the end of fiscal 2008 and 2007 amounted to $5 and ($20), respectively and are included in the consolidated statements of income.  The contracts have varying maturities of less than one year.

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

 In addition, the Company entered into cross currency interest rate swaps to reduce foreign currency exposure on inter-company transactions.  In May 2003 Aceto entered into a five-year cross currency interest rate swap transaction,  for the purpose of hedging fixed-interest-rate, foreign-currency-denominated cash flows under inter-company loans.  This transaction expired in May 2008 when the underlying inter-company loan was repaid. Since this interest rate swap qualified as hedging activity, the change in its fair value, amounting to $161 in fiscal 2007 is recorded in accumulated other comprehensive income included in the accompanying consolidated balance sheet as of June 30, 2007.

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $663 and $702 as of June 30, 2008 and 2007, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counter parties to these agreements.

Fair Value of Financial Instruments

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2008 and 2007 was not material.  The fair value of the Company’s notes receivable was based upon current rates offered for similar financial instruments to the Company.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Vietnam, Greece, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. The Company as a policy does not require collateral from its customers.  At June 30, 2008 and 2007, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2008, 2007 or 2006.

During the fiscal years ended June 30, 2008, 2007 and 2006, approximately 67%, 65% and 67%, respectively, of the Company’s purchases came from Asia and approximately 19%, 21% and 21%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $45,919 and $34,307, respectively at June 30, 2008.  Net assets located in Europe and Asia approximated $31,559 and $32,560, respectively at June 30, 2007.

(16) Commitments and Contingencies

As of June 30, 2008, the Company has outstanding purchase obligations totaling $79,168 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

Packaging used for one of the Company's crop protection products was covered by a patent, for which the Company had a license that expired in August 2007. The Company had commenced a lawsuit against the current owner of the patent bringing claims based on antitrust and related claims.   In December 2007, the Company's motion for a preliminary injunction was denied. In May 2008, the patent owner filed a lawsuit against the Company for patent infringement, among other claims seeking unspecified monetary damages and a permanent injunction. The court then granted the patent owner's motion for a temporary restraining order, which temporarily restrained Aceto from using or selling product in packaging covered by the patent.  On May 16, 2008, the Company announced that it had settled the litigation and sold the crop protection product to the patent owner.  The sale included registrations, data, know-how and certain inventories.  The settlement of the litigation and sale of the crop protection product did not have a material impact on the Company’s financial condition or liquidity.

In fiscal 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $2,100 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment. Accordingly, the Company believes that the settlement offer is unreasonable. Alternatively, counsel to the PRP Group has proposed that Aceto join it as a participating member and pay 3.16% of the PRP Group's cost.  The Company believes that this percentage is high because it is based on the total volume of materials that Aceto sent to the site, most of which were non-hazardous substances and as such, believes that, at most, it is a de minimus contributor to the site contamination. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of June 30, 2008 a liability of $7,846 is included in the accompanying consolidated balance sheet.   However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, the Company has filed a claim against BASF Corporation (BASF), the former owners of the Arsynco property. The Company alleges that BASF is liable for a portion of the cost to remediate, however, since collection is uncertain at this time, no asset has been recorded.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability can not be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

One of the Company’s subsidiaries was a defendant in a legal action alleging patent infringement.  The patent in question covered a particular method of applying one of the products in the Company’s Crop Protection segment.  In September 2005, shortly before a trial was expected to begin, the parties agreed to a settlement.  Under the terms of the settlement agreement, the Company was obligated to pay $1,375, of which $625 was paid in December 2005 and the remaining $750 will be paid in equal installments over the next five years.  As of June 30, 2008, the balance is $450.  As a result of the settlement, the Company recorded an intangible asset of $838 for the patent license, which is being amortized over its remaining life of 11 years, and a charge of $537, included in SG&A expense, for the fiscal year ended June 30, 2006.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the Environmental Protection Agency (EPA) to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of three such task force groups and historically, our payments have been in the range of $100 - $250 per year.  The Company may be required to make additional payments in the future.

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore expiring at various dates between December 2008 and April 2011.  In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

At June 30, 2008, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2009	$2,131
2010	1,687
2011	1,059
2012	89
2013	82
Thereafter	165
$5,213

Total rental expense amounted to $1,868, $1,672 and $1,651 for fiscal 2008, 2007 and 2006, respectively.

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009.  As of June 30, 2008, the aggregate future rental payments of the third party that are guaranteed by the Company are $382 and the fair value of this guarantee is deemed to be insignificant.

(17) Related Party Transactions

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters.  During fiscal 2008, 2007 and 2006, the Company incurred legal fees of $342, $329 and $315, respectively, for services rendered to the Company by those law firms. The Company believes that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australia-based Nufarm Limited.  Each company owns 50% of the joint venture, named S.R.F.A., LLC. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A., with those loans being evidenced by demand notes that bear interest at 3.0% per annum.  During fiscal 2005, S.R.F.A. repaid $500 of principal to each of Nufarm and the Company.  The amounts due Nufarm at June 30, 2008 and 2007 are included as a note payable in the accompanying consolidated balance sheets.

(18) Other Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to US GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB provided a one-year deferral for the implementation of SFAS No. 157 for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a nonrecurring basis. Management believes the adoption of this statement is not expected to have a material impact on the consolidated financial position or results of operations and that the impact in 2009 will only be on Aceto’s disclosures.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115" (SFAS No. 159). SFAS No. 159 allows companies the choice to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of SFAS No. 159 will be effective for fiscal years beginning after November 15, 2007.  The Company does not believe adopting the provisions of SFAS No. 159 will have a significant impact on its consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS No. 160). SFAS No. 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company must adopt these new requirements in its first quarter of fiscal 2010.  The adoption of this statement will impact the manner in which the Company presents noncontrolling interests, but will not impact its consolidated financial position or results of operations.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$211,481	$129,662	$18,448	$359,591
Net gross profit	44,612	18,782	3,911	67,305

2007
Net sales	$170,691	$123,299	$19,483	$313,473
Net gross profit	33,007	16,556	4,930	54,493

2006
Net sales	$166,725	$110,869	$19,734	$297,328
Gross profit	32,313	17,144	4,760	54,217
Unallocated cost of sales (1)				(3,259)
Net gross profit				$50,958

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

Net sales and gross profit by source country for the years ended June 30, 2008, 2007 and 2006 were as follows:

	Net Sales			Gross Profit
	2008	2007	2006	2008	2007	2006
United States	$207,839	$184,391	$184,395	$33,785	$29,779	$30,348
Germany	72,077	68,484	56,464	24,296	17,371	14,311
Netherlands	12,215	8,579	10,095	1,826	1,594	1,791
France	26,286	16,812	15,543	2,919	1,973	1,808
Asia-Pacific	41,174	35,207	30,831	4,479	3,776	2,700
Total	$359,591	$313,473	$297,328	$67,305	$54,493	$50,958

Sales generated from the United States to foreign countries amounted to $44,844, $35,540 and $29,152 for the fiscal years ended June 30, 2008, 2007 and 2006, respectively.

Long-lived assets by geographic region as of June 30, 2008 and June 30, 2007 were as follows were as follows:

	Long-lived assets
	2008	2007
United States	$4,729	$5,229
Europe	3,734	3,967
Asia-Pacific	3,252	2,847
Total	$11,715	$12,043

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2008, 2007 AND 2006
(in thousands, except per-share amounts)

(20)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2008 and 2007.

	For the quarter ended
Fiscal year ended June 30, 2008	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net sales	$79,528	$77,105	$98,255	$104,703
Gross profit	14,563	12,479	16,043	24,220
Net income	1,294	908	3,294	7,977

Net income per diluted share	$0.05	$0.04	$0.13	$0.32

	For the quarter ended
Fiscal year ended June 30, 2007	September 30, 2006	December 31, 2006	March 31, 2007	June 30, 2007
Net sales	$74,725	$75,686	$75,879	$87,183
Gross profit	12,561	12,562	12,876	16,494
Net income	2,462	1,744	1,800	4,206

Net income per diluted share	$0.10	$0.07	$0.07	$0.17

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

                           Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2008, 2007 and 2006 (dollars in thousands)
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2008
Allowance for doubtful accounts	$491	$98	-	$$112	(a)	$477
Year ended June 30, 2007
Allowance for doubtful accounts	$416	$132	-	$57	(a)	$491
Year ended June 30, 2006
Allowance for doubtful accounts	$427	$38	-	$49	(a)	$416

(a)  Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

	By:	/s/Leonard S. Schwartz
Leonard S. Schwartz
Chairman, President and
Chief Executive Officer

Date: September 4, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Leonard S. Schwartz	Chairman, President and	09-04-08
Leonard S. Schwartz	Chief Executive Officer
(Principal Executive Officer)

/s/Douglas Roth	Secretary/Treasurer and	09-04-08
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/Stanley Fischer	Director	09-04-08
Stanley Fischer

/s/Robert Wiesen	Director	09-04-08
Robert Wiesen

/s/Albert L. Eilender	Director	09-04-08
Albert L. Eilender

/s/Hans C. Noetzli	Director	09-04-08
Hans C. Noetzli

/s/William Britton	Director	09-04-08
William Britton

EXHIBIT INDEX
Exhibit Number                                          Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

3.2
Certificate of Amendment dated November 21, 1985 to Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(ii) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1986).

3.3	Amended and restated by-laws of Aceto Corporation, effective as of February 2, 2005 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated February 2, 2005).

3.4	Amended and restated by-laws of Aceto Corporation, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K dated December 6, 2007).

10.1
Aceto Corporation 401(k) Retirement Plan, effective August 1, 1997, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004).

10.2
Supplemental Executive Retirement Plan, as amended and restated, effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form   10-K for the fiscal year ended June 30, 2004).

10.3
Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (and as further Amended effective June 9, 1992) (incorporated by reference to Exhibit 10(v)(b) to the Company's annual report on Form 10-K for the fiscal year ended June 30, 1992).

10.4	1998 Aceto Corporation Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999).

10.5	Aceto Corporation 2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2000).

10.7
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc. for office space at One Hollow Lane, Lake Success, NY dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(b) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.8
Lease between CDC Products Corp. and Seaboard Estates for manufacturing and office space at 1801 Falmouth Avenue, New Hyde Park, NY dated October 31, 1999 (incorporated by reference to Exhibit 10(vi)(c) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.9
Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation (incorporated by reference to Exhibit 10(vii) to the Company’s annual report on Form 10-K for the year ended June 30, 1999).

10.10
Asset Purchase Agreement among Magnum Research Corporation, CDC Products Corp., Roy Gross and Aceto Corporation (incorporated by reference to Exhibit 10 (viii) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.11	Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation (incorporated by reference to Exhibit 10(ix) to the Company’s annual report on Form 10-K for the year ended June 30, 2000).

10.12
Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O. (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated April 4, 2001).

10.13
Loan Guarantee between Aceto Corporation and subsidiaries and Deutsche Bank AG dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001).

10.14
Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated May 10, 2002 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2002).

10.15
Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended June 30, 2004).

10.16
Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended June 30, 2004).

10.17
Share Purchase Agreement dated as of December 12, 2003 between Aceto Holding GmbH and Corange Deutschland Holding GmbH (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K dated December 31, 2003).

10.18
Aceto Corporation Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 14, 2005).

10.19
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004).

10.20	Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 26, 2007.

10.21	Aceto Corporation 2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

21.1*	Subsidiaries of the Company.

23.1*	Consent of BDO Seidman, LLP.

31.1*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Filed herewith