Form 10-Q
period 2008-09-30
ACETO CORP
filed 2008-11-07
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Yes ☐  No ☒

The Registrant has 24,529,541 shares of common stock outstanding as of November 4, 2008.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	September 30, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,475	$46,515
Investments	10,875	548
Trade receivables, less allowance for doubtful
accounts (September, $759, June $477)	62,551	68,220
Other receivables	6,302	4,819
Inventory	68,495	71,109
Prepaid expenses and other current assets	965	817
Deferred income tax benefit, net	1,636	1,756
Total current assets	183,299	193,784

Long-term notes receivable	-	347
Property and equipment, net	4,559	4,307
Property held for sale	6,978	6,978
Goodwill	1,890	1,987
Intangible assets, net	5,000	5,421
Deferred income tax benefit, net	2,364	4,098
Other assets	5,133	5,321

TOTAL ASSETS	$209,223	$222,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,572	$43,480
Short-term bank loans	2,000	-
Note payable – related party	-	500
Accrued expenses	18,420	19,948
Deferred income tax liability	1,078	1,070
Total current liabilities	52,070	64,998

Long-term liabilities	6,901	7,034
Environmental remediation liability	7,578	7,578
Deferred income tax liability	839	1,751
Minority interest	472	473
Total liabilities	67,860	81,834

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,530 and 24,446 shares outstanding at September 30, 2008 and June 30, 2008, respectively	256	256
Capital in excess of par value	56,839	56,832
Retained earnings	86,330	81,778
Treasury stock, at cost, 1,114 and 1,198 shares at September 30, 2008 and June 30, 2008, respectively	(10,767)	(11,571)
Accumulated other comprehensive income	8,705	13,114
Total shareholders’ equity	141,363	140,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$209,223	$222,243

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,
	2008	2007

Net sales	$93,839	$79,528
Cost of sales	74,902	64,965
Gross profit	18,937	14,563

Selling, general and administrative expenses	11,914	10,786
Research and development expenses	271	172
Operating income	6,752	3,605

Other income (expense):
Interest expense	(9)	(15)
Interest and other income, net	369	327
	360	312

Income before income taxes	7,112	3,917
Provision for income taxes	2,561	2,623
Net income	$4,551	$1,294

Net income per common share	$0.19	$0.05
Diluted net income per common share	$0.18	$0.05

Weighted average shares outstanding:
Basic	24,369	24,336
Diluted	24,864	24,851

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three Months Ended September 30,
	2008	2007
Operating activities:
Net income	$4,551	$1,294
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	438	639
Provision for doubtful accounts	296	(30)
Non-cash stock compensation	267	83
Deferred income taxes	950	1,468
Unrealized loss (gain) on trading securities	148	(41)
Changes in assets and liabilities:
Trade accounts receivable	3,722	3,048
Other receivables	(1,969)	(1,725)
Inventory	1,128	1,651
Prepaid expenses and other current assets	(163)	(225)
Other assets	138	(359)
Accounts payable	(12,091)	(4,233)
Accrued expenses and other liabilities	(453)	2,437
Net cash (used in) provided by operating activities	(3,038)	4,007

Investing activities:
Purchases of investments	(10,924)	-
Payments received on notes receivable	366	19
Purchases of property and equipment, net	(233)	(98)
Net cash used in investing activities	(10,791)	(79)

Financing activities:
Proceeds from exercise of stock options	176	70
Excess tax benefit on exercise of stock options	19	13
Payment of note payable-related party	(500)	-
Borrowings (repayments) of short-term bank loans	2,000	(25)
Net cash provided by financing activities	1,695	58

Effect of exchange rate changes on cash	(1,906)	1,110

Net (decrease) increase in cash	(14,040)	5,096
Cash at beginning of period	46,515	32,320
Cash at end of period	$32,475	$37,416

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2008.

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,890 and $1,987 as of September 30, 2008 and June 30, 2008, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

The Company accounts for share-based compensation cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”

In accordance with SFAS No. 123(R), the Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, whereby the service inception date, which occurred in fiscal 2008, preceded the grant date, which was in fiscal 2009. Since these shares of restricted common stock and restricted stock units were issued in fiscal 2009, the Company recorded a liability as of June 30, 2008 for such awards.   In addition, in accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.  For the three months ended September 30, 2008, the Company recorded stock-based compensation expense of approximately $76 for shares of restricted common stock and restricted stock units and approximately $174 of compensation expense related to stock options. For the three months ended September 30, 2007, stock-based compensation expense of $61 was recorded related to stock options.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Three months ended September 30,
	2008	2007

Weighted average shares outstanding	24,369	24,336
Dilutive effect of stock options and restricted stock awards and units	495	515
Diluted weighted average shares outstanding	24,864	24,851

There were 1,562 and 1,204 common equivalent shares outstanding as of September 30, 2008 and 2007, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

(5)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Three months ended September 30,
	2008	2007
Comprehensive income:
Net income	4,551	1,294
Foreign currency translation adjustment	(4,409)	2,391
Unrealized gain on available for sale securities	-	21
Change in fair value of cross currency interest rate swaps	-	1
Total	$142	$3,707

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three months ended September 30, 2008 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(6)  Income Taxes

The decrease in the net deferred income tax assets of $950 for the quarter ended September 30, 2008 related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

The decrease in the net deferred income tax assets of $1,468 for the quarter ended September 30, 2007 related primarily to German tax reform which was enacted in August 2007 that reduced the German corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429, which is reflected in the condensed consolidated financial statements for the three months ended September 30, 2007.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There are no material unrecognized tax benefits included in the condensed consolidated balance sheet at September 30, 2008, that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $122 as of September 30, 2008. The Company did not recognize interest or penalties during the three months ended September 30, 2008 and 2007. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2005 (in the case of certain foreign tax returns, fiscal year 2002).

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

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of September 30, 2008 and June 30, 2008, a liability of $7,846 is included in the accompanying condensed consolidated balance sheets.   The estimated cost of remediation is based upon a current proposed remedial action work plan; however, if this work plan is revised or not approved by either the State of New Jersey or the EPA, actual costs could be significantly greater than the current estimate.  If this matter is resolved in a manner different from those assumed in current estimates, the resolution could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

In connection with the environmental remediation obligation for Arsynco, the Company has filed a claim against BASF Corporation (BASF), the former owners of the Arsynco property. The Company alleges that BASF is liable for a portion of the cost to remediate.  However, since collection from BASF is uncertain at this time, no asset has been recorded.

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

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009.  As of September 30, 2008 and June 30, 2008, the aggregate future rental payments of the third party that are guaranteed by the Company are $306 and $382, respectively, and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $653 and $663 as of September 30, 2008 and June 30, 2008, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

(8) Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) on July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on the Company’s condensed consolidated financial statements.  SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are not corroborated by market data.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include money market funds, corporate equity securities publicly traded on major exchanges and U.S. Treasury notes with quoted prices on active markets. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates.

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at September 30, 2008:

	Fair Value Measurements at September 30, 2008 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Money market funds	$30	-	-	$30
Time deposits	-	$10,821	-	10,821
Treasury notes	3,998	-	-	3,998

Investments:
Trading securities	400	-	-	400
Time deposits	-	10,475	-	10,475

Foreign currency contracts	-	225	-	225

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of September 30, 2008.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value option under SFAS 159 for its existing instruments.

(9)  Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2008.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The Company did not declare cash dividends in the first quarter of 2008; however, management does not believe EITF No. 06-11 will have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 on its condensed consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of fiscal 2010.

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

(10)  Segment Information

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

Three Months Ended September 30, 2008 and 2007:

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$56,609	$33,742	$3,488	$93,839
Gross profit	13,378	4,810	749	18,937

2007
Net sales	$46,680	$28,307	$4,541	$79,528
Gross profit	10,102	3,594	867	14,563

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2008 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2008 and 2007, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2008.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2008, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 4, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP

Melville, New York
November 5, 2008

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

Executive Summary

We are reporting net sales of $93,839 for the three months ended September 30, 2008, which represents an 18.0% increase from the $79,528 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2008 was $18,937 and our gross margin was 20.2% as compared to gross profit of $14,563 and gross margin of 18.3% in the comparable prior period.  Our selling, general and administrative costs for the three months ended September 30, 2008 increased to $11,914, an increase of 10.5% over the $10,786 we reported in the prior period.  Our net income increased to $4,551, or $0.18 per diluted share, compared to $1,294, or $0.05 per diluted share in the prior period.

Our financial position as of September 30, 2008 remains strong, as we had cash and cash equivalents and short-term investments of $43,350, working capital of $131,229, no long-term debt and shareholders’ equity of $141,363.

Our ongoing business is separated into three segments:  Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, nutritionals and biopharmaceuticals.

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

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In fiscal 2007, we entered into a multi-year contract with a major agricultural chemical distributor and launched generic Asulam, a herbicide for sugar cane and the first generic registration that we have received.  Our plan is to continue to develop our pipeline and bring to market additional products in a similar manner. In May 2008, we sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2008 and 2007.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2008, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions relating to critical accounting estimates and policies that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2008, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

	Net Sales by Segment Three months ended September 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	Change

Health Sciences	$56,609	60.3%	$46,680	58.7%	$9,929	21.3%
Chemicals & Colorants	33,742	36.0%	28,307	35.6%	5,435	19.2%
Crop Protection	3,488	3.7%	4,541	5.7%	(1,053)	(23.2%)

Net sales	$93,839	100.0%	$79,528	100.0%	$14,311	18.0%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	profit	Sales	Profit	sales	change	Change

Health Sciences	$13,378	23.6%	$10,102	21.6%	$3,276	32.4%
Chemicals & Colorants	4,810	14.3%	3,594	12.7%	1,216	33.8%
Crop Protection	749	21.5%	867	19.1	(118)	(13.6%)

Gross Profit	$18,937	20.2%	$14,563	18.3%	$4,374	30.0%

Net Sales

Net sales increased $14,311, or 18.0%, to $93,839 for the three months ended September 30, 2008, compared with $79,528 for the prior period.  We reported sales increases in our Health Sciences and Chemicals & Colorants segments which were partially offset by a sales decline in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $9,929 for the three months ended September 30, 2008, to $56,609, which represents a 21.3% increase from net sales of $46,680 for the prior period.  This increase is due to various factors including increased sales from our foreign operations of $4,817, specifically our European operations and a $2,393 rise in sales of our nutraceutical products, which represent raw materials used in the production of nutritional supplements. In addition, our domestic generics product group experienced an increase in sales of $2,930 due to the higher volume of re-orders for existing products.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment increased by $5,435 for the three months ended September 30, 2008, to $33,742, which represents a 19.2% increase from net sales of $28,307 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets. The increase in sales from this segment is partially attributable to an increase of $2,477 in domestic sales of pigment, dye and miscellaneous intermediates, as well as increased sales of $872 from our foreign operations. These increases are due to a rise in prices in the chemical industry related to increased demand for chemical products in China, as well as a direct result of the supplier interruption in China due to the summer Olympics in August 2008. Aceto was able to carry more stock in anticipation of the closing of certain factories in China due to the Olympics.  The increase in sales in this segment is also due to an $899 rise in sales of chemicals used to make surface coatings, $893 increase in sales of chemicals utilized in the food, beverage and cosmetic industries and a $667 increase in sales of polymer additives. The increase in the Chemicals & Colorants segment sales is offset, in part, by a drop of $1,550 in sales of agricultural intermediates due to the timing of existing products we supply.

Crop Protection

Net sales for the Crop Protection segment decreased to $3,488 for the three months ended September 30, 2008, a decrease of $1,053, or 23.2%, from net sales of $4,541 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit increased $4,374 to $18,937 (20.2% of net sales) for the three months ended September 30, 2008, as compared to $14,563 (18.3% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $13,378 for the three months ended September 30, 2008 was $3,276 or 32.4% higher than the prior period.  This increase in gross profit was attributable to $2,471 increase in gross profit from our foreign operations, primarily Germany, as well as the overall increase in sales volume. Gross profit as a percentage of sales for the three months ended September 30, 2008 increased to 23.6% from 21.6% for the prior period due primarily to products sold by our European operations, which were more profitable than other products.

Chemicals & Colorants

Gross profit for the three months ended September 30, 2008 increased by $1,216, or 33.8%, over the prior period. The gross margin was 14.3% for the three months ended September 30, 2008 compared to 12.7% for the prior period.  The increase in the gross profit and gross margin primarily relates to increase in sales volume for pigment, dye and miscellaneous intermediates and favorable product mix on aroma chemicals and surface coatings. Additionally, the Company benefited from its decision to secure inventory positions on certain products whose suppliers’ production was disrupted due to the Olympics held in China in August 2008.

Crop Protection

Gross profit for the Crop Protection segment decreased to $749 for the three months ended September 30, 2008, versus $867 for the prior period, a decrease of $118 or 13.6%.  Despite a decrease in sales, gross margin for the quarter was 21.5% compared to the prior period gross margin of 19.5%. The increase in the gross margin primarily relates to higher gross profit on certain sprout inhibitor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $1,128, or 10.5%, to $11,914 for the three months ended September 30, 2008 compared to $10,786 for the prior period.  As a percentage of sales, SG&A decreased to 12.7% for the three months ended September 30, 2008 versus 13.6% for the prior period.  The increase in SG&A relates primarily to a $1,343 rise in personnel related costs, of which $600 relates to our foreign operations and $743 relates to various factors including annual salary increases, stock-based compensation and increased accrued bonus expense as a result of increased profitability. SG&A also increased due to a $280 increase in sales and marketing expenses, which is directly related to the increase in sales, as well as higher bad debt expense of $326 as a result of additional reserves. The increase in SG&A is partially offset by a decline of $970 in legal costs from the prior period for which there is no comparable amount in the current period. These legal costs in the prior period related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008.

Research and Development Expenses

Research and development expenses (R&D) increased $99 over the prior period to $271 for the three months ended September 30, 2008. R&D relates to the development of two finished dosage form generic pharmaceutical products to be distributed in Europe.

Operating Income

For the three months ended September 30, 2008, operating income was $6,752 compared to $3,605 in the prior period, an increase of $3,147 or 87.3%.  This increase was due to the overall increase in gross profit of $4,374 offset by the $1,128 increase in SG&A and $99 increase in R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $369 for the three months ended September 30, 2008, which represents an increase of $42 over the prior period mainly due to an increase in interest income on cash held at our foreign subsidiaries, as well as an increase in foreign exchange gains offset by unrealized losses on trading securities.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2008 decreased to 36.0% from 67.0% for the prior period.  The decrease in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduced the German corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429. The decrease in the effective tax rate from the prior period is partially offset by an approximate $250 tax charge related to the anticipated repatriation of earnings from certain foreign subsidiaries.  Without this charge, we expect the fiscal 2009 effective tax rate to be 32.5%. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Liquidity and Capital Resources

Cash Flows

At September 30, 2008, we had $32,475 in cash and cash equivalents, of which $24,634 was outside the United States, $10,875 in short-term investments and $2,000 in short-term bank loans.  Working capital was $131,229 at September 30, 2008 versus $128,786 at June 30, 2008.  A portion of cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2008 decreased $14,040 from the amount at June 30, 2008.  Operating activities for the three months ended September 30, 2008 used cash of $3,038, for this period, as compared to cash provided by operations of $4,007 for the comparable 2007 period. The $3,038 was comprised of $4,551 in net income and $2,099 derived from adjustments for non-cash items less a net $9,688 decrease from changes in operating assets and liabilities. The non-cash items included $438 in depreciation and amortization expense and $950 for the deferred income taxes provision. Accounts receivable decreased $3,722 during the three months ended September 30, 2008, due to decreased sales during the first quarter of 2009 as compared to the fourth quarter of 2008, as well as an improvement in days sales outstanding. Inventories decreased by approximately $1,128 and accounts payable decreased by $12,091as a result of orders for the Health Sciences segment for inventory on-hand related to our European operations that we took in the fourth quarter of 2008, of which some did not ship until the first quarter of 2009 and the remainder is expected to ship in the second quarter of 2009.  In addition, the Company carried more stock as of June 30, 2008 for certain products of both the Chemicals and Colorants and Health Sciences segments that were purchased from China, due to a supplier interruption related to the Olympics that were held in China in August of 2008. Some of this additional stock is not anticipated to be shipped until the second quarter of fiscal 2009.  Accrued expenses and other liabilities decreased $453 during the three months ended September 30, 2008, due primarily to a decrease in accrued compensation as performance payments were made in September 2008, partially offset by an increase in accrued expenses related to a joint venture and an increase in Value Added Tax (VAT) for our foreign subsidiaries related to increased sales. Other receivables increased $1,969 due to an increase in VAT taxes receivables in our European subsidiaries and increased royalty receivables on certain Crop Protection products.  Our cash position at September 30, 2007 increased $5,096 from the amount at June 30, 2007.  Operating activities for the three months ended September 30, 2007 provided cash of $4,007, for this period, as compared to cash provided by operations of $4,581 for the comparable 2006 period. The $4,007 was comprised of $1,294 in net income and $2,119 derived from adjustments for non-cash items plus a net $594 increase from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2008 used cash of $10,791 primarily related to purchases of investments.  Investing activities for the three months ended September 30, 2007 used cash of $79 primarily related to purchases of property and equipment.

Financing activities for the three months ended September 30, 2008 provided cash of $1,695 primarily due to $2,000 in borrowings from short-term bank loans and proceeds from the exercise of stock options of $176, offset in part, by a $500 payment of a note payable.  Financing activities for the three months ended September 30, 2007 provided cash of $58 primarily as a result of proceeds from the exercise of stock options of $70.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $20,906, as of September 30, 2008.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At September 30, 2008, we had utilized $653 in letters of credit and $2,000 in line of credit drawdowns, leaving $7,347 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at September 30, 2008.

Working Capital Outlook

Working capital was $131,229 at September 30, 2008 versus $128,786 at June 30, 2008.  The increase in working capital was primarily attributable to an increase in cash derived from increased net income, reduction of trade receivables and inventory during the quarter.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our crop protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $11,000 in fiscal 2009.  In fiscal 2009, we plan to repatriate approximately $13,000 of earnings from certain foreign subsidiaries to help finance these crop protection products. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) on July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company did not elect to adopt the fair value option under SFAS 159 for its existing instruments.

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2008.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The Company did not declare cash dividends in the first quarter of 2008; however, management does not believe EITF No. 06-11 will have a material impact on the Company’s consolidated financial statements.

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

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP 157-2). FSP 157-2 delays the effective date of SFAS No.157 for nonfinancial assets and nonfinancial liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently assessing the impact of SFAS No. 157 on its condensed consolidated financial statements for items within the scope of FSP 157-2, which will become effective beginning with our first quarter of fiscal 2010.

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

Investment Market Price Risk

We had short-term investments of $10,875 at September 30, 2008.  Those short-term investments consisted of time deposits, treasury notes and corporate equity securities. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities and treasury notes are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $440 as of September 30, 2008.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2008, we had foreign currency contracts outstanding that had a notional amount of $22,741.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2008, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On September 30, 2008, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of September 30, 2008, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,585.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I – “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2008 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2008 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE November 7, 2008	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE November 7, 2008	BY	/s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman,
President and Chief Executive Officer
(Principal Executive Officer)