Form 10-Q
period 2008-12-31
ACETO CORP
filed 2009-02-06
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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

Yes ☐  No ☒

The Registrant has 24,763,818 shares of common stock outstanding as of February 3, 2009.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	December 31, 2008	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,504	$46,515
Investments	10,728	548
Trade receivables, less allowance for doubtful
accounts (December, $997; June, $477)	59,712	68,220
Other receivables	7,450	4,819
Inventory	77,442	71,109
Prepaid expenses and other current assets	1,173	817
Deferred income tax asset, net	1,679	1,756
Total current assets	183,688	193,784

Long-term notes receivable	-	347
Property and equipment, net	4,378	4,307
Property held for sale	6,978	6,978
Goodwill	1,865	1,987
Intangible assets, net	4,733	5,421
Deferred income tax asset, net	2,139	4,098
Other assets	5,340	5,321

TOTAL ASSETS	$209,121	$222,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,069	$43,480
Note payable – related party	-	500
Accrued expenses	20,080	19,948
Deferred income tax liability	1,078	1,070
Total current liabilities	53,227	64,998

Long-term liabilities	6,996	7,034
Environmental remediation liability	7,578	7,578
Deferred income tax liability	672	1,751
Minority interest	476	473
Total liabilities	68,949	81,834

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,730 and 24,446 shares outstanding at December 31, 2008 and June 30, 2008, respectively	256	256
Capital in excess of par value	56,145	56,832
Retained earnings	84,945	81,778
Treasury stock, at cost, 914 and 1,198 shares at December 31, 2008 and June 30, 2008, respectively	(8,829)	(11,571)
Accumulated other comprehensive income	7,655	13,114
Total shareholders’ equity	140,172	140,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$209,121	$222,243

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Six Months Ended December 31,
	2008	2007

Net sales	$168,054	$156,633
Cost of sales	137,372	129,591
Gross profit	30,682	27,042

Selling, general and administrative expenses	22,463	21,364
Research and development expenses	153	353
Operating income	8,066	5,325

Other income (expense):
Interest expense	(62)	(31)
Interest and other income (expense), net	728	(14)
	666	(45)

Income before income taxes	8,732	5,280
Provision for income taxes	3,089	3,078
Net income	$5,643	$2,202

Net income per common share	$0.23	$0.09
Diluted net income per common share	$0.23	$0.09

Weighted average shares outstanding:
Basic	24,402	24,341
Diluted	24,940	24,834

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Three Months Ended December 31,
	2008	2007

Net sales	$74,215	$77,105
Cost of sales	62,470	64,626
Gross profit	11,745	12,479

Selling, general and administrative expenses	10,549	10,578
Research and development expenses	(118)	181
Operating income	1,314	1,720

Other income (expense):
Interest expense	(53)	(16)
Interest and other income (expense), net	359	(341)
	306	(357)

Income before income taxes	1,620	1,363
Provision for income taxes	528	455
Net income	$1,092	$908

Net income per common share	$0.04	$0.04
Diluted net income per common share	$0.04	$0.04

Weighted average shares outstanding:
Basic	24,435	24,346
Diluted	25,015	24,817

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six Months Ended December 31,
	2008	2007
Operating activities:
Net income	$5,643	$2,202
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	849	1,202
Provision for doubtful accounts	520	9
Non-cash stock compensation	819	415
Deferred income taxes	965	1,339
Unrealized loss (gain) on trading securities	195	(54)
Changes in assets and liabilities:
Trade accounts receivable	5,867	2,080
Other receivables	(3,154)	(921)
Inventory	(8,232)	(3,504)
Prepaid expenses and other current assets	(454)	(147)
Other assets	(81)	(635)
Accounts payable	(10,406)	893
Other accrued expenses and liabilities	(1,027)	2,590
Net cash (used in) provided by operating activities	(8,496)	5,469

Investing activities:
Payments received on notes receivable	404	49
Purchases of property and equipment, net	(292)	(586)
Purchases of investments	(10,243)	-
Net cash used in investing activities	(10,131)	(537)

Financing activities:
Proceeds from exercise of stock options	755	70
Excess tax benefit on stock option exercises and restricted stock	145	13
Payment of note payable-related party	(500)	-
Payments of short-term bank loans	-	(25)
Net cash provided by financing activities	400	58

Effect of exchange rate changes on cash	(2,784)	1,720

Net (decrease) increase in cash	(21,011)	6,710
Cash at beginning of period	46,515	32,320
Cash at end of period	$25,504	$39,030

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2008 and December 31, 2007 of $2,473 and $2,443, respectively, related to dividends declared but not paid.

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

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,865 and $1,987 as of December 31, 2008 and June 30, 2008, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

The Company accounts for share-based compensation cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”

In December 2008, the Company granted 222 options to employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Compensation expense of $724, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Total compensation expense related to stock options for the six months ended December 31, 2008 and 2007 was $365 and $180, respectively and $191 and $119 for the three months ended December 31, 2008 and 2007, respectively.  As of December 31, 2008, the total unrecognized compensation cost related to option awards is $664.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Six months ended December 31,
	2008	2007

Expected life	5.6 years	5.6 years
Expected volatility	48.0%	46.0%
Risk-free interest rate	2.42%	3.55%
Dividend yield	2.32%	2.50%

In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.

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

In addition, in accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.   For the three and six months ended December 31, 2008, the Company recorded stock-based compensation expense of approximately $345 and $421, respectively, related to restricted common stock and restricted stock units, of which $246 of compensation expense related to retiree eligibility for the three months ended December 31, 2008.  Therefore, the compensation expense for the quarter ended December 31, 2008 is not representative of the compensation expense for the entire fiscal year.  As of December 31, 2008, the total unrecognized compensation cost related to restricted stock awards is $1,169.  For the three and six months ended December 31, 2007, the Company recorded stock-based compensation expense of approximately $199 for shares of restricted common stock and restricted stock units.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On December 4, 2008, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share which was paid on January 13, 2009 to shareholders of record on December 19, 2008.  The amount paid for the cash dividend of $2,473 was included in accrued expenses at December 31, 2008.

(5)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:
	Six months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007

Weighted average shares outstanding	24,402	24,341	24,435	24,346
Dilutive effect of stock options and restricted stock awards and units	538	493	580	471
Diluted weighted average shares outstanding	24,940	24,834	25,015	24,817

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were 1,471 and 1,316 common equivalent shares outstanding as of December 31, 2008 and 2007, respectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.  There were 1,380 and 1,427 common shares outstanding as of December 31, 2008 and 2007, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2008 and 2007, respectively, because their effect would have been anti-dilutive.

(6)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Six months ended December 31,		Three months ended December 31,
	2008	2007	2008	2007
Comprehensive income:
Net income	$5,643	$2,202	$1,092	$908
Foreign currency translation adjustment	(5,459)	4,050	(1,050)	1,659
Unrealized gain on available for sale securities	-	37	-	16
Change in fair value of cross currency interest rate swaps	-	12	-	11
Total	$184	$6,301	$42	$2,594

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and six months ended December 31, 2008 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(7)  Income Taxes

The decrease in the net deferred income tax assets of $965 for the six months ended December 31, 2008, when compared to June 30, 2008, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

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

(8)  Commitments and Contingencies

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

In fiscal years 2009, 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believes that, at most, it is a de minimus contributor to the site contamination.  Accordingly, the Company believes that the settlement offer is unreasonable. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of December 31, 2008 and June 30, 2008, a liability of $7,846 is included in the accompanying condensed consolidated balance sheets.   The estimated cost of remediation is based upon a current proposed remedial action work plan; however, if this work plan is revised or not approved by either the State of New Jersey or the EPA, actual costs could be significantly greater than the current estimate.  If this matter is resolved in a manner different from those assumed in current estimates, the resolution could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

In connection with the environmental remediation obligation for Arsynco, the Company has asserted a claim against BASF Corporation (BASF), the former owners of the Arsynco property. The Company alleges that BASF is liable for a portion of the cost to remediate.  Settlement discussions with BASF are on-going; however, since collection from BASF is uncertain at this time, no asset has been recorded.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

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

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through December 31, 2009.  As of December 31, 2008 and June 30, 2008, the aggregate future rental payments of the third party that are guaranteed by the Company are $231 and $382, respectively, and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $20 and $663 as of December 31, 2008 and June 30, 2008, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

(9) Fair Value Measurements

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates.

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at December 31, 2008:

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at December 31, 2008 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,649	-	$5,649

Investments:
Trading securities	$353	-	-	353
Time deposits	-	10,375	-	10,375

Foreign currency contracts	-	173	-	173

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of December 31, 2008.

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

(10)  Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2008.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Staff Position EITF No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The Company will adopt FSP EITF 03-06-1 effective July 1, 2009. The Company is currently assessing the impact of FSP EITF 03-06-1 on its consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Six Months Ended December 31, 2008 and 2007:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$99,314	$61,826	$6,914	$168,054
Gross profit	20,543	8,700	1,439	30,682

2007
Net sales	$90,323	$58,165	$8,145	$156,633
Gross profit	17,457	7,987	1,598	27,042

Three Months Ended December 31, 2008 and 2007:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2008
Net sales	$42,705	$28,084	$3,426	$74,215
Gross profit	7,165	3,890	690	11,745

2007
Net sales	$43,643	$29,858	$3,604	$77,105
Gross profit	7,355	4,393	731	12,479

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2008 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2008 and 2007, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2008 and 2007 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2008.  These interim financial statements are the responsibility of the Company’s management.

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
February 4, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q and the information incorporated by reference includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934.  We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements.  All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements.  Any such forward-looking statements are based on current expectations, estimates and projections about our industry and our business.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” or variations of those words and similar expressions are intended to identify such forward-looking statements.  Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statements.  Factors that could cause actual results to differ materially from forward-looking statements include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and their profit margins, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, continued successful integration of acquisitions, receipt of regulatory approvals, risks of entering into new European markets, and economic and political conditions in the United States and abroad.  We undertake no obligation to update any such forward-looking statements, other than as required by law.

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

Executive Summary

We are reporting net sales of $168,054 for the six months ended December 31, 2008, which represents a 7.3% increase from the $156,633 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2008 was $30,682 and our gross margin was 18.3% as compared to gross profit of $27,042 and gross margin of 17.3% in the comparable prior period.  Our selling, general and administrative costs for the six months ended December 31, 2008 increased to $22,463, an increase of 5.1% over the $21,364 we reported in the prior period.  Our net income increased to $5,643, or $0.23 per diluted share, compared to $2,202, or $0.09 per diluted share in the prior period.

Our financial position as of December 31, 2008 remains strong, as we had cash and cash equivalents and short-term investments of $36,232, working capital of $130,461, no long-term debt and shareholders’ equity of $140,172.

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

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the fiscal 2009 second quarter, we received our EPA registration for Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses.  We believe we will begin selling Halosulfuron in the 2009 growing season.  We have several additional products in various stages of review and our plan is to continue to develop this pipeline and bring to market additional products in a similar manner. In May 2008, we sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we are developing an industrial brand for Aceto called “Enabling Quality Worldwide” and we expect to market this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A section, we explain our general financial condition and results of operations, including the following:

•	factors that affect our business
•	our earnings and costs in the periods presented
•	changes in earnings and costs between periods
•	sources of earnings
•	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2008 and 2007.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2008 Compared to Six Months Ended December 31, 2007

	Net Sales by Segment Six months ended December 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$99,314	59.1%	$90,323	57.7%	$8,991	10.0%
Chemicals & Colorants	61,826	36.8	58,165	37.1	3,661	6.3
Crop Protection	6,914	4.1	8,145	5.2	(1,231)	(15.1)

Net sales	$168,054	100.0%	$156,633	100.0%	$11,421	7.3%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$20,543	20.7%	$17,457	19.3%	$3,086	17.7%
Chemicals & Colorants	8,700	14.1	7,987	13.7	713	8.9
Crop Protection	1,439	20.8	1,598	19.6	(159)	(10.0)

Gross Profit	$30,682	18.3%	$27,042	17.3%	$3,640	13.5%

Net Sales

Net sales increased $11,421, or 7.3%, to $168,054 for the six months ended December 31, 2008, compared with $156,633 for the prior period.  We reported sales increases in our Health Sciences and Chemicals & Colorants segments which were partially offset by a sales decline in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment increased by $8,991 for the six months ended December 31, 2008, to $99,314, which represents a 10.0% increase from net sales of $90,323 for the prior period.  This increase is due to various factors including increased sales from our foreign operations of $4,407, specifically our Shanghai operations and a $2,648 rise in sales of our domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements. In addition, our domestic generics product group experienced an increase in sales of $3,249 due to the higher volume of re-orders for existing products.  The overall increase in sales for the Health Sciences segment is offset, in part, by a decline in sales of $1,338 of pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment increased by $3,661 for the six months ended December 31, 2008, to $61,826, which represents a 6.3% increase from net sales of $58,165 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets. The increase in sales from this segment is attributable to an increase of $2,238 of sales of chemicals used to produce surface coatings, $1,049 increase in sales of chemicals utilized in the food, beverage and cosmetic industries and a $1,280 increase in sales of polymer additives. These increases are partially offset by a decline in sales of color pigments of $642 and decreased sales of $971 in chemicals used in aroma products, both of which have decreased as a direct result of the economic recession.

Crop Protection

Net sales for the Crop Protection segment decreased to $6,914 for the six months ended December 31, 2008, a decrease of $1,231, or 15.1%, from net sales of $8,145 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit increased $3,640 to $30,682 (18.3% of net sales) for the six months ended December 31, 2008, as compared to $27,042 (17.3% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $20,543 for the six months ended December 31, 2008 was $3,086 or 17.7% higher than the prior period.  This increase in gross profit was attributable to $1,708 increase in gross profit from our foreign operations, primarily Europe and Shanghai, as well as the overall increase in sales volume. Gross profit as a percentage of sales for the six months ended December 31, 2008 increased to 20.7% from 19.3% for the prior period due primarily to products sold by our European operations, which were more profitable than other products.

Chemicals & Colorants

Gross profit for the six months ended December 31, 2008 increased by $713, or 8.9%, over the prior period. The gross margin was up slightly at 14.1% for the six months ended December 31, 2008 compared to 13.7% for the prior period.  The increase in the gross profit and gross margin primarily relates to increase in sales volume for food, beverage and cosmetic chemicals and polymer additives and favorable product mix on surface coatings.

Crop Protection

Gross profit for the Crop Protection segment decreased to $1,439 for the six months ended December 31, 2008, versus $1,598 for the prior period, a decrease of $159 or 10.0%.  Despite a decrease in sales, gross margin increased slightly for the six months to 20.8% compared to the prior period gross margin of 19.6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $1,099, or 5.1%, to $22,463 for the six months ended December 31, 2008 compared to $21,364 for the prior period.  As a percentage of sales, SG&A decreased to 13.4% for the six months ended December 31, 2008 versus 13.6% for the prior period.  The increase in SG&A relates primarily to a $1,715 rise in personnel related costs, of which $651 relates to our foreign operations and $1,064 relates to various factors including annual salary increases and stock-based compensation and increased accrued bonus expense as a result of increased profitability. SG&A also increased due to a $145 increase in sales and marketing expenses, which is directly related to the increase in sales, as well as higher bad debt expense of $507 as a result of additional reserves. The increase in SG&A is partially offset by a decline of $1,383 in legal costs from the prior period for which there is no comparable amount in the current period. These legal costs in the prior period related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008.

Research and Development Expenses

Research and development expenses (R&D) decreased $200 over the prior period to $153 for the six months ended December 31, 2008 due to the abandonment of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

For the six months ended December 31, 2008, operating income was $8,066 compared to $5,325 in the prior period, an increase of $2,741 or 51.5%.  This increase was due to the overall increase in gross profit of $3,640 and to a lesser extent, a $200 decline in R&D expenses, offset by the $1,099 increase in SG&A.

Interest and Other Income, Net

Interest and other income, net was $728 for the six months ended December 31, 2008, which represents an increase of $742 over the prior period mainly due to an increase in interest income on cash held at our foreign subsidiaries, as well as an increase in foreign exchange gains offset by unrealized losses on trading securities.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2008 decreased to 35.4% from 58.3% for the prior period.  The decrease in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduced the German corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429. The decrease in the effective tax rate from the prior period is partially offset by an approximate $250 tax charge related to the anticipated repatriation of earnings from certain foreign subsidiaries.  Without this charge, we expect the fiscal 2009 effective tax rate to be 32.5%. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

	Net Sales by Segment Three months ended December 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$42,705	57.6%	$43,643	56.6%	$(938)	(2.1%)
Chemicals & Colorants	28,084	37.8	29,858	38.7	(1,774)	(5.9)
Crop Protection	3,426	4.6	3,604	4.7	(178)	(4.9)

Net sales	$74,215	100.0%	$77,105	100.0%	$(2,890)	(3.7%)

	Gross Profit by Segment Three months ended December 31,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,165	16.8%	$7,355	16.9%	$(190)	(2.6%)
Chemicals & Colorants	3,890	13.9	4,393	14.7	(503)	(11.5)
Crop Protection	690	20.1	731	20.3	(41)	(5.6)

Gross profit	$11,745	15.8%	$12,479	16.2%	$(734)	(5.9%)

Net Sales

Net sales decreased $2,890, or 3.7%, to $74,215 for the three months ended December 31, 2008, compared with $77,105 for the prior period.  We reported sales declines in each of our three business segments-Health Sciences, Chemicals and Colorants, and Crop Protection.

Health Sciences

Net sales for the Health Sciences segment decreased by $938 for the three months ended December 31, 2008, to $42,705, which represents a 2.1% decrease from net sales of $43,643 for the prior period.  This decrease is primarily the result of a decline of $1,137 in sales of our pharmaceutical intermediates.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $28,084 for the three months ended December 31, 2008, a decrease of $1,774 from net sales of $29,858 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which were negatively affected by the difficult economic conditions.  The decrease of 5.9%, over the prior period is partially attributable to a drop in sales of pigment intermediates of $1,017 due to the timing of new pharmaceutical manufacturing projects. Sales of chemicals used in aroma products also decreased by $1,351 due to reduced demand. Sales of products sold by our foreign operations also had a decline of $940. These decreases are offset, in part, by an increase in sales into the surface coatings industry of $1,339.

Crop Protection

Net sales for the Crop Protection segment decreased to $3,426 for the three months ended December 31, 2008, a decrease of $178, or 4.9%, from net sales of $3,604 for the prior period.  The decrease over the prior period is primarily attributed to decreased sales of our sprout inhibitor products, which are utilized on potato crops. This decrease related to the overall potato acreage which is down in both the United States and Europe.

Gross Profit

Gross profit decreased to $11,745 (15.8% of net sales) for the three months ended December 31, 2008, as compared to $12,479 (16.2% of net sales) for the prior period.

Health Sciences

Gross profit for the three months ended December 31, 2008 decreased slightly by $190, or 2.6%, over the prior period. The gross margin was relatively consistent to the prior year at 16.8% for the three months ended December 31, 2008 compared to 16.9% for the prior period.  The decrease in gross profit was attributable to the overall decline in sales volume.

Chemicals & Colorants

Chemicals and Colorants’ gross profit of $3,890 for the three months ended December 31, 2008 was $503 or 11.5% lower than the prior period.  The gross margin was 13.9% for the three months ended December 31, 2008 compared to 14.7% for the prior period.  The decrease in the gross profit and the gross margin percentage is due to primarily sales volume decline in both our domestic and foreign operations, as well as unfavorable price mix on aroma chemicals.

Crop Protection

Gross profit for the Crop Protection segment decreased to $690 for the three months ended December 31, 2008, versus $731 for the prior period, a decrease of $41 or 5.6%.  Gross margin for the quarter was relatively flat at 20.1% compared to the prior period gross margin of 20.3%. The decrease in the gross profit and gross margin percentage primarily relates to a decline in sales volume of our sprout inhibitor products as described above.

Selling, General and Administrative Expenses

SG&A decreased $29 or 0.3%, to $10,549 for the three months ended December 31, 2008 compared to $10,578 for the prior period.  As a percentage of sales, SG&A increased to 14.2% for the three months ended December 31, 2008 versus 13.7% for the prior period. The decrease in SG&A relates primarily to a decline of $413 in legal costs from the prior period for which there is no comparable amount in the current period. These legal costs in the prior period related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008. This decrease is offset by an increase in personnel related costs of $372.

Research and Development Expenses

R&D decreased $299 over the prior period for the three months ended December 31, 2008 due to the abandonment of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe. The remaining obligations on these projects will not be incurred due to the discontinuance of the R&D resulting in a reversal of an accrual in the three months ended December 31, 2008. This reversal is due to the renegotiation of certain estimates related to these two R&D products.

Operating Income

For the three months ended December 31, 2008, operating income was $1,314 compared to $1,720 in the prior period, a decrease of $406 or 23.6%.  This decrease was due to the overall decrease in gross profit of $734 offset by the $29 decrease in SG&A and $299 decline in R&D expenses.

Interest and Other Income, Net

Interest and other income, net was $359 for the three months ended December 31, 2008, which represents an increase of $700 over the prior period mainly due to $682 in net foreign currency exchange gains.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2008 was 32.6%, which was relatively consistent to 33.4% for the prior period.

Liquidity and Capital Resources

Cash Flows

At December 31, 2008, we had $25,504 in cash and cash equivalents, of which $20,125 was outside the United States, $10,728 in short-term investments and no outstanding bank loans.  Working capital was $130,461 at December 31, 2008 versus $128,786 at June 30, 2008.  A portion of cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2008 decreased $21,011 from the amount at June 30, 2008.  Operating activities for the six months ended December 31, 2008 used cash of $8,496, for this period, as compared to cash provided by operations of $5,469 for the comparable 2007 period. The $8,496 was comprised of $5,643 in net income and $3,348 derived from adjustments for non-cash items less a net $17,487 decrease from changes in operating assets and liabilities. The non-cash items included $849 in depreciation and amortization expense, $819 in non-cash stock compensation expense and $965 for the deferred income taxes provision. Accounts receivable decreased $5,867 during the six months ended December 31, 2008, due to decreased sales during the second quarter of 2009 as compared to the fourth quarter of 2008, as well as an improvement in days sales outstanding. Inventories increased by approximately $8,232 and accounts payable decreased by $10,406 due primarily to purchases of inventories in our German operations, in particular, our Health Ingredients business, as a result of a ramp-up in orders for products to be shipped in the third and fourth quarters of 2009. In addition, overall inventories have increased as a direct result of the current economic environment, whereby certain customers are postponing deliveries.  Accrued expenses and other liabilities decreased $1,027 during the six months ended December 31, 2008, due primarily to a decrease in accrued compensation as performance payments were made in September 2008, partially offset by an increase in accrued expenses related to an increase in Value Added Tax (VAT) for our foreign subsidiaries related to increased sales. Other receivables increased $3,154 due to an increase in VAT taxes receivables in our European subsidiaries and increased royalty receivables on certain Crop Protection products.   Our cash position at December 31, 2007 increased $6,710 from the amount at June 30, 2007.  Operating activities for the six months ended December 31, 2007 provided cash of $5,469, for this period, as compared to cash provided by operations of $3,006 for the comparable 2006 period. The $5,469 was comprised of $2,202 in net income and $2,911 derived from adjustments for non-cash items plus a net $356 increase from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2008 used cash of $10,131 primarily related to purchases of investments.  Investing activities for the six months ended December 31, 2007 used cash of $537 primarily related to purchases of property and equipment.

Financing activities for the six months ended December 31, 2008 provided cash of $400 primarily due to proceeds from the exercise of stock options of $755 offset in part, by a $500 payment of a note payable.  Financing activities for the six months ended December 31, 2007 provided cash of $58 primarily as a result of proceeds from the exercise of stock options of $70.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $20,402, as of December 31, 2008.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At December 31, 2008, we had utilized $20 in letters of credit leaving $9,980 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at December 31, 2008.

Working Capital Outlook

Working capital was $130,461 at December 31, 2008 versus $128,786 at June 30, 2008.  The increase in working capital was primarily attributable to increased net income and reduction of trade receivables during the six months.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our crop protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $11,800 in fiscal 2009.    In connection with our Health Sciences business, we plan to advance a supplier $2,000 in fiscal 2009.  In fiscal 2009, we plan to repatriate approximately $13,000 of earnings from certain foreign subsidiaries to help finance these crop protection products.  In January 2009, the Company paid a cash dividend of $2,473 to the shareholders of record on December 19, 2008.   We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We may obtain additional credit facilities to enhance our liquidity.

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

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2008.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In June 2008, the FASB issued Staff Position EITF No. 03-06-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-06-1). FSP EITF 03-06-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in SFAS No. 128, “Earnings per Share”. The Company will adopt FSP EITF 03-06-1 effective July 1, 2009. The Company is currently assessing the impact of FSP EITF 03-06-1 on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $10,728 at December 31, 2008.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $35 as of December 31, 2008.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2008, we had foreign currency contracts outstanding that had a notional amount of $29,934.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2008, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On December 31, 2008, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of December 31, 2008, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,623.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2008 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of its shareholders on December 4, 2008.  Two matters were voted on at the annual meeting, as follows:

a.
The election of nominees Leonard S. Schwartz, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Hans C. Noetzli and William N. Britton as directors of the Company until the next annual meeting was voted on at the annual meeting.

The votes were cast for this matter as follows:

	FOR	WITHHELD/ABSTAIN
Leonard S. Schwartz	15,226	6,507
Robert A. Wiesen	16,185	5,548
Stanley H. Fischer	15,254	6,479
Albert L. Eilender	20,672	1,061
Hans C. Noetzli	20,674	1,059
William N. Britton	20,663	1,070

Each nominee was elected a director of the Company.

b.	Ratification of the selection of BDO Seidman, LLP as the Company’s independent accountants for the current fiscal year.

The votes were cast for this matter as follows:

FOR	AGAINST	ABSTAIN

21,593	44	96

Item 6.  Exhibits

The exhibits filed as part of this report are listed below.

15.1	Awareness letter from independent registered public accounting firm

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE February 6, 2009	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE February 6, 2009	BY	/s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman
and Chief Executive Officer
(Principal Executive Officer)