Form 10-Q
period 2009-03-31
ACETO CORP
filed 2009-05-08
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

The Registrant has 24,768,745 shares of common stock outstanding as of May 5, 2009.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2009

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	March 31, 2009	June 30, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39,263	$46,515
Investments	487	548
Trade receivables, less allowance for doubtful
accounts (March, $1,007; June, $477)	59,129	68,220
Other receivables	7,910	4,819
Inventory	63,572	71,109
Prepaid expenses and other current assets	1,183	817
Deferred income tax asset, net	1,797	1,756
Total current assets	173,341	193,784

Long-term notes receivable	-	347
Property and equipment, net	4,213	4,307
Property held for sale	6,978	6,978
Goodwill	1,801	1,987
Intangible assets, net	4,823	5,421
Deferred income tax asset, net	1,786	4,098
Other assets	5,488	5,321

TOTAL ASSETS	$198,430	$222,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,397	$43,480
Note payable – related party	-	500
Accrued expenses	16,865	19,948
Deferred income tax liability	1,078	1,070
Total current liabilities	43,340	64,998

Long-term liabilities	7,049	7,034
Environmental remediation liability	7,578	7,578
Deferred income tax liability	444	1,751
Minority interest	464	473
Total liabilities	58,875	81,834

Commitments and contingencies (Note 8)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,766 and 24,446 shares outstanding at March 31, 2009 and June 30, 2008, respectively	256	256
Capital in excess of par value	56,431	56,832
Retained earnings	86,880	81,778
Treasury stock, at cost, 878 and 1,198 shares at March 31, 2009 and June 30, 2008, respectively	(8,482)	(11,571)
Accumulated other comprehensive income	4,470	13,114
Total shareholders’ equity	139,555	140,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$198,430	$222,243

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Nine Months Ended March 31,
	2009	2008

Net sales	$247,854	$254,888
Cost of sales	203,917	211,803
Gross profit	43,937	43,085

Selling, general and administrative expenses	32,921	32,924
Research and development expenses	153	632
Operating income	10,863	9,529

Other income (expense):
Interest expense	(67)	(63)
Interest and other income, net	465	596
	398	533

Income before income taxes	11,261	10,062
Provision for income taxes	3,683	4,566
Net income	$7,578	$5,496

Net income per common share	$0.31	$0.23
Diluted net income per common share	$0.30	$0.22

Weighted average shares outstanding:
Basic	24,457	24,344
Diluted	24,976	24,806

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Three Months Ended March 31,
	2009	2008

Net sales	$79,800	$98,255
Cost of sales	66,545	82,212
Gross profit	13,255	16,043

Selling, general and administrative expenses	10,458	11,560
Research and development expenses	-	279
Operating income	2,797	4,204

Other (expense), income:
Interest expense	(5)	(32)
Interest and other (expense), income , net	(263)	610
	(268)	578

Income before income taxes	2,529	4,782
Provision for income taxes	594	1,488
Net income	$1,935	$3,294

Net income per common share	$0.08	$0.14
Diluted net income per common share	$0.08	$0.13

Weighted average shares outstanding:
Basic	24,569	24,348
Diluted	25,052	24,745

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine Months Ended March 31,
	2009	2008
Operating activities:
Net income	$7,578	$5,496
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,258	1,935
Provision for doubtful accounts	520	15
Non-cash stock compensation	1,174	672
Deferred income taxes	972	1,297
Unrealized loss on trading securities	254	84
Changes in assets and liabilities:
Investments-trading securities	-	325
Trade accounts receivable	5,137	(10,854)
Other receivables	(3,884)	(580)
Inventory	4,499	(295)
Prepaid expenses and other current assets	(407)	88
Other assets	(266)	(720)
Accounts payable	(16,534)	1,224
Other accrued expenses and liabilities	(880)	1,480
Net cash (used in) provided by operating activities	(579)	167

Investing activities:
Payments received on notes receivable	413	73
Purchases of property and equipment, net	(376)	(1,000)
Purchases of investments	(10,204)	-
Maturities of investments	9,993	1,000
Sales of investments	-	500
Purchase of intangible assets	(420)	(25)
Net cash (used in) provided by investing activities	(594)	548

Financing activities:
Proceeds from exercise of stock options	1,020	74
Excess tax benefit on stock option exercises and restricted stock	161	14
Payment of cash dividends	(2,476)	(3,665)
Payment of note payable-related party	(500)	-
Payments of short-term bank loans	-	(25)
Net cash used in financing activities	(1,795)	(3,602)

Effect of exchange rate changes on cash	(4,284)	2,806

Net decrease in cash	(7,252)	(81)
Cash at beginning of period	46,515	32,320
Cash at end of period	$39,263	$32,239

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

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,801 and $1,987 as of March 31, 2009 and June 30, 2008, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

The Company accounts for share-based compensation cost in accordance with Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payment.”

In December 2008, the Company granted 222 options to employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Compensation expense of $724, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Total compensation expense related to stock options for the nine months ended March 31, 2009 and 2008 was $545 and $364, respectively and $180 and $184 for the three months ended March 31, 2009 and 2008, respectively.  As of March 31, 2009, the total unrecognized compensation cost related to option awards is $480.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Nine months ended March 31,
	2009	2008

Expected life	5.6 years	5.6 years
Expected volatility	48.0%	46.0%
Risk-free interest rate	2.42%	3.55%
Dividend yield	2.32%	2.50%

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

In addition, in accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards.   For the three and nine months ended March 31, 2009, the Company recorded stock-based compensation expense of approximately $161 and $582, respectively, related to restricted common stock and restricted stock units, of which $246 of compensation expense related to retiree eligibility for the nine months ended March 31, 2009.  As of March 31, 2009, the total unrecognized compensation cost related to restricted stock awards is $1,002.  For the three and nine months ended March 31, 2008, the Company recorded stock-based compensation expense of approximately $64 and $263, respectively, for shares of  restricted common stock and restricted stock units.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On May 7, 2009, the Company's board of directors declared a regular semi-annual cash dividend of $0.10 per share to be distributed on June 26, 2009 to shareholders of record as of June 15, 2009.

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

(5)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008

Weighted average shares outstanding	24,457	24,344	24,569	24,348
Dilutive effect of stock options and restricted stock awards and units	519	462	483	397

Diluted weighted average shares outstanding	24,976	24,806	25,052	24,745

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were 1,607 and 1,465 common equivalent shares outstanding as of March 31, 2009 and 2008, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.  There were 1,880 and 1,763 common shares outstanding as of March 31, 2009 and 2008, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

(6)  Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income (loss) were as follows:

	Nine months ended March 31,		Three months ended March 31,
	2009	2008	2009	2008
Comprehensive income (loss):
Net income	$7,578	$5,496	$1,935	$3,294
Foreign currency translation adjustment	(8,644)	6,512	(3,185)	2,462
Unrealized gain on available for sale securities	-	42	-	5
Change in fair value of cross currency interest rate swaps	-	(20)	-	(32)
Total	$(1,066)	$12,030	$(1,250)	$5,729

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and nine months ended March 31, 2009 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(7)  Income Taxes

The decrease in the net deferred income tax assets of $972 for the nine months ended March 31, 2009, when compared to June 30, 2008, related to the reduction of taxes payable due to the utilization of foreign net operating loss carryforwards.

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

The Company has environmental remediation obligations in connection with Arsynco’s former manufacturing facility located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993.  During fiscal 2008, based on continued monitoring of the contamination at the site and the current proposed plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $7,846 and $9,574.  As of March 31, 2009 and June 30, 2008, a liability of $7,846 is included in the accompanying condensed consolidated balance sheets.   The estimated cost of remediation is based upon a current proposed remedial action work plan; however, if this work plan is revised or not approved by either the State of New Jersey or the EPA, actual costs could be significantly greater than the current estimate.  If this matter is resolved in a manner different from those assumed in current estimates, the resolution could have a material adverse effect on the Company’s financial condition, operating results and cash flows.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups and historically, our payments have been in the range of $100 - $250 per year.  The Company may be required to make additional payments in the future. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for four products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $9,700 over the next five quarters.

In June 2006, the Company negotiated a lease termination with its landlord for the facility previously occupied by CDC and Magnum.  In connection with the lease termination, the landlord and a third party entered into a long-term lease for which the Company guaranteed the rental payments by the third party through September 30, 2009.  As of March 31, 2009 and June 30, 2008, the aggregate future rental payments of the third party that are guaranteed by the Company are $154 and $382, respectively, and the fair value of this guarantee is deemed to be insignificant.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $13 and $663 as of March 31, 2009 and June 30, 2008, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2009, the Company had foreign currency contracts outstanding that had a notional amount of $33,049. Unrealized gains on hedging activities for the nine months ended March 31, 2009 and 2008 was $251 and $160, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at March 31, 2009:

	Fair Value Measurements at March 31, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$10,281	-	$10,281

Investments:
Trading securities	$294	-	-	294
Time deposits	-	193	-	193

Foreign currency contracts-assets (1)	-	478	-	478
Foreign currency contracts-liabilities (2)	-	223	-	223

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2009.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of March 31, 2009.

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

(10)  Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2009.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective in the third quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

Nine Months Ended March 31, 2009 and 2008:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2009
Net sales	$143,863	$91,236	$12,755	$247,854
Gross profit	27,614	13,088	3,235	43,937

2008
Net sales	$148,522	$94,036	$12,330	$254,888
Gross profit	27,420	13,323	2,342	43,085

Three Months Ended March 31, 2009 and 2008:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2009
Net sales	$44,549	$29,410	$5,841	$79,800
Gross profit	7,071	4,388	1,796	13,255

2008
Net sales	$58,199	$35,871	$4,185	$98,255
Gross profit	9,963	5,336	744	16,043

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2009 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2009 and 2008, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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
May 7, 2009

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

Executive Summary

Our third quarter and nine month results were impacted by the economic environment that we operate in, which continues to be quite turbulent.  According to a recent Federal Reserve statistical release, in March 2009, domestic manufacturing output decreased 1.7%, and, for the quarter ended March 31, 2009, domestic manufacturing output dropped at an annual rate of 22.5%.

We are reporting net sales of $247,854 for the nine months ended March 31, 2009, which represents a 2.8% decrease from the $254,888 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2009 was $43,937 and our gross margin was 17.7% as compared to gross profit of $43,085 and gross margin of 16.9% in the comparable prior period.  Our selling, general and administrative costs for the nine months ended March 31, 2009 was relatively flat at $32,921, when compared to $32,924 we reported in the prior period.  Our net income increased to $7,578, or $0.30 per diluted share, compared to $5,496, or $0.22 per diluted share in the prior period.

Our financial position as of March 31, 2009 remains strong, as we had cash and cash equivalents and short-term investments of $39,750, working capital of $130,001, no long-term debt and shareholders’ equity of $139,555.

Our ongoing business is separated into three segments:  Health Sciences, Chemicals & Colorants and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, nutritionals and biopharmaceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products.  According to a Generic Pharmaceutical Association’s, April 2009 press release, generic drug prices decreased by an average of 10.6% during 2008.  By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies.

The Chemicals & Colorants segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Products that fall within this segment include intermediates for dyes, pigments and agrochemicals.  We provide chemicals used to make plastics, surface coatings, textiles, lubricants, flavors and fragrances. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. According to the Federal Reserve statistical release described above, the production index for durable goods contracted at an annual rate of more than 30% for the quarter ended March 31, 2009.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the fiscal 2009 second quarter, we received our EPA registration for Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses.  In our fiscal 2009 third quarter, we began selling Halosulfuron for the current growing season.  In addition, we have three products that we have already filed with the EPA for registrations and several other products in various stages of review.  Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner. In May 2008, we sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we are developing an industrial brand for Aceto called “Enabling Quality Worldwide” and are marketing this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A section, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2009 and 2008.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2009 Compared to Nine Months Ended March 31, 2008

	Net Sales by Segment Nine months ended March 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of		$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$143,863	58.0%	$148,522	58.3%	$(4,659)		(3.1%)
Chemicals & Colorants	91,236	36.8	94,036	36.9	(2,800)		(3.0)
Crop Protection	12,755	5.2	12,330	4.8	425		3.4

Net sales	$247,854	100.0%	$254,888	100.0%	$(7,034)		(2.8%)

	Gross Profit by Segment Nine months ended March 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of		$	%
Segment	Profit	sales	Profit	sales	change	Change

Health Sciences	$27,614	19.2%	$27,420	18.5%	$194		0.7%
Chemicals & Colorants	13,088	14.3	13,323	14.2	(235)		(1.8)
Crop Protection	3,235	25.4	2,342	19.0	893		38.1

Gross Profit	$43,937	17.7%	$43,085	16.9%	$852		2.0%

Net Sales

Net sales decreased $7,034, or 2.8%, to $247,854 for the nine months ended March 31, 2009, compared with $254,888 for the prior period.  We reported sales decreases in our Health Sciences and Chemicals & Colorants segments which were partially offset by a sales increase in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $4,659 for the nine months ended March 31, 2009, to $143,863, which represents a 3.1% decrease from net sales of $148,522 for the prior period.  This decrease is due to various factors including decreased sales from our foreign operations of $3,811, specifically our European and Singapore operations and a $3,676 decline in sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products. The overall decrease in sales for the Health Sciences segment is offset, in part, by an increase in sales of $3,113 of our domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment decreased by $2,800 for the nine months ended March 31, 2009, to $91,236, which represents a 3.0% decline from net sales of $94,036 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets and is directly impacted by the current economic recession.  The decrease in sales from this segment is attributable to decreased sales of $3,006 in chemicals used in aroma products, a decline of $1,228 in sales of color pigments, and a $1,428 drop in chemicals used to produce surface coatings. These decreases are partially offset by an increase of $1,208 in sales of polymer additives and a $1,180 increase in sales of chemicals utilized in the food, beverage and cosmetic industries.

Crop Protection

Net sales for the Crop Protection segment increased to $12,755 for the nine months ended March 31, 2009, an increase of $425, or 3.4%, from net sales of $12,330 for the prior period.  The increase over the prior period is attributed to the launch of Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses and an increase in sales of Asulam, a herbicide used on sugar cane. The increase in Crop Protection sales is partially offset by decreased sales of our sprout inhibitor products, which are utilized on potato crops, as well as an insecticide in which we were involved in an antitrust case related to certain licensed technology.   In May 2008, we sold this insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

Gross Profit

Gross profit increased $852 to $43,937 (17.7% of net sales) for the nine months ended March 31, 2009, as compared to $43,085 (16.9% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit of $27,614 for the nine months ended March 31, 2009 was relatively consistent to the $27,420 of gross profit in the prior period.  Gross profit for the domestic pharmaceutical intermediates declined by $337, offset in part, by an increase of $118 in gross profit in our foreign operations, particular in our Shanghai operations.

Chemicals & Colorants

Gross profit for the nine months ended March 31, 2009 decreased by $235, or 1.8%, over the prior period. The gross margin was up slightly at 14.3% for the nine months ended March 31, 2009 compared to 14.2% for the prior period.  The decrease in the gross profit primarily relates to overall decrease in sales volume as well as unfavorable price mix on sales in our foreign operations.

Crop Protection

Gross profit for the Crop Protection segment increased to $3,235 for the nine months ended March 31, 2009, versus $2,342 for the prior period, an increase of $893 or 38.1%.  This increase primarily relates to Halosulfuron, in which the Company first commenced sales on this product in the third quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) remained relatively flat at $32,921 for the nine months ended March 31, 2009 compared to $32,924 for the prior period.  As a percentage of sales, SG&A increased to 13.3% for the nine months ended March 31, 2009 versus 12.9% for the prior period. SG&A experienced an increase of $1,101 in personnel related costs, of which $363 relates to our foreign operations and $738 relates to various factors including annual salary increases and stock-based compensation. We also incurred higher bad debt expense of $501 as a result of additional reserves. These increases in SG&A are offset by a decline of $1,488 in legal costs from the prior period for which there is no comparable amount in the current period. These legal costs in the prior period related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008.

Research and Development Expenses

Research and development expenses (R&D) decreased $479 over the prior period to $153 for the nine months ended March 31, 2009 due to the abandonment of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

For the nine months ended March 31, 2009, operating income was $10,863 compared to $9,529 in the prior period, an increase of $1,334 or 14.0%.  This increase was due to the overall increase in gross profit of $852 and to a $482 decline in R&D expenses and SG&A

Interest and Other Income, Net

Interest and other income, net was $465 for the nine months ended March 31, 2009, which represents a decrease of $131 over the prior period mainly due to an increase in foreign exchange losses and unrealized losses on trading securities, partly offset by income from a joint venture.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2009 decreased to 32.7% from 45.4% for the prior period.  The decrease in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduced the German corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429. The decrease in the effective tax rate from the prior period is partially offset by charges, including an approximate $295 tax charge related to the anticipated repatriation of earnings from certain foreign subsidiaries.  Without these charges, we expect the fiscal 2009 effective tax rate to be 29.0%. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

	Net Sales by Segment Three months ended March 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of		$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$44,549	55.8%	$58,199	59.2%	$(13,650)		(23.5%)
Chemicals & Colorants	29,410	36.9	35,871	36.5	(6,461)		(18.0)
Crop Protection	5,841	7.3	4,185	4.3	1,656		39.6

Net sales	$79,800	100.0%	$98,255	100.0%	$(18,455)		(18.8%)

	Gross Profit by Segment Three months ended March 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of		$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,071	15.9%	$9,963	17.1%	$(2,892)		(29.0%)
Chemicals & Colorants	4,388	14.9	5,336	14.9	(948)		(17.8)
Crop Protection	1,796	30.7	744	17.8	1,052		141.4

Gross profit	$13,255	16.6%	$16,043	16.3%	$(2,788)		(17.4%)

Net Sales

Net sales decreased $18,455, or 18.8%, to $79,800 for the three months ended March 31, 2009, compared with $98,255 for the prior period.  We reported sales decreases in our Health Sciences and Chemicals & Colorants segments which were partially offset by a sales increase in our Crop Protection segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $13,650 for the three months ended March 31, 2009, to $44,549, which represents a 23.5% decrease from net sales of $58,199 for the prior period.  This decrease is partially due to a decline of $2,338 in sales of our domestic pharmaceutical intermediates. Sales in our domestic generics product group decreased by $3,614, as well as our foreign operations, especially Europe, experienced a drop in sales of $8,218. As previously mentioned, sale prices of generic drugs have decreased on average 10.6% in calendar 2008. In addition, we saw a decline in reorders of existing products. We expect this difficult market to continue into the upcoming months.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $29,410 for the three months ended March 31, 2009, a decrease of $6,461 from net sales of $35,871 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which were negatively affected by the difficult economic conditions.  The decrease of 18.0%, over the prior period is consistent with the overall difficult market conditions we are facing. The decrease is partially attributable to a decrease in sales into the surface coatings industry of $3,666 and a decline of $587 in sales of color pigments. Sales of chemicals used in aroma products also decreased by $2,034 due to reduced demand.

Crop Protection

Net sales for the Crop Protection segment increased to $5,841 for the three months ended March 31, 2009, an increase of $1,656, or 39.6%, from net sales of $4,185 for the prior period.  The increase over the prior period is attributed to the launch of Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses and an increase in sales of Asulam, a herbicide used on sugar cane. The increase in Crop Protection sales is partially offset by decreased sales of our sprout inhibitor products, related to the overall potato acreage which is down in the United States and Europe, as well as an insecticide in which we were involved in an antitrust case related to certain licensed technology.   In May 2008, we sold this insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

Gross Profit

Gross profit decreased to $13,255 (16.6% of net sales) for the three months ended March 31, 2009, as compared to $16,043 (16.3% of net sales) for the prior period.

Health Sciences

Gross profit for the three months ended March 31, 2009 decreased by $2,892, or 29.0%, over the prior period. The gross margin declined to 15.9% for the three months ended March 31, 2009 compared to 17.1% for the prior period.  The decrease in gross profit was attributable to the overall decline in sales volume and the decrease in gross margin primarily related to unfavorable product mix on our domestic pharmaceutical intermediates.

Chemicals & Colorants

Chemicals and Colorants’ gross profit of $4,388 for the three months ended March 31, 2009 was $948 or 17.8% lower than the prior period.  The gross margin at 14.9% for the three months ended March 31, 2009 was consistent to the gross margin for the prior period.  The decrease in the gross profit is due to primarily sales volume decline in our domestic operations.

Crop Protection

Gross profit for the Crop Protection segment increased to $1,796 for the three months ended March 31, 2009, versus $744 for the prior period, an increase of $1,052 or 141.4%.  Gross margin for the quarter also increased to 30.7% compared to the prior period gross margin of 17.8%. The increase in the gross profit and gross margin percentage primarily relates to Halosulfuron, in which the Company first commenced sales of this product in the third quarter of 2009.

Selling, General and Administrative Expenses

SG&A decreased $1,102 or 9.5%, to $10,458 for the three months ended March 31, 2009 compared to $11,560 for the prior period.  As a percentage of sales, SG&A increased to 13.1% for the three months ended March 31, 2009 versus 11.8% for the prior period. The decrease in SG&A relates primarily to a decline of $614 in personnel related costs due primarily to decreased accrued bonus expense as a result of decreased profitability. SG&A also decreased due to a $262 drop in sales and marketing expenses, which is directly related to the decline in sales for the third quarter.

Research and Development Expenses

R&D decreased $279 over the prior period for the three months ended March 31, 2009 due to the abandonment of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

For the three months ended March 31, 2009, operating income was $2,797 compared to $4,204 in the prior period, a decrease of $1,407 or 33.5%.  This decrease was due to the overall decrease in gross profit of $2,788 offset by the $1,102 decrease in SG&A and $279 decline in R&D expenses.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($263) for the three months ended March 31, 2009, which represents an increase of $873 in expense over the $610 of income in the prior period mainly due to an increase in foreign exchange losses, partly offset by income from a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2009 decreased to 23.5%, from 31.1% for the prior period.  The decrease in the effective tax rate was primarily due to decreased earnings in domestic tax jurisdictions with higher tax rates.

Liquidity and Capital Resources

Cash Flows

At March 31, 2009, we had $39,263 in cash and cash equivalents, of which $31,255 was outside the United States, $487 in short-term investments and no outstanding bank loans.  Working capital was $130,001 at March 31, 2009 versus $128,786 at June 30, 2008.  The $31,255 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2009 decreased $7,252 from the amount at June 30, 2008.  Operating activities for the nine months ended March 31, 2009 used cash of $579, for this period, as compared to cash provided by operations of $167 for the comparable 2008 period. The $579 was comprised of $7,578 in net income and $4,178 derived from adjustments for non-cash items less a net $12,335 decrease from changes in operating assets and liabilities. The non-cash items included $1,258 in depreciation and amortization expense, $1,174 in non-cash stock compensation expense, $520 for the provision for doubtful accounts and $972 for the deferred income taxes provision. Trade accounts receivable decreased $5,137 during the nine months ended March 31, 2009, due to decreased sales during the third quarter of 2009 as compared to the fourth quarter of 2008, as well as an improvement in days sales outstanding. Inventories and accounts payable decreased by approximately $4,499 and $16,534, respectively, due primarily to a reduction of inventories in both our domestic Health Sciences and Chemicals and Colorants segments as a result of the Company carrying less inventory due to the current market conditions of the economy. In addition, the Company carried more stock as of June 30, 2008 for certain products of both the Chemicals and Colorants and Health Sciences segments that were purchased from China, due to a supplier interruption related to the Olympics that were held in China in August of 2008. Some of this additional stock did not ship until the first and second quarters of 2009.  Accrued expenses and other liabilities decreased $880 during the nine months ended March 31, 2009, due primarily to a decrease in accrued compensation and a decline in accrued income tax payable, due to the timing of income tax payments partially offset by an increase in accrued expenses related to an increase in Value Added Tax (VAT) for our foreign subsidiaries. Other receivables increased $3,884 due to an increase in VAT taxes receivables in our European subsidiaries and increased royalty receivables on certain Crop Protection products.   We do not anticipate any significant impact on our liquidity and capital resources to fund ongoing operating expenditures and the continuation of semi-annual cash dividends for the next twelve months due to the decline in our cash position. Our cash position at March 31, 2008 decreased $81 from the amount at June 30, 2007.  Operating activities for the nine months ended March 31, 2008 provided cash of $167, for this period, as compared to cash provided by operations of $2,629 for the comparable 2007 period. The $167 was comprised of $5,496 in net income and $4,003 derived from adjustments for non-cash items offset by a net $9,332 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2009 used cash of $594 primarily related to purchases and maturities of investments.  Investing activities for the nine months ended March 31, 2008 provided cash of $548 primarily related to maturities and sales of available for sale investments offset by the purchases of property and equipment.

Financing activities for the nine months ended March 31, 2009 used cash of $1,795 primarily from the payment of $2,476 of dividends and a $500 payment of a note payable partly offset by proceeds from the exercise of stock options of $1,020. Financing activities for the nine months ended March 31, 2008 used cash of $3,602 primarily from the payments of dividends of $3,665.

On May 7, 2009, the Company's board of directors declared a semi-annual cash dividend of $0.10 per share to be distributed on June 26, 2009 to shareholders of record as of June 15, 2009.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $19,120, as of March 31, 2009.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At March 31, 2009, we had utilized $13 in letters of credit leaving $9,987 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at March 31, 2009.

Working Capital Outlook

Working capital was $130,001 at March 31, 2009 versus $128,786 at June 30, 2008.  The increase in working capital was primarily attributable to cash derived from net income and reduction of trade receivables and inventories during the nine months.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our Health Sciences business, we plan to advance a supplier $2,000 in the fourth quarter of fiscal 2009.  In connection with our crop protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $9,700 over the next five quarters.    In the fourth quarter of fiscal 2009, we plan to repatriate approximately $6,000 of earnings from certain foreign subsidiaries to help finance these crop protection products.  We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We are currently looking into obtaining additional credit facilities to enhance our liquidity.

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

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of 2009.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective in the third quarter of 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $487 at March 31, 2009.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $29 as of March 31, 2009.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2009, we had foreign currency contracts outstanding that had a notional amount of $33,049.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2009, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On March 31, 2009, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of March 31, 2009, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,479.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACETO CORPORATION

DATE May 8, 2009	BY /s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE May 8, 2009	BY /s/ Leonard S. Schwartz
Leonard S. Schwartz, Chairman
and Chief Executive Officer
(Principal Executive Officer)