Form 10-K
period 2009-06-30
ACETO CORP
filed 2009-09-11
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2008 as reported on the NASDAQ Global Select Market, was approximately $243,028,716.

The Registrant has 24,770,678 shares of common stock outstanding as of September 3, 2009.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 3, 2009.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2009

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

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “Company”, “we”, “us”, and “our” unless the content indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the sourcing, quality assurance, regulatory support, marketing and distribution of chemically derived pharmaceuticals, biopharmaceuticals, specialty chemicals and crop protection products.  Our fiscal 2009 results were impacted by the economic environment that we operate in, which continues to be quite turbulent.  According to a June 16, 2009 Federal Reserve statistical release, domestic manufacturing output was more than 15% below its year-earlier level and decreased 1.0% in the month of May.  Our business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

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

According to an IMS Health press release on April 22, 2009, the value of the global pharmaceutical market is expected to grow 2.5% – 3.5% in 2009; two percentage points lower than previously indicated last October, as deterioration in the global economic environment continues to affect market demand.  The updated forecast predicts global pharmaceutical sales decreasing 8.5% from the October 2008 forecast to $750 billion for the year, down from the $820 billion forecast in October 2008.  The sector will continue to feel the impact of the economic climate, but to a lesser extent than many other industries, through 2010 when a rebound is expected.

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

According to the American Chemistry Council, leading indicators of global industrial production continue to suggest a slowing down of activity.   Through April 2009, on a year-over-year basis, global chemical industry production decreased by 10.5%.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe.  In fiscal 2009, we continued to add products to our Crop Protection portfolio when we received EPA registrations for Halosulfuron and Glyphosate. Glyphosate is the largest selling herbicide for both crop and non crop use sold in the United States.  We plan to begin marketing Glyphosate for the 2010 growing season. In addition, we have two other products that we have already filed with the EPA for registrations and several other products that we plan to file for registrations with the EPA in fiscal 2010. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner. In May 2008, we sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

According to the US Department of Agriculture, total acreage planted in 2009 decreased by 1.2% to almost 321 million acres.  The number of peanut acres planted in 2009 was down sharply; almost 30% from 2008 levels, and sugar cane acreage was down 1.6% from 2008.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and are marketing this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, Japan, Vietnam, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, biopharmaceutical, specialty chemicals and crop protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control.  We believe our 60 plus years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

Long-lived assets by geographic region as of June 30, 2009, 2008, and 2007 were as follows:

	Long-lived assets
	2009	2008	2007
United States	$11,445	$4,729	$5,229
Europe	3,120	3,734	3,967
Asia-Pacific	3,063	3,252	2,847
Total	$17,628	$11,715	$12,043

We remain confident about our business prospects.  We anticipate organic growth through our plans to enter the market for companion animal vaccines, the market for finished dosage form generic drugs,  the Japanese pharmaceutical market, the continued globalization of our Chemicals & Colorants business, the further globalization of our nutraceutical business, the  expansion of our crop protection segment by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

We believe our track record of continuous product introductions demonstrates our commitment to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier.  Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Information concerning revenue and gross profit attributable to each of our reportable segments is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 18 to the Consolidated Financial Statements, Part II, Item 8, “Financial Statements and Supplementary Data.”

Products and Customers

During the fiscal years ended June 30, 2009 and 2008, approximately 70% and 67%, respectively, of our purchases were from Asia and approximately 17% and 19%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2009 and 2008, sales made to customers in the United States totaled $158,696 and $165,287, respectively.  Sales made to customers outside the United States during fiscal years 2009 and 2008 totaled $163,950 and $194,304, respectively, of which, approximately 57% and 58%, respectively, were to customers located in Europe.

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

No single product or customer accounted for as much as 10% of net sales in fiscal years 2009, 2008 or 2007.  No single supplier accounted for as much as 10% of purchases in fiscal 2009 and 2008.

We hold no patents, licenses, franchises or concessions that we consider material to our operations.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for three products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $6,300 over the next fiscal year.

Employees

At June 30, 2009, we had 221 employees, none of whom were covered by a collective bargaining agreement.

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

Our distribution operations of APIs concentrate on generic products and therefore are subject to the risks of the generic industry.

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

The distribution and sale of some of our products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

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

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and may have a significant impact on our effective tax rate. In addition, from time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives.

Changes in tax rules may adversely affect our future reported financial results or the way we conduct our business.

Our future reported financial results may be adversely affected if tax or accounting rules regarding unrepatriated earnings change. The Obama administration recently announced several proposals to reform United States tax rules, including proposals that may result in a reduction or elimination of the deferral of United States tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate.

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

We have previously incurred charges to our earnings in connection with acquisitions, and may continue to experience charges to our earnings for any acquisitions that we make, including impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations for particular quarterly periods and they could possibly have an adverse impact on the market price of our common stock.

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

Our operating results will fluctuate on a quarterly basis as a result of a number of factors, including the timing of contracts, orders, the delay or cancellation of a contract, and changes in government regulations. Any one of these factors could have a significant impact on our quarterly results. In some quarters, our revenue and operating results may fall below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline.

Failure to obtain products from outside manufacturers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside manufacturers to supply products for resale to our customers.  Manufacturing problems, including manufacturing delays caused by plant shutdowns may occur with these and other outside sources. If such problems occur, we cannot assure that we will be able to deliver our products to our customers profitably or on time.

Our business is subject to a number of global economic risks.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intending to address extreme market conditions that include severely restricted credit and declines in values of certain assets.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for our products and result in a decrease in revenue that could have a negative impact on our results of operations.  Continued volatility and disruption of financial markets in the United States, Europe and Asia could limit our customers’ ability to obtain adequate financing or credit to purchase our products or to maintain operations, and result in a decrease in revenue that could have a negative impact on our results of operations.

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

Our business depends on the free flow of products and services through the channels of commerce.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In fiscal years 2009 and 2008, approximately 52% and 54%, respectively, of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2009, approximately 70% and 17% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations; we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

We derive many of our products from China and changes in the political and economic policies of China’s government could have a significant impact upon the business we may be able to conduct in China and our results of operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in China. China has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which companies, such as ours, must conduct our business activities in China. China has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to conduct business in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

China’s laws and regulations governing our current business operations in China are sometimes vague and uncertain. Any changes in such laws and regulations may have a material and adverse effect on our business.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including but not limited to the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation: (i) levying fines and (ii) requiring that we discontinue any portion or all of our business in China.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign businesses conducting business in China. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign businesses in China. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect China’s government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

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

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our business, financial condition and results of operations.

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

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including:

●	quarterly fluctuations in our operating income and earnings per share results
●	technological innovations or new product introductions by us or our competitors
●	economic conditions
●	disputes concerning patents or proprietary rights
●	changes in earnings estimates and market growth rate projections by market research analysts
●	sales of common stock by existing security holders
●	loss of key personnel
●	securities class actions or other litigation

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

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission.  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549 on official business days between 10AM and 3PM.

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

In November 2007, we purchased approximately 2,300 gross square meters of land along with 12,000 gross square feet of office space in Mumbai, India.

Arsynco’s former manufacturing facility is located on a 12-acre parcel in Carlstadt, New Jersey, that it owns.  This parcel contains one building with approximately 5,000 gross square feet of office space.

In November 2004, we purchased approximately 1,300 gross square meters of office space located in Shanghai, China for our sales offices and investment purposes.

We also lease office space in Hamburg, Germany; Düsseldorf, Germany; Heemskerk, the Netherlands; Paris, France; Lyon, France and Singapore.  These offices are used for sales and administrative purposes.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2009 and 2008 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2009
First Quarter	$10.25	$6.53
Second Quarter	11.04	6.40
Third Quarter	11.70	4.86
Fourth Quarter	7.66	5.21

FISCAL YEAR 2008
First Quarter	$9.82	$8.28
Second Quarter	9.39	7.51
Third Quarter	8.43	5.79
Fourth Quarter	8.52	6.60

Cash dividends of $0.10 per common share were paid in January and June of fiscal 2009. Cash dividends of $0.10 per common share were paid in January 2008, cash dividends of $0.05 per common share were paid in March 2008 and cash dividends of $0.10 per common share were paid in June of 2008. Cash dividends of $0.075 per common share were paid in January 2007 and cash dividends of $0.10 per common share were paid in June of 2007.

As of September 3, 2009, there were 513 holders of record of our common stock.

22,702 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans
approved by security holders	2,903	$7.74	129

Equity compensation plans not
approved by security holders	-	-	-
Total	2,903	$7.74	129

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

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index and the Peer Group on June 30, 2004.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

  ASSUMES $100 INVESTED ON JUNE 30, 2004
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2009

	Aceto Corporation	S&P 500 Index	Dow Jones U.S. Chemicals
June 30, 2004	100	100	100
June 30, 2005	65	106	110
June 30, 2006	61	116	117
June 30, 2007	83	139	154
June 30, 2008	71	121	179
June 30, 2009	64	89	117

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2009	2008	2007	2006	2005

Net sales	$322,646	$359,591	$313,473	$297,328	$313,431
Operating income	11,893	21,377	15,064	12,429	11,590
Income from continuing operations	8,629	13,473	10,212	9,264	10,625
Net income	8,629	13,473	10,212	9,237	10,015

At year end

Working capital	$124,709	$128,786	$112,930	$104,707	$94,249
Total assets	205,464	222,243	188,478	166,592	149,028
Long-term liabilities	16,959	16,836	15,548	15,140	3,982
Shareholders’ equity	141,568	140,409	124,827	115,053	107,655

Income per common share(1)

Basic income per common share from continuing operations	$0.35	$0.55	$0.42	$0.38	$0.44
Basic income per common share from net income	$0.35	$0.55	$0.42	$0.38	$0.41
Diluted income per common share from continuing operations	$0.35	$0.54	$0.41	$0.38	$0.43
Diluted income per common share from net income	$0.35	$0.54	$0.41	$0.38	$0.41
Cash dividends	$0.20	$0.25	$0.175	$0.15	$0.15

(1) Adjusted for stock splits, effected in the form of dividends, as appropriate.

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

Our fiscal 2009 results were impacted by the economic environment that we operate in, which continues to be quite turbulent.  According to a June 16, 2009 Federal Reserve statistical release, domestic manufacturing output was more than 15% below its year-earlier level and decreased 1.0% in the month of May. We are reporting a $9,484 decrease in operating income to $11,893 for the year ended June 30, 2009 as compared to $21,377 for the prior year.  Net sales for fiscal 2009 were $322,646, a decrease of $36,945 from fiscal 2008.  This decrease in net sales also impacted our gross profit, which decreased $11,685 to $55,620 for fiscal 2009.  Our net income decreased to $8,629, or $0.35 per diluted share, a decrease of $4,844 or 36.0% compared to fiscal year 2008.

Our financial position as of June 30, 2009, remains strong, as we had cash, cash equivalents and short-term investments of $58,302, working capital of $124,709, no long-term debt and shareholders’ equity of $141,568.

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

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe.  In fiscal 2009, we continued to add products to our Crop Protection portfolio when we received EPA registrations for Halosulfuron and Glyphosate. Glyphosate is the largest selling herbicide for both crop and non crop use sold in the United States.  We plan to begin marketing Glyphosate for the 2010 growing season. In addition, we have two other products that we have already filed with the EPA for registrations and several other products that we plan to file for registrations with the EPA in fiscal 2010. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner. In May 2008, we sold an insecticide product to its patent owner in conjunction with litigation settlement involving an expired license.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and are marketing this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2009.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

As of June 30, 2009, we had current net deferred tax assets of $507 and non-current net deferred tax assets of $1,875.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset will result in a reduction of net income at that time.

Deferred taxes have not been provided on the majority of undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations.  A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.  In June 2009, we repatriated $6,000 of earnings from certain foreign subsidiaries resulting in a tax charge of approximately $159. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries. Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

Stock-based Compensation

With the adoption of SFAS No. 123(R) on July 1, 2005, we are required to record the fair value of stock-based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates. In fiscal 2007, we utilized the “simplified” method prescribed in SEC Staff Accounting Bulletin No. 107 to estimate the expected life. For stock option grants issued during fiscal 2009, we used an expected stock-price volatility of 48.0% and an expected life of 5.6 years.

Results of Operations

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

	Net Sales by Segment Year ended June 30,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$187,569	58.1%	$211,481	58.8%	$(23,912)	(11.3)%
Chemicals & Colorants	116,906	36.3	129,662	36.1	(12,756)	(9.8)
Crop Protection	18,171	5.6	18,448	5.1	(277)	(1.5)

Net sales	$322,646	100.0%	$359,591	100.0%	$(36,945)	(10.3)%

	Gross Profit by Segment Year ended June 30,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$33,619	17.9%	$44,612	21.1%	$(10,993)	(24.6)%
Chemicals & Colorants	17,631	15.1	18,782	14.5	(1,151)	(6.1)
Crop Protection	4,370	24.0	3,911	21.2	459	11.7

Gross profit	$55,620	17.2%	$67,305	18.7%	$(11,685)	(17.4)%

Net Sales

Net sales decreased $36,945, or 10.3%, to $322,646 for the year ended June 30, 2009, compared with $359,591 for the prior year.  We reported sales decreases in each of our three segments, as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $23,912 for the year ended June 30, 2009, to $187,569, which represents an 11.3% decrease over net sales of $211,481 for the prior year.  This decrease is due to various factors including decreased sales from our foreign operations of $13,336, specifically our German and Singapore operations, due primarily to certain customers controlling inventory spending due to the economic recession. Sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products declined by $5,472.  Sales in our domestic generics product group decreased by $8,820. As previously mentioned, the forecast for global pharmaceutical sales has declined from the prior prediction.  In addition, we saw a decrease in reorders of existing products. We expect this difficult market to continue into the upcoming months. The overall decrease in sales for the Health Sciences segment is offset, in part, by an increase in sales of $3,522 of our domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $116,906 for the year ended June 30, 2009, compared to $129,662 for the prior year.  Our chemical business is diverse in terms of products, customers and consuming markets and is directly impacted by the overall difficult market conditions we are facing which resulted in our sales in the Chemicals and Colorants segment to decline 9.8% from the prior year. The decrease in sales from this segment is attributable to decreased sales of $3,644 in chemicals used in aroma products, a decline of $1,956 in sales of color pigments, a $3,636 drop in chemicals used to produce surface coatings, a $1,224 decrease in miscellaneous organic chemicals and reduced sales of agricultural, dye, pigment and other intermediates which together decreased $3,968. Sales of Chemicals and Colorants from our foreign operations also declined by $993 due to reduced demand. These decreases are partially offset by an increase of $1,498 in sales of chemicals utilized in the food, beverage and cosmetic industries and a $1,250 increase in sales of polymer additives.

Crop Protection

Net sales for the Crop Protection segment decreased to $18,171 for the year ended June 30, 2009, a slight decrease of $277, or 1.5%, over net sales of $18,448 for the prior year.  The decrease over the prior year is due to a decline in sales of a herbicide which is primarily used on peanuts as the peanut acreage has decreased from 2008.  Sales in the Crop Protection segment also declined due to decreased sales of our sprout inhibitor products, which are utilized on potato crops, as well as an insecticide in which we were involved in an antitrust case related to certain licensed technology.   In May 2008, we sold this insecticide product to its patent owner in conjunction with litigation settlement involving an expired license. The decrease in Crop Protection sales is offset in part, by the launch of Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses and an increase in sales of Asulam, a herbicide used on sugar cane.

Gross Profit

Gross profit by segment decreased $11,685 to $55,620 (17.2% of net sales) for the year ended June 30, 2009, as compared to $67,305 (18.7% of net sales) for the prior year.

Health Sciences

Health Sciences’ gross profit of $33,619 for the year ended June 30, 2009 decreased by $10,993, or 24.6%, over the prior year. The gross margin declined to 17.9% for the year ended June 30, 2009 compared to 21.1% for the prior period.  The decrease in gross profit was attributable to the overall decline in sales volume and the decrease in gross margin primarily related to unfavorable product mix on both our domestic pharmaceutical intermediates and domestic nutraceutical products, as well as on our Health Sciences products sold by our foreign operations, specifically Germany and Singapore. Gross profit for the domestic pharmaceutical intermediates declined by $1,139 and gross profit for our domestic nutraceutical products declined by $455. Our foreign operations experienced a drop in gross profit of $7,792 over the prior year.

Chemicals & Colorants

Gross profit for the year ended June 30, 2009, decreased by $1,151, or 6.1%, over the prior year. The decrease in the gross profit is due to primarily sales volume decline in our domestic operations.  Gross margin was 15.1% for the year ended June 30, 2009 compared to 14.5% for the prior period.

Crop Protection

Gross profit for the Crop Protection segment increased to $4,370 for the year ended June 30, 2009, versus $3,911 for the prior year, an increase of $459 or 11.7%.  Gross margin for the year ended June 30, 2009 was 24.0% compared to the prior year gross margin of 21.2%. This increase primarily relates to Halosulfuron, in which the Company first commenced sales on this product in the third quarter of 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased $1,848, or 4.1%, to $43,574 for the year ended June 30, 2009 compared to $45,422 for the prior year. As a percentage of sales, SG&A increased to 13.5% for the year ended June 30, 2009 versus 12.6% for the prior year. The decrease in SG&A is partially attributed to a decrease of $1,343 in legal expenses from the prior year for which there is no comparable amount in the current year. These legal costs in the prior year related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008. SG&A experienced a $590 drop in sales and marketing expenses, which is directly related to the decline in sales. In addition, in connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with the former owners of the Arsynco property. Accordingly, the Company recorded a gain of $550, which is included in SG&A, related to past environmental costs. These decreases in SG&A are partially offset by higher bad debt expense of $309 as a result of additional reserves.

Research and Development Expenses

Research and development expenses (R&D) decreased $353 over the prior period to $153 for the year ended  June 30, 2009 due to the abandonment of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

Fiscal 2009 operating income was $11,893 compared to $21,377 in the prior year, a decrease of $9,484 or 44.4%.  This decrease was due to the overall decrease in gross profit of $11,685 offset by a $2,201 decline in R&D expenses and SG&A.

Interest and Other Income, Net

Interest and other income, net was $937 for the year ended June 30, 2009, which was relatively consistent to the amount of $957 that was in the prior year.

Provision for Income Taxes

The effective tax rate for fiscal 2009 decreased to 32.2% from 39.3% for fiscal 2008.  The decrease in the effective tax rate was primarily due to German tax reform, which was enacted in August 2007, that reduced the German corporate headline tax rate for businesses from 40% to 30%, as well as implementing a cap on interest deductions and tightening the tax basis for trade tax income. This tax rate reduction became effective for tax years ending after January 1, 2008. Due to the future reduction in the overall German tax rate, the deferred income tax asset was revalued during the month of enactment of the tax reform, which was in the first quarter of fiscal 2008, and therefore was reduced by approximately $1,429. The decrease in the effective tax rate from the prior period is partially offset by charges, including an approximate $159 tax charge related to the repatriation of earnings from certain foreign subsidiaries.  At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Results of Operations

Fiscal Year Ended June 30, 2008 Compared to Fiscal Year Ended June 30, 2007

	Net Sales by Segment Year ended June 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$211,481	58.8%	$170,691	54.5%	$40,790	23.9%
Chemicals & Colorants	129,662	36.1	123,299	39.3	6,363	5.2
Crop Protection	18,448	5.1	19,483	6.2	(1,035)	(5.3)

Net sales	$359,591	100.0%	$313,473	100.0%	$46,118	14.7%

	Gross Profit by Segment Year ended June 30,

					Comparison 2008
	2008		2007		Over/(Under) 2007
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$44,612	21.1%	$33,007	19.3%	$11,605	35.2%
Chemicals & Colorants	18,782	14.5	16,556	13.4	2,226	13.4
Crop Protection	3,911	21.2	4,930	25.3	(1,019)	(20.7)

Gross profit	$67,305	18.7%	$54,493	17.4%	$12,812	23.5%

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2009, we had $57,761 in cash, of which $30,372 was outside the United States, $541 in short-term investments and no outstanding bank loans.  The $30,372 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2009 increased $11,246 from the amount at June 30, 2008.  Operating activities for the year ended June 30, 2009 provided cash of $22,511 as compared to cash provided by operations of $15,418 for the comparable 2008 period. The $22,511 was comprised of $8,629 in net income, $4,359 derived from adjustments for non-cash items and a net $9,523 increase from changes in operating assets and liabilities. The non-cash items included $1,866 in depreciation and amortization expense, $1,560 in stock compensation, $528 for the provision for doubtful accounts and $191 for the deferred income taxes provision.  Trade accounts receivable decreased $18,448 during the year ended June 30, 2009, due to decreased sales during the fourth quarter of 2009 as compared to the fourth quarter of 2008, as well as a significant improvement in days sales outstanding. Inventories and accounts payable decreased by approximately $14,771 and $17,299, respectively, due primarily to a reduction of inventories in both our domestic Health Sciences and Chemicals and Colorants segments as a result of the Company carrying less inventory due to the current market conditions of the economy. In addition, the Company carried more stock as of June 30, 2008 for certain products of both the Chemicals and Colorants and Health Sciences segments that were purchased from China, due to a supplier interruption related to the Olympics that were held in China in August of 2008. Some of this additional stock did not ship until the first and second quarters of 2009.  Our European operations also experienced a decline in inventory from June 30, 2008 due to a ramp-up in orders during the fourth quarter of 2008 that did not ship until the first and second quarters of 2009. Accrued expenses and other liabilities decreased $1,991 during the year ended June 30, 2009, due primarily to a decrease in accrued compensation and a decline in accrued income tax payable, due to the timing of income tax payments partially offset by an increase in accrued expenses related to an increase in Value Added Tax (VAT) for our foreign subsidiaries. Other receivables increased $4,192 due to an increase in VAT taxes receivables in our European subsidiaries and increased receivables related to certain Crop Protection products.   Our cash position at June 30, 2008 increased $14,195 from the amount at June 30, 2007.  Operating activities for the year ended June 30, 2008 provided cash of $15,418 as compared to cash provided by operations of $4,163 for the comparable 2007 period.  The $15,418 was comprised of $13,473 in net income and $5,602 derived from adjustments for non-cash items, offset by a net $3,657 decrease from changes in operating assets and liabilities. The primary reason for the increase in cash provided by operations from 2007 to 2008 relates to the increase in net income, as well as the inventories increased more during the 2007 year compared to 2008, as a result of a ramp-up in orders for products to be shipped in the first quarter of 2008 and an increase in products in which we have decided, at that time, to carry stock.  Our cash position at June 30, 2007 decreased $1,412 from the amount at June 30, 2006.  Operating activities for the year ended June 30, 2007 provided cash of $4,163 as compared to cash provided by operations of $16,028 for the comparable 2006 period. The $4,163 was comprised of $10,212 in net income and $3,878 derived from adjustments for non-cash items, offset by a net $9,927 decrease from changes in operating assets and liabilities, the majority of which related to inventory.

Investing activities for the year ended June 30, 2009 used cash of $4,063 primarily related to the purchase of investments of $10,173, the acquisition of $2,114 of product registrations and related data filed with the United States Environmental Protection Agency and payments to various task force groups related to certain Crop Protection products, $2,020 of the issuance of a notes receivable related to a supplier agreement and $557 related to purchases of property and equipment.  We expect capital expenditures will be between $1,000 and $1,500 during fiscal 2010.    In addition, the lease for our general headquarters and sales office expires in April 2011. The Company is contemplating a buy versus lease decision with regards to a new building. If we were to purchase a new facility, the amount expended in the next fiscal year could approximate $5,000 for this new facility. Cash used in investing activities is offset in part by $9,964 of maturities of investments, $437 from payments of notes receivable and proceeds from sale of intangible assets of $400. Investing activities for the year ended June 30, 2008 provided cash of $1,404 primarily related to maturities and sale of investments of $2,200 and proceeds from sale of intangible assets of $400. Cash provided by investing activities is offset in part by the purchases of property and equipment of $1,197. Investing activities for the year ended June 30, 2007 used cash of $2,591 primarily related to purchases of investments of $6,274 and purchases of property and equipment and intangibles of $704 and $2,468, respectively, including $2,000 for the Asulam product registration and related data filed with the United States Environmental Protection Agency and state regulatory agencies to support such registrations and other supporting data. The amount of cash used for investing activities is offset in part by $6,779 of maturities of investments.

Financing activities for the year ended June 30, 2009 used cash of $4,261 primarily from the payment of $4,949 of dividends and a $500 payment of a note payable partly offset by proceeds from the exercise of stock options of $1,020. Financing activities for the year ended June 30, 2008 used cash of $6,030 primarily from the payments of dividends of $6,110. Financing activities for the year ended June 30, 2007 used cash of $3,991 primarily from the payments of dividends of $4,257.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $20,330, as of June 30, 2009.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At June 30, 2009, we had utilized $185 in letters of credit, leaving $9,815 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at June 30, 2009.

Working Capital Outlook

Working capital was $124,709 at June 30, 2009, versus $128,786 at June 30, 2008.  The decrease in working capital was primarily attributable to the acquisition of product registrations and related data filed with the United States Environmental Protection Agency and payments to various task force groups related to certain crop protection products. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $6,300 over the next fiscal year.    In addition, the lease for our general headquarters and sales office expires in April 2011. The Company is contemplating a buy versus lease decision with regards to a new building. If we were to purchase a new facility, the amount expended in the next fiscal year could approximate $5,000. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We are currently looking into obtaining additional credit facilities to enhance our liquidity.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2009, we had no significant obligations for capital expenditures.  At June 30, 2009, contractual cash obligations and other commercial commitments were as follows:

	Payments Due and/or
	Amount of Commitment
	(Expiration per Period)

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years

Operating leases	$4,030	$1,720	$1,840	$298	$172

Commercial letters of credit	185	185	-	-	-

Standby letters of credit	284	284	-	-	-

Unconditional purchase obligations	48,807	48,807	-	-	-

Total	$53,306	$50,996	$1,840	$298	$172

Other significant commitments and contingencies include the following:

1.
A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for three products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $6,300 over the next fiscal year.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of June 30, 2009 and 2008, a liability of $8,400 and $7,846, respectively, is included in the accompanying consolidated balance sheet for this matter.  In accordance with EITF Issue 90-8, “Capitalization of Costs to Treat Environmental Contamination”, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay the Company $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company has recorded a gain of $550, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying consolidated balance sheet as of June 30, 2009.

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

Related Party Transactions

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters.  During fiscal years 2009, 2008 and 2007, we incurred legal fees of $350, $342 and $329, respectively, for services rendered to the Company by those law firms.  We believe that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

During fiscal 2009, repayment of a $500 note payable to a related joint venture was made.

Impact of New Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of fiscal 2009.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective in the third quarter of fiscal 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

 In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As this FSP provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s financial condition or operating results.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS No. 165 during the fourth quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on September 11, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168), and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. SFAS No. 168 will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will become effective in the first quarter of 2010 and as SFAS No. 168 was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $541 at June 30, 2009.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $33 as of June 30, 2009.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2009, we had foreign currency contracts outstanding that had a notional amount of $36,424.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2009, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2009, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2009, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,282.  Actual results may differ.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2009, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2009, was effective.

Our internal control over financial reporting as of June 30, 2009, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

We have audited Aceto Corporation's internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2009 and our report dated September 11, 2009, expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
September 11, 2009

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 3, 2009.

Item 11.  Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 3, 2009.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 3, 2009.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 3, 2009.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 3, 2009.

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

10.20	Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 26, 2007.

10.21	Aceto Corporation 2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.22*	Aceto Corporation Supplemental Executive Deferred Compensation Plan, Amended and Restated, effective December 8, 2008.

10.23
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Leonard S. Schwartz (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 27, 2009).

10.24	Employment Agreement, effective March 24, 2009, between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated March 27, 2009).

10.25
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Vincent Miata (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated March 27, 2009).

10.26
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated March 27, 2009).

10.27
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated March 27, 2009).

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

*Filed herewith

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2009 and 2008

Consolidated statements of income for the years ended June 30, 2009, 2008 and 2007

Consolidated statements of cash flows for the years ended June 30, 2009, 2008 and 2007

Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2009, 2008 and 2007

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2009 and 2008 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2009.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Melville, New York
September 11, 2009

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2009 AND 2008 (in thousands, except per-share amounts)

	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$57,761	$46,515
Investments	541	548
Trade receivables: less allowance for doubtful accounts (2009, $976;
2008, $477)	46,996	68,220
Other receivables	9,361	4,819
Inventory	54,402	71,109
Prepaid expenses and other current assets	1,006	817
Deferred income tax asset, net	1,579	1,756
Total current assets	171,646	193,784

Long-term notes receivable	1,000	347

Property and equipment, net	4,249	4,307
Property held for sale	3,752	6,978
Goodwill	1,861	1,987
Intangible assets, net	11,518	5,421
Deferred income tax asset, net	2,366	4,098
Other assets	9,072	5,321

TOTAL ASSETS	$205,464	$222,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,126	$43,480
Note payable – related party	-	500
Accrued expenses	20,739	19,948
Deferred income tax liability	1,072	1,070
Total current liabilities	46,937	64,998

Long-term liabilities	8,545	7,034
Environmental remediation liability	7,451	7,578
Deferred income tax liability	491	1,751
Minority interest	472	473
Total liabilities	63,896	81,834

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,771 and 24,446 shares outstanding at June 30, 2009 and 2008, respectively	256	256
Capital in excess of par value	56,767	56,832
Retained earnings	85,450	81,778
Treasury stock, at cost, 873 and 1,198 shares at June 30, 2009 and 2008, respectively	(8,430)	(11,571)
Accumulated other comprehensive income	7,525	13,114
Total shareholders’ equity	141,568	140,409

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$205,464	$222,243

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007 (in thousands, except per-share amounts)

	2009	2008	2007

Net sales	$322,646	$359,591	$313,473
Cost of sales	267,026	292,286	258,980
Gross profit	55,620	67,305	54,493

Selling, general and administrative expenses	43,574	45,422	39,418
Research and development expenses	153	506	11
Operating income	11,893	21,377	15,064

Other income (expense):
Interest expense	(98)	(145)	(173)
Interest and other income, net	937	957	532
	839	812	359

Income from continuing operations before income taxes	12,732	22,189	15,423
Provision for income taxes	4,103	8,716	5,211
Net income	$8,629	$13,473	$10,212

Net income per common share	$0.35	$0.55	$0.42

Diluted income per common share	$0.35	$0.54	$0.41

Weighted average shares outstanding:
Basic	24,487	24,346	24,305
Diluted	24,978	24,800	24,711

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007 (in thousands)
	2009	2008	2007

Operating activities:
Net income	$8,629	$13,473	$10,212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,866	2,378	1,791
Provision for doubtful accounts	528	98	132
Non-cash stock compensation	1,560	1,285	443
Unrealized loss (gain) on trading securities	214	6	(180)
Deferred income taxes	191	1,835	1,692
Changes in assets and liabilities:
Investments – trading securities	-	324	-
Trade accounts receivable	18,448	(7,326)	(6,973)
Other receivables	(4,192)	(1,647)	(1,726)
Inventory	14,771	(7,989)	(12,565)
Prepaid expenses and other current assets	(209)	345	(96)
Other assets	(5)	(1,832)	(636)
Accounts payable	(17,299)	9,615	7,884
Accrued expenses and other liabilities	(1,991)	4,853	4,185
Net cash provided by operating activities	22,511	15,418	4,163

Investing activities:
Purchases of investments	(10,173)	-	(6,274)
Proceeds from sale of investments	-	1,000	-
Maturities of investments	9,964	1,200	6,779
Payments received on notes receivable	437	98	151
Issuance of notes receivable	(2,020)	-	(75)
Proceeds from sale of intangible assets	400	400	-
Purchase of intangible assets	(2,114)	(97)	(2,468)
Purchases of property and equipment, net	(557)	(1,197)	(704)
Net cash (used in) provided by investing activities	(4,063)	1,404	(2,591)

Financing activities:
Proceeds from exercise of stock options	1,020	87	217
Excess income tax benefit on exercise of stock options	168	18	24
Payment of cash dividends	(4,949)	(6,110)	(4,257)
Payment of note payable-related party	(500)	-	-
(Repayments) borrowings of short-term bank loans	-	(25)	25
Net cash used in financing activities	(4,261)	(6,030)	(3,991)

Effect of foreign exchange rate changes on cash	(2,941)	3,403	1,007

Net increase (decrease) in cash and cash equivalents	11,246	14,195	(1,412)
Cash and cash equivalents at beginning of period	46,515	32,320	33,732
Cash and cash equivalents at end of period	$57,761	$46,515	$32,320

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2009, 2008 AND 2007 (in thousands, except per-share amounts)

			Capital in Excess of Par Value				Accumulated Other Comprehensive Income
	Common Stock			Retained Earnings	Treasury Stock			Total
	Shares	Amount			Shares	Amount
Balance at June 30, 2006	25,644	$256	$56,691	$68,464	(1,366)	$(13,198)	$2,840	$115,053
Net income	-	-	-	10,212	-	-	-	10,212
Other comprehensive income:
Change in fair value of cross currency interest rate swap	-	-	-	-	-	-	161	161
Foreign currency translation adjustments	-	-	-	-	-	-	2,900	2,900
Unrealized gain on available for sale investments	-	-	-	-	-	-	52	52
Comprehensive income:								13,325
Adjustment to adopt SFAS No. 158, net of tax of $25	-	-	-	-	-	-	38	38
Stock issued pursuant to employee stock incentive plans	-	-	(44)	-	15	142	-	98
Dividends declared ($0.175 per share)	-	-	-	(4,257)	-	-	-	(4,257)
Share-based compensation	-	-	329	-	-	-	-	329
Exercise of stock options	-	-	(146)	-	37	363	-	217
Tax benefit from exercise of stock options	-	-	24	-	-	-	-	24
Balance at June 30, 2007	25,644	256	56,854	74,419	(1,314)	(12,693)	5,991	124,827
Net income	-	-	-	13,473	-	-	-	13,473
Other comprehensive income:
Change in fair value of cross currency interest rate swap	-	-	-	-	-	-	75	75
Foreign currency translation adjustments	-	-	-	-	-	-	6,944	6,944
Unrealized gain on available for sale investments	-	-	-	-	-	-	42	42
Defined benefit plans, net of tax of $29	-	-	-	-	-	-	62	62
Comprehensive income:								20,596
Stock issued pursuant to employee stock incentive plans	-	-	(20)	-	15	150	-	130
Issuance of restricted stock, net of forfeitures	-	-	(821)	-	85	821	-	-
Dividends declared ($0.25 per share)	-	-	-	(6,114)	-	-	-	(6,114)
Share-based compensation	-	-	865	-	-	-	-	865
Exercise of stock options	-	-	(64)	-	16	151	-	87
Tax benefit from exercise of stock options	-	-	18	-	-	-	-	18
Balance at June 30, 2008	25,644	256	56,832	81,778	(1,198)	(11,571)	13,114	140,409
Net income	-	-	-	8,629	-	-	-	8,629
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	(5,689)	(5,689)
Defined benefit plans, net of tax of $47	-	-	-	-	-	-	100	100
Comprehensive income:								3,040
Stock issued pursuant to employee stock incentive plans	-	-	(23)	-	11	109	-	86
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(1,056)	-	144	1,388	-	332
Dividends declared ($0.20 per share)	-	-	-	(4,957)	-	-	-	(4,957)
Share-based compensation	-	-	1,470	-	-	-	-	1,470
Exercise of stock options	-	-	(624)	-	170	1,644	-	1,020
Tax benefit from employee stock incentive plans	-	-	168	-	-	-	-	168
Balance at June 30, 2009	25,644	$256	$56,767	$85,450	(873)	$(8,430)	$7,525	$141,568

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
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
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2009 and 2008 are as follows:

	2009	2008
Cumulative foreign currency translation adjustments	$7,325	$13,014
Defined benefit plans	200	100
Total	$7,525	$13,114

The foreign currency translation adjustments for the year ended June 30, 2009 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

Stock Options

SFAS No.  123(R), “Share-Based Payment”,   requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  SFAS No. 123(R) also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.   The Company’s policy is to satisfy stock-based compensation awards with treasury shares.

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
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2009, 2008 and 2007:

	2009	2008	2007

Weighted average shares outstanding	24,487	24,346	24,305

Dilutive effect of stock options and restricted stock awards and units	491	454	406

Diluted weighted average shares outstanding	24,978	24,800	24,711

There were 1,703, 1,534 and 1,443 common equivalent shares outstanding as of June 30, 2009, 2008 and 2007, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

The components of property and equipment were as follows:

	June 30, 2009	June 30, 2008	Estimated useful life (years)
Machinery and equipment	$1,051	$1,140	3-7
Leasehold improvements	373	378	Shorter of asset life or lease term
Computer equipment and software	4,072	3,772	3-5
Furniture and fixtures	1,217	1,138	5-10
Automobiles	249	411	3
Building	3,240	3,221	20
Land	233	280	-
	$10,435	$10,340
Accumulated depreciation and amortization	6,186	6,033
	$4,249	$4,307

Property held for sale represents land and land improvements of $3,752 and $6,978 at June 30, 2009 and 2008, respectively.  See Note 7, “Environmental Remediation” for further discussion on property held for sale

Depreciation and amortization of property and equipment amounted to $824, $1,174 and $1,067 for the years ended June 30, 2009, 2008, and 2007, respectively.

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
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
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

In the third quarter of 2008, the Company changed the functional currency of its Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, the Company recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. The Company did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment does not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2008 due to the immateriality of the effects of this in earlier years.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(3) Investments

A summary of short-term investments was as follows:

	June 30, 2009		June 30, 2008
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$334	$14	$548	$14

Held to Maturity Investments
Time deposits	$207	$207	$-	$-
	$541		$548

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized (losses) gains on trading securities were ($214), ($6) and $180 for fiscal 2009, 2008 and 2007, respectively.

(4) Fair Value Measurements

The Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) on July 1, 2008. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. The adoption of SFAS No. 157 did not have any impact on the Company’s consolidated financial statements.  SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

     Level 1 –   Quoted market prices in active markets for identical assets or liabilities;

     Level 2 –   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

     Level 3 –   Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2009, the Company had foreign currency contracts outstanding that had a notional amount of $36,424. Unrealized gains (losses) on hedging activities for the years ended June 30, 2009, 2008, and 2007, amounted to $715, $5, and ($20), respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at June 30, 2009:

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$2,442	-	$2,442

Investments:
Trading securities	$334	-	-	334
Time deposits	-	207	-	207

Foreign currency contracts-assets (1)	-	1,183	-	1,183
Foreign currency contracts-liabilities (2)	-	455	-	455

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of June 30, 2009.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(5)  Goodwill and Other Intangible Assets

Goodwill of $1,861 and $1,987 as of June 30, 2009 and June 30, 2008, respectively, relates to the Health Sciences segment and reporting unit.

Intangible assets subject to amortization as of June 30, 2009 and 2008 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2009

Customer relationships	$3,087	$2,426	$661
Product rights and related intangibles	96	24	72
Patent license	838	286	552
EPA registrations and related data	10,149	879	9,270
Non-compete agreements	257	257	-
	$14,427	$3,872	$10,555

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2008

Customer relationships	$3,468	$2,229	$1,239
Product rights and related intangibles	96	4	92
Patent license	838	209	629
EPA registrations and related data	2,733	384	2,349
Non-compete agreements	290	261	29
	$7,425	$3,087	$4,338

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of customer relationships, product rights and related intangibles, patent license, EPA registrations and related data and non-compete agreements are 7 years, 3 years, 11 years, 10 years and 5 years, respectively.

As of June 30, 2009 and June 30, 2008, the Company also had $963 and $1,083, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.

In fiscal 2009 and 2008, changes in goodwill and trademarks are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries. In fiscal 2009 and 2008, changes in the gross carrying value of customer relationships are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $1,042, $1,204 and $724 for the years ended June 30, 2009, 2008 and 2007, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2010 through June 30, 2015 are as follows:  2010: $1,597; 2011: $1,373; 2012: $1,136; 2013: $1,125; 2014: $1,125 and 2015 and thereafter: $4,199.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(6) Accrued Expenses

The components of accrued expenses as of June 30, 2009 and 2008 were as follows:

	2009	2008
Accrued compensation	$3,827	$4,399
Accrued environmental remediation costs-current portion	949	268
Accrued income taxes payable	1,789	5,248
Accrued product registrations and task force groups	3,888	-
Accrued value added tax	3,910	1,585
Other accrued expenses	6,376	8,448
	$20,739	$19,948

(7) Environmental Remediation

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of June 30, 2009 and 2008, a liability of $8,400 and $7,846, respectively, is included in the accompanying consolidated balance sheet for this matter. In accordance with EITF Issue 90-8, “Capitalization of Costs to Treat Environmental Contamination”, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay the Company $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company has recorded a gain of $550, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying consolidated balance sheet as of June 30, 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
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

(8) Financing Arrangements

The Company has a revolving credit agreement with a financial institution that expires June 30, 2010 and provides for available credit of $10,000.  Under the credit agreement, the Company may obtain credit through direct borrowings and letters of credit.  The obligations of the Company under the credit agreement are guaranteed by certain of the Company’s subsidiaries and are secured by 65% of the capital of certain non-domestic subsidiaries which the Company owns.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%, which was 1.81%, 3.96% and 6.82% at June 30, 2009, 2008 and 2007, respectively.  The credit agreement contains several financial covenants requiring, among other things, minimum levels of debt service and tangible net worth.  The Company is also subject to certain restrictive debt covenants including liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2009.

At June 30, 2009 and 2008, the Company had available lines of credit with foreign financial institutions totaling $20,330 and $22,844, respectively.  The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 1.06%, 3.21% and 6.07% at June 30, 2009, 2008 and 2007, respectively.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $185 in letters of credit leaving an unused facility of $30,145 at June 30, 2009.  At June 30, 2008 the Company had $663 in letters of credit leaving an unused facility of $32,181.

(9)  Stock Based Compensation Plans

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

In December 2008, the Company granted 222 options to employees at an exercise price of $8.62 per share.  These options vest over one year and will expire ten years from the date of grant.

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

All options granted were at exercise prices equal to the market value of the common stock on the date of grant.  As of June 30, 2009, there were 44 and 85 shares of common stock available for grant under the 2007 and 2002 Plans, respectively.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan).  In accordance with the 1998 Plan the Company’s Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants.  The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant.  The options vest as determined by the Board and expire no later than ten years from the date of grant.  Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant.  Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock.  The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board.  The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time.  The 1998 Plan expired in December 2008.  Outstanding options survive the expiration of the 1998 Plan.

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

The following summarizes the shares of common stock under options for all plans at June 30, 2009, 2008 and 2007, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2006	2,743	$7.62
Granted	65	8.25
Exercised	(38)	6.02
Forfeited (including cancelled options)	(70)	10.26
Balance at June 30, 2007	2,700	$7.58
Granted	239	8.05
Exercised	(16)	5.57
Forfeited (including cancelled options)	(44)	10.07
Balance at June 30, 2008	2,879	$7.59
Granted	222	8.62
Exercised	(170)	5.99
Forfeited (including cancelled options)	(28)	10.06
Balance at June 30, 2009	2,903	$7.74	$2,959
Options exercisable at June 30, 2009	2,682	$7.67	$2,959

The total intrinsic value of stock options exercised during the years ended June 30, 2009, 2008 and 2007 was approximately $695, $48 and $106, respectively.   At June 30, 2009, outstanding options had expiration dates ranging from December 2, 2009 to December 4, 2018.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2009, 2008 and 2007, restricted stock awarded and premium shares vested of 11, 15, and 15 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders’ equity by $86, $130 and $98, respectively.  The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $90, $92 and $114 in fiscal 2009, 2008 and 2007, respectively.  Additionally, non-cash compensation expense of $724, $540 and $329 was recorded in fiscal 2009, 2008 and 2007, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. As of June 30, 2009, the total unrecognized compensation cost related to option awards is $300, and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately five months.

The following summarizes the non-vested stock options at June 30, 2009 and the activity with respect to non-vested options for the year ended June 30, 2009:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2008	236	$3.01
Granted	222	3.26
Vested	(234)	3.01
Forfeited	(3)	3.10
Non-vested at June 30, 2009	221	$3.26

The per-share weighted-average fair value of stock options granted during 2009, 2008 and 2007 was $3.26, $3.01 and $3.96, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007

Expected life	5.6 years	5.6 years	5.5 years
Expected volatility	48.0%	46.0%	57.0%
Risk-free interest rate	2.42%	3.55%	4.43%
Dividend yield	2.32%	2.50%	1.86%

In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years. In accordance with SFAS No. 123(R), the Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, whereby the service inception date, which occurred in fiscal 2008, preceded the grant date, which was in fiscal 2009. Since these shares of restricted common stock and restricted stock units were issued in fiscal 2009, the Company recorded a liability as of June 30, 2008 for such awards.  These awards will vest in September 2009.  In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  In accordance with SFAS No. 123(R), compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards and units.   For the year ended June 30, 2009, the Company recorded non-cash stock-based compensation expense of approximately $746, which is included in selling, general and administrative expenses, for these shares of restricted common stock and restricted stock units, of which $246 of compensation expense related to retiree eligibility.   For the year ended June 30, 2008, the Company recorded non-cash stock-based compensation expense of approximately $325, which is included in selling, general and administrative expenses, for these shares of restricted common stock and restricted stock units, of which $186 of compensation expense related to retiree eligibility.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $839 at June 30, 2009 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 2.4 years.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

A summary of restricted stock awards including restricted stock units as of June 30, 2009, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	105	$8.05
Granted	164	8.59
Vested	(35)	8.05
Forfeited	(2)	8.05
Non-vested at June 30, 2009	232	$8.43

(10)  Interest and Other Income

Interest and other income during fiscal 2009, 2008 and 2007 was comprised of the following:

	2009	2008	2007
Dividends	$27	$58	$64
Interest	919	1,124	1,045
Net (loss) gain on investments	(214)	(8)	174
Foreign government subsidies received	7	37	152
Minority interest	(27)	(125)	(70)
Foreign currency gains (losses)	142	(42)	(770)
Miscellaneous	83	(87)	(63)
	$937	$957	$532

(11) Income Taxes

The components of income from continuing operations before the provision for income taxes are as follows:

	2009	2008	2007
Domestic operations	$622	$3,882	$2,988
Foreign operations	12,110	18,307	12,435
	$12,732	$22,189	$15,423

The components of the provision for income taxes are as follows:

	2009	2008	2007
Federal:
Current	$751	$1,167	$788
Deferred	(727)	128	208
State and local:
Current	122	201	270
Deferred	97	19	6
Foreign:
Current	3,039	5,216	2,461
Deferred	821	1,985	1,478
	$4,103	$8,716	$5,211

Income taxes payable, which is included in accrued expenses, was $1,789 and $5,248 at June 30, 2009 and 2008, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2009 and 2008 are presented below:

	2009	2008
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$457	$482
Accrued deferred compensation	2,228	1,984
Additional inventoried costs for tax purposes	194	204
Allowance for doubtful accounts receivable	266	143
Depreciation and amortization	37	15
Foreign tax credit carryforward	-	478
Domestic net operating loss carryforwards	220	245
Foreign net operating loss carryforwards	2,470	4,924
Total gross deferred tax assets	5,872	8,475
Valuation allowances	(1,011)	(1,534)
	4,861	6,941

Deferred tax liabilities:
Foreign deferred tax liabilities	(1,561)	(2,821)
Domestic deferred tax liabilities	(2)	-
Unrealized gain on investments	(89)	(250)
Goodwill	(182)	(168)
Installment gain on sale of assets	(398)	(608)
Other	(247)	(61)
Total gross deferred tax liabilities	(2,479)	(3,908)

Net deferred tax assets	$2,382	$3,033

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2009 and 2008:

	2009	2008
Current deferred tax assets, net	$1,579	$1,756
Non-current deferred tax assets, net	2,366	4,098
Current deferred tax liabilities	(1,072)	(1,070)
Non current deferred tax liabilities	(491)	(1,751)
Net deferred tax assets	$2,382	$3,033

The net change in the total valuation allowance for the year ended June 30, 2009 was a decrease of $523, which was primarily due to the utilization of a foreign tax credit carryover in fiscal 2009. The net change in the total valuation allowance for the year ended June 30, 2008 was a decrease of $968, which was primarily due to the disallowance of a tax deduction in Aceto France that had been fully reserved at June 30, 2007. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2009, the Company will need to generate future taxable income of approximately $5,400.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
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

Deferred taxes have not been provided on undistributed earnings of foreign subsidiaries amounting to approximately $80,200 at June 30, 2009 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments.  In June 2009, the Company repatriated $6,000 of earnings from certain foreign subsidiaries resulting in a tax charge of approximately $159. At this time, the Company does not expect any further repatriation of earnings from its foreign subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2009, 2008 and 2007 follows:

	2009	2008	2007
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income tax benefit	0.8	0.6	1.1
Increase in valuation allowance	0.0	0.0	0.4
Foreign tax rate differential	(2.8)	(2.2)	(2.1)
Change in foreign tax rate effect	-	6.4	-
Other	0.2	0.5	0.4
Effective tax rate	32.2%	39.3%	33.8%

At June 30, 2009, the Company had foreign net operating loss carryforwards of approximately $5,500 which are available to offset future foreign taxable income and which have no expiration date.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109”. FIN No. 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN No.  48 was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN No. 48 on July 1, 2007 and determined that the adoption of FIN No. 48 did not have a material impact on its consolidated financial statements. In addition, there are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $20 and $122 as of June 30, 2009 and June 30, 2008, respectively. The Company did not recognize interest and penalties during the year ended June 30, 2009. The Company recognized interest and penalties of $53 related to income taxes during the year ended June 30, 2008. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2006 (in the case of certain foreign tax returns, fiscal year 2004).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(12)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2009, 2008 and 2007 was as follows:

	2009	2008	2007
Interest	$108	$115	$167
Income taxes, net of refunds	$6,505	$3,127	$3,822

The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2009 , 2008, and 2007 of $3,226, $1,710 and $737, respectively, related to capitalized environmental remediation costs and property held for sale and $5,300 during the year ended June 30, 2009 related to the purchase of intangible assets.

(13) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,284, $1,237 and $1,209 in fiscal 2009, 2008 and 2007, respectively.

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

The accrued pension liability as of June 30, 2009 was $747.  The accrued pension liability recorded as of June 30, 2008 amounted to $933.  Net periodic pension costs, which consists principally of interest cost and service cost was $74 in fiscal 2009, $80 in fiscal 2008 and $73 in fiscal 2007.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 6.5%, 6.0% and 5.1% and a compensation increase rate of 0.7%, 4.0% and 3.2% were used in determining the actuarial present value of benefit obligations as of June 30, 2009, 2008 and 2007, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

As of June 30, 2009 and 2008, the Company recorded a liability under the Plans of $4,323 and $3,909 respectively, (included in long-term liabilities) and an asset (included in other assets) of $3,996 and $3,284, respectively, primarily representing the cash surrender value of policies owned by the Company.

(14) Financial Instruments

Derivative Financial Instruments

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

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $185 and $663 as of June 30, 2009 and 2008, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counter parties to these agreements.

Fair Value of Financial Instruments

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2009 and 2008 was not material.  The fair value of the Company’s notes receivable was based upon current rates offered for similar financial instruments to the Company.

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Vietnam, Greece, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. The Company as a policy does not require collateral from its customers.  At June 30, 2009 and 2008, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2009, 2008 or 2007.

During the fiscal years ended June 30, 2009, 2008 and 2007, approximately 70%, 67% and 65%, respectively, of the Company’s purchases came from Asia and approximately 17%, 19% and 21%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $67,481 and $37,074, respectively at June 30, 2009.  Net assets located in Europe and Asia approximated $45,919 and $34,307, respectively at June 30, 2008.

(15) Commitments and Contingencies

As of June 30, 2009, the Company has outstanding purchase obligations totaling $48,807 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of June 30, 2009 and 2008, a liability of $8,400 and $7,846, respectively, is included in the accompanying consolidated balance sheet for this matter.  In accordance with EITF Issue 90-8, “Capitalization of Costs to Treat Environmental Contamination”, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay the Company $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company has recorded a gain of $550, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying consolidated balance sheet as of June 30, 2009.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for three products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $6,300 over the next fiscal year, of which $3,888 has been accrued as of June 30, 2009.

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore expiring at various dates between September 2009 and October 2014.  In addition, a domestic subsidiary leases a manufacturing facility under an operating lease expiring December 2009.

At June 30, 2009, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2010	$1,720
2011	1,444
2012	396
2013	158
2014	140
Thereafter	172
$4,030

Total rental expense amounted to $1,805, $1,868 and $1,672 for fiscal 2009, 2008 and 2007, respectively.

(16) Related Party Transactions

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters.  During fiscal 2009, 2008 and 2007, the Company incurred legal fees of $350, $342 and $329, respectively, for services rendered to the Company by those law firms.  The Company believes that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

In November 2003, the Company formed a joint venture with Nufarm Americas, Inc. (Nufarm), a subsidiary of Australia-based Nufarm Limited.  Each company owns 50% of the joint venture, named S.R.F.A., LLC. In June 2004, Nufarm and the Company each loaned $1,000 to S.R.F.A., with those loans being evidenced by demand notes that bear interest at 3.0% per annum.  During fiscal 2005, S.R.F.A. repaid $500 of principal to each of Nufarm and the Company.  During fiscal 2009, S.R.F.A. repaid the remaining $500 of principal to each of Nufarm and the Company.  In July 2009, the Company purchased the remaining 50% of S.R.F.A for $250 and thus owns 100% of this entity in the first quarter of fiscal 2010.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(17) Other Recent Accounting Pronouncements

Emerging Issues Task Force (EITF) Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF No. 06-11) became effective in the first quarter of fiscal 2009.  EITF No. 06-11 requires that the tax benefit received on dividends associated with share-based awards that are charged to retained earnings should be recorded in additional paid-in-capital (APIC) and included in the APIC pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards.  The adoption of EITF No. 06-11 did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB approved the issuance of SFAS No. 141 (revised 2007) “Business Combinations” (SFAS No. 141R). SFAS No. 141R establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for SFAS No. 141R are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. SFAS No. 141R is effective for the Company beginning in the first quarter of fiscal 2010, which will change our accounting treatment for business combinations on a prospective basis.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities— An Amendment of FASB Statement No. 133” (SFAS No. 161). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 became effective in the third quarter of fiscal 2009. The adoption of SFAS No. 161 did not have a material impact on the Company’s consolidated financial statements.

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

In April 2009, the FASB issued FSP FAS No. 107-1 and Accounting Principles Board (APB) 28-1 “Interim Disclosures about Fair Value of Financial Instruments,” which requires disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28 “Interim Financial Reporting” to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim reporting periods ending after June 15, 2009. The FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As this FSP provides only disclosure requirements, the adoption of this standard will not have a material impact on the Company’s financial condition or operating results.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company adopted SFAS No. 165 during the fourth quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date and time the financial statements were issued on September 11, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (SFAS No. 168), and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. SFAS No. 168 will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will become effective in the first quarter of 2010 and as SFAS No. 168 was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial statements.

(18) Segment Information

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
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

The Company's chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2009
Net sales	$187,569	$116,906	$18,171	$322,646
Net gross profit	33,619	17,631	4,370	55,620

2008
Net sales	$211,481	$129,662	$18,448	$359,591
Net gross profit	44,612	18,782	3,911	67,305

2007
Net sales	$170,691	$123,299	$19,483	$313,473
Net gross profit	33,007	16,556	4,930	54,493

Net sales and gross profit by source country for the years ended June 30, 2009, 2008 and 2007 were as follows:

	Net Sales			Gross Profit
	2009	2008	2007	2009	2008	2007
United States	$185,223	$207,839	$184,391	$29,769	$33,785	$29,779
Germany	62,934	72,077	68,484	17,493	24,296	17,371
Netherlands	16,362	12,215	8,579	1,980	1,826	1,594
France	25,398	26,286	16,812	2,546	2,919	1,973
Asia-Pacific	32,729	41,174	35,207	3,832	4,479	3,776
Total	$322,646	$359,591	$313,473	$55,620	$67,305	$54,493

Sales generated from the United States to foreign countries amounted to $30,237, $44,844 and $35,540 for the fiscal years ended June 30, 2009, 2008 and 2007, respectively.

Long-lived assets by geographic region as of June 30, 2009 and June 30, 2008 were as follows were as follows:

	Long-lived assets
	2009	2008
United States	$11,445	$4,729
Europe	3,120	3,734
Asia-Pacific	3,063	3,252
Total	$17,628	$11,715

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2009, 2008 AND 2007
(in thousands, except per-share amounts)

(19)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2009 and 2008.

	For the quarter ended
Fiscal year ended June 30, 2009	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009 (1)
Net sales	$93,839	$74,215	$79,800	$74,792
Gross profit	18,937	11,745	13,255	11,683
Net income	4,551	1,092	1,935	1,051

Net income per diluted share	$0.18	$0.04	$0.08	$0.04

	For the quarter ended
Fiscal year ended June 30, 2008	September 30, 2007	December 31, 2007	March 31, 2008	June 30, 2008
Net sales	$79,528	$77,105	$98,255	$104,703
Gross profit	14,563	12,479	16,043	24,220
Net income	1,294	908	3,294	7,977

Net income per diluted share	$0.05	$0.04	$0.13	$0.32

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1) Includes gain related to partial reimbursement of past response costs. See Note 7, "Environmental Remediation".

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2009, 2008 and 2007 (dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2009
Allowance for doubtful accounts	$477	$528	-	$29	(a)	$976
Year ended June 30, 2008
Allowance for doubtful accounts	$491	$98	-	$112	(a)	$477
Year ended June 30, 2007
Allowance for doubtful accounts	$416	$132	-	$57	(a)	$491

(a)  Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By	/s/Leonard S. Schwartz
Leonard S. Schwartz
Chairman and Chief Executive Officer

Date: September 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Leonard S. Schwartz	Chairman and	09-11-09
Leonard S. Schwartz	Chief Executive Officer
(Principal Executive Officer)

/s/Douglas Roth	Secretary/Treasurer and	09-11-09
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/Stanley Fischer	Director	09-11-09
Stanley Fischer

/s/Robert Wiesen	Director	09-11-09
Robert Wiesen

/s/Albert L. Eilender	Director	09-11-09
Albert L. Eilender

/s/Hans C. Noetzli	Director	09-11-09
Hans C. Noetzli

/s/William Britton	Director	09-11-09
William Britton

/s/ Richard P. Randall	Director	09-11-09
Richard P. Randall

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (incorporated by reference to Exhibit 4(a)(iii) to Registration Statement No. 2-70623 on Form S-8 (S-8 2-70623)).

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

10.20	Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank dated June 26, 2007.

10.21	Aceto Corporation 2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.22*	Aceto Corporation Supplemental Executive Deferred Compensation Plan, Amended and Restated, effective December 8, 2008.

10.23
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Leonard S. Schwartz (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated March 27, 2009).

10.24	Employment Agreement, effective March 24, 2009, between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated March 27, 2009).

10.25
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Vincent Miata (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated March 27, 2009).

10.26
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K dated March 27, 2009).

10.27
Employment Agreement, effective March 24, 2009, between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K dated March 27, 2009).

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