Form 10-Q
period 2009-09-30
ACETO CORP
filed 2009-11-06
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
Commission file number 000-04217

ACETO CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1720520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hollow Lane, Lake Success, NY 11042
(Address of principal executive offices)

(516) 627-6000
(Registrant’s telephone number, including area code)

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

Yes ☐  No ☒

The Registrant has 24,779,196 shares of common stock outstanding as of November 2, 2009.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	September 30, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,732	$57,761
Investments	590	541
Trade receivables, less allowance for doubtful
accounts (September, $1,036; June, $976)	49,591	46,996
Other receivables	11,318	9,361
Inventory	54,333	54,402
Prepaid expenses and other current assets	1,430	1,006
Deferred income tax asset, net	1,601	1,579
Total current assets	169,595	171,646

Long-term notes receivable	1,000	1,000
Property and equipment, net	4,184	4,249
Property held for sale	3,752	3,752
Goodwill	1,901	1,861
Intangible assets, net	11,273	11,518
Deferred income tax asset, net	2,300	2,366
Other assets	9,313	9,072

TOTAL ASSETS	$203,318	$205,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,630	$25,126
Accrued expenses	18,871	20,739
Deferred income tax liability	1,072	1,072
Total current liabilities	42,573	46,937

Long-term liabilities	8,096	9,017
Environmental remediation liability	7,451	7,451
Deferred income tax liability	452	491
Total liabilities	58,572	63,896

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 24,779 and 24,771 shares outstanding at September 30, 2009 and June 30, 2009, respectively	256	256
Capital in excess of par value	57,041	56,767
Retained earnings	86,454	85,450
Treasury stock, at cost, 865 and 873 shares at September 30, 2009 and June 30, 2009, respectively	(8,355)	(8,430)
Accumulated other comprehensive income	9,350	7,525
Total shareholders’ equity	144,746	141,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$203,318	$205,464

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,
	2009	2008

Net sales	$70,609	$93,839
Cost of sales	58,793	74,902
Gross profit	11,816	18,937

Selling, general and administrative expenses	10,140	12,185
Operating income	1,676	6,752

Other (expense), income:
Interest expense	(51)	(9)
Interest and other income, net	8	369
	(43)	360

Income before income taxes	1,633	7,112
Provision for income taxes	630	2,561
Net income	$1,003	$4,551

Net income per common share	$0.04	$0.19
Diluted net income per common share	$0.04	$0.18

Weighted average shares outstanding:
Basic	24,592	24,369
Diluted	25,022	24,864

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Three Months Ended September 30,
	2009	2008
Operating activities:
Net income	$1,003	$4,551
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	612	438
Provision for doubtful accounts	-	296
Non-cash stock compensation	345	267
Deferred income taxes	5	950
Unrealized (gain) loss on trading securities	(49)	148
Changes in assets and liabilities:
Trade accounts receivable	(2,006)	3,722
Other receivables	(1,279)	(1,969)
Inventory	703	1,128
Prepaid expenses and other current assets	(404)	(163)
Other assets	(57)	138
Accounts payable	(2,734)	(12,091)
Other accrued expenses and liabilities	(3,088)	(453)
Net cash used in operating activities	(6,949)	(3,038)

Investing activities:
Purchase of noncontrolling interest	(460)	-
Payments received on notes receivable	13	366
Purchases of property and equipment, net	(130)	(233)
Purchases of investments	-	(10,924)
Purchase of intangible assets	(250)	-
Net cash used in investing activities	(827)	(10,791)

Financing activities:
Proceeds from exercise of stock options	-	176
Excess tax benefit on stock option exercises and restricted stock	-	19
Payment of note payable-related party	-	(500)
Borrowings of short-term bank loans	-	2,000
Net cash provided by financing activities	-	1,695

Effect of exchange rate changes on cash	747	(1,906)

Net decrease in cash	(7,029)	(14,040)
Cash at beginning of period	57,761	46,515
Cash at end of period	$50,732	$32,475

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (U.S. GAAP).  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2009.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current year presentation.

In accordance with U.S. GAAP, the Company has evaluated subsequent events through the date and time the financial statements were issued on November 6, 2009.

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,901 and $1,861 as of September 30, 2009 and June 30, 2009, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

In December 2008, the Company granted 222 options to employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Compensation expense of $724, as determined using the Black-Scholes option pricing model, will be charged over the vesting period for these options. In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and will expire ten years from the date of grant.  Total compensation expense related to stock options for the three months ended September 30, 2009 and 2008 was $176 and $174, respectively. As of September 30, 2009, the total unrecognized compensation cost related to option awards is $119.

In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  The Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, which vested in September 2009. In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units, which vests over three years.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligibility date, if earlier, for restricted stock awards. For the three months ended September 30, 2009 and September 30, 2008, the Company recorded stock-based compensation expense of approximately $156 and $76, respectively, related to restricted common stock and restricted stock units. As of September 30, 2009, the total unrecognized compensation cost related to restricted stock awards is $671.

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

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2009	2008

Weighted average shares outstanding	24,592	24,369
Dilutive effect of stock options and restricted stock awards and units	430	495
Diluted weighted average shares outstanding	25,022	24,864

There were 1,977 and 1,562 common equivalent shares outstanding as of September 30, 2009 and 2008, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2009 and 2008, respectively, because their effect would have been anti-dilutive

(5)  Comprehensive Income

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income (loss) were as follows:

	Three months ended September 30,
	2009	2008
Comprehensive income (loss):
Net income	$1,003	4,551
Foreign currency translation adjustment	1,825	(4,409)
Total	$2,828	$142

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three months ended September 30, 2009 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

 (6)  Commitments and Contingencies

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of September 30, 2009 and June 30, 2009, a liability of $8,400, is included in the accompanying condensed consolidated balance sheet for this matter.  In accordance with generally accepted accounting principles, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay the Company $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying condensed consolidated balance sheet as of September 30, 2009 and June 30, 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area. Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for four products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $8,600 through fiscal 2011, of which $4,813 and $3,888 has been accrued as of September 30, 2009 and June 30, 2009, respectively.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $27 and $185 as of September 30, 2009 and June 30, 2009, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

(7) Fair Value Measurements

In accordance with U.S. GAAP, the fair value hierarchy for instruments measured at fair value is distinguished between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

     Level 1 –   Quoted market prices in active markets for identical assets or liabilities;

     Level 2 –   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

     Level 3 –   Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2009, the Company had foreign currency contracts outstanding that had a notional amount of $30,285. Unrealized gains (losses) on hedging activities for the three months ended September 30, 2009 and 2008 was $589 and ($1), respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at September 30, 2009:

	Fair Value Measurements at September 30, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$1,039	-	$1,039

Investments:
Trading securities	$382	-	-	382
Time deposits	-	208	-	208

Foreign currency contracts-assets (1)	-	1,108	-	1,108
Foreign currency contracts-liabilities (2)	-	503	-	503

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2009.

	Fair Value Measurements at June 30, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$2,442	-	$2,442

Investments:
Trading securities	$334	-	-	334
Time deposits	-	207	-	207

Foreign currency contracts-assets (3)	-	1,183	-	1,183
Foreign currency contracts-liabilities (4)	-	455	-	455

(3)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.
(4)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of September 30, 2009.

The portion of FASB Accounting Standards Codification (ASC) 820-10 corresponding to the guidance in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157”  delayed the effective date of fair value measurements and disclosures under the remainder of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the our first quarter beginning July 1, 2009. These include goodwill and other non-amortizable intangible assets and long-lived assets. The effect of the July 1, 2009 end of the delay for any required fair value measurements of the Company’s non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both September 30, 2009 and June 30, 2009 was not material.  The fair value of the Company’s notes receivable was based upon current rates offered for similar financial instruments to the Company.

(8)  Other Recent Accounting Pronouncements

ASC 105-10 (SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”) establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. ASC 105-10 is the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. ASC 105-10 became effective in the first quarter of 2010 and as ASC 105-10 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

ASC 810-10 (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 was effective for the Company on July 1, 2009.  The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations since in July 2009, the Company purchased the remaining noncontrolling interest of S.R.F.A for $460, which represents the historical cost of the noncontrolling interest, and thus owns 100% of this entity.

ASC 805 (SFAS No. 141R “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. Because the majority of the provisions of ASC 805-10 are applicable to future transactions, the adoption did not have a material impact on the Company’s consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

ASC 260-10 (FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with U.S. GAAP. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 825-10-50 (FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) requires disclosures about fair value of financial instruments for interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As the guidance provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial condition or operating results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167, which has not yet been incorporated into the ASC), which changes the consolidation model for variable interest entities (VIEs). SFAS No. 167 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, which for us is fiscal 2011. We are currently evaluating the impact of SFAS No. 167 on our results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our second quarter beginning October 1, 2009. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-05 will have on our results of operations and financial position.

(9)  Segment Information

The Company’s business is organized along product lines into three principal segments: Health Sciences, Chemicals & Colorants and Crop Protection.

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

The Company’s chief operating decision maker evaluates performance of the segments based on net sales and gross profit. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three Months Ended September 30, 2009 and 2008:
	Health Sciences	Chemicals & Colorants	Crop Protection	Consolidated Totals
2009
Net sales	$39,340	$27,832	$3,437	$70,609
Gross profit	6,697	4,686	433	11,816

2008
Net sales	$56,609	$33,742	$3,488	$93,839
Gross profit	13,378	4,810	749	18,937

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2009 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2009 and 2008, and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2009.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 11, 2009, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO SEIDMAN, LLP

Melville, New York
November 6, 2009

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

Executive Summary

Although there appears to be signs of stabilization, our first quarter results continue to be impacted by the challenging economic environment that we operate in.  According to a September 16, 2009 Federal Reserve statistical release, domestic manufacturing output was down 12.2% from its year-earlier level, a slight increase from the more than 15% year over year decline that we saw in a previous statistical release in June 2009.

We are reporting net sales of $70,609 for the three months ended September 30, 2009, which represents a 24.8% decrease from the $93,839 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2009 was $11,816 and our gross margin was 16.7% as compared to gross profit of $18,937 and gross margin of 20.2% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the three months ended September 30, 2009 declined 16.8%, when compared to $12,185 we reported in the prior period.  Our net income decreased to $1,003, or $0.04 per diluted share, compared to $4,551, or $0.18 per diluted share in the prior period.

Our financial position as of September 30, 2009 remains strong, as we had cash and cash equivalents and short-term investments of $51,322, working capital of $127,022, no long-term debt and shareholders’ equity of $144,746.

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

According to an IMS Health press release on October 7, 2009, while market growth is expected to remain at historically low levels, the value of the global pharmaceutical market is expected to grow 4% - 6% in 2010, exceeding $825 billion, driven by stronger near-term growth in the U.S. market. The forecast predicts that global pharmaceutical market sales will grow at a 4% - 7% compound annual growth rate through 2013.

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

According to the Federal Reserve statistical release described above, the production index for durable goods, although still down year over year, improved slightly from contracting at an annual rate of more than 30% for the quarter ended March 31, 2009 to contracting at an annual rate of slightly more than 7% for the June 30, 2009 quarter.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe.  In a National Agricultural Statistics Services release dated June 30, 2009, the total crop acreage planted in 2009 decreased by 1.2% to almost 321 million acres.  The number of peanut acres planted in 2009 was down sharply; almost 30% from 2008 levels, and sugar cane acreage was down 1.6% from 2008.

In fiscal 2009, we continued to add products to our Crop Protection portfolio when we received EPA registrations for Halosulfuron and Glyphosate. Glyphosate is the largest selling herbicide for both crop and non crop use sold in the United States.  We plan to begin selling Glyphosate for the 2010 growing season. In addition, we have two other products that we have already filed with the EPA for registrations and several other products that we plan to file for registrations with the EPA in fiscal 2010. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2009 and 2008.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2009, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions relating to critical accounting estimates and policies that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2009, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

	Net Sales by Segment Three months ended September 30,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$39,340	55.7%	$56,609	60.3%	$(17,269)	(30.5%)
Chemicals & Colorants	27,832	39.4	33,742	36.0%	(5,910)	(17.5%)
Crop Protection	3,437	4.9	3,488	3.7%	(51)	(1.5%)

Net sales	$70,609	100.0%	$93,839	100.0%	$(23,230)	(24.8%)

	Gross Profit by Segment Three months ended September 30,

	2009		2008		Comparison 2009 Over/(Under) 2008
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$6,697	17.0%	$13,378	23.6%	$(6,681)	(49.9%)
Chemicals & Colorants	4,686	16.8	4,810	14.3%	(124)	(2.6)
Crop Protection	433	12.6	749	21.5%	(316)	(42.2)

Gross Profit	$11,816	16.7%	$18,937	20.2%	$(7,121)	(37.6%)

Net Sales

Net sales decreased $23,230, or 24.8%, to $70,609 for the three months ended September 30, 2009, compared with $93,839 for the prior period.  We reported sales decreases in each of our business segments as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $17,269 for the three months ended September 30, 2009, to $39,340, which represents a 30.5% decrease from net sales of $56,609 for the prior period.  This decrease is due to various factors including decreased sales from our foreign operations of $10,315, specifically our German and Singapore operations, due primarily to certain customers controlling inventory spending due to the economic recession. Sales in our domestic generics product group decreased by $5,517 due primarily to a decrease in reorders of existing products and overall competitive market pressures including a general push by governments to lower health care costs both in the U.S. and overseas. In addition, as previously mentioned, the market growth for global pharmaceutical sales is expected to remain at historical low levels.  We expect this difficult market to continue throughout fiscal 2010.

Chemicals & Colorants

Net sales for the Chemicals & Colorants segment were $27,832 for the three months ended September 30, 2009, a decrease of $5,910 from net sales of $33,742 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets, including the automotive and housing markets, and is directly impacted by the overall difficult market conditions we are facing which resulted in our sales in the Chemicals and Colorants segment declining 17.5% from the prior period. The decrease in sales from this segment is attributable to a decline in sales of $1,027 in chemicals used in aroma products, $1,539 in chemicals used to produce surface coatings, and $2,881 of dye, pigment and other intermediates.  Sales of Chemicals and Colorants from our foreign operations also declined by $817 due to reduced demand.

Crop Protection

Net sales for the Crop Protection segment remained relatively flat at $3,437 for the three months ended September 30, 2009, when compared to net sales of $3,488 for the prior period.

Gross Profit

Gross profit decreased to $11,816 (16.7% of net sales) for the three months ended September 30, 2009, as compared to $18,937 (20.2% of net sales) for the prior period.

Health Sciences

Gross profit for the three months ended September 30, 2009 decreased by $6,681, or 49.9%, over the prior period. The gross margin declined to 17.0% for the three months ended September 30, 2009 compared to 23.6% for the prior period.  The decrease in gross profit was attributable to the overall decline in sales volume.  The decrease in gross margin primarily related to unfavorable product mix on both our domestic generics product group, as well as on our Health Sciences products sold by our foreign operations, specifically Germany and Singapore. Gross profit for our domestic generics product group declined by $1,254 due to the reduction of reorders of existing products that generally yield a more favorable gross margin. Our foreign operations experienced a drop in gross profit of $4,928 over the prior period.

Chemicals & Colorants

Chemicals and Colorants’ gross profit of $4,686 for the three months ended September 30, 2009 was $124 or 2.6% lower than the prior period.  The gross margin at 16.8% for the three months ended September 30, 2009 was higher than the prior period’s gross margin of 14.3%.   The decrease in the gross profit is due to primarily sales volume decline in our domestic operations, offset by higher margin experienced on sales of Chemicals and Colorants sold by our foreign operations.

Crop Protection

Gross profit for the Crop Protection segment decreased to $433 for the three months ended September 30, 2009, versus $749 for the prior period, a decrease of $316 or 42.2%.  Gross margin for the quarter also decreased to 12.6% compared to the prior period gross margin of 21.5%. The decrease in the gross profit and gross margin percentage is primarily attributable to increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products.

Selling, General and Administrative Expenses

SG&A decreased $2,045 or 16.8%, to $10,140 for the three months ended September 30, 2009 compared to $12,185 for the prior period.  As a percentage of sales, SG&A increased to 14.4% for the three months ended September 30, 2009 versus 13.0% for the prior period. The decrease in SG&A relates primarily to a decline of $804 in personnel related costs due predominantly to decreased accrued bonus expense as a result of decreased profitability. SG&A also decreased due to a $280 drop in sales and marketing expenses, which is directly related to the decline in sales for the first quarter of fiscal 2010 and a $296 decrease in bad debt expense due to additional reserves recorded in the prior period, where there was no comparable amount in the current period. In addition, in the prior period, we had $271 in research and development expenses (“R&D”) with no comparable amount in the three months ended September 30, 2009 due to the abandonment in fiscal 2009 of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

For the three months ended September 30, 2009, operating income was $1,676 compared to $6,752 in the prior period, a decrease of $5,076 or 75.2%.  This decrease was due to the overall decrease in gross profit of $7,121 offset by the $2,045 decrease in SG&A.

Interest and Other Income, Net

Interest and other income, net was $8 for the three months ended September 30, 2009, which represents a decrease of $361 over the $369 in the prior period mainly due to an increase in foreign exchange losses.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2009 increased to 38.6%, from 36.0% for the prior period.  The increase in the effective tax rate was primarily due to tax charges related to the reorganization of our Shanghai operations.

Liquidity and Capital Resources

Cash Flows

At September 30, 2009, we had $50,732 in cash and cash equivalents, of which $29,308 was outside the United States, $590 in short-term investments and no outstanding bank loans.  Working capital was $127,022 at September 30, 2009 versus $124,709 at June 30, 2009.  The $29,308 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2009 decreased $7,029 from the amount at June 30, 2009.  Operating activities for the three months ended September 30, 2009 used cash of $6,949, for this period, as compared to cash used in operations of $3,038 for the comparable 2008 period. The $6,949 was comprised of $1,003 in net income and $913 derived from adjustments for non-cash items less a net $8,865 decrease from changes in operating assets and liabilities. The non-cash items included $612 in depreciation and amortization expense and $345 in non-cash stock compensation expense. Trade accounts receivable increased $2,006 during the three months ended September 30, 2009, due to an increase in days sales outstanding, from June 30, 2009. Accounts payable decreased by approximately $2,734 due primarily to the Company accelerating payments for inventory purchases from Nufarm during its acquisition of the remaining noncontrolling interest of S.R.F.A. In addition, we have experienced a reduction of inventories in both our domestic Health Sciences and Crop Protection segments as a result of the Company carrying less inventory due to the current market conditions of the economy and thus have been able to make more timely payments on our inventory purchases. Other accrued expenses and liabilities decreased $3,088 during the three months ended September 30, 2009, due primarily to a decrease in accrued compensation as performance payments were made in September 2009 and a decline in accrued income tax payable, due to the timing of income tax payments partially offset by an increase in accrued expenses related to an increase in Value Added Tax (VAT) for our foreign subsidiaries. Other receivables increased $1,279 due to an increase in VAT taxes receivables in our European subsidiaries and increased receivables related to an advance payment to a supplier.  We do not anticipate any significant impact on our liquidity and capital resources to fund ongoing operating expenditures and the continuation of semi-annual cash dividends for the next twelve months due to the decline in our cash position. Our cash position at September 30, 2008 decreased $14,040 from the amount at June 30, 2008.  Operating activities for the three months ended September 30, 2008 used cash of $3,038, for this period, as compared to cash provided by operations of $4,007 for the comparable 2007 period. The $3,038 was comprised of $4,551 in net income and $2,099 derived from adjustments for non-cash items less a net $9,688 decrease from changes in operating assets and liabilities. The primary reason for the increase in cash used during the three months ended September 30, 2008 relates to the timing of payments of accounts payable for inventory purchases.

Investing activities for the three months ended September 30, 2009 used cash of $827 primarily related to purchases of noncontrolling interest, property and equipment and intangible assets, offset by payments received on notes receivable.  Investing activities for the three months ended September 30, 2008 used cash of $10,791 primarily related to purchases of investments.

There were no financing activities for the three months ended September 30, 2009. Financing activities for the three months ended September 30, 2008 provided cash of $1,695 primarily due to $2,000 in borrowings from short-term bank loans and proceeds from the exercise of stock options of $176, offset in part, by a $500 payment of a note payable.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $21,112, as of September 30, 2009.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At September 30, 2009, we had utilized $27 in letters of credit leaving $9,973 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at September 30, 2009.

Working Capital Outlook

Working capital was $127,022 at September 30, 2009 versus $124,709 at June 30, 2009.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $8,600 through fiscal 2011.   It also may be beneficial to us to make advance inventory purchases of Glyphosate, which could be substantial in fiscal 2010. In addition, the lease for our general headquarters and sales office expires in April 2011. The Company is contemplating a buy versus lease decision with regards to a new building. If we were to purchase a new facility, the amount expended in the next fiscal year could approximate $5,000. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We are currently looking into obtaining additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

The portion of FASB Accounting Standards Codification (ASC) 820-10 corresponding to the guidance in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of fair value measurements and disclosures under the remainder of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the our first quarter beginning July 1, 2009. These include goodwill and other non-amortizable intangible assets and long-lived assets. The effect of the July 1, 2009 end of the delay for any required fair value measurements of the Company’s non-financial assets and liabilities did not have a significant impact on our consolidated financial statements.

ASC 105-10 (SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162”) establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. ASC 105-10 is the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. ASC 105-10 became effective in the first quarter of 2010 and as ASC 105-10 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

ASC 810-10 (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 was effective for the Company on July 1, 2009.  The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations since in July 2009, the Company purchased the remaining noncontrolling interest of S.R.F.A for $460, which represents the historical cost of the noncontrolling interest, and thus owns 100% of this entity.

ASC 805 (SFAS No. 141R “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. Because the majority of the provisions of ASC 805-10 are applicable to future transactions, the adoption did not have a material impact on the Company’s consolidated financial statements.

ASC 260-10 (FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with U.S. GAAP. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 825-10-50 (FSP FAS No. 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments”) requires disclosures about fair value of financial instruments for interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As the guidance provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial condition or operating results.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167, which has not yet been incorporated into the ASC), which changes the consolidation model for variable interest entities (VIEs). SFAS No. 167 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. SFAS No. 167 is effective for fiscal years beginning after November 15, 2009, which for us is fiscal 2011. We are currently evaluating the impact of SFAS 167 on our results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. ASU 2009-05 is effective for reporting periods beginning after August 28, 2009, which means that it will be effective for our second quarter beginning October 1, 2009. We are in the process of evaluating this update and therefore have not yet determined the impact that adoption of ASU 2009-05 will have on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $590 at September 30, 2009. Those short-term investments consisted of time deposits and corporate equity securities. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk. If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $38 as of September 30, 2009. Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2009, we had foreign currency contracts outstanding that had a notional amount of $30,285. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2009, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On September 30, 2009, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese.  The potential loss as of September 30, 2009, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,282.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our president and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I – “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2009 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2009 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE	November 6, 2009	BY /s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE	November 6, 2009	BY /s/ Vincent Miata
Vincent Miata, President
(Principal Executive Officer)