Form 10-Q
period 2009-12-31
ACETO CORP
filed 2010-02-05
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
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

Yes ☐  No ☒

The Registrant had 25,284,907 shares of common stock outstanding as of February 2, 2010.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2009

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	December 31, 2009	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,971	$57,761
Investments	615	541
Trade receivables, less allowance for doubtful
accounts (December $986; June, $976)	47,473	46,996
Other receivables	11,785	9,361
Inventory	69,776	54,402
Prepaid expenses and other current assets	2,970	1,006
Deferred income tax asset, net	1,652	1,579
Total current assets	181,242	171,646

Long-term notes receivable	1,000	1,000
Property and equipment, net	4,086	4,249
Property held for sale	3,752	3,752
Goodwill	1,882	1,861
Intangible assets, net	10,841	11,518
Deferred income tax asset, net	2,919	2,366
Other assets	9,323	9,072

TOTAL ASSETS	$215,045	$205,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34,432	$25,126
Accrued expenses	23,062	20,739
Deferred income tax liability	1,071	1,072
Total current liabilities	58,565	46,937

Long-term liabilities	7,762	9,017
Environmental remediation liability	7,451	7,451
Deferred income tax liability	517	491
Total liabilities	74,295	63,896

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 25,284 and 24,771 shares outstanding at December 31, 2009 and June 30, 2009, respectively	256	256
Capital in excess of par value	54,037	56,767
Retained earnings	81,423	85,450
Treasury stock, at cost, 360 and 873 shares at December 31, 2009 and June 30, 2009, respectively	(3,480)	(8,430)
Accumulated other comprehensive income	8,514	7,525
Total shareholders’ equity	140,750	141,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$215,045	$205,464

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per-share amounts)

	Six Months Ended December 31,
	2009	2008

Net sales	$141,519	$168,054
Cost of sales	118,923	137,372
Gross profit	22,596	30,682

Selling, general and administrative expenses	24,380	22,616
Operating (loss) income	(1,784)	8,066

Other (expense) income:
Interest expense	(86)	(62)
Interest and other (expense) income, net	(126)	728
	(212)	666

(Loss) income before income taxes	(1,996)	8,732
Income tax (benefit) provision	(498)	3,089
Net (loss) income	$(1,498)	$5,643

Net (loss) income per common share	$(0.06)	$0.23
Diluted net (loss) income per common share	$(0.06)	$0.23

Weighted average shares outstanding:
Basic	24,719	24,402
Diluted	24,719	24,940

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited and in thousands, except per-share amounts)

	Three Months Ended December 31,
	2009	2008

Net sales	$70,910	$74,215
Cost of sales	60,130	62,470
Gross profit	10,780	11,745

Selling, general and administrative expenses	14,240	10,431
Operating (loss) income	(3,460)	1,314

Other (expense) income:
Interest expense	(35)	(53)
Interest and other (expense) income, net	(134)	359
	(169)	306

(Loss) income before income taxes	(3,629)	1,620
Income tax (benefit) provision	(1,128)	528
Net (loss) income	$(2,501)	$1,092

Net (loss) income per common share	$(0.10)	$0.04
Diluted net (loss) income per common share	$(0.10)	$0.04

Weighted average shares outstanding:
Basic	24,848	24,435
Diluted	24,848	25,015

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six Months Ended December 31,
	2009	2008
Operating activities:
Net (loss) income	($1,498)	$5,643
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	1,227	849
Provision for doubtful accounts	8	520
Non-cash stock compensation	690	819
Non-cash inventory write-down	859	-
Deferred income taxes	(604)	965
Unrealized (gain) loss on trading securities	(67)	195
Changes in assets and liabilities:
Trade accounts receivable	(147)	5,867
Other receivables	(2,113)	(3,154)
Inventory	(15,943)	(8,232)
Prepaid expenses and other current assets	(1,955)	(454)
Other assets	(238)	(81)
Accounts payable	9,165	(10,406)
Other accrued expenses and liabilities	125	(1,027)
Net cash used in operating activities	(10,491)	(8,496)

Investing activities:
Purchase of noncontrolling interest	(460)	-
Payments received on notes receivable	602	404
Purchases of property and equipment, net	(239)	(292)
Purchases of investments	-	(10,243)
Payments for intangible assets	(2,154)	-
Net cash used in investing activities	(2,251)	(10,131)

Financing activities:
Proceeds from exercise of stock options	1,178	755
Excess tax benefit on stock option exercises and restricted stock	351	145
Payment of note payable-related party	-	(500)
Borrowings of short-term bank loans	-	-
Net cash provided by financing activities	1,529	400

Effect of exchange rate changes on cash	423	(2,784)

Net decrease in cash	(10,790)	(21,011)
Cash at beginning of period	57,761	46,515
Cash at end of period	$46,971	$25,504

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2009 and December 31, 2008 of $2,529 and $2,473, respectively, related to dividends declared but not paid.

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

In accordance with U.S. GAAP, the Company has evaluated subsequent events through the date and time the financial statements were issued on February 5, 2010.

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,882 and $1,861 as of December 31, 2009 and June 30, 2009, relates to the Health Sciences Segment.

Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

In December 2008, the Company granted 222 options to employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the six months ended December 31, 2009 and 2008 was $363 and $365, respectively and $187 and $191 for the three months ended December 31, 2009 and 2008, respectively.

In December 2009, the Company granted 51 shares of restricted common stock to its non-employee directors, which vest over one year.  In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  The Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, which vested in September 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligibility date, if earlier, for restricted stock awards.   For the three and six months ended December 31, 2009, the Company recorded stock-based compensation expense of approximately $149 and $305, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2008, the Company recorded stock-based compensation expense of approximately $345 and $421, respectively, related to restricted common stock and restricted stock units. As of December 31, 2009, the total unrecognized compensation cost related to restricted stock awards is $767.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On December 10, 2009, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share which was paid on January 15, 2010 to shareholders of record on December 24, 2009.  The amount paid for the cash dividend of $2,529 was included in accrued expenses at December 31, 2009.

(5)  Net (Loss) Income Per Common Share

Basic (loss) income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted (loss) income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2009	2008	2009	2008

Weighted average shares outstanding	24,719	24,402	24,848	24,435
Dilutive effect of stock options and restricted stock awards and units	-	538	-	580

Diluted weighted average shares outstanding	24,719	24,940	24,848	25,015

The effect of approximately 262 common equivalent shares for the three months ended December 31, 2009 were excluded from the diluted weighted average shares outstanding due to a net loss for the period. There were 1,830 and 1,471 common equivalent shares outstanding as of December 31, 2009 and 2008, respectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.  There were 1,682 and 1,380 common equivalent shares outstanding as of December 31, 2009 and 2008, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2009 and 2008, respectively, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(6)  Comprehensive (Loss) Income

Comprehensive (loss) income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive (loss) income were as follows:

	Six months ended December 31,		Three months ended December 31,
	2009	2008	2009	2008
Comprehensive (loss) income:
Net (loss) income	$(1,498)	$5,643	$(2,501)	$1,092
Foreign currency translation adjustment	989	(5,459)	(836)	(1,050)
Total	$(509)	$184	$(3,337)	$42

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and six months ended December 31, 2009 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

 (7)  Commitments, Contingencies and Other Matters

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of December 31, 2009 and June 30, 2009, a liability of $8,400, is included in the accompanying condensed consolidated balance sheet for this matter.  In accordance with generally accepted accounting principles, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay the Company $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying condensed consolidated balance sheet as of December 31, 2009 and June 30, 2009.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $6,700 through fiscal 2011, of which $3,236 and $5,300 has been accrued as of December 31, 2009 and June 30, 2009, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

During the second quarter ended December 31, 2009, the Company recorded approximately $2,587 of one-time costs associated with the separation of its former Chairman of the Board of Directors and CEO, principally for salary and other related compensation, as specified in his severance agreement, including a charge of $68 for stock-based compensation expense related to the modification of certain stock options. The modification of the stock options was recorded as an increase to capital in excess of par value. As of December, 31, 2009, approximately $1,227 has been paid and approximately $1,292 remains accrued related to the separation of the Company’s former Chairman and CEO, which is required to be paid through the third quarter of fiscal 2012.  In addition, the Company completed a rationalization review of both SG&A and certain inventory by product line and has recorded charges of approximately $2,074 in the second quarter of fiscal 2010. The $2,074 consists of $1,215 one-time charge for personnel related costs in conjunction with its cost reduction efforts and an $859 non-cash charge, included in cost of sales, relating to the write-down of certain Health Sciences and Specialty Chemicals inventories to its estimated net realizable value. The entire $1,215 for personnel-related costs is accrued as of December 31, 2009 and is anticipated to be paid through June 30, 2011.

Commercial letters of credit are issued by the Company in the ordinary course of business through major domestic banks as requested by certain suppliers.  The Company had open letters of credit of approximately $21 and $185 as of December 31, 2009 and June 30, 2009, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At December 31, 2009, the Company had foreign currency contracts outstanding that had a notional amount of $29,423. Unrealized gains on hedging activities for the six months ended December 31, 2009 and 2008 was $72 and $173, respectively, and are included in interest and other (expense) income, net, in the condensed consolidated statements of operations. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at December 31, 2009:

	Fair Value Measurements at December 31, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,307	-	$6,307

Investments:
Trading securities	$401	-	-	401
Time deposits	-	214	-	214

Foreign currency contracts-assets (1)	-	170	-	170
Foreign currency contracts-liabilities (2)	-	99	-	99

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2009.

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$2,442	-	$2,442

Investments:
Trading securities	$334	-	-	334
Time deposits	-	207	-	207

Foreign currency contracts-assets (3)	-	1,183	-	1,183
Foreign currency contracts-liabilities (4)	-	455	-	455

(3)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.
(4)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of December 31, 2009 and June 30, 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The portion of FASB Accounting Standards Codification (ASC) 820-10 corresponding to the guidance in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of fair value measurements and disclosures under the remainder of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter beginning July 1, 2009. These include goodwill and other non-amortizable intangible assets and long-lived assets. The end of the delay for any required fair value measurements of the Company’s non-financial assets and liabilities until July 1, 2009, did not have a significant impact on its consolidated financial statements.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both December 31, 2009 and June 30, 2009 was not material.  The fair value of the Company’s notes receivable was based upon current rates offered for similar financial instruments to the Company.

(9)  Other Recent Accounting Pronouncements

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

ASC 810-10 (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 was effective for the Company on July 1, 2009.  The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations since in July 2009, the Company purchased the remaining noncontrolling interest of S.R.F.A. for $460, which represents the historical cost of the noncontrolling interest, and thus owns 100% of this entity.

ASC 805 (SFAS No. 141R, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. Because the majority of the provisions of ASC 805-10 are applicable to future transactions, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

ASC 825-10-50 (FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) requires disclosures about fair value of financial instruments for interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As the guidance provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial condition or operating results.

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, which for Aceto is fiscal 2011. The Company is currently evaluating the impact of ASC 810-10 on its results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. The adoption of ASU 2009-05 on October 1, 2009 did not have any impact on the Company’s consolidated financial statements.

(10)  Segment Information

The Company’s business is organized along product lines into three principal segments: Health Sciences, Specialty Chemicals and Crop Protection.

Health Sciences – includes APIs, pharmaceutical intermediates, nutraceuticals and biopharmaceuticals.

Specialty Chemicals - includes a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals. The Company changed the name of this segment from Chemicals and Colorants to Specialty Chemicals in 2010 to more accurately reflect the scope of its business activities.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)
Six Months Ended December 31, 2009 and 2008:
	Health Sciences	Specialty Chemicals	Crop Protection	Consolidated Totals
2009
Net sales	$83,476	$51,371	$6,672	$141,519
Gross profit	13,819	7,997	780	22,596

2008
Net sales	$99,314	$61,826	$6,914	$168,054
Gross profit	20,543	8,700	1,439	30,682

Three Months Ended December 31, 2009 and 2008:
	Health Sciences	Specialty Chemicals	Crop Protection	Consolidated Totals
2009
Net sales	$44,136	$23,539	$3,235	$70,910
Gross profit	7,122	3,311	347	10,780

2008
Net sales	$42,705	$28,084	$3,426	$74,215
Gross profit	7,165	3,890	690	11,745

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2009 and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2009 and 2008, and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2009 and 2008 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2009.  These interim financial statements are the responsibility of the Company’s management.

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
February 5, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, continued successful integration of acquisitions, receipt of regulatory approvals, risks of entering into new European markets, economic and political conditions in the United States and abroad, our ability to continue strong cost controls, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other filings.  Copies of these filings are available at www.sec.gov.

Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate.  Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements.  We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Executive Summary

While there continue to be early signs of economic stabilization, our second quarter results continue to be impacted by the challenging economic environment that we operate in.  According to a January 15, 2010 Federal Reserve statistical release, domestic manufacturing output was down 1.9 % from its year earlier level.

We are reporting net sales of $141,519 for the six months ended December 31, 2009, which represents a 15.8% decrease from the $168,054 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2009 was $22,596 and our gross margin was 16.0% as compared to gross profit of $30,682 and gross margin of 18.3% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the six months ended December 31, 2009 increased 7.8%, when compared to $22,616 we reported in the prior period.  We had a net loss of $1,498 or ($0.06) per diluted share, compared to net income of $5,643, or $0.23 per diluted share in the prior period.  The primary reason for the net loss is due to approximately $2,587 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which were recorded in the three months ended December 31, 2009. In addition, the Company completed an SG&A rationalization review and review of its inventory by product line and has recorded one-time charges of approximately $2,074 in the second quarter of fiscal 2010.

Our financial position as of December 31, 2009 remains strong, as we had cash and cash equivalents and short-term investments of $47,586, working capital of $122,677, no long-term debt and shareholders’ equity of $140,750.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection.

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

The Specialty Chemicals segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments.

According to the Federal Reserve statistical release described above, the production index for durable consumer goods, which has an impact on the Specialty Chemicals segment, was down 3.8% for the fourth quarter of calendar 2009 when compared to the comparable prior period.

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

In fiscal 2009, we continued to add products to our Crop Protection portfolio when we received EPA registrations for Halosulfuron and Glyphosate. Glyphosate is the largest selling herbicide for both crop and non crop use sold in the United States.  We plan to begin selling Glyphosate for the 2010 growing season. In addition, we have four other products that we plan to file for registrations with the EPA in fiscal years 2010 and 2011. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and we are marketing this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently the largest buyer of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A section, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of operations, which present the results of our operations for the three and six months ended December 31, 2009 and 2008.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of operations.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

	Net Sales by Segment Six months ended December 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$83,476	59.0%	$99,314	59.1%	$(15,838)	(15.9%)
Specialty Chemicals	51,371	36.3	61,826	36.8	(10,455)	(16.9)
Crop Protection	6,672	4.7	6,914	4.1	(242)	(3.5)

Net sales	$141,519	100.0%	$168,054	100.0%	$(26,535)	( 15.8%)

	Gross Profit by Segment Six months ended December 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$13,819	16.6%	$20,543	20.7%	$(6,724)	(32.7%)
Specialty Chemicals	7,997	15.6	8,700	14.1	(703)	(8.1)
Crop Protection	780	11.7	1,439	20.8	(659)	(45.8)

Gross Profit	$22,596	16.0%	$30,682	18.3%	$(8,086)	(26.4%)

Net Sales

Net sales decreased $26,535, or 15.8%, to $141,519 for the six months ended December 31, 2009, compared with $168,054 for the prior period.  We reported sales decreases in each of our business segments as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $15,838 for the six months ended December 31, 2009, to $83,476, which represents a 15.9% decrease from net sales of $99,314 for the prior period.  This decrease is due to various factors, including decreased sales from our foreign operations of $9,521, specifically our Asian operations, due primarily to weak demand from certain customers. Sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products, declined by $2,731.  Sales in our domestic generics product group decreased by $3,839, due primarily to a decrease in reorders of existing products and overall competitive market pressures, including a general push by governments to lower health care costs both in the U.S. and overseas. In addition, as previously mentioned, the market growth for global pharmaceutical sales is expected to remain at historical low levels.  We expect this difficult market to continue throughout fiscal 2010.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $51,371 for the six months ended December 31, 2009, a decrease of $10,455 from net sales of $61,826 for the prior period.  Our Specialty Chemicals business is diverse in terms of products, customers and consuming markets, including the automotive and housing markets, and is directly impacted by the overall difficult market conditions we are facing which resulted in our sales in the Specialty Chemicals segment declining 16.9% from the prior period. The decrease in sales from this segment is attributable to a decline in sales of $1,048 in chemicals used in aroma products, $3,852 in chemicals used to produce surface coatings, and $3,635 of agricultural dye, pigment and other intermediates. In addition, the prior period also included a rise in prices in the chemical industry related to increased demand for chemical products in China, as a direct result of the supplier interruption in China due to the summer Olympics in August 2008. Aceto was able to carry more stock in anticipation of the closing of certain factories in China due to the Olympics.  Leading up to the Olympics, our customers were willing to pay increased prices to ensure that they had enough raw materials to finish calendar year 2008 and continued to pay those purchase commitments which were at higher prices. Once the Olympics were over and the purchase commitments ended, both demand and sales prices dropped.  In addition, we experienced a decrease in sales of specialty chemicals from our foreign operations of $636.

Crop Protection

Net sales for the Crop Protection segment remained relatively flat at $6,672 for the six months ended December 31, 2009, when compared to net sales of $6,914 for the prior period.

Gross Profit

Gross profit decreased to $22,596 (16.0% of net sales) for the six months ended December 31, 2009, as compared to $30,682 (18.3% of net sales) for the prior period.  In December 2009, we completed a review of our inventory by product line and recorded an $859 non-cash inventory write-down to its estimated net realizable value, included in cost of sales, relating to certain Health Sciences and Specialty Chemicals inventories.

Health Sciences

Gross profit for the six months ended December 31, 2009 decreased by $6,724, or 32.7%, over the prior period. The gross margin declined to 16.6% for the six months ended December 31, 2009 compared to 20.7% for the prior period.  The decrease in gross profit was partially attributable to the overall decline in sales volume.  The decrease in gross margin primarily related to unfavorable product mix on both our domestic generics product group, as well as in our Health Sciences products sold by our foreign operations, specifically Germany. Gross profit for our domestic generics product group declined by $977 due to the reduction of reorders of existing products that generally yield a more favorable gross margin. Our foreign operations experienced a drop in gross profit of $5,226 over the prior period.

Specialty Chemicals

Specialty Chemicals’ gross profit of $7,997 for the six months ended December 31, 2009 was $703 or 8.1% lower than the prior period.  The gross margin at 15.6% for the six months ended December 31, 2009 was higher than the prior period’s gross margin of 14.1%.   The decrease in the gross profit is due to primarily sales volume decline in our domestic operations.

Crop Protection

Gross profit for the Crop Protection segment decreased to $780 for the six months ended December 31, 2009, versus $1,439 for the prior period, a decrease of $659 or 45.8%.  Gross margin for the quarter also decreased to 11.7% compared to the prior period gross margin of 20.8%. The decrease in the gross profit and gross margin percentage is primarily attributable to increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products.

Selling, General and Administrative Expenses

SG&A increased $1,764 or 7.8%, to $24,380 for the six months ended December 31, 2009 compared to $22,616 for the prior period.  As a percentage of sales, SG&A increased to 17.2% for the six months ended December 31, 2009 versus 13.5% for the prior period. The primary reason for the increase in SG&A is due to approximately $2,587 of one-time costs associated with the separation of the Company’s former Chairman of the Board of Directors and CEO, which were recorded in the three months ended December 31, 2009. In addition, the Company completed an SG&A rationalization review and has recorded charges of approximately $1,215 for personnel related costs in conjunction with our cost reduction efforts. The increase in SG&A is partially offset by a decline of $732 in personnel related costs due predominantly to decreased accrued bonus expense as a result of decreased profitability. SG&A also decreased due to a $383 drop in sales and marketing expenses, which is directly related to the decline in sales for the first six months of fiscal 2010 and a $516 decrease in bad debt expense due to additional reserves recorded in the prior period, where there was no comparable amount in the current period. In addition, in the prior period, we had $153 in research and development expenses (“R&D”) with no comparable amount in the six months ended December 31, 2009 due to the abandonment in fiscal 2009 of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating (Loss) Income

For the six months ended December 31, 2009, operating loss was ($1,784) compared to income of $8,066 in the prior period, a decrease in operating income of $9,850 or 122.1%.  This decrease was due to the overall decrease in gross profit of $8,086 and increase in SG&A of $1,764 from the comparable prior period.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($126) for the six months ended December 31, 2009, which represents an increase of $854 of expense over the $728 of income in the prior period mainly due to an increase in foreign exchange losses and a reduction in interest income as a result of lower interest rates plus lower cash balances. The overall increase in interest and other expense is offset, in part, by an increase in the market value of trading securities.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2009 represented a tax benefit of 24.9% versus an income tax provision of 35.4% for the prior period.  The benefit rate was reduced by tax charges related to the reorganization of our Shanghai operations.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

	Net Sales by Segment Three months ended December 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$44,136	62.2%	$42,705	57.6%	$1,431	3.4%
Specialty Chemicals	23,539	33.2	28,084	37.8	(4,545)	(16.2)
Crop Protection	3,235	4.6	3,426	4.6	(191)	(5.6)

Net sales	$70,910	100.0%	$74,215	100.0%	$(3,305)	(4.5%)

	Gross Profit by Segment Three months ended December 31,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,122	16.1%	$7,165	16.8%	$(43)	(0.6%)
Specialty Chemicals	3,311	14.1	3,890	13.9	(579)	(14.9)
Crop Protection	347	10.7	690	20.1	(343)	(49.7)

Gross profit	$10,780	15.2%	$11,745	15.8%	$(965)	(8.2%)

Net Sales

Net sales decreased $3,305, or 4.5%, to $70,910 for the three months ended December 31, 2009, compared with $74,715 for the prior period.  We reported sales decreases in our Specialty Chemicals and Crop Protection segments, which were partially offset by a slight sales increase in our Health Sciences segment.

Health Sciences

Net sales for the Health Sciences segment increased $1,431 or 3.4% to $44,136 for the three months ended December 31, 2009, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $637, when compared to the prior period, which represents increases in both our domestic generics product group of $1,678 and our domestic nutraceutical products of $793. The increase in our domestic generics product group is due to the realization of new products from our pipeline.  The increase in domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements, is due to increased customer base and penetration, as well as working with new suppliers. These increases are offset in part, by a drop in sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products, by $1,976 due to certain customer delays. Sales from our foreign operations increased $794, particularly from our German operations, due primarily to re-orders of existing products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $23,539 for the three months ended December 31, 2009, a decrease of $4,545 from net sales of $28,084 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which were negatively affected by the difficult economic conditions.   In particular, sales of our chemicals used in surface coatings deceased $2,313 from the prior period, as well as sales of our agricultural and other intermediates declined by $1,818 from the prior period. In addition, the prior period included a rise in prices in the chemical industry related to increased demand for chemical products in China, as a direct result of the supplier interruption in China due to the summer Olympics in August 2008. Aceto was able to carry more stock in anticipation of the closing of certain factories in China due to the Olympics.  Leading up to the Olympics, our customers were willing to pay increased prices to ensure that they had enough raw materials to finish calendar year 2008 and continued to pay those purchase commitments which were at higher prices. Once the Olympics were over and the purchase commitments ended, both demand and sales prices dropped.

Crop Protection

Net sales for the Crop Protection segment decreased to $3,235 for the three months ended December 31, 2009, a decrease of $191, or 5.6%, from net sales of $3,426 for the prior period.  The decrease over the prior period is due to a decline in sales of a herbicide which is primarily used on peanuts as the peanut acreage has decreased from 2008.

Gross Profit

Gross profit decreased to $10,780 (15.2% of net sales) for the three months ended December 31, 2009, as compared to $11,745 (15.8% of net sales) for the prior period. In December 2009, we completed a review of our inventory by product line and recorded an $859 non-cash inventory write-down to its estimated net realizable value, included in cost of sales, relating to certain Health Sciences and Specialty Chemicals inventories.

Health Sciences

Gross profit and gross margin for the three months ended December 31, 2009 remained relatively consistent at $7,122 and 16.1%, respectively for the three months ended December 31, 2009, when compared to the prior period of $7,165 and 16.8%, respectively. The gross profit and gross margin were negatively impacted by a $595 write-down of certain Health Sciences inventories to its estimated net realizable value.

Specialty Chemicals

Specialty Chemicals’ gross profit of $3,311 for the three months ended December 31, 2009 was $579 or 14.9% lower than the prior period.  The gross margin at 14.1% for the three months ended December 31, 2009 was higher than the prior period’s gross margin of 13.9%.   The decrease in the gross profit is due to primarily sales volume decline in our domestic operations, as well as a $264 write-down of certain Specialty Chemicals inventories to its estimated net realizable value.

Crop Protection

Gross profit for the Crop Protection segment decreased to $347 for the three months ended December 31, 2009, versus $690 for the prior period, a decrease of $343 or 49.7%.  Gross margin for the quarter also decreased to 10.7% compared to the prior period gross margin of 20.1%. The decrease in the gross profit and gross margin percentage is primarily attributable to increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products.

Selling, General and Administrative Expenses

SG&A increased $3,809 or 36.5%, to $14,240 for the three months ended December 31, 2009 compared to $10,431 for the prior period.  As a percentage of sales, SG&A increased to 20.1% for the three months ended December 31, 2009 versus 14.1% for the prior period. The primary reason for the increase in SG&A is due to approximately $2,587 of one-time costs associated with the separation of the Company’s former Chairman of the Board of Directors and CEO, which were recorded in the three months ended December 31, 2009. In addition, the Company completed an SG&A rationalization review and has recorded one-time charges of approximately $1,215 for personnel related costs in conjunction with our cost reduction efforts.

Operating (Loss) Income

For the three months ended December 31, 2009, operating loss was ($3,460) compared to $1,314 operating income in the prior period, a decrease in operating income of $4,774 or 363.3%.  This decrease was due to the overall decrease in gross profit of $965 and increase in SG&A of $3,809 from the comparable prior period.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($134) for the three months ended December 31, 2009, which represents an increase of $493 of expense over the $359 of income in the prior period mainly due to an increase in foreign exchange losses and a reduction in interest income as a result of lower interest rates plus lower cash balances.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2009 represented a tax benefit of 31.1% versus an income tax provision of 32.6% for the prior period.

Liquidity and Capital Resources

Cash Flows

At December 31, 2009, we had $46,971 in cash and cash equivalents, of which $31,062 was outside the United States, $615 in short-term investments and no outstanding bank loans.  Working capital was $122,677 at December 31, 2009 versus $124,709 at June 30, 2009.  The $31,062 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2009 decreased $10,790 from the amount at June 30, 2009.  Operating activities for the six months ended December 31, 2009 used cash of $10,491, for this period, as compared to cash used in operations of $8,496 for the comparable 2008 period. The $10,491 was comprised of $1,498 in net loss and $2,113 derived from adjustments for non-cash items less a net $11,106 decrease from changes in operating assets and liabilities. The non-cash items included $1,227 in depreciation and amortization expense, $859 non-cash inventory write-down and $690 in non-cash stock compensation expense. Inventories and accounts payable increased by approximately $15,943 and $9,165, respectively, due primarily to purchases of Health Sciences inventories in our German operations and purchases of domestic Specialty Chemicals,  as a result of a ramp-up in orders for products to be shipped in the third and fourth quarters of 2010. Inventories and accounts payable have also increased related to Crop Protection purchases of Glyphosate and Halosulfuron, for sales anticipated to occur in the third and fourth quarters of 2010. In addition, overall inventories have increased as a direct result of the current economic environment, whereby certain customers are postponing deliveries. Other receivables increased $2,113 and prepaid expenses and other current assets increased $1,955 due to increased receivables related to advance payments to suppliers, an increase in income taxes receivables and VAT taxes receivables in our European subsidiaries, partially offset by payment received related to advance payments. Payments on the $1,292 liability at December 31, 2009 related to the Company’s former Chairman and CEO are required to be made through the third quarter of fiscal 2012 and payments on the $1,215 accrual at December 31, 2009 for personnel related costs in conjunction with our cost reduction efforts are anticipated to be made through June 30, 2011. We do not anticipate any significant impact on our liquidity and capital resources to fund ongoing operating expenditures and the continuation of semi-annual cash dividends for the next twelve months due to the decline in our cash position. Our cash position at December 31, 2008 decreased $21,011 from the amount at June 30, 2008.  Operating activities for the six months ended December 31, 2008 used cash of $8,496, for this period, as compared to cash provided by operations of $5,469 for the comparable 2007 period. The $8,496 was comprised of $5,643 in net income and $3,348 derived from adjustments for non-cash items less a net $17,487 decrease from changes in operating assets and liabilities. The primary reason for the decrease in cash used during the six months ended December 31, 2008 relates primarily to purchases of inventories in our German operations, in particular, our Health Ingredients business, as a result of a ramp-up in orders for products that were shipped in the third and fourth quarters of 2009.

Investing activities for the six months ended December 31, 2009 used cash of $2,251 primarily related to purchases of noncontrolling interest, property and equipment and intangible assets, offset by payments received on notes receivable.  Investing activities for the six months ended December 31, 2008 used cash of $10,131 primarily related to purchases of investments.

Financing activities for the six months ended December 31, 2009 provided cash of $1,529 primarily due to proceeds from the exercise of stock options.  Financing activities for the six months ended December 31, 2008 provided cash of $400 primarily due to proceeds from the exercise of stock options of $755 offset in part, by a $500 payment of a note payable.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $20,747, as of December 31, 2009.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution that expires June 30, 2010, and provides for available credit of $10,000.  At December 31, 2009, we had utilized $21 in letters of credit leaving $9,979 of this facility unused.  Under the credit agreement, we may obtain credit through direct borrowings and letters of credit.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  There is no borrowing base on the credit agreement.  Interest under the credit agreement is at LIBOR plus 1.50%.  The credit agreement contains several covenants requiring, among other things, minimum levels of debt service and tangible net worth.  We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, guarantees, sale of assets, sales of receivables, and loans and investments.  We were in compliance with all covenants at December 31, 2009.

Working Capital Outlook

Working capital was $122,677 at December 31, 2009 versus $124,709 at June 30, 2009.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $6,700 through fiscal 2011.  We continue to believe it is beneficial to us to make advance inventory purchases of Glyphosate, which will be substantial in fiscal 2010. In addition, the lease for our general headquarters and sales office expires in April 2011. We are contemplating a buy versus lease decision with regards to a new building. If we were to purchase a new facility, the amount expended in the next year and half could approximate $5,000. We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.  We are currently looking into obtaining additional credit facilities to enhance our liquidity.

Impact of New Accounting Pronouncements

The portion of FASB Accounting Standards Codification (ASC) 820-10 corresponding to the guidance in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of fair value measurements and disclosures under the remainder of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the our first quarter beginning July 1, 2009. These include goodwill and other non-amortizable intangible assets and long-lived assets. The end of the delay for any required fair value measurements of the Company’s non-financial assets and liabilities until July 1, 2009, did not have a significant impact on our consolidated financial statements.

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

ASC 810-10 (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51”) establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. ASC 810-10 was effective for the Company on July 1, 2009.  The adoption of this statement did not have any impact on the Company’s consolidated financial position or results of operations since in July 2009, the Company purchased the remaining noncontrolling interest of S.R.F.A. for $460, which represents the historical cost of the noncontrolling interest, and thus owns 100% of this entity.

ASC 805 (SFAS No. 141R, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. Because the majority of the provisions of ASC 805-10 are applicable to future transactions, the adoption did not have a material impact on the Company’s consolidated financial statements.

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

ASC 825-10-50 (FSP FAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”) requires disclosures about fair value of financial instruments for interim reporting periods. The guidance is effective for interim reporting periods ending after June 15, 2009 and does not require disclosures for earlier periods presented for comparative purposes at initial adoption. As the guidance provides only disclosure requirements, the adoption of this standard did not have a material impact on the Company’s financial condition or operating results.

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, which for us is fiscal 2011. We are currently evaluating the impact of ASC 810-10 on our results of operations and financial position.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value” (ASU 2009-05). This update provides amendments to ASC Topic 820, “Fair Value Measurements and Disclosure” for the fair value measurement of liabilities when a quoted price in an active market is not available. The adoption of ASU 2009-05 on October 1, 2009 did not have any impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $615 at December 31, 2009.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $40 as of December 31, 2009.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2009, we had foreign currency contracts outstanding that had a notional amount of $29,423.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2009, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On December 31, 2009, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese.  The potential loss as of December 31, 2009, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,408.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2009 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders.

The Company held an annual meeting of its shareholders on December 10, 2009.  Two matters were voted on at the annual meeting, as follows:

a.
The election of nominees Vincent G. Miata, Robert A. Wiesen, Stanley H. Fischer, Albert L. Eilender, Hans C. Noetzli, William N. Britton and Richard P. Randall as directors of the Company until the next annual meeting was voted on at the annual meeting.

The votes were cast for this matter as follows:

	FOR	WITHHELD/ABSTAIN
Vincent G. Miata	15,490	5,792
Robert A. Wiesen	13,125	8,157
Stanley H. Fischer	14,735	6,547
Albert L. Eilender	18,412	2,870
Hans C. Noetzli	19,088	2,194
William N. Britton	19,098	2,184
Richard P. Randall	19,120	2,162

Each nominee was elected a director of the Company.

b.	Ratification of the selection of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the current fiscal year.

The votes were cast for this matter as follows:

FOR	AGAINST	ABSTAIN

20,982	290	10

Item 6. Exhibits

The exhibits filed as part of this report are listed below.

3.1	Restated Certificate of Incorporation dated November 18, 1976

3.2	Certificate of Amendment of Certificate of Incorporation dated February 18, 1983

3.3	Certificate of Amendment of Certificate of Incorporation dated February 7, 1984

3.4	Certificate of Amendment of Certificate of Incorporation dated December 17, 1984

3.5	Certificate of Amendment of Certificate of Incorporation dated November 21, 1985

3.6	Certificate of Amendment of Certificate of Incorporation dated December 11, 1985

3.7	Certificate of Amendment of Certificate of Incorporation dated December 11, 1986

3.8	Certificate of Amendment of Certificate of Incorporation dated December 10, 1987

3.9	Certificate of Amendment of Certificate of Incorporation dated February 4, 1988

3.10	Certificate of Amendment of Certificate of Incorporation dated March 1, 1988

3.11	Certificate of Amendment of Certificate of Incorporation dated January 5, 1989

3.12	Certificate of Amendment of Certificate of Incorporation dated February 15, 1990

3.13	Certificate of Change of Certificate of Incorporation dated December 18, 1990

3.14	Certificate of Amendment of Certificate of Incorporation dated January 4, 1991

3.15	Certificate of Amendment of Certificate of Incorporation dated December 15, 1998

3.16	Certificate of Amendment of Certificate of Incorporation dated December 3, 2003

3.17	Amended and Restated By-Laws, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated December 6, 2007)

10.1	Severance Agreement and Release, effective December 16, 2009, between Leonard S. Schwartz and Aceto Corporation

15.1	Letter re unaudited interim financial information

31.1	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE February 5, 2010	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

DATE February 5, 2010	BY	/s/ Vincent G. Miata
Vincent G. Miata, Chief Executive Officer and President
(Principal Executive Officer)