Form 10-Q
period 2010-03-31
ACETO CORP
filed 2010-05-07
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The registrant had 25,411,462 shares of common stock outstanding as of May 3, 2010.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	March 31, 2010	June 30, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,298	$57,761
Investments	608	541
Trade receivables, less allowance for doubtful
accounts (March $1,090; June, $976)	61,628	46,996
Other receivables	13,229	9,361
Inventory	69,408	54,402
Prepaid expenses and other current assets	2,036	1,006
Deferred income tax asset, net	1,536	1,579
Total current assets	186,743	171,646

Long-term notes receivable	250	1,000
Property and equipment, net	7,055	4,249
Property held for sale	3,752	3,752
Goodwill	1,819	1,861
Intangible assets, net	13,179	11,518
Deferred income tax asset, net	2,627	2,366
Other assets	10,969	9,072

TOTAL ASSETS	$226,394	$205,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,091	$25,126
Accrued expenses	29,711	20,739
Deferred income tax liability	1,072	1,072
Total current liabilities	66,874	46,937

Long-term liabilities	9,825	9,017
Environmental remediation liability	7,451	7,451
Deferred income tax liability	253	491
Total liabilities	84,403	63,896

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 25,341 and 24,771 shares outstanding at March 31, 2010 and June 30, 2009, respectively	256	256
Capital in excess of par value	53,902	56,767
Retained earnings	85,264	85,450
Treasury stock, at cost, 303 and 873 shares at March 31, 2010 and June 30, 2009, respectively	(2,929)	(8,430)
Accumulated other comprehensive income	5,498	7,525
Total shareholders’ equity	141,991	141,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$226,394	$205,464

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31,
	2010	2009

Net sales	$240,866	$247,854
Cost of sales	202,418	203,917
Gross profit	38,448	43,937

Selling, general and administrative expenses	34,443	33,074
Operating income	4,005	10,863

Other (expense) income:
Interest expense	(146)	(67)
Interest and other income, net	512	465
	366	398

Income before income taxes	4,371	11,261
Income tax provision	2,028	3,683
Net income	$2,343	$7,578

Net income per common share	$0.09	$0.31
Diluted net income per common share	$0.09	$0.30

Weighted average shares outstanding:
Basic	24,874	24,457
Diluted	25,145	24,976

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2010	2009

Net sales	$99,347	$79,800
Cost of sales	83,495	66,545
Gross profit	15,852	13,255

Selling, general and administrative expenses	10,063	10,458
Operating income	5,789	2,797

Other (expense) income:
Interest expense	(60)	(5)
Interest and other income (expense), net	638	(263)
	578	(268)

Income before income taxes	6,367	2,529
Income tax provision	2,526	594
Net income	$3,841	$1,935

Net income per common share	$0.15	$0.08
Diluted net income per common share	$0.15	$0.08

Weighted average shares outstanding:
Basic	25,181	24,569
Diluted	25,301	25,052

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net income	$2,343	$7,578
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,910	1,258
Provision for doubtful accounts	212	520
Non-cash stock compensation	877	1,174
Non-cash inventory write-down	859	-
Deferred income taxes (credits)	(481)	972
Unrealized (gain) loss on trading securities	(52)	254
Changes in assets and liabilities:
Trade accounts receivable	(15,763)	5,137
Other receivables	(4,553)	(3,884)
Inventory	(16,314)	4,499
Prepaid expenses and other current assets	(1,050)	(407)
Other assets	(1,125)	(266)
Accounts payable	11,390	(16,534)
Other accrued expenses and liabilities	10,034	(880)
Net cash used in operating activities	(11,713)	(579)

Investing activities:
Payment for net assets of business acquired	(413)	-
Purchase of noncontrolling interest	(460)	-
Payments received on notes receivable	972	413
Purchases of property and equipment, net	(3,846)	(376)
Purchases of investments	-	(10,204)
Maturities of investments	-	9,993
Payments for intangible assets	(2,481)	(420)
Net cash used in investing activities	(6,228)	(594)

Financing activities:
Proceeds from exercise of stock options	1,413	1,020
Excess tax benefit on stock option exercises and restricted stock	371	161
Payment of cash dividends	(2,529)	(2,476)
Payment of note payable-related party	-	(500)
Borrowings of short-term bank loans	-	-
Net cash used in financing activities	(745)	(1,795)

Effect of exchange rate changes on cash	(777)	(4,284)

Net decrease in cash	(19,463)	(7,252)
Cash at beginning of period	57,761	46,515
Cash at end of period	$38,298	$39,263

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statement of Cash Flows during the nine months ended March 31, 2010 of $2,189 related to costs accrued for intangible assets.

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

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,819 and $1,861 as of March 31, 2010 and June 30, 2009, relates to the Health Sciences Segment. Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

On March 1, 2010, the Company acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries for approximately $413 in cash. The acquisition was accounted for using the purchase method of accounting, resulting in $237 of inventory, $565 for customer related intangibles, amortizable over ten years and deductible for income tax purposes and $155 for technology-based intangibles, amortizable over seven years and deductible for income tax purposes.  In addition, the Company accrued a liability of approximately $544, which represents contingent consideration related to the future gross profit earned on the type of products purchased, with final payment anticipated to be paid within thirty days after the second anniversary of the closing date. Results of operations for the period from March 1, 2010 to March 31, 2010 are included within the Specialty Chemicals Segment of the Company in the condensed consolidated statements of income for the nine months ended March 31, 2010. Results of operations prior to the acquisition are not material to the condensed consolidated statements of income for the nine months ended March 31, 2010 and 2009. The Company has determined that this acquisition does not constitute a material business combination and therefore is not including pro forma financial statements in this report.

(3)  Stock-Based Compensation

In December 2008, the Company granted 222 options to employees at an exercise price equal to the market value of the common stock on the date of grant.  These options vest over one year and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the nine months ended March 31, 2010 and 2009 was $363 and $545, respectively and $0 and $180 for the three months ended March 31, 2010 and 2009, respectively.

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

Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligibility date, if earlier, for restricted stock awards.   For the three and nine months ended March 31, 2010, the Company recorded stock-based compensation expense of approximately $175 and $480, respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2009, the Company recorded stock-based compensation expense of approximately $161 and $582, respectively, related to restricted common stock and restricted stock units. As of March 31, 2010, the total unrecognized compensation cost related to restricted stock awards is $580.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On May 6, 2010, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share to be distributed on June 25, 2010 to shareholders of record as of June 14, 2010.

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

(5)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009

Weighted average shares outstanding	24,874	24,457	25,181	24,569
Dilutive effect of stock options and restricted stock awards and units	271	519	120	483

Diluted weighted average shares outstanding	25,145	24,976	25,301	25,052

There were 1,749 and 1,607 common equivalent shares outstanding as of March 31, 2010 and 2009, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.  There were 1,587 and 1,880 common equivalent shares outstanding as of March 31, 2010 and 2009, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(6)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income (loss) were as follows:

	Nine months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income	$2,343	$7,578	$3,841	$1,935
Foreign currency translation adjustment	(2,027)	(8,644)	(3,016)	(3,185)
Total	$316	$(1,066)	$825	$(1,250)

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and nine months ended March 31, 2010 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

In fiscal years 2009, 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believes that, at most, it is a de minimus contributor to the site contamination.  Accordingly, the Company believes that the settlement offer is unreasonable. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  During fiscal 2009, based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  As of March 31, 2010 and June 30, 2009, a liability of $8,400, is included in the accompanying condensed consolidated balance sheet for this matter.  In accordance with generally accepted accounting principles, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. According to the settlement agreement, BASF will pay for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF, within twenty days of establishing a Trust Account, will pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, for $3,780, representing its estimated portion of the future remediation costs, which is included in the accompanying condensed consolidated balance sheet as of March 31, 2010 and June 30, 2009.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $6,500 through fiscal 2011, of which $5,100 and $5,300 has been accrued as of March 31, 2010 and June 30, 2009, respectively.

During the second quarter of fiscal 2010, the Company recorded approximately $2,587 of one-time costs associated with the separation of its former Chairman of the Board of Directors and CEO, principally for salary and other related compensation, as specified in his severance agreement, including a charge of $68 for stock-based compensation expense related to the modification of certain stock options. The modification of the stock options was recorded as an increase to capital in excess of par value. As of March 31, 2010, approximately $1,423 has been paid and approximately $1,096 remains accrued related to the separation of the Company’s former Chairman and CEO, which is required to be paid through the third quarter of fiscal 2012.  In addition, the Company completed a rationalization review of both SG&A and certain inventory by product line and has recorded charges of approximately $2,074 in the second quarter of fiscal 2010. The $2,074 consists of $1,215 one-time charge for personnel related costs in conjunction with its cost reduction efforts and an $859 non-cash charge, included in cost of sales, relating to the write-down of certain Health Sciences and Specialty Chemicals inventories to their respective estimated net realizable value. Of the $1,215 for personnel-related costs, $183 has been paid through March 31, 2010 and approximately $1,032 remains accrued as of March 31, 2010, which is anticipated to be paid through the second quarter of fiscal 2013.

Commercial letters of credit are issued by the Company in the ordinary course of business as requested by certain suppliers.  The Company had open letters of credit of approximately $229 and $185 as of March 31, 2010 and June 30, 2009, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.   In addition, the Company received approximately $6,000 of customer advance payments, which are included in accrued expenses in the condensed consolidated balance sheet at March 31, 2010.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2010, the Company had foreign currency contracts outstanding that had a notional amount of $31,542. Unrealized (losses) gains on hedging activities for the nine months ended March 31, 2010 and 2009 was ($307) and $251, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s investments and the financial instruments which were determined by using the following inputs at March 31, 2010:

	Fair Value Measurements at March 31, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$306	-	$306

Investments:
Trading securities	$386	-	-	386
Time deposits	-	222	-	222

Foreign currency contracts-assets (1)	-	137	-	137
Foreign currency contracts-liabilities (2)	-	584	-	584

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2010.

	Fair Value Measurements at June 30, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$2,442	-	$2,442

Investments:
Trading securities	$334	-	-	334
Time deposits	-	207	-	207

Foreign currency contracts-assets (3)	-	1,183	-	1,183
Foreign currency contracts-liabilities (4)	-	455	-	455

(3)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.
(4)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2009.

The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of March 31, 2010 and June 30, 2009.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The disclosure impact of adoption of ASU 2010-06 on the Company’s consolidated financial statements is not material.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both March 31, 2010 and June 30, 2009 was not material.  The fair value of the Company’s notes receivable was based upon current rates offered for similar financial instruments to the Company.

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

ASC 805 (SFAS No. 141R, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. The Company applied the provisions of ASC 805 on its acquisition of Andrews Paper & Chemical, Co., Inc.

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

Health Sciences – includes APIs, pharmaceutical intermediates and nutraceuticals.

Specialty Chemicals - includes a variety of specialty chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals. In addition, Aceto is a supplier of diazos and couplers to the paper, film and electronics industries. The Company changed the name of this segment from Chemicals and Colorants to Specialty Chemicals in 2010 to more accurately reflect the scope of its business activities.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Nine Months Ended March 31, 2010 and 2009:
	Health Sciences	Specialty Chemicals	Crop Protection	Consolidated Totals
2010
Net sales	$135,313	$87,438	$18,115	$240,866
Gross profit	22,027	13,986	2,435	38,448

2009
Net sales	$143,863	$91,236	$12,755	$247,854
Gross profit	27,614	13,088	3,235	43,937

Three Months Ended March 31, 2010 and 2009:
	Health Sciences	Specialty Chemicals	Crop Protection	Consolidated Totals
2010
Net sales	$51,837	$36,067	$11,443	$99,347
Gross profit	8,208	5,989	1,655	15,852

2009
Net sales	$44,549	$29,410	$5,841	$79,800
Gross profit	7,071	4,388	1,796	13,255

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2010 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2010 and 2009, and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2010.  These interim financial statements are the responsibility of the Company’s management.

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
May 7, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based.  Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, unforeseen environmental liabilities, international military conflicts, the mix of products sold and the profit margins thereon, order cancellation or a reduction in orders from customers, disruption of supply chain due to trade matters, competitive product offerings and pricing actions, the availability and pricing of key raw materials, dependence on key members of management, continued successful integration of acquisitions, receipt of regulatory approvals, risks of entering into new European markets, economic and political conditions in the United States and abroad, our ability to continue strong cost controls, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

There continue to be signs of economic stabilization, as per an April 15, 2010 Federal Reserve statistical release, domestic manufacturing output was up 4.6% from its year earlier level.

We are reporting net sales of $240,866 for the nine months ended March 31, 2010, which represents a 2.8% decrease from the $247,854 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2010 was $38,448 and our gross margin was 16.0% as compared to gross profit of $43,937 and gross margin of 17.7% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the nine months ended March 31, 2010 increased 4.1%, when compared to $33,074 we reported in the prior period.  We had a net income of $2,343 or $0.09 per diluted share, compared to net income of $7,578, or $0.30 per diluted share in the prior period.  The primary reason for the decline in income is due to approximately $2,587 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which were recorded in the nine months ended March 31, 2010. In addition, the Company completed an SG&A rationalization review and review of its inventory by product line and has recorded one-time charges of approximately $2,074 in the second quarter of fiscal 2010.

Our financial position as of March 31, 2010 remains strong, as we had cash and cash equivalents and short-term investments of $38,906, working capital of $119,869, no long-term debt and shareholders’ equity of $141,991.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include APIs, pharmaceutical intermediates and nutraceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with ANDAs. The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies. Aceto has also moved further down the supply chain and is now sourcing and distributing the finished dosage form of generic drugs.

According to an IMS Health press release on April 20, 2010, the size of the global market for pharmaceuticals is expected to grow nearly $300 billion over the next five years, reaching $1.1 trillion in 2014.  The 5% - 8% compound annual growth rate during this period reflects the impact of leading products losing patent protection in developed markets, as well as strong overall growth in the world’s emerging countries.

The Specialty Chemicals segment is a major supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

According to the Federal Reserve statistical release described above, in the first quarter of calendar year 2010, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 8.8% as the index was supported by a further jump in automotive production.

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

In fiscal 2009, we continued to add products to our Crop Protection portfolio when we received EPA registrations for Halosulfuron and Glyphosate. Glyphosate is the largest selling herbicide for both crop and non crop use sold in the United States.  We began selling Glyphosate in this fiscal quarter. In addition, we have three other products that we plan to file for registrations with the EPA in fiscal year 2011. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

Our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and we are marketing this brand globally. With a physical presence in ten countries, we distribute over 1000 pharmaceuticals and chemicals used principally as raw materials in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A section, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2010 and 2009.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2010 Compared to Nine Months Ended March 31, 2009

	Net Sales by Segment Nine months ended March 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$135,313	56.2%	$143,863	58.0%	$(8,550)	(5.9%)
Specialty Chemicals	87,438	36.3	91,236	36.8	(3,798)	(4.2)
Crop Protection	18,115	7.5	12,755	5.2	5,360	42.0

Net sales	$240,866	100.0%	$247,854	100.0%	$(6,988)	( 2.8%)

	Gross Profit by Segment Nine months ended March 31,
					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$22,027	16.3%	$27,614	19.2%	$(5,587)	(20.2%)
Specialty Chemicals	13,986	16.0	13,088	14.3	898	6.9
Crop Protection	2,435	13.4	3,235	25.4	(800)	(24.7)

Gross Profit	$38,448	16.0%	$43,937	17.7%	$(5,489)	(12.5%)

Net Sales

Net sales decreased $6,988, or 2.8%, to $240,866 for the nine months ended March 31, 2010, compared with $247,854 for the prior period.  We reported sales decreases in our Health Sciences and Specialty Chemicals business segments, offset by an increase in sales from our Crop Protection business as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $8,550 for the nine months ended March 31, 2010, to $135,313, which represents a 5.9% decrease from net sales of $143,863 for the prior period.  This decrease is predominantly due to decreased sales from our foreign operations of $10,141, specifically our Asian and The Netherlands operations, due primarily to weak demand from certain customers. The decrease in Health Sciences sales is partially offset by $1,689 increase in domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements, due to increased penetration of existing products across the entire customer base, as well as new customers. In addition, growth in vitamin sales is attributed to increased sales efforts.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $87,438 for the nine months ended March 31, 2010, a decrease of $3,798 or 4.2% from net sales of $91,236 for the prior period.  Our Specialty Chemicals business is diverse in terms of products, customers and consuming markets, including the automotive and housing markets, and is directly impacted by market conditions in the economy. The decrease in sales from this segment is attributable to a decline in sales of $1,181 in chemicals used in aroma products, $1,050 in chemicals used to produce surface coatings, $1,049 in products used in the treatment of metal and $3,381 of agricultural, dye, pigment and other intermediates. In addition, the prior period also included a rise in prices in the chemical industry related to increased demand for chemical products in China, as a direct result of the supplier interruption in China due to the summer Olympics in August 2008. Aceto was able to carry more stock in anticipation of the closing of certain factories in China due to the Olympics.  Leading up to the Olympics, our customers were willing to pay increased prices to ensure that they had enough raw materials to finish calendar year 2008 and continued to pay those purchase commitments which were at higher prices. Once the Olympics were over and the purchase commitments ended, both demand and sales prices dropped. These decreases are offset, in part, by a rise of $1,393 in sales of chemicals used in the food, beverage and cosmetics industry due to a resurgence of a product utilized in sunscreen and an increase in sales of specialty chemicals from our foreign operations of $952.

Crop Protection

Net sales for the Crop Protection segment increased by 42% to $18,115 for the nine months ended March 31, 2010, when compared to net sales of $12,755 for the prior period due primarily to sales of glyphosate, which commenced in the third quarter of 2010.

Gross Profit

Gross profit decreased to $38,448 (16.0% of net sales) for the nine months ended March 31, 2010, as compared to $43,937 (17.7% of net sales) for the prior period.  In December 2009, we completed a review of our inventory by product line and recorded an $859 non-cash inventory write-down to its estimated net realizable value, included in cost of sales, relating to certain Health Sciences and Specialty Chemicals inventories.

Health Sciences

Gross profit for the nine months ended March 31, 2010 decreased by $5,587, or 20.2%, over the prior period. The gross margin declined to 16.3% for the nine months ended March 31, 2010 compared to 19.2% for the prior period.  The decrease in gross profit was partially attributable to the overall decline in sales volume. Our foreign operations, specifically Germany, experienced a drop in gross profit of $5,234 over the prior period due to the reduction of reorders of existing products that generally yield a more favorable gross margin.

Specialty Chemicals

Specialty Chemicals’ gross profit of $13,986 for the nine months ended March 31, 2010 was $898 or 6.9% higher than the prior period.  The gross margin at 16.0% for the nine months ended March 31, 2010 was also higher than the prior period’s gross margin of 14.3%.   The increase in the gross profit is due primarily to increased gross profit of $614 from our foreign operations that sell specialty chemicals.

Crop Protection

Gross profit for the Crop Protection segment decreased to $2,435 for the nine months ended March 31, 2010, versus $3,235 for the prior period, a decrease of $800 or 24.7%.  Gross margin for the nine months also decreased to 13.4% compared to the prior period gross margin of 25.4%. The decrease in the gross profit and gross margin percentage is primarily attributable to increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products and an herbicide used on sugar cane. These decreases are partially offset by the gross profit related to our glyphosate product, which commenced sales in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses

SG&A increased $1,369 or 4.1%, to $34,443 for the nine months ended March 31, 2010 compared to $33,074 for the prior period.  As a percentage of sales, SG&A increased to 14.3% for the nine months ended March 31, 2010 versus 13.3% for the prior period. The primary reason for the increase in SG&A is due to approximately $2,587 of one-time costs associated with the separation of the Company’s former Chairman of the Board of Directors and CEO, which were recorded in the second quarter of fiscal 2010. In addition, the Company completed an SG&A rationalization review and has recorded charges of approximately $1,215 during the nine months ended March 31, 2010  for personnel related costs in conjunction with our cost reduction efforts. The increase in SG&A is partially offset by a decline of $1,623 in personnel related costs due to decreased accrued bonus expense as a result of decreased profitability, decrease in fringe benefits and a decline in stock-based compensation expense. SG&A also decreased due to a $505 drop in sales and marketing expenses, which is directly related to the decline in sales for the first nine months of fiscal 2010 and a $312 decrease in bad debt expense due to additional reserves recorded in the prior period, where there was no comparable amount in the current period. In addition, in the prior period, we had $153 in research and development expenses (R&D) with no comparable amount in the nine months ended March 31, 2010 due to the abandonment in fiscal 2009 of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

For the nine months ended March 31, 2010, operating income was $4,005 compared to income of $10,863 in the prior period, a decrease in operating income of $6,858 or 63.1%.  This decrease was due to the overall decrease in gross profit of $5,489 and increase in SG&A of $1,369 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $512, for the nine months ended March 31, 2010, which is relatively consistent to the $465 of income in the prior period.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2010 was 46.4% versus 32.7% for the prior period.  The increase in the effective tax rate was due to various factors including tax charges related to the reorganization of our Shanghai operations and an increase in the expected mix of profits from higher tax rate jurisdictions in 2010.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

	Net Sales by Segment Three months ended March 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$51,837	52.2%	$44,549	55.8%	$7,288	16.4%
Specialty Chemicals	36,067	36.3	29,410	36.9	6,657	22.6
Crop Protection	11,443	11.5	5,841	7.3	5,602	95.9

Net sales	$99,347	100.0%	$79,800	100.0%	$19,547	24.5%

	Gross Profit by Segment Three months ended March 31,
					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$8,208	15.8%	$7,071	15.9%	$1,137	16.1%
Specialty Chemicals	5,989	16.6	4,388	14.9	1,601	36.5
Crop Protection	1,655	14.5	1,796	30.7	(141)	(7.9)

Gross profit	$15,852	16.0%	$13,255	16.6%	$2,597	19.6%

Net Sales

Net sales increased $19,547, or 24.5%, to $99,347 for the three months ended March 31, 2010, compared with $79,800 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $7,288 or 16.4% to $51,837 for the three months ended March 31, 2010, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $7,908, when compared to the prior period, which represents increases in both our domestic generics product group of $4,189 and our domestic nutraceutical products of $1,634. The increase in our domestic generics product group is due to the realization of new products from our pipeline as well as the increase in reorders of existing products.  The increase in domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements, is due to increased penetration of existing products across the entire customer base, as well as new customers. In addition, growth in vitamin sales is attributed to increased sales efforts. Health Sciences’ sales also increased due to a rise in sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products, by $1,488.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $36,067 for the three months ended March 31, 2010, an increase of $6,657 from net sales of $29,410 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   Based upon the statistical releases mentioned above, it appears that consumer market conditions are improving, in particular in the automotive industry. Sales of our chemicals used in surface coatings increased $2,802 from the prior period, as well as sales of chemicals used in the food, beverage and cosmetics industries had risen by $1,170 due to a resurgence of a product utilized in sunscreen. In addition, we experienced an increase in sales of specialty chemicals from our foreign operations of $1,588.

Crop Protection

Net sales for the Crop Protection segment increased to $11,443 for the three months ended March 31, 2010, an increase of $5,602, or 95.9%, from net sales of $5,841 for the prior period.  The increase over the prior period is due primarily to sales of glyphosate, which commenced in the third quarter of 2010.

Gross Profit

Gross profit increased to $15,852 (16.0% of net sales) for the three months ended March 31, 2010, as compared to $13,255 (16.6% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $8,208 for the three months ended March 31, 2010 when compared to the prior period of $7,071. The gross margin remained relatively consistent at 15.8%, for the three months ended March 31, 2010, when compared to the prior period of 15.9%. The increase in gross profit in the Health Sciences segment primarily relates to increased sales volume in both our domestic generics product group and our domestic nutraceutical products.

Specialty Chemicals

Specialty Chemicals’ gross profit of $5,989 for the three months ended March 31, 2010 was $1,601 or 36.5% higher than the prior period.  The gross margin at 16.6% for the three months ended March 31, 2010 was also higher than the prior period’s gross margin of 14.9%.   The increase in the gross profit is due primarily to increased gross profit of $615 from our foreign operations that sell specialty chemicals, as well as overall sales volume increases.

Crop Protection

Gross profit for the Crop Protection segment decreased to $1,655 for the three months ended March 31, 2010, versus $1,796 for the prior period, a decrease of $141 or 7.9%.  Gross margin for the quarter also decreased to 14.5% compared to the prior period gross margin of 30.7%. The decrease in the gross profit and gross margin percentage is primarily attributable to increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on an herbicide used on sugar cane. These decreases are partially offset by the gross profit related to our glyphosate product, which commenced sales in the third quarter of fiscal 2010.

Selling, General and Administrative Expenses

SG&A decreased $395 or 3.8%, to $10,063 for the three months ended March 31, 2010 compared to $10,458 for the prior period.  As a percentage of sales, SG&A decreased to 10.1% for the three months ended March 31, 2010 versus 13.1% for the prior period. The primary reason for the decrease in SG&A is due to the decline in personnel related costs.

Operating Income

For the three months ended March 31, 2010, operating income was $5,789 compared to $2,797 in the prior period, an increase of $2,992 or 107.0%.  This increase was due to the overall increase in gross profit of $2,597 and the decline in SG&A of $395 from the comparable prior period.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $638 of income for the three months ended March 31, 2010, which represents an increase of $901 of income over the ($263) of expense in the prior period mainly due to a decrease in foreign exchange losses and an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2010 was 40.0% versus an income tax provision of 23.5% for the prior period. The increase in the effective tax rate is due to an increase in the expected mix of profits from higher tax rate jurisdictions in 2010.

Liquidity and Capital Resources

Cash Flows

At March 31, 2010, we had $38,298 in cash and cash equivalents, of which $29,553 was outside the United States, $608 in short-term investments and no outstanding bank loans.  Working capital was $119,869 at March 31, 2010 versus $124,709 at June 30, 2009.  The $29,553 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2010 decreased $19,463 from the amount at June 30, 2009.  Operating activities for the nine months ended March 31, 2010 used cash of $11,713, for this period, as compared to cash used in operations of $579 for the comparable 2009 period. The $11,713 was comprised of $2,343 in net income and $3,325 derived from adjustments for non-cash items less a net $17,381 decrease from changes in operating assets and liabilities. The non-cash items included $1,910 in depreciation and amortization expense, $859 non-cash inventory write-down and $877 in non-cash stock compensation expense. Trade accounts receivable increased $15,763 during the nine months ended March 31, 2010, due to increased sales during the third quarter of 2010 as compared to the fourth quarter of 2009, as well as an increase in days sales outstanding, from June 30, 2009. Inventories and accounts payable increased by approximately $16,314 and $11,390, respectively, due primarily to Crop Protection purchases of Glyphosate and Halosulfuron, for sales anticipated to occur in the fourth quarter of 2010. Inventories and accounts payable have also increased related to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products expected to be shipped in the fourth quarter of 2010. Other accrued expenses and liabilities increased $10,034 due to advance payments from customers, increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany, and an increase in accrued expenses related to a joint venture.  Payments on the $1,096 liability at March 31, 2010 related to the Company’s former Chairman and CEO are required to be made through the third quarter of fiscal 2012 and payments on the $1,032 accrual at March 31, 2010 for personnel related costs in conjunction with our cost reduction efforts are anticipated to be made through the second quarter of fiscal 2013. Other receivables increased $4,553 due to increased receivables related to advance payments to suppliers, an increase in income taxes receivables and an increase in VAT taxes receivables in our European subsidiaries. Other assets increased $1,125 due primarily to receivables related to a joint venture. We do not anticipate any significant impact on our liquidity and capital resources to fund ongoing operating expenditures and the continuation of semi-annual cash dividends for the next twelve months due to the decline in our cash position. Our cash position at March 31, 2009 decreased $7,252 from the amount at June 30, 2008.  Operating activities for the nine months ended March 31, 2009 used cash of $579, for this period, as compared to cash provided by operations of $167 for the comparable 2008 period. The $579 was comprised of $7,578 in net income and $4,178 derived from adjustments for non-cash items less a net $12,335 decrease from changes in operating assets and liabilities. The primary reason for the decrease in cash during the nine months ended March 31 2009 relates primarily to the decrease in accounts payable and inventories, due primarily to a reduction of inventories in both our domestic Health Sciences and Chemicals and Colorants segments as a result of the Company carrying less inventory due to the current market conditions of the economy at that time.

Investing activities for the nine months ended March 31, 2010 used cash of $6,228 primarily related to purchases of noncontrolling interest, property and equipment and payments for intangible assets and net assets of business acquired, offset by payments received on notes receivable. The purchase of property and equipment included the purchase of land and building for the future site of our global headquarters. Investing activities for the nine months ended March 31, 2009 used cash of $594 primarily related to purchases and maturities of investments.

Financing activities for the nine months ended March 31, 2010 used cash of $745 primarily from the payment of $2,529 of dividends, offset by $1,413 of proceeds from the exercise of stock options.  Financing activities for the nine months ended March 31, 2009 used cash of $1,795 primarily from the payment of $2,476 of dividends and a $500 payment of a note payable partly offset by proceeds from the exercise of stock options of $1,020.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $19,142, as of March 31, 2010.  We are not subject to any financial covenants under these arrangements.

In June 2007, we amended our revolving credit agreement with a financial institution, which provided for available credit of $10,000.  At March 31, 2010, we had utilized $229 in letters of credit leaving $9,771 of this facility unused.  We were in compliance with all covenants at March 31, 2010.

In April 2010, we amended our revolving credit agreement (the “New Credit Agreement”), which expires December 31, 2012, and provides for available credit of $25,000.   The New Credit Agreement replaces the previous revolving credit agreement in its entirety. Under the New Credit Agreement, we may obtain credit through direct borrowings and letters of credit.  Interest under the New Credit Agreement is at LIBOR plus 2.00%.  The New Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.

Working Capital Outlook

Working capital was $119,869 at March 31, 2010 versus $124,709 at June 30, 2009.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.   In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $6,500 through fiscal 2011.  We continue to believe it is beneficial to us to make advance inventory purchases of Glyphosate, which will be substantial for the remainder of fiscal 2010. In March 2010, we purchased a building in Port Washington, New York to be the site of our future global headquarters. It is anticipated that we will move our corporate offices into the new building on or about April 2011, when the lease at our current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,500. In addition, the Company is contemplating a mortgage on the new facility, in the amount of $3,000 to $4,000, to free up working capital.

In connection with Arsynco, the Company could pay out approximately $1,000 in fiscal 2011, related to the environmental remediation obligation.

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

ASC 805 (SFAS No. 141R, “Business Combinations”) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The provisions for ASC 805-10 are effective for fiscal years beginning after December 15, 2008 and are applied prospectively to business combinations completed on or after that date.  Early adoption is not permitted. Accordingly, the Company adopted this statement on July 1, 2009. The Company applied the provisions of ASC 805 on its acquisition of Andrews Paper & Chemical, Co., Inc.

.
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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The disclosure impact of adoption of ASU 2010-06 on the Company’s consolidated financial statements is not material.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $608 at March 31, 2010.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $39 as of March 31, 2010.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2010, we had foreign currency contracts outstanding that had a notional amount of $31,542.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2010, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On March 31, 2010, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of March 31, 2010, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,261.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2009 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2009 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 6. Exhibits

10.1
Amended and Restated Credit Agreement, dated as of April 23, 2010, among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K dated April 28, 2010).

10.2
Amended and Restated Revolving Credit Note, dated April 23, 2010, among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K dated April 28, 2010).

10.3
Reaffirmation Agreement, dated as of April 23, 2010, among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K dated April 28, 2010).

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

ACETO CORPORATION

Date	May 7, 2010	By	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

Date	May 7, 2010	By	/s/ Vincent G. Miata
Vincent G. Miata, Chief Executive Officer and President
(Principal Executive Officer)