Form 10-K
period 2010-06-30
ACETO CORP
filed 2010-09-10
CIK 2034

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
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
Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2009 as reported on the NASDAQ Global Select Market, was approximately $128,666,194.

The Registrant has 25,417,456 shares of common stock outstanding as of September 3, 2010.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 2, 2010.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2010

TABLE OF CONTENTS
		Page
PART I.

Item 1.	Business	3
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	(Removed and Reserved)	14

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 8.	Financial Statements and Supplementary Data	33
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	33
Item 9A.	Controls and Procedures	33
Item 9B.	Other Information	35

PART III.

Item 10.	Directors, Executive Officers and Corporate Governance	35
Item 11.	Executive Compensation	35
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13.	Certain Relationships and Related Transactions and Director Independence	35
Item 14.	Principal Accountant Fees and Services

PART IV.
		35
Item 15.	Exhibits and Financial Statement Schedules	71
Signatures

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur.  Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

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

NOTE REGARDING DOLLAR AMOUNTS

In this Annual Report on Form 10-K, all dollar amounts are expressed in thousands, except share prices and per-share amounts.

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the sourcing, quality assurance, regulatory support, marketing and distribution of pharmaceuticals, nutraceuticals, specialty chemicals and crop protection products. Our business is organized along product lines into three principal segments: Health Sciences, Specialty Chemicals and Crop Protection.

We believe our main business strengths are sourcing, quality assurance, regulatory support, and marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and we are marketing this brand globally. With business operations in ten countries, we distribute more than 1,000 chemical compounds used either as principal raw materials or as finished products in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers. No single supplier accounted for as much as 10% of purchases in fiscal 2010 and 2009.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, Japan, Vietnam, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and crop protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control.  We believe our 60 plus years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects.  We anticipate organic growth through our plans to enter the market for companion animal vaccines, the market for finished dosage form generic drugs,  the continued globalization of our Specialty Chemicals business, the further globalization of our nutraceutical business, the expansion of our crop protection segment by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

We believe our track record of continuous product introductions demonstrates our commitment to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier.  Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Other than product registrations, we hold no patents, licenses, franchises or concessions that we consider material to our operations.

Information concerning revenue and gross profit attributable to each of our reportable segments and geographic information is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 18 to the Consolidated Financial Statements, Part II, Item 8, “Financial Statements and Supplementary Data.”

Health Sciences

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, and nutraceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies. Aceto has also moved further down the supply chain and is now sourcing and distributing the finished dosage form of generic drugs.

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

Specialty Chemicals

The Specialty Chemicals segment is a supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

According to a Federal Reserve statistical release, in the second quarter of calendar year 2010, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 11.1% as the index was supported by a further jump in automotive production.

Crop Protection

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe.  In a National Agricultural Statistics Services release dated June 30, 2010, the total crop acreage planted in 2010 remained relatively flat at 319 million acres.  The number of peanut acres planted in 2010 was up almost 16% from 2009 levels while sugar cane acreage was down 1.1% from 2009.

We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. Our current pipeline in crop protection has two products where we have already filed for registrations with the EPA that we expect to start selling for the 2011 growing season.  In addition, we have two other products that we plan on filing for registrations with the EPA in the near future, one of which we could be selling for the 2011 growing season.  Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

Long-lived Assets

Long-lived assets by geographic region as of June 30, 2010, 2009, and 2008 were as follows:

	Long-lived assets
	2010	2009	2008
United States	$15,766	$11,445	$4,729
Europe	2,401	3,120	3,734
Asia-Pacific	2,836	3,063	3,252
Total	$21,003	$17,628	$11,715

Suppliers and Customers

During the fiscal years ended June 30, 2010 and 2009 approximately 72% and 70%, respectively, of our purchases were from Asia and approximately 18% and 17%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2010 and 2009, sales made to customers in the United States totaled $191,326 and $158,696, respectively.  Sales made to customers outside the United States during fiscal years 2010 and 2009 totaled $155,305 and $163,950, respectively, of which, approximately 68% and 57%, respectively, were to customers located in Europe. No single product or customer accounted for as much as 10% of net sales in fiscal years 2010, 2009 or 2008.

Competition

The Company operates in a highly competitive business environment.  We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices.  Because of our long standing relationships with many suppliers as well as our sourcing operations in both China and India, we are able to ensure that any given product is manufactured at a facility that can meet the regulatory requirements for that product.  For the most part, we store our inventory of chemicals in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill our customer orders on a timely basis.  We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers.  This allows us to ensure that when necessary, sourcing decisions can be made quickly.

Environmental and Regulatory

We are subject to extensive regulation by federal, state and local agencies in the countries in which we do business. Of particular importance is the FDA in the U.S. It has jurisdiction over testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our Health Sciences products.

Certain of our products involve the use, storage and transportation of toxic and hazardous materials.  The Company's operations are subject to extensive laws and regulations relating to the storage, handling, transportation and discharge of materials into the environment and the maintenance of safe working conditions.  We have designed safety procedures to comply with the standards prescribed by federal, state and local regulations.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,900 through fiscal 2011.

Employees

At June 30, 2010, we had 216 employees, none of whom were covered by a collective bargaining agreement.

Item 1A.  Risk factors

You should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial could also impair our business operations.  If any of the following risk factors occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to compete effectively with our competitors, many of which have greater market presence and resources than us, our business, financial condition, operating results and cash flows could be materially adversely affected.

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive global chemical market.  We face intense competition from global and regional distributors of chemical products, many of which are large chemical manufacturers as well as distributors.  Many of these companies have substantially greater resources than us, including greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our products, all of which could materially adversely affect our business, financial condition, operating results and cash flows.

Our distribution operations of APIs concentrate on generic products and therefore are subject to the risks of the generic industry.

The ability of our business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales. Our margins can also be materially adversely affected by the risks inherent to the generic industry.

Dependence on a limited number of suppliers of APIs and other materials could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to timely provide APIs and other materials for generic drugs in connection with ANDAs and such persons’ ability to supply us with these ingredients or materials in sufficient volumes to meet our production requirements. A number of the ingredients or materials that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines.  If there is a significant upswing in demand for an ingredient or other material resulting in an inability to meet demand, if an ingredient or material is otherwise in short supply, or if a supplier has a quality issue, we may experience delays or increased costs in obtaining that ingredient or material.  If we are unable to obtain sufficient quantities of ingredients or other necessary materials, we may experience production delays.

Each of the following could also interrupt the supply of, or increase the cost of, ingredients or other materials:
•    an unwillingness of a supplier to supply ingredients or other materials to us;
•    consolidation of key suppliers;
•    failure of a key supplier’s business process;
•    a key supplier’s inability to access credit necessary to operate its business; or
•    failure of a key supplier to remain in business, to remain an independent supplier, or to adjust to market conditions.

Any interruption in the supply of or increase in the cost of ingredients or other materials provided by single or limited source suppliers could have a material adverse effect on our business, financial condition, operating results and cash flows.

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors could materially adversely affect our business, financial condition, operating results and cash flows.

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

Our revenue stream is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and could be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period. In addition, certain of our products carry a higher gross margin than other products, particularly in the Health Sciences segment. Reduced sales of these higher margin products could have a material adverse effect on our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

Changes to the industries and markets that Aceto serves could have a material adverse effect on our business, financial condition, operating results and cash flows.

The business environment in which we operate remains challenging.  We are subject to the same business cycles as those experienced by automobile, housing, and durable goods manufacturers. Our demand is largely derived from the demand for our customers’ products, which subjects us to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. A material downturn in sales or gross profit due to weak end-user markets and loss of customers could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our operating results could fluctuate in future quarters, which could adversely affect the trading price of our common stock.

Our operating results could fluctuate on a quarterly basis as a result of a number of factors, including the timing of contracts, orders, the delay or cancellation of a contract, and changes in government regulations. Any one of these factors could have a significant impact on our quarterly results. In some quarters, our revenue and operating results could fall below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline.

We have significant inventories on hand.

The Company maintains significant inventories. Any significant unanticipated changes in future product demand or market conditions, including the current uncertainty in the global market, could materially adversely affect the value of inventory and our business, financial condition, operating results and cash flows.

Failure to obtain products from outside manufacturers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside manufacturers to supply products for resale to our customers.  Manufacturing problems, including manufacturing delays caused by plant shutdowns, damage or disruption to raw material supplies due to weather, including any potential effects of climate change, natural disaster or fire, could occur. If such problems occur, we cannot assure that we will be able to deliver our products to our customers profitably or on time.

We could incur significant uninsured environmental and other liabilities inherent in the chemical distribution industry that could materially adversely affect our business, financial condition, operating results and cash flows.

The business of distributing chemicals is subject to regulation by numerous federal, state, local, and foreign governmental authorities.  These regulations impose liability for loss of life, damage to property and equipment, pollution and other environmental damage that could occur in our business.  Many of these regulations provide for substantial fines and remediation costs in the event of chemical spills, explosions and pollution.  While we believe that we are in substantial compliance with all current laws and regulations, we can give no assurance that we will not incur material liabilities that are not covered by insurance or exceed our insurance coverage or that such insurance will remain available on terms and at rates acceptable to us. Additionally, if existing environmental and other regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws could be substantial, thereby materially adversely affecting our business, financial condition, operating results and cash flows.

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

Our products are subject to laws administered by federal, state and foreign governments, including the Toxic Substances Control Act and regulations requiring registration and approval of many of our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Some of our products are subject to the EPA registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on our products and this may require us on our behalf or in joint efforts with other registrants to perform additional testing.  Responding to such requirements may cause delays in or the cessation of the sales of one or more of our products which would adversely affect our profitability. We can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that our resources will be adequate to meet the costs of regulatory compliance or that the economic benefit of complying with the requirement will exceed our cost.

Incidents related to hazardous materials could materially adversely affect our business, financial condition, operating results and cash flows.

Portions of our operations require the controlled use of hazardous materials.  Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could materially adversely affect our business, financial condition, operating results and cash flows.

Violations of cGMP and other government regulations could have a material adverse effect on our business, financial condition and results of operations.

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our business could give rise to product liability claims not covered by insurance or indemnity agreements.

The marketing, distribution and use of chemical products involves substantial risk of product liability claims. We could be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or that we are not indemnified for may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment could have a material adverse effect on our business, financial condition, operating results and cash flows.

We derive many of our products from China and changes in the political and economic policies of China’s government could have a significant impact upon the business we may be able to conduct in China and our financial condition, operating results and cash flows.

Our business operations could be materially adversely affected by the current and future political environment in China. China has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which companies, such as ours, must conduct our business activities in China. China has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to conduct business in China could be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

China’s laws and regulations governing our current business operations in China are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

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

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign businesses conducting business in China. However, the trend of legislation over the last 20 plus years has significantly enhanced the protection of foreign businesses in China. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect China’s government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Fluctuations in foreign currency exchange rates could materially adversely affect our business, financial condition, operating results and cash flows.

A substantial portion of our revenue is denominated in currencies other than the U.S. dollar because certain of our foreign subsidiaries operate in their local currencies. Our business, financial condition, operating results and cash flows therefore could be materially adversely affected by fluctuations in the exchange rate between foreign currencies and the U.S. dollar.

Tax legislation and assessments by various tax authorities could be materially different than the amounts we have provided for in our consolidated financial statements.

We are regularly audited by federal, state, and foreign tax authorities. From time to time, these audits could result in proposed assessments. While we believe that we have adequately provided for any such assessments, future settlements could be materially different than we have provided for and thereby materially adversely affect our earnings and cash flows.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and could have a significant impact on our effective tax rate. In addition, from time to time, various legislative initiatives could be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives.

Changes in tax rules could adversely affect our future reported financial results or the way we conduct our business.

Our future reported financial results could be adversely affected if tax or accounting rules regarding unrepatriated earnings change. The Obama administration announced several proposals to reform United States tax rules, including proposals that could result in a reduction or elimination of the deferral of United States tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate.

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

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for our products and result in a decrease in revenue that could have a negative impact on our results of operations.  Continued volatility and disruption of financial markets in the United States, Europe and Asia could limit our customers’ ability to obtain adequate financing or credit to purchase our products or to maintain operations, and result in a decrease in revenue that could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We have previously incurred charges to our earnings in connection with acquisitions, and may continue to experience charges to our earnings for any acquisitions that we make, including impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations and they could have a material adverse effect on the market price of our common stock.

Our potential liability arising from our commitment to indemnify our directors, officers and employees could materially adversely affect our business, financial condition, operating results and cash flows.

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us.  The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have ”directors and officers” insurance policies that covers a portion of this potential exposure, we could be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In fiscal years 2010 and 2009, approximately 45% and 52%, respectively, of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2010, approximately 72% and 18% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations; we could be subject to other political, military and economic uncertainties, including labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

We rely heavily on key executives for our financial performance.

Our financial performance is highly dependent upon the efforts and abilities of our key executives. The loss of the services of any of our key executives could therefore have a material adverse effect upon our financial position and operating results.  We do not maintain “key-man” insurance on any of our key executives.

Litigation could harm our business and our management and financial resources.

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

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including:

●	quarterly fluctuations in our operating income and earnings per share results
●	technological innovations or new product introductions by us or our competitors
●	economic conditions
●	tariffs, duties and other trade barriers including anti-dumping duties
●	disputes concerning patents or proprietary rights
●	changes in earnings estimates and market growth rate projections by market research analysts
●	sales of common stock by existing security holders
●	loss of key personnel
●	securities class actions or other litigation

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in preparing financial statements in accordance with U.S. generally accepted accounting principles.  Any changes in the estimates, judgments and assumptions we use could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have material adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K . Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ.  Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission.

Compliance with changing regulation of corporate governance and public disclosure could result in additional expenses.

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations will require the Company to expend additional resources. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we may be required to continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment could result in increased expenses and a diversion of management time and attention from revenue-generating activities.

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

Our website is www.aceto.com.  We make available free of charge through our Internet site, via a link to the SEC’s website at www.sec.gov, our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of our directors and executive officers; and any amendments to those reports and forms.  We make these filings available as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. The information on our website is not incorporated by reference into this Annual Report on Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Our general headquarters and main sales office occupy approximately 26,000 gross square feet of leased space in an office building in Lake Success, New York.  The lease expires in April 2011.

In March 2010, we purchased a building in Port Washington, New York, with an approximate square footage of 48,000 gross square feet, to be the site of our future global headquarters.  It is anticipated that we will move our corporate offices into the new building on or about April 2011.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
              Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2010 and 2009 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2010
First Quarter	$7.38	$6.06
Second Quarter	6.70	4.80
Third Quarter	6.37	4.88
Fourth Quarter	7.25	5.61

FISCAL YEAR 2009
First Quarter	$10.25	$6.53
Second Quarter	11.04	6.40
Third Quarter	11.70	4.86
Fourth Quarter	7.66	5.21

Cash dividends of $0.10 per common share were paid in January and June of fiscal 2010 and fiscal 2009. Cash dividends of $0.10 per common share were paid in January 2008, cash dividends of $0.05 per common share were paid in March 2008 and cash dividends of $0.10 per common share were paid in June of 2008. Our revolving credit facility restricts the payment of cash dividends to $7,500 per year.

As of September 3, 2010, there were 490 holders of record of our common stock.

23,608 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2010:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,913,000	$8.51	73,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,913,000	$8.51	73,000

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

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index and the Peer Group on June 30, 2005.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Aceto Corporation, the S&P 500 Index
and the Dow Jones US Chemicals Index
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
6/05
6/06
6/07
6/08
6/09
6/10
Aceto Corporation
S&P 500
Dow Jones US Chemicals

  ASSUMES $100 INVESTED ON JUNE 30, 2005
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2010

	Aceto Corporation	S&P 500 Index	Dow Jones U.S. Chemicals
June 30, 2005	100	100	100
June 30, 2006	95	109	106
June 30, 2007	129	131	140
June 30, 2008	110	114	163
June 30, 2009	99	84	106
June 30, 2010	88	96	136

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2010	2009	2008	2007	2006

Net sales	$346,631	$322,646	$359,591	$313,473	$297,328
Operating income	9,438	11,893	21,377	15,064	12,429
Income from continuing operations	6,581	8,629	13,473	10,212	9,264
Net income	6,581	8,629	13,473	10,212	9,237

At year end
Working capital	$120,924	$124,709	$128,786	$112,930	$104,707
Total assets	231,851	205,464	222,243	188,478	166,592
Long-term liabilities (including bank loans)	17,578	16,959	16,836	15,548	15,140
Shareholders’ equity	139,644	141,568	140,409	124,827	115,053

Income per common share
Basic income per common share from net income	$0.26	$0.35	$0.55	$0.42	$0.38
Diluted income per common share from net income	$0.26	$0.35	$0.54	$0.41	$0.38
Cash dividends	$0.20	$0.20	$0.25	$0.175	$0.15

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

There continue to be signs of economic stabilization, as per an April 15, 2010 Federal Reserve statistical release, domestic manufacturing output was up 8.3% from its year earlier level. Net sales for fiscal 2010 were $346,631, an increase of $23,985 or 7.4% from fiscal 2009. We are reporting a $2,455 decrease in operating income to $9,438 for the year ended June 30, 2010 as compared to $11,893 for the prior year.  Our net income decreased to $6,581, or $0.26 per diluted share, a decrease of $2,048 or 23.7% compared to fiscal year 2009.  The primary reason for the decline in income is due to approximately $4,661 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO and a SG&A rationalization review and review of our inventory by product line, which were recorded in the second quarter of fiscal 2010.

Our financial position as of June 30, 2010, remains strong, as we had cash, cash equivalents and short-term investments of $31,185, working capital of $120,924, long-term bank loans of $550 and shareholders’ equity of $139,644.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, and nutraceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies. Aceto has also moved further down the supply chain and is now sourcing and distributing the finished dosage form of generic drugs.

The Specialty Chemicals segment is a supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We are currently responding to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. Our current pipeline in crop protection has two products where we have already filed for registrations with the EPA that we expect to start selling for the 2011 growing season.  In addition, we have two other products that we plan on filing for registrations with the EPA in the near future, one of which we could be selling for the 2011 growing season.  Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

We believe our main business strengths are sourcing, quality assurance, regulatory support, and marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and we are marketing this brand globally. With business operations in ten countries, we distribute more than 1,000 chemical compounds used either as principal raw materials or as finished products in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2010.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives include volume incentive rebates.  We record volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded.

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

In accordance with GAAP, we test goodwill and other indefinite-lived intangible assets for impairment on at least an annual basis.  To determine the fair value of these intangible assets, we use many assumptions and estimates that directly impact the results of the testing.  In making these assumptions and estimates, we use industry-accepted valuation models and appropriate market participant assumptions that are reviewed and approved by various levels of management.  If our estimates or our related assumptions change in the future, we may be required to record impairment charges for these assets.

Long-Lived Assets

In accordance with GAAP, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Identifiable intangible assets principally consist of customer relationships, product rights and related intangibles, EPA registrations and related data, patent license, technology-based intangibles and covenants not to compete.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

Taxes

We account for income taxes in accordance with GAAP.   GAAP establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise’s activities during the current and preceding years.  It requires an asset-and-liability approach to financial accounting and reporting of income taxes.

As of June 30, 2010, we had current net deferred tax assets of $794 and non-current net deferred tax assets of $2,419.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

Deferred taxes have not been provided for on the majority of undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations.  A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.  Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

Stock-based Compensation

In accordance with GAAP, we are required to record the fair value of stock-based compensation awards as an expense.  In order to determine the fair value of stock options on the date of grant, we apply the Black-Scholes option-pricing model, including an estimate of forfeitures.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  Expected stock-price volatility is based on the historical daily price changes of the underlying stock which are obtained from public data sources. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. We use historical data to estimate expected dividend yield, expected life and forfeiture rates.

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

Net Sales by Segment Year ended June 30,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$183,500	52.9%	$187,569	58.1%	$(4,069)	(2.2)%
Specialty Chemicals	123,695	35.7	116,906	36.3	6,789	5.8
Crop Protection	39,436	11.4	18,171	5.6	21,265	117.0

Net sales	$346,631	100.0%	$322,646	100.0%	$23,985	7.4%

Gross Profit by Segment Year ended June 30,

					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$29,851	16.3%	$33,619	17.9%	$(3,768)	(11.2)%
Specialty Chemicals	20,148	16.3	17,631	15.1	2,517	14.3
Crop Protection	4,156	10.5	4,370	24.0	(214)	(4.9)

Gross profit	$54,155	15.6%	$55,620	17.2%	$(1,465)	(2.6)%

Net Sales

Net sales increased $23,985, or 7.4%, to $346,631 for the year ended June 30, 2010, compared with $322,646 for the prior year.  We reported sales increases in the Specialty Chemicals and Crop Protection segments and a sales decrease in the Health Sciences segment, as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $4,069 for the year ended June 30, 2010, to $183,500, which represents a 2.2% decrease over net sales of $187,569 for the prior year.  This decrease is predominantly due to decreased sales from our foreign operations, specifically our Asian and The Netherlands operations, due primarily to weak demand from certain customers. The decrease in Health Sciences sales is partially offset by a $7,750 increase in sales of nutraceutical products, sold both domestically and in Germany and $3,105 increase in sales of our domestic generics product group. The increase in sales of nutraceutical products, which represent raw materials used in the production of nutritional supplements, is due to increased penetration of existing products across the entire customer base, as well as new customers. In addition, growth in vitamin sales and medical foods is attributed to increased sales efforts. The increase in sales of our domestic generics product group is due to a rise in reorders of existing products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $123,695 for the year ended June 30, 2010, compared to $116,906 for the prior year, representing a $6,789 or 5.8% increase. Our Specialty Chemicals business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 11.1%, resulting in increased sales of this segment. The increase in sales from this segment is attributable to increased sales of $2,615 in chemicals used to produce surface coatings and a $2,429 increase in sales of chemicals utilized in the food, beverage and cosmetic industries. In addition, we experienced an increase in sales of specialty chemicals from our foreign operations of $2,513.

Crop Protection

Net sales for the Crop Protection segment increased to $39,436 for the year ended June 30, 2010, an increase of $21,265, or 117.0%, over net sales of $18,171 for the prior year.  The increase over the prior year is due primarily to sales of glyphosate, which commenced in the third quarter of 2010.

Gross Profit

Gross profit decreased $1,465 to $54,155 (15.6% of net sales) for the year ended June 30, 2010, as compared to $55,620 (17.2% of net sales) for the prior year.  In December 2009, we completed a review of our inventory by product line and recorded an $859 non-cash inventory write-down to its estimated net realizable value, included in cost of sales, relating to certain Health Sciences and Specialty Chemicals inventories.

Health Sciences

Health Sciences’ gross profit of $29,851 for the year ended June 30, 2010 decreased by $3,768, or 11.2%, over the prior year. The gross margin declined to 16.3% for the year ended June 30, 2010 compared to 17.9% for the prior period.  The decrease in gross profit was partially attributable to the overall decline in sales volume. Our foreign operations, specifically Germany, experienced a drop in gross profit of $4,610 over the prior period due to the reduction of reorders of existing products that generally yield a more favorable gross margin.

Specialty Chemicals

Gross profit for the year ended June 30, 2010, increased by $2,517, or 14.3%, over the prior year.  Gross margin was 16.3% for the year ended June 30, 2010 compared to 15.1% for the prior year.  The increase in both gross profit and gross margin is due primarily to sales volume rise and favorable product mix, particularly in chemicals utilized to produce surface coatings and miscellaneous organic chemicals.

Crop Protection

Gross profit for the Crop Protection segment decreased to $4,156 for the year ended June 30, 2010, versus $4,370 for the prior year, a decrease of $214 or 4.9%.  Gross margin for the year ended June 30, 2010 was 10.5% compared to the prior year gross margin of 24.0%. The decrease in the gross profit and gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products and an herbicide used on sugar cane.  These decreases are partially offset by the gross profit related to a herbicide used to control sedge on rice, vegetables and grasses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $990, or 2.3%, to $44,717 for the year ended June 30, 2010 compared to $43,727 for the prior year. As a percentage of sales, SG&A decreased to 12.9% for the year ended June 30, 2010 versus 13.6% for the prior year. In the second quarter of fiscal 2010, approximately $2,587 of one-time costs associated with the separation of the Company’s former Chairman of the Board of Directors and CEO, were recorded. In addition, the Company completed an SG&A rationalization review and recorded charges of approximately $1,215 for personnel related costs in conjunction with its cost reduction efforts. The increase in SG&A is partially offset by a decline of $2,293 in personnel related costs due to decreased accrued bonus expense, decrease in fringe benefits and a decline in stock-based compensation expense. SG&A also decreased due to a $436 drop in sales and marketing expenses. In addition, in the prior period, we had $153 in research and development expenses (R&D) with no comparable amount in fiscal 2010 due to the abandonment in fiscal 2009 of R&D related to two finished dosage form generic pharmaceutical products that were to be distributed in Europe.

Operating Income

Fiscal 2010 operating income was $9,438 compared to $11,893 in the prior year, a decrease of $2,455 or 20.6%.  This decrease was due to the overall decrease in gross profit of $1,465 and increase in SG&A of $990 from the prior year.

Interest and Other Income, Net

Interest and other income, net was $995 for the year ended June 30, 2010, which was relatively consistent to the amount of $937 that was in the prior year.

Provision for Income Taxes

The effective tax rate for fiscal 2010 increased to 35.5% from 32.2% for fiscal 2009.  The increase in the effective tax rate was due to various factors including tax charges related to the reorganization of our Shanghai operations and an increase in the expected mix of profits from higher tax rate jurisdictions in 2010.

Results of Operations

Fiscal Year Ended June 30, 2009 Compared to Fiscal Year Ended June 30, 2008

Net Sales by Segment Year ended June 30,

					Comparison 2009
	2009		2008		Over/(Under) 2008
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$187,569	58.1%	$211,481	58.8%	$(23,912)	(11.3)%
Specialty Chemicals	116,906	36.3	129,662	36.1	(12,756)	(9.8)
Crop Protection	18,171	5.6	18,448	5.1	(277)	(1.5)

Net sales	$322,646	100.0%	$359,591	100.0%	$(36,945)	(10.3)%

	Gross Profit by Segment Year ended June 30,

					Comparison 2009
	2009		2008		Over/(Under) 2008
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$33,619	17.9%	$44,612	21.1%	$(10,993)	(24.6)%
Specialty Chemicals	17,631	15.1	18,782	14.5	(1,151)	(6.1)
Crop Protection	4,370	24.0	3,911	21.2	459	11.7

Gross profit	$55,620	17.2%	$67,305	18.7%	$(11,685)	(17.4)%

Net Sales

Net sales decreased $36,945, or 10.3%, to $322,646 for the year ended June 30, 2009, compared with $359,591 for the prior year.  We reported sales decreases in each of our three segments, as explained below.

Health Sciences

Net sales for the Health Sciences segment decreased by $23,912 for the year ended June 30, 2009, to $187,569, which represents an 11.3% decrease over net sales of $211,481 for the prior year.  This decrease is due to various factors including decreased sales from our foreign operations of $13,336, specifically our German and Singapore operations, due primarily to certain customers controlling inventory spending due to the economic recession. Sales of domestic pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products declined by $5,472.  Sales in our domestic generics product group decreased by $8,820 as the 2009 forecast for global pharmaceutical sales had declined from the prior prediction.  In addition, we saw a decrease in reorders of existing products. We expect this difficult market to continue into the upcoming months. The overall decrease in sales for the Health Sciences segment is offset, in part, by an increase in sales of $3,522 of our domestic nutraceutical products, which represent raw materials used in the production of nutritional supplements.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $116,906 for the year ended June 30, 2009, compared to $129,662 for the prior year.  Our chemical business is diverse in terms of products, customers and consuming markets and is directly impacted by the overall difficult market conditions we are facing which resulted in our sales in the Specialty Chemicals segment to decline 9.8% from the prior year. The decrease in sales from this segment is attributable to decreased sales of $3,644 in chemicals used in aroma products, a decline of $1,956 in sales of color pigments, a $3,636 drop in chemicals used to produce surface coatings, a $1,224 decrease in miscellaneous organic chemicals and reduced sales of agricultural, dye, pigment and other intermediates which together decreased $3,968. Sales of Specialty Chemicals from our foreign operations also declined by $993 due to reduced demand. These decreases are partially offset by an increase of $1,498 in sales of chemicals utilized in the food, beverage and cosmetic industries and a $1,250 increase in sales of polymer additives.

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

Specialty Chemicals

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased $2,201, or 4.8%, to $43,727 for the year ended June 30, 2009 compared to $45,928 for the prior year. As a percentage of sales, SG&A increased to 13.6% for the year ended June 30, 2009 versus 12.8% for the prior year. The decrease in SG&A is partially attributed to a decrease of $1,343 in legal expenses from the prior year for which there is no comparable amount in the current year. These legal costs in the prior year related to an antitrust case that we previously commenced against the owner of certain licensed technology used with one of our crop protection products, which was settled in May 2008. SG&A experienced a $590 drop in sales and marketing expenses, which is directly related to the decline in sales. In addition, in connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with the former owners of the Arsynco property. Accordingly, the Company recorded a gain of $550, which is included in SG&A, related to past environmental costs. These decreases in SG&A are partially offset by higher bad debt expense of $309 as a result of additional reserves.

Operating Income

Fiscal 2009 operating income was $11,893 compared to $21,377 in the prior year, a decrease of $9,484 or 44.4%.  This decrease was due to the overall decrease in gross profit of $11,685 offset by a $2,201 decline in SG&A.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2010, we had $30,850 in cash, of which $24,457 was outside the United States, $335 in short-term investments and $550 in long-term bank loans.  The $24,457 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2010 decreased $26,911 from the amount at June 30, 2009.  Operating activities for the year ended June 30, 2010 used cash of $15,499 as compared to cash provided by operations of $22,511 for the comparable 2009 period. The $15,499 was comprised of $6,581 in net income, $2,957 derived from adjustments for non-cash items and a net $25,037 decrease from changes in operating assets and liabilities. The non-cash items included $2,796 in depreciation and amortization expense, $1,043 in stock compensation, $257 for the provision for doubtful accounts and an $859 non-cash inventory write-down. Trade accounts receivable increased $30,853 during the year ended June 30, 20010 due to an increase in sales during the fourth quarter of 2010 as compared to the fourth quarter of 2009. Inventories and accounts payable increased by approximately $23,069 and $16,206, respectively, due primarily to Crop Protection advance purchases of Glyphosate, for sales to occur in the fiscal 2011 growing season.  Inventories and accounts payable have also increased related to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products expected to be shipped in the first and second quarters of fiscal 2011, as well as overall improvement in the economy, which has a direct affect on the Specialty Chemicals business.  Accrued expenses and other liabilities increased $16,347 during the year ended June 30, 2010, due primarily to advance payments from customers and an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany. Payments on the $917 liability at June 30, 2010 related to the Company’s former Chairman and CEO are required to be made through the third quarter of fiscal 2012 and payments on the $633 accrual at June 30, 2010 for personnel related costs in conjunction with our cost reduction efforts are anticipated to be made through the second quarter of fiscal 2013. Other receivables increased $2,960 due to an increase in VAT taxes receivables in our European subsidiaries. We do not anticipate any significant impact on our liquidity and capital resources to fund ongoing operating expenditures and the continuation of semi-annual cash dividends for the next twelve months due to the decline in our cash position.

Our cash position at June 30, 2009 increased $11,246 from the amount at June 30, 2008.  Operating activities for the year ended June 30, 2009 provided cash of $22,511 as compared to cash provided by operations of $15,418 for the comparable 2008 period.  The $22,511 was comprised of $8,629 in net income, $4,123 derived from adjustments for non-cash items and a net $9,759 increase from changes in operating assets and liabilities. The primary reason for the increase in cash provided by operations from 2008 to 2009 relates to a decrease in trade accounts receivable due to decreased sales during the fourth quarter of 2009 as compared to the fourth quarter of 2008, as well as a significant improvement in days sales outstanding. This increase in cash provided by operations in 2009 is also the result of decreased inventories, partly offset by a reduction in accounts payable, due primarily to a reduction of inventories in both our domestic Health Sciences and Specialty Chemicals segments as a result of the Company carrying less inventory due to the market conditions of the economy at that time. Operating activities for the year ended June 30, 2008 provided cash of $15,418 as compared to cash provided by operations of $4,163 for the comparable 2007 period.  The $15,418 was comprised of $13,473 in net income and $5,602 derived from adjustments for non-cash items, offset by a net $3,657 decrease from changes in operating assets and liabilities. The primary reason for the increase in cash provided by operations from 2007 to 2008 relates to the increase in net income, as well as inventories increased more during the 2007 year compared to 2008, as a result of a ramp-up in orders for products shipped in the first quarter of 2008 and an increase in products in which we have decided, at that time, to carry stock.

Investing activities for the year ended June 30, 2010 used cash of $6,109 primarily related to purchases of noncontrolling interest of $460, property and equipment of $3,960, payments of $4,058 for intangible assets and $413 for net assets of business acquired, offset by payments of $1,025 received on notes receivable and $1,142 of distributions from a joint venture. In March 2010, we purchased a building in Port Washington, New York to be the site of our future global headquarters. It is anticipated that we will move our corporate offices into the new building on or about April 2011, when the lease at our current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,600. In addition, the Company is contemplating a mortgage on the new facility, in the amount of $3,000 to $4,000, to free up working capital. We expect capital expenditures, excluding the new facility, will be between $600 and $800 during fiscal 2011. Investing activities for the year ended June 30, 2009 used cash of $4,063 primarily related to the purchase of investments of $10,173, the acquisition of $2,114 of product registrations and related data filed with the United States Environmental Protection Agency and payments to various task force groups related to certain Crop Protection products, $2,020 of the issuance of a notes receivable related to a supplier agreement and $557 related to purchases of property and equipment.  Cash used in investing activities is offset in part by $9,964 of maturities of investments, $437 from payments of notes receivable and proceeds from sale of intangible assets of $400. Investing activities for the year ended June 30, 2008 provided cash of $1,404 primarily related to maturities and sale of investments of $2,200 and proceeds from sale of intangible assets of $400. Cash provided by investing activities is offset in part by the purchases of property and equipment of $1,197.

Financing activities for the year ended June 30, 2010 used cash of $2,441, primarily from the payment of $5,067 of dividends, offset by $1,714 of proceeds from the exercise of stock options and $550 related to bank loans.   Financing activities for the year ended June 30, 2009 used cash of $4,261 primarily from the payment of $4,949 of dividends and a $500 payment of a note payable partly offset by proceeds from the exercise of stock options of $1,020. Financing activities for the year ended June 30, 2008 used cash of $6,030 primarily from the payments of dividends of $6,110.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $17,368, as of June 30, 2010.  We are not subject to any financial covenants under these arrangements.

In April 2010, the Company amended its revolving credit agreement with a financial institution (the “New Credit Agreement”), which expires December 31, 2012, and provides for available credit of $25,000.   The New Credit Agreement replaces the previous revolving credit agreement in its entirety. Under the New Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit.  Interest under the New Credit Agreement is at LIBOR plus 2.00%. At June 30, 2010, we had utilized $608 in bank loans and letters of credit, leaving $24,392 of this facility unused.  The New Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. The Company is also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2010.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  The Company’s previous revolving credit agreement provided for available credit of $10,000.  Interest under the previous credit agreement was at LIBOR plus 1.50%.

Working Capital Outlook

Working capital was $120,924 at June 30, 2010, versus $124,709 at June 30, 2009.  The decrease in working capital was primarily attributable to the decrease in net income, as well as the acquisition, in March 2010, of a building in Port Washington, New York to be the site of our future global headquarters. It is anticipated that we will move our corporate offices into the new building on or about April 2011, when the lease at our current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,600. In addition, the Company is contemplating a mortgage on the new facility, in the amount of $3,000 to $4,000, to free up working capital. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,900 over the next fiscal year.  We continue to believe it is beneficial to us to make advance inventory purchases of Glyphosate, which will again be substantial for fiscal 2011.

In connection with Arsynco, the Company could pay out approximately $700 in fiscal 2011, related to the environmental remediation obligation.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under operating lease agreements, bank borrowings, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2010, we had no significant obligations for capital expenditures. However, the amount to be expended on the new facility could approximate $7,600 in total.

At June 30, 2010, contractual cash obligations and other commercial commitments were as follows:

	Payments Due and/or Amount of Commitment (Expiration per Period)

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years

Operating leases	$3,651	$1,780	$1,055	$608	$208

Long-term bank loans	550	-	550	-	-

Commercial letters of credit	58	58	-	-	-

Standby letters of credit	247	247	-	-	-

Unconditional purchase obligations	63,541	63,541	-	-	-

Total	$68,047	$65,626	$1,605	$608	$208

      Other significant commitments and contingencies include the following:

1.
A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA  regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such  memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,900 through fiscal 2011.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2010 and 2009, a liability of $8,300 and $8,400, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2010 and 2009 is $3,735 and $3,780, respectively, which is included in the accompanying, consolidated balance sheets.

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

Related Party Transactions

Certain of our directors are affiliated with law firms that serve as our legal counsel on various corporate matters.  During fiscal years 2010, 2009 and 2008, we incurred legal fees of $405, $350 and $342, respectively, for services rendered to the Company by those law firms.  We believe that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

Impact of New Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10 (the Codification) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. ASC 105-10 establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. ASC 105-10 is the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. ASC 105-10 became effective in the first quarter of 2010 and as ASC 105-10 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

ASC 260-10 (FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with GAAP. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, which for Aceto is fiscal 2011. The Company believes that there will be no impact upon adoption of ASC 810-10 on its results of operations and financial position.

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

Investment Market Price Risk

We had short-term investments of $335 at June 30, 2010.  Those short-term investments consisted of corporate equity securities.  Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $34 as of June 30, 2010.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2010, we had foreign currency contracts outstanding that had a notional amount of $21,643.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2010, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2010, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2010, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,009.  Actual results may differ.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2010, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2010, was effective.

Our internal control over financial reporting as of June 30, 2010, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Aceto Corporation's internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2010 and our report dated September 10, 2010, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 10, 2010

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 2, 2010.

Item 11.  Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 2, 2010.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 2, 2010.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 2, 2010.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 2, 2010.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)
The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number                                          Description

3.1	Restated Certificate of Incorporation, dated November 18, 1976 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.2
Certificate of Amendment of Certificate of Incorporation, dated February 18, 1983 (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.3
Certificate of Amendment of Certificate of Incorporation, dated February 7, 1984 (incorporated by reference to Exhibit 3.3 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.4
Certificate of Amendment of Certificate of Incorporation, dated December 17, 1984 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.5
Certificate of Amendment of Certificate of Incorporation, dated November 21, 1985 (incorporated by reference to Exhibit 3.5 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.6
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1985 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.7
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1986 (incorporated by reference to Exhibit 3.7 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.8
Certificate of Amendment of Certificate of Incorporation, dated December 10, 1987 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.9
Certificate of Amendment of Certificate of Incorporation, dated February 4, 1988 (incorporated by reference to Exhibit 3.9 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.10
Certificate of Amendment of Certificate of Incorporation, dated March 1, 1988 (incorporated by reference to Exhibit 3.10 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.11
Certificate of Amendment of Certificate of Incorporation, dated January 5, 1989 (incorporated by reference to Exhibit 3.11 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.12
Certificate of Amendment of Certificate of Incorporation, dated February 15, 1990 (incorporated by reference to Exhibit 3.12 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.13
Certificate of Change of Certificate of Incorporation, dated December 18, 1990 (incorporated by reference to Exhibit 3.13 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.14
Certificate of Amendment of Certificate of Incorporation, dated January 4, 1991 (incorporated by reference to Exhibit 3.14 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.15
Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (incorporated by reference to Exhibit 3.15 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.16
Certificate of Amendment of Certificate of Incorporation, dated December 3, 2003 (incorporated by reference to Exhibit 3.16 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.17
Amended and Restated By-Laws, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).

10.1
Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2
Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3*	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990).

10.4
1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v)(c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6
Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8
Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc., dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(a) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.10
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc., dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(b) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.11
Lease between CDC Products Corp. and Seaboard Estates, Inc., dated October 31, 1999 (incorporated by reference to Exhibit 10(vi)(c) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.12
Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation, dated October 16, 1998 (incorporated by reference to Exhibit 10(vii) to the Company’s annual report on Form 10-K for the year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.13
Asset Purchase Agreement among Magnum Research Corp., CDC Products Corp., Roy Gross and Aceto Corporation, dated as of July 7, 1999 (incorporated by reference to Exhibit 10(viii) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.14
Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation, dated January 18, 2000 (incorporated by reference to Exhibit 10(ix) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.15
Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.16
Share Purchase Agreement between Aceto Holding GmbH and Corange Deutschland Holding GmbH, dated December 12, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004 (File Number: 000-04217, Film Number: 04524806)).

10.17
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.18
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.19
Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of May 10, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended June 30, 2002 (File Number: 000-04217, Film Number: 02774485)).

10.20
Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.21
Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.22
Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated June 26, 2007 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended June 30, 2007).

10.23
Amended and Restated Credit Agreement among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.24
Amended and Restated Revolving Credit Note made payable by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc. to the order of JPMorgan Chase Bank, N.A., dated April 23, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.25
Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.26
Employment Agreement between Aceto Corporation and Leonard S. Schwartz, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.27
Employment Agreement between Aceto Corporation and Douglas Roth, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.28
Employment Agreement between Aceto Corporation and Vincent Miata, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.29
Employment Agreement between Aceto Corporation and Frank DeBenedittis, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.30
Employment Agreement between Aceto Corporation and Michael Feinman, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.31
Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2010 and 2009

Consolidated statements of income for the years ended June 30, 2010, 2009 and 2008

Consolidated statements of cash flows for the years ended June 30, 2010, 2009 and 2008

Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2010, 2009 and 2008

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation:

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2010 and 2009 and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2010.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 10, 2010

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2010 AND 2009 (in thousands, except per-share amounts)

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,850	$57,761
Investments	335	541
Trade receivables: less allowance for doubtful accounts (2010, $1,098; $2009, 976)	74,674	46,996
Other receivables	11,004	9,361
Inventory	74,857	54,402
Prepaid expenses and other current assets	1,969	1,006
Deferred income tax asset, net	1,864	1,579
Total current assets	195,553	171,646

Long-term notes receivable	-	1,000
Property and equipment, net	6,913	4,249
Property held for sale	3,752	3,752
Goodwill	1,730	1,861
Intangible assets, net	12,360	11,518
Deferred income tax asset, net	2,419	2,366
Other assets	9,124	9,072

TOTAL ASSETS	$231,851	$205,464

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,970	$25,126
Accrued expenses	33,589	20,739
Deferred income tax liability	1,070	1,072
Total current liabilities	74,629	46,937

Long-term bank loans	550	-
Long-term liabilities	9,421	9,017
Environmental remediation liability	7,607	7,451
Deferred income tax liability	-	491
Total liabilities	92,207	63,896

Commitments and contingencies (Note 15)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 25,415 and 24,771 shares outstanding at June 30, 2010 and 2009, respectively	256	256
Capital in excess of par value	53,686	56,767
Retained earnings	86,958	85,450
Treasury stock, at cost, 229 and 873 shares at June 30, 2010 and 2009, respectively	(2,209)	(8,430)
Accumulated other comprehensive income	953	7,525
Total shareholders’ equity	139,644	141,568

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$231,851	$205,464

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008 (in thousands, except per-share amounts)

	2010	2009	2008

Net sales	$346,631	$322,646	$359,591
Cost of sales	292,476	267,026	292,286
Gross profit	54,155	55,620	67,305

Selling, general and administrative expenses	44,717	43,727	45,928
Operating income	9,438	11,893	21,377

Other income (expense):
Interest expense	(230)	(98)	(145)
Interest and other income, net	995	937	957
	765	839	812

Income from continuing operations before income taxes	10,203	12,732	22,189
Provision for income taxes	3,622	4,103	8,716
Net income	$6,581	$8,629	$13,473

Net income per common share	$0.26	$0.35	$0.55

Diluted income per common share	$0.26	$0.35	$0.54

Weighted average shares outstanding:
Basic	24,979	24,487	24,346
Diluted	25,224	24,978	24,800

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008 (in thousands)

	2010	2009	2008

Operating activities:
Net income	$6,581	$8,629	$13,473
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,796	1,866	2,378
Provision for doubtful accounts	257	528	98
Non-cash stock compensation	1,043	1,560	1,285
Non-cash inventory write-down	859	-	-
Unrealized (gain) loss on trading securities	(1)	214	6
Deferred income taxes	(796)	191	1,835
Earnings on equity investment in joint venture	(1,201)	(236)	-
Changes in assets and liabilities:
Investments – trading securities	-	-	324
Trade accounts receivable	(30,853)	18,448	(7,326)
Other receivables	(2,960)	(4,192)	(1,647)
Inventory	(23,069)	14,771	(7,989)
Prepaid expenses and other current assets	(1,027)	(209)	345
Other assets	319	231	(1,832)
Accounts payable	16,206	(17,299)	9,615
Accrued expenses and other liabilities	16,347	(1,991)	4,853
Net cash (used in) provided by operating activities	(15,499)	22,511	15,418
Investing activities:
Payment for net assets of business acquired	(413)	-	-
Purchase of noncontrolling interest	(460)	-	-
Purchases of investments	-	(10,173)	-
Proceeds from sale of investments	-	-	1,000
Maturities of investments	215	9,964	1,200
Distributions from joint venture	1,142	-	-
Payments received on notes receivable	1,025	437	98
Issuance of notes receivable	-	(2,020)	-
Proceeds from sale of intangible assets	400	400	400
Payments for intangible assets	(4,058)	(2,114)	(97)
Purchases of property and equipment, net	(3,960)	(557)	(1,197)
Net cash (used in) provided by investing activities	(6,109)	(4,063)	1,404

Financing activities:
Proceeds from exercise of stock options	1,714	1,020	87
Excess income tax benefit on stock option exercises and restricted stock	362	168	18
Payment of cash dividends	(5,067)	(4,949)	(6,110)
Payment of note payable-related party	-	(500)	-
Borrowings (repayments) of bank loans	550	-	(25)
Net cash used in financing activities	(2,441)	(4,261)	(6,030)

Effect of foreign exchange rate changes on cash	(2,862)	(2,941)	3,403

Net (decrease) increase in cash and cash equivalents	(26,911)	11,246	14,195
Cash and cash equivalents at beginning of period	57,761	46,515	32,320
Cash and cash equivalents at end of period	$30,850	$57,761	$46,515

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME FOR THE YEARS ENDED JUNE 30, 2010, 2009 AND 2008 (in thousands, except per-share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at June 30, 2007	25,644	256	56,854	74,419	(1,314)	(12,693)	5,991	124,827
Net income	-	-	-	13,473	-	-	-	13,473
Other comprehensive income:
Change in fair value of cross currency interest rate swap	-	-	-	-	-	-	75	75
Foreign currency translation Adjustments	-	-	-	-	-	-	6,944	6,944
Unrealized gain on available for sale investments	-	-	-	-	-	-	42	42
Defined benefit plans, net of tax of $29	-	-	-	-	-	-	62	62
Comprehensive income:								20,596
Stock issued pursuant to employee stock incentive plans	-	-	(20)	-	15	150	-	130
Issuance of restricted stock, net of forfeitures	-	-	(821)	-	85	821	-	-
Dividends declared ($0.25 per share)	-	-	-	(6,114)	-	-	-	(6,114)
Share-based compensation	-	-	865	-	-	-	-	865
Exercise of stock options	-	-	(64)	-	16	151	-	87
Tax benefit from exercise of stock options	-	-	18	-	-	-	-	18
Balance at June 30, 2008	25,644	256	56,832	81,778	(1,198)	(11,571)	13,114	140,409
Net income	-	-	-	8,629	-	-	-	8,629
Other comprehensive income:
Foreign currency translation Adjustments	-	-	-	-	-	-	(5,689)	(5,689)
Defined benefit plans, net of tax of $47	-	-	-	-	-	-	100	100
Comprehensive income:								3,040
Stock issued pursuant to employee stock incentive plans	-	-	(23)	-	11	109	-	86
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(1,056)	-	144	1,388	-	332
Dividends declared ($0.20 per share)	-	-	-	(4,957)	-	-	-	(4,957)
Share-based compensation	-	-	1,470	-	-	-	-	1,470
Exercise of stock options	-	-	(624)	-	170	1,644	-	1,020
Tax benefit from employee stock incentive plans	-	-	168	-	-	-	-	168
Balance at June 30, 2009	25,644	256	56,767	85,450	(873)	(8,430)	7,525	141,568
Net income	-	-	-	6,581	-	-	-	6,581
Other comprehensive income:
Foreign currency translation Adjustments	-	-	-	-	-	-	(6,471)	(6,471)
Defined benefit plans, net of tax of $48	-	-	-	-	-	-	(101)	(101)
Comprehensive income:								9
Stock issued pursuant to employee stock incentive plans	-	-	(30)	-	10	99	-	69
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(642)	-	67	648	-	6
Dividends declared ($0.20 per share)	-	-	-	(5,073)	-	-	-	(5,073)
Share-based compensation	-	-	989	-	-	-	-	989
Exercise of stock options	-	-	(3,760)	-	567	5,474	-	1,714
Tax benefit from employee stock incentive plans	-	-	362	-	-	-	-	362
Balance at June 30, 2010	25,644	$256	$53,686	$86,958	(229)	$(2,209)	$953	$139,644

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, quality assurance, regulatory support, marketing and distribution of pharmaceuticals, nutraceuticals, specialty chemicals and crop protection products used principally as raw materials in the agricultural, color, pharmaceutical, surface coating/ink and general chemical consuming industries. Most of the chemicals distributed by the Company are purchased from companies located outside the United States.  The Company’s customers are primarily located throughout the United States, Europe and Asia.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  The Company’s most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other indefinite-life intangible assets; long-lived assets; environmental matters and other contingencies; income taxes; and stock-based compensation.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2010 is $494 of restricted cash.

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
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2010 and 2009 are as follows:

	2010	2009
Cumulative foreign currency translation adjustments	$854	$7,325
Defined benefit plans	99	200
Total	$953	$7,525

The foreign currency translation adjustments for the year ended June 30, 2010 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

Stock Options

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award.  GAAP also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.   The Company’s policy is to satisfy stock-based compensation awards with treasury shares.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  The Company’s sales incentives include volume incentive rebates.  The Company records such volume incentive rebates as the underlying revenue transactions that result in progress by the customer in earning the rebate are recorded, in accordance with GAAP.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2010, 2009 and 2008:

	2010	2009	2008

Weighted average shares outstanding	24,979	24,487	24,346

Dilutive effect of stock options and restricted stock awards and units	245	491	454
Diluted weighted average shares outstanding	25,224	24,978	24,800

There were 1,702, 1,703 and 1,534 common equivalent shares outstanding as of June 30, 2010, 2009 and 2008, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The components of property and equipment were as follows:

	June 30, 2010	June 30, 2009	Estimated useful life (years)
Machinery and equipment	$957	$1,051	3-7
Leasehold improvements	289	373	Shorter of asset life or lease term
Computer equipment and software	4,189	4,072	3-5
Furniture and fixtures	1,193	1,217	5-10
Automobiles	196	249	3
Building	4,780	3,240	20
Land	1,842	233	-
	$13,446	$10,435
Accumulated depreciation and amortization	6,533	6,186
	$6,913	$4,249

Property held for sale represents land and land improvements of $3,752 at June 30, 2010 and 2009.  See Note 7, “Environmental Remediation” for further discussion on property held for sale

Depreciation and amortization of property and equipment amounted to $798, $824 and $1,174 for the years ended June 30, 2010, 2009, and 2008, respectively.

Goodwill and Other Intangibles

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of customer relationships, patent license, technology-based intangibles,  EPA registrations and related data, trademarks, product rights and related intangibles and covenants not to compete.  Goodwill and other intangible assets that have an indefinite life are not amortized.

In accordance with GAAP, the Company tests goodwill and other intangible assets for impairment on at least an annual basis.  Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value.  The impairment testing is performed in two steps: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill.  To determine the fair value of these intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing.  In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management.

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

Accounting for Derivatives and Hedging Activities

The Company accounts for derivatives and hedging activities under the provisions of GAAP which establishes accounting and reporting guidelines for derivative instruments and hedging activities.  GAAP requires the recognition of all derivative financial instruments as either assets or liabilities in the statement of financial condition and measurement of those instruments at fair value.  Changes in the fair values of those derivatives are reported in earnings or other comprehensive income depending on the designation of the derivative and whether it qualifies for hedge accounting.  The accounting for gains and losses associated with changes in the fair value of a derivative and the effect on the consolidated financial statements depends on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value or cash flows of the asset or liability hedged.  The method that is used for assessing the effectiveness of a hedging derivative, as well as the measurement approach for determining the ineffective aspects of the hedge, is established at the inception of the hedged instrument.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
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

Foreign Currency

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with GAAP. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.

In the third quarter of 2008, the Company changed the functional currency of its Chinese subsidiaries from the Chinese Renminbi to the U.S. Dollar, since these subsidiaries primarily generate and expend cash in the U.S. Dollar.  As a result, the Company recorded a correction of an error in the third quarter of 2008, which resulted in additional interest and other income, net of approximately $559, which represented approximately $389 after tax profit. The Company did not deem this adjustment to be material to any prior quarters in fiscal 2008 based upon both quantitative and qualitative factors.  In addition, this adjustment did not impact the 2008 year-to-date reported results. This matter was not corrected for periods prior to June 30, 2008 due to the immateriality of the effects of this in earlier years.

Reclassifications

Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year presentation.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

(3) Investments

A summary of short-term investments was as follows:

	June 30, 2010		June 30, 2009
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$335	$14	$334	$14

Held to Maturity Investments
Time deposits	$-		$207	$207
	$335		$541

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains (losses) on trading securities were $1, ($214), and ($6) for fiscal 2010, 2009 and 2008, respectively.

(4) Fair Value Measurements

GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly fashion between market participants at the measurement date. GAAP establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  The hierarchy consists of three levels:

     Level 1 –   Quoted market prices in active markets for identical assets or liabilities;

     Level 2 –   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

     Level 3 –   Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2010 the Company had foreign currency contracts outstanding that had a notional amount of $21,643. Unrealized (losses) gains on hedging activities for the years ended June 30, 2010, 2009, and 2008, amounted to ($981), $715, and $5, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2010 and 2009:

	Fair Value Measurements at June 30, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$539	-	$539

Investments:
Trading securities	$335	-	-	335

Foreign currency contracts-assets (1)	-	68	-	68
Foreign currency contracts-liabilities (2)	-	937	-	937
Contingent consideration (3)			$456	456

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2010.
(2)           Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2010.
(3)	$388 included in “Accrued expenses” and $68 included in Long-term liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2010.

	Fair Value Measurements at June 30, 2009 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$2,442	-	$2,442

Investments:
Trading securities	$334	-	-	334
Time deposits	-	207	-	207

Foreign currency contracts-assets (4)	-	1,183	-	1,183
Foreign currency contracts-liabilities (5)	-	455	-	455

(4)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2009.
(5)           Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2009.

As of June 30, 2010, the Company had $456 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010. The Company did not hold financial assets and liabilities which were recorded at fair value in the Level 3 category as of June 30, 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The portion of FASB Accounting Standards Codification (ASC) 820-10 corresponding to the guidance in FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157” delayed the effective date of fair value measurements and disclosures under the remainder of ASC 820-10 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the Company’s first quarter beginning July 1, 2009. These include goodwill and other non-amortizable intangible assets. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using an undiscounted cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

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

(5)  Goodwill and Other Intangible Assets

Goodwill of $1,730 and $1,861 as of June 30, 2010 and June 30, 2009, respectively, relates to the Health Sciences segment and reporting unit.

On March 1, 2010, the Company acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries for approximately $413 in cash. The acquisition was accounted for using the purchase method of accounting, resulting in $237 of inventory, $565 for customer related intangibles, amortizable over ten years and deductible for income tax purposes and $155 for technology-based intangibles, amortizable over seven years and deductible for income tax purposes.  In addition, the Company accrued a liability of approximately $456, which represents contingent consideration related to the future gross profit earned on the type of products purchased, with final payment anticipated to be paid within thirty days after the second anniversary of the closing date. Results of operations for the period from March 1, 2010 to June 30, 2010 are included within the Specialty Chemicals Segment of the Company in the consolidated statements of income for the year ended June 30, 2010. Results of operations prior to the acquisition are not material to the consolidated statements of income for the years ended June 30, 2010, 2009 and 2008. The Company has determined that this acquisition does not constitute a material business combination and therefore is not including pro forma financial statements in this report.

Intangible assets subject to amortization as of June 30, 2010 and 2009 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2010
Customer relationships	$3,245	$2,507	$738
Product rights and related intangibles	346	81	265
Patent license	838	362	476
EPA registrations and related data	12,176	2,279	9,897
Technology-based intangibles	155	7	148
Non-compete agreements	224	224	-
	$16,984	$5,460	$11,524

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2009
Customer relationships	$3,087	$2,426	$661
Product rights and related intangibles	96	24	72
Patent license	838	286	552
EPA registrations and related data	10,149	879	9,270
Non-compete agreements	257	257	-
	$14,427	$3,872	$10,555

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. The estimated useful lives of customer relationships, product rights and related intangibles, patent license, technology-based intangibles, EPA registrations and related data and non-compete agreements are 7-10 years, 3-10 years, 11 years, 7 years, 3-10 years and 5 years, respectively.

As of June 30, 2010 and June 30, 2009, the Company also had $836 and $963, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.

In fiscal 2010 and 2009, changes in goodwill and trademarks are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries. In fiscal 2010 and 2009, changes in the gross carrying value of customer relationships and non-compete agreements are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries. In addition, the fluctuation in fiscal 2010 in the gross carrying value of customer relationships is partly due to the Andrews Paper & Chemical, Co., Inc. acquisition.

Amortization expense for intangible assets subject to amortization amounted to $1,998, $1,042 and $1,204 for the years ended June 30, 2010, 2009 and 2008, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2011 through June 30, 2016 are as follows:  2011: $2,297; 2012: $2,089; 2013: $1,171; 2014: $1,171; 2015: $1,171 and 2016 and thereafter: $3,625.

(6) Accrued Expenses

The components of accrued expenses as of June 30, 2010 and 2009 were as follows:
	2010	2009
Accrued compensation	$4,585	$3,827
Accrued environmental remediation costs-current portion	693	949
Accrued income taxes payable	1,000	1,789
Accrued product registrations and task force groups	1,098	3,888
Accrued value added tax	5,142	3,910
Customers advance payments	11,540	537
Other accrued expenses	9,531	5,839
	$33,589	$20,739

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
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2010 and 2009, a liability of $8,300 and $8,400, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2010 and 2009 is $3,735 and $3,780, respectively, which is included in the accompanying, consolidated balance sheets.

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

(8) Financing Arrangements

In April 2010, the Company amended its revolving credit agreement with a financial institution (the “New Credit Agreement”), which expires December 31, 2012, and provides for available credit of $25,000.   The New Credit Agreement replaces the previous revolving credit agreement in its entirety. Under the New Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit.  Interest under the New Credit Agreement is at LIBOR plus 2.00%, which was 2.35% at June 30, 2010.  The New Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. The Company is also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2010.  Our obligations under the credit agreement are guaranteed by certain of our subsidiaries and are secured by 65% of the capital of certain of our non-domestic subsidiaries.  The Company’s previous revolving credit agreement provided for available credit of $10,000.  Interest under the previous credit agreement was at LIBOR plus 1.50%, which was 1.81% and 3.96% at June 30, 2009 and 2008, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

At June 30, 2010 and 2009, the Company had available lines of credit with foreign financial institutions totaling $17,368 and $20,330, respectively.  The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 1.10%, 1.06% and 3.21% at June 30, 2010, 2009 and 2008, respectively.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $550 in long-term bank loans and $58 in letters of credit leaving an unused facility of $41,760 at June 30, 2010.  At June 30, 2009 the Company had $185 in letters of credit leaving an unused facility of $30,145.

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

In December 2008, the Company granted 222 options to employees at an exercise price of $8.62 per share.  These options vested over one year and will expire ten years from the date of grant.

In December 2007, the Company granted 239 options to non-employee directors and employees at an exercise price of $8.05 per share.  These options vested on the first anniversary of the date of grant and expire ten years from the date of grant.

All options granted were at exercise prices equal to the market value of the common stock on the date of grant.  As of June 30, 2010, there were 39 and 34 shares of common stock available for grant under the 2007 and 2002 Plans, respectively.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan).  In accordance with the 1998 Plan, the Company’s Board of Directors (Board) may grant up to 1,688 shares of common stock in the form of stock options or restricted stock to eligible participants.  The exercise price per share, determined by the Board, for options granted cannot be less than the market value of the stock on the date of grant.  The options vest as determined by the Board and expire no later than ten years from the date of grant.  Restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant.  Such restricted stock award may include premium shares greater than the portion of bonus paid in restricted stock.  The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board.  The premium shares vest when the restrictions lapse, provided that the participant remains employed by the Company at that time.  The 1998 Plan expired in December 2008.  Outstanding options survive the expiration of the 1998 Plan.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

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

The following summarizes the shares of common stock under options for all plans at June 30, 2010, 2009 and 2008, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2007	2,700	$7.58
Granted	239	8.05
Exercised	(16)	5.57
Forfeited (including cancelled options)	(44)	10.07
Balance at June 30, 2008	2,879	$7.59
Granted	222	8.62
Exercised	(170)	5.99
Forfeited (including cancelled options)	(28)	10.06
Balance at June 30, 2009	2,903	$7.74
Granted	-	-
Exercised	(567)	3.02
Forfeited (including cancelled options)	(423)	10.59
Balance at June 30, 2010	1,913	$8.51	$559
Options exercisable at June 30, 2010	1,913	$8.51	$559

The total intrinsic value of stock options exercised during the years ended June 30, 2010, 2009 and 2008 was approximately
$1,373, $695 and $48, respectively.   At June 30, 2010, outstanding options had expiration dates ranging from October 25, 2010 to December 4, 2018.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2010, 2009 and 2008, restricted stock awarded and premium shares vested of 10, 11, and 15 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders’ equity by $69, $86 and $130, respectively.  The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $54, $90 and $92 in fiscal 2010, 2009 and 2008, respectively.  Additionally, non-cash compensation expense of $360, $724 and $540 was recorded in fiscal 2010, 2009 and 2008, respectively, relating to stock option grants, which is included in selling, general and administrative expenses.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The following summarizes the non-vested stock options at June 30, 2010 and the activity with respect to non-vested options for the year ended June 30, 2010:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2009	221	$3.26
Granted	-	0.00
Vested	(219)	3.26
Forfeited	(2)	3.26
Non-vested at June 30, 2010	-0-	$0.00

There were no stock options granted during fiscal 2010. The per-share weighted-average fair value of stock options granted during 2009 and 2008 was $3.26 and $3.01, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008

Expected life	5.6 years	5.6 years
Expected volatility	48.0%	46.0%
Risk-free interest rate	2.42%	3.55%
Dividend yield	2.32%	2.50%

In December 2009, the Company granted 51 shares of restricted common stock to its non-employee directors, which vest over one year.  In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  The Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, which vested in September 2009.  In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  In accordance with GAAP, compensation expense is recognized on a straight-line basis over the employee's vesting period or to the employee's retirement eligibility date, if earlier, for restricted stock awards and units.   For the years ended June 30, 2010, June 30, 2009 and June 30, 2008, the Company recorded non-cash stock-based compensation expense of approximately $629, $746, and $325, respectively,  which is included in selling, general and administrative expenses, for these shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $427 at June 30, 2010 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.4 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2010, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	232	$8.43
Granted	51	4.81
Vested	(148)	8.40
Forfeited	(3)	8.30
Non-vested at June 30, 2010	132	$6.99

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

(10)  Interest and Other Income

Interest and other income during fiscal 2010, 2009 and 2008 was comprised of the following:

	2010	2009	2008
Dividends	$123	$27	$58
Interest	258	919	1,124
Net gain (loss) on investments	1	(214)	(8)
Foreign government subsidies received	28	7	37
Minority interest	-	(27)	(125)
Joint venture equity earnings	1,201	236	-
Foreign currency (losses) gains	(634)	142	(42)
Miscellaneous	18	(153)	(87)
	$995	$937	$957

(11) Income Taxes

The components of income from continuing operations before the provision for income taxes are as follows:

	2010	2009	2008
Domestic operations	$3,581	$622	$3,882
Foreign operations	6,622	12,110	18,307
	$10,203	$12,732	$22,189

The components of the provision for income taxes are as follows:

	2010	2009	2008
Federal:
Current	$2,101	$751	$1,167
Deferred	(763)	(727)	128
State and local:
Current	314	122	201
Deferred	(62)	97	19
Foreign:
Current	2,003	3,039	5,216
Deferred	29	821	1,985
	$3,622	$4,103	$8,716

Income taxes payable, which is included in accrued expenses, was $1,000 and $1,789 at June 30, 2010 and 2009, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2010 and 2009 are presented below:

	2010	2009
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$431	$457
Accrued deferred compensation	2,050	2,228
Additional inventoried costs for tax purposes	304	194
Allowance for doubtful accounts receivable	247	266
Depreciation and amortization	365	37
Accrual for payments to former CEO and other personnel related costs	544	-
Domestic net operating loss carryforwards	220	220
Foreign net operating loss carryforwards	1,963	2,470
Total gross deferred tax assets	6,124	5,872
Valuation allowances	(954)	(1,011)
	5,170	4,861

Deferred tax liabilities:
Foreign deferred tax liabilities	(1,070)	(1,561)
Domestic deferred tax liabilities	-	(2)
Unrealized gain on investments	(88)	(89)
Goodwill	(205)	(182)
Installment gain on sale of assets	(265)	(398)
Other	(329)	(247)
Total gross deferred tax liabilities	(1,957)	(2,479)

Net deferred tax assets	$3,213	$2,382

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2010 and 2009:

	2010	2009
Current deferred tax assets, net	$1,864	$1,579
Non-current deferred tax assets, net	2,419	2,366
Current deferred tax liabilities	(1,070)	(1,072)
Non current deferred tax liabilities	-	(491)
Net deferred tax assets	$3,213	$2,382

The net change in the total valuation allowance for the year ended June 30, 2010 was a decrease of $57.  The net change in the total valuation allowance for the year ended June 30, 2009 was a decrease of $523, which was primarily due to the utilization of a foreign tax credit carryover in fiscal 2009. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2010, the Company will need to generate future taxable income of approximately $7,800.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $81,700 at June 30, 2010 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments.  In June 2009, the Company repatriated $6,000 of earnings from certain foreign subsidiaries resulting in a tax charge of approximately $159. At this time, the Company does not expect any further repatriation of earnings from its foreign subsidiaries. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2010, 2009 and 2008 follows:

	2010	2009	2008
Federal statutory tax rate	34.0%	34.0%	34.0%
State and local taxes, net of federal income tax benefit	2.1	0.8	0.6
Decrease in valuation allowance	0.5	0.0	0.0
Foreign tax rate differential	(3.1)	(2.8)	(2.2)
Change in foreign tax rate effect	-	-	6.4
Other	2.0	0.2	0.5
Effective tax rate	35.5%	32.2%	39.3%

At June 30, 2010, the Company had foreign net operating loss carryforwards of approximately $3,800 which are available to offset future foreign taxable income and which have no expiration date.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $25 and $20 as of June 30, 2010 and June 30, 2009, respectively.  The Company recognized interest and penalties of $5 related to income taxes during the year ended June 30, 2010. The Company did not recognize interest and penalties during the year ended June 30, 2009. The Company recognized interest and penalties of $53 related to income taxes during the year ended June 30, 2008. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2007 (in the case of certain foreign tax returns, fiscal year 2004).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

(12)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2010, 2009 and 2008 was as follows:

	2010	2009	2008
Interest	$230	$108	$115
Income taxes, net of refunds	$4,666	$6,505	$3,127

The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30,  2009 and 2008 of $3,226 and $1,710, respectively, related to capitalized environmental remediation costs and property held for sale and during the years ended June 30, 2010 and 2009, $2,189 and $5,300, respectively, related to costs accrued for intangible assets.

(13) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,052, $1,284 and $1,237 in fiscal 2010, 2009 and 2008, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  The accrued pension liability as of June 30, 2010 was $839.  The accrued pension liability recorded as of June 30, 2009 amounted to $747.  Net periodic pension costs, which consists principally of interest cost and service cost was $56 in fiscal 2010, $74 in fiscal 2009 and $80 in fiscal 2008.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 5.2%, 6.5% and 6.0% and a compensation increase rate of 0.8%, 0.7% and 4.0% were used in determining the actuarial present value of benefit obligations as of June 30, 2010, 2009 and 2008, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

As of June 30, 2010 and 2009, the Company recorded a liability under the Plans of $3,942 (of which $3,358 is included in long-term liabilities and $584 is included in accrued expenses) and $4,323 respectively, (included in long-term liabilities) and an asset (included in other assets) of $3,624 and $3,996, respectively, primarily representing the cash surrender value of policies owned by the Company.

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

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $58 and $185 as of June 30, 2010 and 2009, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counter parties to these agreements.

Fair Value of Financial Instruments

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2010 and 2009 was not material.  The fair value of the Company’s notes receivable and accrued expenses was based upon current rates offered for similar financial instruments to the Company. The Company believes that borrowings outstanding under its long -term bank loan approximate fair value because such borrowings bear interest at current variable market rates.

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Mexico, Brazil, Malaysia, France, Canada, Germany, Vietnam, Greece, Australia, the United Kingdom, the Netherlands and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance.   At June 30, 2010, one customer accounted for as much as 18% of net trade accounts receivable. At June 30, 2009, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2010, 2009 or 2008.

During the fiscal years ended June 30, 2010, 2009 and 2008, approximately 72%, 70% and 67%, respectively, of the Company’s purchases came from Asia and approximately 18%, 17% and 19%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $48,566 and $41,349, respectively at June 30, 2010.  Net assets located in Europe and Asia approximated $67,481 and $37,074, respectively at June 30, 2009.

(15) Commitments, Contingencies and Other Matters

As of June 30, 2010, the Company has outstanding purchase obligations totaling $63,541 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2010 and 2009, a liability of $8,300 and $8,400, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009, which is included in selling, general and administrative expenses in the accompanying consolidated statement of income for the year ended June 30, 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2010 and 2009 is $3,735 and $3,780, respectively, which is included in the accompanying, consolidated balance sheets.

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
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,900 through fiscal 2011, of which $3,500 and $5,300 has been accrued as of June 30, 2010 and June 30, 2009, respectively.

During the second quarter of fiscal 2010, the Company recorded approximately $2,587 of one-time costs associated with the separation of its former Chairman of the Board of Directors and CEO, principally for salary and other related compensation, as specified in his severance agreement, including a charge of $68 for stock-based compensation expense related to the modification of certain stock options. The modification of the stock options was recorded as an increase to capital in excess of par value. As of June 30, 2010, approximately $1,602 has been paid and approximately $917 remains accrued related to the separation of the Company’s former Chairman and CEO, which is required to be paid through the third quarter of fiscal 2012.  In addition, the Company completed a rationalization review of both SG&A and certain inventory by product line and has recorded charges of approximately $2,074 in the second quarter of fiscal 2010. The $2,074 consists of $1,215 one-time charge for personnel related costs in conjunction with its cost reduction efforts and an $859 non-cash charge, included in cost of sales, relating to the write-down of certain Health Sciences and Specialty Chemicals inventories to their respective estimated net realizable value. Of the $1,215 for personnel-related costs, $582 has been paid through June 30, 2010 and approximately $633 remains accrued as of June 30, 2010, which is anticipated to be paid through the second quarter of fiscal 2013.

The Company leases office facilities in the United States, the Netherlands, Germany, France, China and Singapore expiring at various dates between December 2010 and December 2014.

At June 30, 2010, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2011	$1,780
2012	627
2013	428
2014	380
2015	228
Thereafter	208
$3,651

Total rental expense amounted to $1,840, $1,805 and $1,868 for fiscal 2010, 2009 and 2008, respectively.

In March 2010, the Company purchased a building in Port Washington, New York to be the site of its future global headquarters. It is anticipated that Aceto will move its corporate offices into the new building on or about April 2011, when the lease at its current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,600.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

(16) Related Party Transactions

Certain directors of the Company are affiliated with law firms that serve as legal counsel to the Company on various corporate matters.  During fiscal 2010, 2009 and 2008, the Company incurred legal fees of $405, $350 and $342, respectively, for services rendered to the Company by those law firms.  The Company believes that the fees charged by those firms were at rates comparable to rates obtainable from other firms for similar services.

During fiscal 2010 and 2009, the Company purchased inventory from its joint venture in the amount of $1,773 and $2,309, respectively.

(17) Other Recent Accounting Pronouncements

On July 1, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 105-10 (the Codification) became the authoritative source of accounting principles to be applied to financial statements prepared in accordance with GAAP. ASC 105-10 establishes only two levels of U.S. GAAP, authoritative and nonauthoritative. ASC 105-10 is the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other nongrandfathered, non-SEC accounting literature not included in the Codification is nonauthoritative. ASC 105-10 became effective in the first quarter of 2010 and as ASC 105-10 was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

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

ASC 260-10 (FASB Staff Position EITF No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”) provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with GAAP. The adoption of ASC 260-10 on July 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASC 810-10 is effective for fiscal years beginning after November 15, 2009, which for Aceto is fiscal 2011. The Company believes that there will be no impact upon adoption of ASC 810-10 on its results of operations and financial position.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

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

Health Sciences - includes APIs, pharmaceutical intermediates and nutraceuticals.

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

	Health Sciences	Specialty Chemicals	Crop Protection	Consolidated Totals
2010
Net sales	$183,500	$123,695	$39,436	$346,631
Gross profit	29,851	20,148	4,156	54,155

2009
Net sales	$187,569	$116,906	$18,171	$322,646
Gross profit	33,619	17,631	4,370	55,620

2008
Net sales	$211,481	$129,662	$18,448	$359,591
Gross profit	44,612	18,782	3,911	67,305

Net sales and gross profit by source country for the years ended June 30, 2010, 2009 and 2008 were as follows:

	Net Sales			Gross Profit
	2010	2009	2008	2010	2009	2008
United States	$216,687	$185,223	$207,839	$33,139	$29,769	$33,785
Germany	68,121	62,934	72,077	13,038	17,493	24,296
Netherlands	14,377	16,362	12,215	1,894	1,980	1,826
France	24,553	25,398	26,286	2,585	2,546	2,919
Asia-Pacific	22,893	32,729	41,174	3,499	3,832	4,479
Total	$346,631	$322,646	$359,591	$54,155	$55,620	$67,305

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2010, 2009 AND 2008
(in thousands, except per-share amounts)

Sales generated from the United States to foreign countries amounted to $27,999, $30,237 and $44,844 for the fiscal years ended June 30, 2010, 2009 and 2008, respectively.

Long-lived assets by geographic region as of June 30, 2010 and June 30, 2009 were as follows were as follows:

	Long-lived assets
	2010	2009
United States	$15,766	$11,445
Europe	2,401	3,120
Asia-Pacific	2,836	3,063
Total	$21,003	$17,628

(19)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2010 and 2009.

	For the quarter ended
Fiscal year ended June 30, 2010	September 30, 2009	December 31, 2009 (1)	March 31, 2010	June 30, 2010
Net sales	$70,609	$70,910	$99,347	$105,765
Gross profit	11,816	10,780	15,852	15,707
Net income (loss)	1,003	(2,501)	3,841	4,238

Net income (loss) per diluted share	$0.04	$(0.10)	$0.15	$0.17

	For the quarter ended
Fiscal year ended June 30, 2009	September 30, 2008	December 31, 2008	March 31, 2009	June 30, 2009 (2)
Net sales	$93,839	$74,215	$79,800	$74,792
Gross profit	18,937	11,745	13,255	11,683
Net income	4,551	1,092	1,935	1,051

Net income per diluted share	$0.18	$0.04	$0.08	$0.04

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1)
Includes approximately $4,661 of one-time costs associated with the separation of the former Chairman of the Board of Directors and CEO and a SG&A rationalization review and review of inventory by product line.

(2)	Includes gain related to partial reimbursement of past response costs. See Note 7, "Environmental Remediation".
.

                           Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2010, 2009 and 2008 (dollars in thousands)
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2010
Allowance for doubtful accounts	$976	$257	-	$135	(a)	$1,098
Year ended June 30, 2009
Allowance for doubtful accounts	$477	$528	-	$29	(a)	$976
Year ended June 30, 2008
Allowance for doubtful accounts	$491	$98	-	$112	(a)	$477

(a)  Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By /s/ Albert L. Eilender
Albert L. Eilender
Chairman and Chief Executive Officer

Date: September 10, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Albert L. Eilender	Chairman and Chief Executive Officer	09-10-10
Albert L. Eilender
(Principal Executive Officer)

/s/Douglas Roth	Secretary/Treasurer and	09-10-10
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/Vincent G. Miata	Chief Operating Officer, President and Director	09-10-10
Vincent G. Miata

/s/Stanley Fischer	Director	09-10-10
Stanley Fischer

/s/Robert Wiesen	Director	09-10-10
Robert Wiesen

/s/Hans C. Noetzli	Director	09-10-10
Hans C. Noetzli

/s/William N. Britton	Director	09-10-10
William Britton

/s/ Richard P. Randall	Director	09-10-10
Richard P. Randall

EXHIBIT INDEX

Exhibit Number                                          Description

3.1	Restated Certificate of Incorporation, dated November 18, 1976 (incorporated by reference to Exhibit 3.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.2
Certificate of Amendment of Certificate of Incorporation, dated February 18, 1983 (incorporated by reference to Exhibit 3.2 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.3
Certificate of Amendment of Certificate of Incorporation, dated February 7, 1984 (incorporated by reference to Exhibit 3.3 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.4
Certificate of Amendment of Certificate of Incorporation, dated December 17, 1984 (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.5
 Certificate of Amendment of Certificate of Incorporation, dated November 21, 1985 (incorporated by reference to Exhibit 3.5 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.6
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1985 (incorporated by reference to Exhibit 3.6 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.7
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1986 (incorporated by reference to Exhibit 3.7 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.8
Certificate of Amendment of Certificate of Incorporation, dated December 10, 1987 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.9
Certificate of Amendment of Certificate of Incorporation, dated February 4, 1988 (incorporated by reference to Exhibit 3.9 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.10
Certificate of Amendment of Certificate of Incorporation, dated March 1, 1988 (incorporated by reference to Exhibit 3.10 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.11
Certificate of Amendment of Certificate of Incorporation, dated January 5, 1989 (incorporated by reference to Exhibit 3.11 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.12
Certificate of Amendment of Certificate of Incorporation, dated February 15, 1990 (incorporated by reference to Exhibit 3.12 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.13
Certificate of Change of Certificate of Incorporation, dated December 18, 1990 (incorporated by reference to Exhibit 3.13 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.14
Certificate of Amendment of Certificate of Incorporation, dated January 4, 1991 (incorporated by reference to Exhibit 3.14 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.15
Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (incorporated by reference to Exhibit 3.15 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.16
Certificate of Amendment of Certificate of Incorporation, dated December 3, 2003 (incorporated by reference to Exhibit 3.16 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.17
Amended and Restated By-Laws, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).

10.1
Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2
Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3*	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990).

10.4
1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v)(c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6
Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8
Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc., dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(a) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.10
Lease between Aceto Corporation and M. Parisi & Son Construction Co., Inc., dated April 28, 2000 (incorporated by reference to Exhibit 10(vi)(b) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.11
Lease between CDC Products Corp. and Seaboard Estates, Inc., dated October 31, 1999 (incorporated by reference to Exhibit 10(vi)(c) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.12
Stock Purchase Agreement among Windham Family Limited Partnership, Peter H. Kliegman, CDC Products Corp. and Aceto Corporation, dated October 16, 1998 (incorporated by reference to Exhibit 10(vii) to the Company’s annual report on Form 10-K for the year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.13
Asset Purchase Agreement among Magnum Research Corp., CDC Products Corp., Roy Gross and Aceto Corporation, dated as of July 7, 1999 (incorporated by reference to Exhibit 10(viii) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.14
Asset Purchase Agreement between Schweizerhall, Inc. and Aceto Corporation, dated January 18, 2000 (incorporated by reference to Exhibit 10(ix) to the Company’s annual report on Form 10-K for the year ended June 30, 2000 (File Number: 000-04217, Film Number: 730518)).

10.15
Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.16
Share Purchase Agreement between Aceto Holding GmbH and Corange Deutschland Holding GmbH, dated December 12, 2003 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on January 14, 2004 (File Number: 000-04217, Film Number: 04524806)).

10.17
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.18
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.19
Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of May 10, 2002 (incorporated by reference to Exhibit 10.14 to the Company’s annual report on Form 10-K for the year ended June 30, 2002 (File Number: 000-04217, Film Number: 02774485)).

10.20
Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of June 29, 2004 (incorporated by reference to Exhibit 10.15 to the Company’s annual report on Form 10-K for the year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.21
Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated as of August 31, 2004 (incorporated by reference to Exhibit 10.16 to the Company’s annual report on Form 10-K for the year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.22
Amendment and Waiver to Credit Agreement between Aceto Corporation and subsidiaries and JPMorgan Chase Bank, dated June 26, 2007 (incorporated by reference to Exhibit 10.20 to the Company’s annual report on Form 10-K for the year ended June 30, 2007).

10.23
Amended and Restated Credit Agreement among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.24
Amended and Restated Revolving Credit Note made payable by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc. to the order of JPMorgan Chase Bank, N.A., dated April 23, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.25
Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.26
Employment Agreement between Aceto Corporation and Leonard S. Schwartz, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.27
Employment Agreement between Aceto Corporation and Douglas Roth, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.28
Employment Agreement between Aceto Corporation and Vincent Miata, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.29
Employment Agreement between Aceto Corporation and Frank DeBenedittis, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.30
Employment Agreement between Aceto Corporation and Michael Feinman, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.31
Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended December 31, 2009).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith