Form 10-Q
period 2010-09-30
ACETO CORP
filed 2010-11-05
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes ☐  No ☒

The registrant had 25,476,346 shares of common stock outstanding as of November 2, 2010.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	September 30, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,113	$30,850
Investments	402	335
Trade receivables, less allowance for doubtful accounts (September, $665; June, $1,098)	58,354	74,674
Other receivables	13,087	11,004
Inventory	77,050	74,857
Prepaid expenses and other current assets	2,155	1,969
Deferred income tax asset, net	1,750	1,864
Total current assets	192,911	195,553

Property and equipment, net	7,183	6,913
Property held for sale	3,752	3,752
Goodwill	1,830	1,730
Intangible assets, net	11,834	12,360
Deferred income tax asset, net	2,337	2,419
Other assets	9,814	9,124

TOTAL ASSETS	$229,661	$231,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,135	$39,970
Short-term bank loans	5,000	-
Accrued expenses	28,306	33,589
Deferred income tax liability	897	1,070
Total current liabilities	64,338	74,629

Long-term bank loans	550	550
Long-term liabilities	9,310	9,421
Environmental remediation liability	7,539	7,607
Deferred income tax liability	44	-
Total liabilities	81,781	92,207

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 25,644 shares issued; 25,445 and 25,415 shares outstanding at September 30, 2010 and June 30, 2010, respectively	256	256
Capital in excess of par value	53,776	53,686
Retained earnings	89,755	86,958
Treasury stock, at cost, 199 and 229 shares at September 30, 2010 and June 30, 2010, respectively	(1,926)	(2,209)
Accumulated other comprehensive income	6,019	953
Total shareholders’ equity	147,880	139,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$229,661	$231,851

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,
	2010	2009

Net sales	$87,660	$70,609
Cost of sales	74,373	58,793
Gross profit	13,287	11,816

Selling, general and administrative expenses	9,597	10,140
Operating income	3,690	1,676

Other income (expense):
Interest expense	(111)	(51)
Interest and other income, net	671	8
	560	(43)

Income before income taxes	4,250	1,633
Income tax provision	1,453	630
Net income	$2,797	$1,003

Net income per common share	$0.11	$0.04
Diluted net income per common share	$0.11	$0.04

Weighted average shares outstanding:
Basic	25,329	24,592
Diluted	25,506	25,022

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended September 30,
	2010	2009
Operating activities:
Net income	$2,797	$1,003
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	811	612
Non-cash stock compensation	220	345
Deferred income taxes	62	5
Unrealized gain on trading securities	(67)	(49)
Earnings on equity investment in joint venture	(278)	-
Changes in assets and liabilities:
Trade accounts receivable	18,423	(2,006)
Other receivables	(969)	(1,279)
Inventory	(604)	703
Prepaid expenses and other current assets	(119)	(404)
Other assets	(354)	(57)
Accounts payable	(10,859)	(2,734)
Accrued expenses and other liabilities	(6,429)	(3,088)
Net cash provided by (used in) operating activities	2,634	(6,949)

Investing activities:
Purchase of noncontrolling interest	-	(460)
Payments received on notes receivable	-	13
Purchases of property and equipment, net	(349)	(130)
Payments for intangible assets	(327)	(250)
Net cash used in investing activities	(676)	(827)

Financing activities:
Proceeds from exercise of stock options	77	-
Excess tax benefit on stock option exercises and restricted stock	18	-
Borrowings of short-term bank loans	5,000	-
Net cash provided by financing activities	5,095	-

Effect of exchange rate changes on cash	2,210	747

Net increase (decrease) in cash	9,263	(7,029)
Cash at beginning of period	30,850	57,761
Cash at end of period	$40,113	$50,732

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP).  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2010.

(2)  Goodwill and Other Intangible Assets

Goodwill of $1,830 and $1,730 as of September 30, 2010 and June 30, 2010, relates to the Health Sciences Segment. Changes in goodwill are attributable to changes in foreign currency exchange rates used to translate the financial statements of foreign subsidiaries with respect to the Health Sciences Segment.

(3)  Stock-Based Compensation

In December 2009, the Company granted 51 shares of restricted common stock to its non-employee directors, which vest over one year.  In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units to its employees. These shares of restricted common stock and restricted stock units vest over three years.

Compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligibility date, if earlier, for restricted stock awards and units.   For the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $173 and $156, respectively, related to restricted common stock and restricted stock units. As of September 30, 2010, the total unrecognized compensation cost related to restricted stock awards and units is $254.

In addition, during the three months ended September 30, 2010, the Company had approximately $47 of stock-based compensation expense related to the modification of certain stock options.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2010	2009

Weighted average shares outstanding	25,329	24,592
Dilutive effect of stock options and restricted stock awards and units	177	430

Diluted weighted average shares outstanding	25,506	25,022

There were 1,513 and 1,977 common equivalent shares outstanding as of September 30, 2010 and 2009, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

 (5)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income.  The components of comprehensive income were as follows:

	Three months ended September 30,
	2010	2009
Comprehensive income:
Net income	$2,797	$1,003
Foreign currency translation adjustment	5,066	1,825
Total	$7,863	$2,828

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three months ended September 30, 2010 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

 (6)  Commitments, Contingencies and Other Matters

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of September 30, 2010 and June 30, 2010, a liability of $8,232 and $8,300, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2010 and June 30, 2010 is $3,704 and $3,735, respectively, which is included in the accompanying, condensed consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for five products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,700 through fiscal 2011, of which $3,200 and $3,500 has been accrued as of September 30, 2010 and June 30, 2010, respectively.

In April 2010, the Company amended its revolving credit agreement with a financial institution (the “ Credit Agreement”), which expires December 31, 2012, and provides for available credit of $25,000.   The Credit Agreement replaces the previous revolving credit agreement in its entirety. Under the Credit Agreement, the Company may obtain credit through direct borrowings and letters of credit.  Interest under the Credit Agreement is at LIBOR plus 2.00%. At September 30, 2010, we had utilized $5,550 in bank loans.  Commercial letters of credit are issued by the Company in the ordinary course of business as requested by certain suppliers.  The Company had open letters of credit of approximately $272 and $58 as of September 30, 2010 and June 30, 2010, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.   In addition, the Company has recorded approximately $9,574 and $11,540 of customer advance payments, which are included in accrued expenses in the condensed consolidated balance sheet at September 30, 2010 and June 30, 2010, respectively.

(7) Fair Value Measurements

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2010, the Company had foreign currency contracts outstanding that had a notional amount of $29,114. Unrealized gains on hedging activities for the three months ended September 30, 2010 and 2009 was $372 and $589, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

As of September 30, 2010 and June 30, 2010, the Company had $369 and $456, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010.

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

The following table summarizes the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2010 and June 30, 2010:

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$691	-	$691

Investments:
Trading securities	$402	-	-	402

Foreign currency contracts-assets (1)	-	628	-	628

Foreign currency contracts-liabilities (2)	-	230	-	230

Contingent consideration (3)			$369	369

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010.
(3)	$301 included in “Accrued expenses” and $68 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2010.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$539	-	$539

Investments:
Trading securities	$335	-	-	335

Foreign currency contracts-assets (4)	-	68	-	68

Foreign currency contracts-liabilities (5)	-	937	-	937

Contingent consideration (6)			$456	456

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.
(5)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.
(6)	$388 included in “Accrued expenses” and $68 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

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

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8)  Other Recent Accounting Pronouncements

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of ASC 810-10 on July 1, 2010 did not have any impact on the Company’s consolidated financial statements.

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

The Company’s chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income before income taxes. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis.

Three Months Ended September 30, 2010 and 2009:

	Health Sciences	Specialty Chemicals	Crop Protection	Unallocated Corporate	Consolidated Totals
2010
Net sales	$44,296	$36,842	$6,522	$-	$87,660
Gross profit	7,420	5,645	222	-	13,287
Income (loss) before income taxes	2,181	2,995	(751)	(175)	4,250

2009
Net sales	$39,340	$27,832	$3,437	$-	$70,609
Gross profit	6,697	4,686	433	-	11,816
Income (loss) before income taxes	710	1,567	(458)	(186)	1,633

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2010 and the related condensed consolidated statements of income and cash flows for the three-month periods ended September 30, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2010.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 10, 2010, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP
Melville, New York
November 5, 2010

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, inventory levels, reliance on outside manufacturers, risks on incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $87,660 for the three months ended September 30, 2010, which represents a 24.1% increase from the $70,609 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2010 was $13,287 and our gross margin was 15.2% as compared to gross profit of $11,816 and gross margin of 16.7% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the three months ended September 30, 2010 declined 5.4%, when compared to $10,140 we reported in the prior period.  Our net income increased to $2,797, or $0.11 per diluted share, compared to $1,003, or $0.04 per diluted share in the prior period.

Our financial position as of September 30, 2010 remains strong, as we had cash and cash equivalents and short-term investments of $40,515, working capital of $128,573, long-term bank loans of $550 and shareholders’ equity of $147,880.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, and nutraceuticals.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies. Aceto has also moved further down the supply chain and is sourcing and distributing the finished dosage form of generic drugs.

According to an IMS Health press release on October 6, 2010, the value of the global pharmaceutical market is expected to grow 5 – 7 percent in 2011, to $880 billion, compared with a 4-5 percent pace in 2010. In 2011, the introduction and uptake of new drugs, a third of which are specialty pharmaceutical products, are poised to fulfill patients’ unmet needs and significantly alter treatment paradigms in several key therapy areas.

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

According to an October 18, 2010 Federal Reserve Statistical Release, in the third quarter of calendar year 2010, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 7.8%.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2010, the total crop acreage planted in 2010 remained relatively flat at 319 million acres.  The number of peanut acres planted in 2010 was up almost 16% from 2009 levels while sugarcane acreage was down approximately 1.1% from 2009.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. Our current pipeline in crop protection has three products where we have already filed for registrations with the EPA, two of which we expect to start selling for the 2011 growing season.  In addition, we have one other product that we plan on filing for a registration with the EPA in the near future.  Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

We believe our main business strengths are sourcing, quality assurance, regulatory support, marketing and distribution. In fiscal 2009, we developed an industrial brand for Aceto called “Enabling Quality Worldwide” and we are marketing this brand globally. With business operations in ten countries, we distribute more than 1,000 chemical compounds used either as principal raw materials or as finished products in the pharmaceutical, agricultural, color, surface coating/ink and general chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2010 and 2009.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2010, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions relating to critical accounting estimates and policies that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

	Net Sales by Segment Three months ended September 30,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$44,296	50.5%	$39,340	55.7%	$4,956	12.6%
Specialty Chemicals	36,842	42.0	27,832	39.4	9,010	32.4
Crop Protection	6,522	7.5	3,437	4.9	3,085	89.8

Net sales	$87,660	100.0%	$70,609	100.0%	$17,051	24.1%

	Gross Profit by Segment Three months ended September 30,

	2010		2009		Comparison 2010 Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,420	16.8%	$6,697	17.0%	$723	10.8%
Specialty Chemicals	5,645	15.3	4,686	16.8	959	20.5
Crop Protection	222	3.4	433	12.6	(211)	(48.7)

Gross profit	$13,287	15.2%	$11,816	16.7%	$1,471	12.4%

Net Sales

Net sales increased $17,051, or 24.1%, to $87,660 for the three months ended September 30, 2010, compared with $70,609 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $4,956 or 12.6% to $44,296 for the three months ended September 30, 2010, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $3,173, when compared to the prior period, which represents increases in both our domestic generics product group of $1,878 and our domestic pharmaceutical intermediates of $1,707. The increase in our domestic generics product group is due to reorders of existing products.  The increase in domestic pharmaceutical intermediates, which represent the complex chemical compounds that are the building blocks used in producing APIs, is due to the sale of certain new products.  In addition, the Health Sciences segment saw an increase in sales from our international operations of $1,782 over the prior period, particularly in Germany.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $36,842 for the three months ended September 30, 2010, an increase of $9,010 from net sales of $27,832 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 7.8%, resulting in increased sales of this segment. Sales of our chemicals used in surface coatings increased $3,709 from the prior period, as well as sales of agricultural, dye, pigment and miscellaneous  intermediates which together increased $1,620. Both of these increases represent increased demand in sectors that are affected by general economic conditions. Chemicals used in aroma products had also risen by $642.  In March 2010, the Company acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries. In this first quarter, we experienced sales of these products of $718, where there was no comparable amount in the prior period. In addition, we experienced an increase in sales of specialty chemicals from our international operations of $1,419.

Crop Protection

Net sales for the Crop Protection segment increased to $6,522 for the three months ended September 30, 2010, an increase of $3,085, or 89.8%, from net sales of $3,437 for the prior period.  The increase over the prior period is due primarily to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010.

Gross Profit

Gross profit increased to $13,287 (15.2% of net sales) for the three months ended September 30, 2010, as compared to $11,816 (16.7% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $7,420 for the three months ended September 30, 2010 when compared to the prior period of $6,697. The gross margin remained relatively consistent at 16.8%, for the three months ended September 30, 2010, when compared to the prior period of 17.0%. The increase in gross profit in the Health Sciences segment primarily relates to increased sales volume in our domestic generics product group and our domestic pharmaceutical intermediates group, as well as increased sales volume from our international operations.

Specialty Chemicals

Specialty Chemicals’ gross profit of $5,645 for the three months ended September 30, 2010 was $959 or 20.5% higher than the prior period.  The gross margin at 15.3% for the three months ended September 30, 2010 was lower than the prior period’s gross margin of 16.8%.   The increase in the gross profit is due primarily to increased gross profit of $1,110 on sales of domestic specialty chemicals, offset in part, by a decline of $151 in gross profit on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.

Crop Protection

Gross profit for the Crop Protection segment decreased to $222 for the three months ended September 30, 2010, versus $433 for the prior period, a decrease of $211 or 48.7%.  Gross margin for the quarter also decreased to 3.4% compared to the prior period gross margin of 12.6%. The decrease in the gross profit and gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A decreased $543 or 5.4%, to $9,597 for the three months ended September 30, 2010 compared to $10,140 for the prior period.  As a percentage of sales, SG&A decreased to 10.9% for the three months ended September 30, 2010 versus 14.4% for the prior period. The primary reason for the decrease in SG&A is due to the decline in personnel related costs, resulting from the rationalization project we undertook in fiscal 2010.

Operating Income

For the three months ended September 30, 2010, operating income was $3,690 compared to $1,676 in the prior period, an increase of $2,014 or 120.2%.  This increase was due to the overall increase in gross profit of $1,471 and the decline in SG&A of $543 from the comparable prior period.

Interest and Other Income, Net

Interest and other income net was $671 of income for the three months ended September 30, 2010, which represents an increase of $663 of income over $8 in the prior period mainly due to an increase in foreign exchange gains and an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2010 was 34.2% versus an income tax provision of 38.6% for the prior period. The decrease in the effective tax rate was primarily due to taxes incurred in the comparable period related to the reorganization of our Shanghai operations, which were recorded in the first quarter of fiscal 2010.

Liquidity and Capital Resources

Cash Flows

At September 30, 2010, we had $40,113 in cash and cash equivalents, of which $30,786 was outside the United States, $402 in short-term investments and $5,550 in bank loans.  Working capital was $128,573 at September 30, 2010 versus $120,924 at June 30, 2010.  The $30,786 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2010 increased $9,263 from the amount at June 30, 2010.  Operating activities for the three months ended September 30, 2010 provided cash of $2,634, for this period, as compared to cash used in operations of $6,949 for the comparable period. The $2,634 was comprised of $2,797 in net income and $748 derived from adjustments for non-cash items less a net $911 decrease from changes in operating assets and liabilities. The non-cash items included $811 in depreciation and amortization expense and $220 in non-cash stock compensation expense. Trade accounts receivable decreased $18,423 during the three months ended September 30, 2010, due to decreased sales during the first quarter of 2011 as compared to the fourth quarter of 2010, as well as a decrease in days sales outstanding, from June 30, 2010. Accounts payable decreased by approximately $10,859 due primarily to the continuation of Crop Protection advance purchases of Glyphosate, for sales to occur in the fiscal 2011 growing season. Accrued expenses and other liabilities decreased $6,429 due to a decline in advance payments from customers and a decrease in accrued compensation as performance payments were made in September 2010 offset in part by an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany. Other receivables increased $969 due to an increase in VAT taxes receivables in our German subsidiaries. Our cash position at September 30, 2009 decreased $7,029 from the amount at June 30, 2009.  Operating activities for the three months ended September 30, 2009 used cash of $6,949, for this period, as compared to cash used in operations of $3,038 for the comparable 2008 period.  The $6,949 was comprised of $1,003 in net income and $913 derived from adjustments for non-cash items less a net $8,865 decrease from changes in operating assets and liabilities, including $2,006 increase in trade accounts receivable due to an increase in days sales outstanding and a decrease in accrued expenses and other liabilities of $3,088.

Investing activities for the three months ended September 30, 2010 used cash of $676 related to purchases of property and equipment of $349 and payments of $327 for intangible assets. Investing activities for the three months ended September 30, 2009 used cash of $827 primarily related to purchases of noncontrolling interest, property and equipment and intangible assets, offset by payments received on notes receivable.

Financing activities for the three months ended September 30, 2010 provided cash of $5,095 primarily from $5,000 of short-term bank loans.  There were no financing activities for the three months ended September 30, 2009.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $19,366, as of September 30, 2010.  We are not subject to any financial covenants under these arrangements.

In April 2010, we amended our revolving credit agreement (the “Credit Agreement”), which expires December 31, 2012, and provides for available credit of $25,000.   The Credit Agreement replaces the previous revolving credit agreement in its entirety. Under the Credit Agreement, we may obtain credit through direct borrowings and letters of credit.  Interest under the Credit Agreement is at LIBOR plus 2.00%.  At September 30, 2010, we had utilized $5,822 in bank loans and letters of credit, leaving $19,178 of this facility unused. The Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2010.

Working Capital Outlook

Working capital was $128,573 at September 30, 2010 versus $120,924 at June 30, 2010.  In March 2010, we purchased a building in Port Washington, New York to be the site of our future global headquarters. It is anticipated that we will move our corporate offices into the new building on or about April 2011, when the lease at our current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,600. In addition, the Company is contemplating a mortgage on the new facility, in the amount of $3,000 to $4,000, to free up working capital.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,700 over the next fiscal year.

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

Impact of Recent Accounting Pronouncements

ASC 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of ASC 810-10 on July 1, 2010 did not have any impact on the Company’s consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $402 at September 30, 2010.  Those short-term investments consisted of corporate equity securities. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $40 as of September 30, 2010.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2010, we had foreign currency contracts outstanding that had a notional amount of $29,114.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2010, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On September 30, 2010, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of September 30, 2010, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $6,734.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2010 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2010 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 6.  Exhibits

3.1
Amended and Restated By-Laws of Aceto Corporation, as amended, effective October 11, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on October 14, 2010).

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE November 5, 2010	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE November 5, 2010	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)