Form 10-Q
period 2010-12-31
ACETO CORP
filed 2011-02-04
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

Yes ☐  No ☒

The registrant had 26,618,954 shares of common stock outstanding as of February 1, 2011.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2010

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	December 31, 2010	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,805	$30,850
Investments	446	335
Trade receivables, less allowance for doubtful accounts (December, $699; June, $1,098)	63,663	74,674
Other receivables	11,512	11,004
Inventory	88,680	74,857
Prepaid expenses and other current assets	2,014	1,969
Deferred income tax asset, net	1,438	1,864
Total current assets	192,558	195,553

Property and equipment, net	9,073	6,913
Property held for sale	3,752	3,752
Goodwill	33,543	1,730
Intangible assets, net	54,365	12,360
Deferred income tax asset, net	2,337	2,419
Other assets	10,510	9,124

TOTAL ASSETS	$306,138	$231,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$35,535	$39,970
Short-term bank loans	6,000	-
Accrued expenses	43,693	33,589
Deferred income tax liability	679	1,070
Total current liabilities	85,907	74,629

Long-term bank loans	44,550	550
Long-term liabilities	15,907	9,421
Environmental remediation liability	7,449	7,607
Deferred income tax liability	46	-
Total liabilities	153,859	92,207

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,644 shares issued; 26,577 and 25,415 shares outstanding at December 31, 2010 and June 30, 2010, respectively	266	256
Capital in excess of par value	61,959	53,686
Retained earnings	86,021	86,958
Treasury stock, at cost, 67 and 229 shares at December 31, 2010 and June 30, 2010, respectively	(650)	(2,209)
Accumulated other comprehensive income	4,683	953
Total shareholders’ equity	152,279	139,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$306,138	$231,851

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per-share amounts)

	Six Months Ended December 31,
	2010	2009

Net sales	$173,343	$141,519
Cost of sales	146,933	118,923
Gross profit	26,410	22,596

Selling, general and administrative expenses	21,024	24,380
Operating income (loss)	5,386	(1,784)

Other income (expense):
Interest expense	(223)	(86)
Interest and other income (expense), net	1,382	(126)
	1,159	(212)

Income (loss) before income taxes	6,545	(1,996)
Income tax provision (benefit)	4,917	(498)
Net income (loss)	$1,628	$(1,498)

Net income (loss) per common share	$0.06	$(0.06)
Diluted net income (loss) per common share	$0.06	$(0.06)

Weighted average shares outstanding:
Basic	25,351	24,719
Diluted	25,554	24,719

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited and in thousands, except per-share amounts)

	Three Months Ended December 31,
	2010	2009

Net sales	$85,683	$70,910
Cost of sales	72,560	60,130
Gross profit	13,123	10,780

Selling, general and administrative expenses	11,427	14,240
Operating income (loss)	1,696	(3,460)

Other income (expense):
Interest expense	(112)	(35)
Interest and other income (expense), net	711	(134)
	599	(169)

Income (loss) before income taxes	2,295	(3,629)
Income tax provision (benefit)	3,464	(1,128)
Net loss	$(1,169)	$(2,501)

Net loss per common share	$(0.05)	$(0.10)
Diluted net loss per common share	$(0.05)	$(0.10)

Weighted average shares outstanding:
Basic	25,391	24,848
Diluted	25,391	24,848

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$1,628	($1,498)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,683	1,227
Provision for doubtful accounts	70	8
Non-cash stock compensation	401	690
Non-cash inventory write-down	-	859
Deferred income taxes	158	(604)
Unrealized gain on trading securities	(111)	(67)
Earnings on equity investment in joint venture	(1,065)	(33)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable	20,316	(147)
Other receivables	230	(2,113)
Inventory	(10,349)	(15,943)
Prepaid expenses and other current assets	167	(1,955)
Other assets	(174)	(205)
Accounts payable	(5,733)	9,165
Accrued expenses and other liabilities	(4,523)	125
Net cash provided by (used in) operating activities	2,698	(10,491)

Investing activities:
Payment for net assets of business acquired, net of cash acquired	(58,711)	-
Purchase of noncontrolling interest	-	(460)
Payments received on notes receivable	500	602
Purchases of property and equipment, net	(1,819)	(239)
Payments for intangible assets	(749)	(2,154)
Net cash used in investing activities	(60,779)	(2,251)

Financing activities:
Proceeds from exercise of stock options	279	1,178
Excess tax benefit on stock option exercises and restricted stock	102	351
Borrowings of bank loans	50,000	-
Net cash provided by financing activities	50,381	1,529

Effect of exchange rate changes on cash	1,655	423

Net decrease in cash	(6,045)	(10,790)
Cash at beginning of period	30,850	57,761
Cash at end of period	$24,805	$46,971

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2010 and December 31, 2009 of $2,548 and $2,529, respectively, related to dividends declared but not paid. In connection with the acquisition of Rising Pharmaceuticals, Inc. the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Condensed Consolidated Statement of Cash Flows during the six months ended December 31, 2010.

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

(2)  Business Combinations

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The Company believes that the Rising acquisition will establish another platform for its growth in the Health Sciences business by the expansion of its finished dosage form product offerings from both foreign and domestic facilities as well as complementing its core strength of sourcing active pharmaceutical ingredients. The purchase was approximately $73,317 which was comprised of the issuance of 1,000 shares of Aceto common stock, valued at $9,000, cash payment of approximately $58,817 and approximately $5,500 liability due to Rising to satisfy bulk sales tax obligation. The purchase agreement also calls for $8,000 of deferred consideration to be paid by Aceto over a four year period. In addition, the agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, deprecation and amortization in excess of $32,100, up to a maximum of $6,000. As of December 31, 2010, the Company has accrued $850 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The acquisition was accounted for using the purchase method of accounting. The following allocation of the purchase price is preliminary and based on information available to the Company’s management at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation is subject to change and the impact of such changes could be material. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 31, 2010:

Cash and cash equivalents	$106
Trade receivables	7,729
Inventory	2,348
Prepaid expenses and other current assets	700
Property and equipment, net	682
Goodwill	31,739
Intangible assets	43,200
Other assets	29
Total assets acquired	86,533

Accounts payable	501
Accrued expenses	5,115
Long-term liabilities	7,600

Net assets acquired	$73,317

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management with the assistance of independent valuation specialists. The purchase price was allocated to intangible assets as follows:  approximately $31,739 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $32,500 of product rights, amortizable over a period of seven to fourteen years; approximately $5,100 of license agreements, amortizable over six years; approximately $3,900 of customer relationships, amortizable over eleven years; and approximately $1,700 of trademarks, amortizable over a period of four years.  Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill acquired was allocated to the Health Sciences Segment.

Since the acquisition occurred on the last day of the quarter ended December 31, 2010, no results of operations are included in the condensed consolidated statement of operations for the six months ended December 31, 2010. The following represents pro forma operating results as if the operations of Rising had been included in the Company’s condensed consolidated statements of operations as of July 1, 2009:

	Six months ended December 31,
	2010	2009

Net sales	$193,725	$163,734
Net income (loss)	5,498	(1,640)
Net income (loss) per common share	$0.21	($0.06)
Diluted net income (loss) per common share	$0.21	($0.06)

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $2,200 for both periods presented, increase in interest expense of approximately $900 for both periods presented associated with bank borrowings to fund the acquisition, reversal of acquisition related transaction costs of approximately $1,100 and tax related effects in the six months ended 2010. In addition, the Company reversed approximately $2,600 of a tax charge related to the repatriation of earnings from certain foreign subsidiaries to assist with the funding of the acquisition in the six months ended 2010. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2009.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(3)  Stock-Based Compensation

At the annual meeting of shareholders of the Company, held on December 2, 2010, the Company’s shareholders approved the Aceto Corporation 2010 Equity Participation Plan (the “Plan”).  Under the Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees, non-employee directors and consultants of the Company, including the chief executive officer, chief financial officer and other named executive officers.  The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the Plan will not exceed, in the aggregate, 2,000 shares.

In December 2010, the Company granted 240 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the six months ended December 31, 2010 and 2009 was $73 and $365, respectively and $26 and $187 for the three months ended December 31, 2010 and 2009, respectively. Included in the six months ended December 31, 2010 stock-based compensation expense for stock options was approximately $54 related to the modification of certain stock options. As of December 31, 2010, the total unrecognized compensation cost related to option awards is $672.

In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model, including an estimate of forfeiture rates.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  The Company uses an expected stock-price volatility assumption that is a combination of both historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected life of the option and implied volatility, utilizing market data of actively traded options on Aceto’s common stock, which are obtained from public data sources. The Company believes that the historical volatility of the price of its common stock over the expected life of the option is a reasonable indicator of the expected future volatility and that implied volatility takes into consideration market expectations of how future volatility might differ from historical volatility. Accordingly, the Company believes a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of its common stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted were estimated based on the following weighted average assumptions:

December 31, 2010

Expected life	5.7 years
Expected volatility	48.8%
Risk-free interest rate	1.95%
Dividend yield	2.58%

There were no stock options granted in fiscal 2010.

In December 2010, the Company granted 62 shares of restricted common stock to its employees that vest over three years and 20 shares of restricted common stock to its non-employee directors, which vest over one year.  In addition, the Company also issued a target grant of 62 performance-vested restricted stock units, which grant could be as much as 93 if certain performance criteria are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2010, the Company recorded stock-based compensation expense of approximately $147 and $320, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2009, the Company recorded stock-based compensation expense of approximately $149 and $305, respectively, related to restricted common stock and restricted stock units. As of December 31, 2010, the total unrecognized compensation cost related to restricted stock awards and units is $1,219.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On December 2, 2010, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share which was paid on January 21, 2011 to shareholders of record on December 27, 2010.  The amount paid for the cash dividend of $2,548 was included in accrued expenses at December 31, 2010.

(5)  Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2010	2009	2010	2009

Weighted average shares outstanding	25,351	24,719	25,391	24,848
Dilutive effect of stock options and restricted stock awards and units	203	-	-	-

Diluted weighted average shares outstanding	25,554	24,719	25,391	24,848

The effect of approximately 228 common equivalent shares for the three months ended December 31, 2010 were excluded from the diluted weighted average shares outstanding due to a net loss for the period. The effect of approximately 262 common equivalent shares for the three months ended December 31, 2009 were excluded from the diluted weighted average shares outstanding due to a net loss for the period. There were 1,572 and 1,830 common equivalent shares outstanding as of December 31, 2010 and 2009, respectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive. There were 1,631 and 1,682 common equivalent shares outstanding as of December 31, 2010 and 2009, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2010 and 2009, respectively, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

 (6)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles are excluded from net income.  The components of comprehensive income (loss) were as follows:

	Six months ended December 31,		Three months ended December 31,
	2010	2009	2010	2009
Comprehensive income (loss):
Net income (loss)	$1,628	$(1,498)	$(1,169)	$(2,501)
Foreign currency translation adjustment	3,730	989	(1,336)	(836)
Total	$5,358	$(509)	$(2,505)	$(3,337)

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period. Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income. Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate. The foreign currency translation adjustment for the three and six months ended December 31, 2010 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

In fiscal years 2011, 2009, 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believes that, at most, it is a de minimus contributor to the site contamination. Accordingly, the Company believes that the settlement offer is unreasonable. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200. Remediation has commenced in fiscal 2010, and as of December 31, 2010 and June 30, 2010, a liability of $8,142 and $8,300, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2010 and June 30, 2010 is $3,664 and $3,735, respectively, which is included in the accompanying, condensed consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,800 through fiscal 2012, of which $2,773 and $3,500 has been accrued as of December 31, 2010 and June 30, 2010, respectively. In addition, the Company has recorded approximately $9,528 and $11,540 of customer advance payments, which are included in accrued expenses in the condensed consolidated balance sheet at December 31, 2010 and June 30, 2010, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted Libor Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof. As of December 31, 2010, the Company borrowed Revolving Loans aggregating $10,550 which loans are Alternate Base Rate Loans or 3.5% at December 31, 2010.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”). The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2010, the Term Loan is payable as an Alternate Base Rate Loan or 3.5%. Pursuant to the requirements of the Credit Agreement, within 45 days of closing of the loan transaction, the Company must deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan. The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, commencing March 31, 2011 and on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $6,000 of the Term Loan as short-term in the condensed consolidated balance sheet at December 31, 2010. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $748 and $58 as of December 31, 2010 and June 30, 2010, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company. The Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. The Company is also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at December 31, 2010.

(8) Fair Value Measurements

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At December 31, 2010, the Company had foreign currency contracts outstanding that had a notional amount of $39,846. Unrealized gains on hedging activities for the six months ended December 31, 2010 and 2009 was $96 and $72, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

As of December 31, 2010 and June 30, 2010, the Company had $1,213 and $456, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed in December 2010.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2010 and June 30, 2010:

	Fair Value Measurements at December 31, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$862	-	$862

Investments:
Trading securities	$446	-	-	446

Foreign currency contracts-assets (1)	-	159	-	159

Foreign currency contracts-liabilities (2)	-	89	-	89

Contingent consideration (3)			$1,213	1,213

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.

(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.

(3)	$295 included in “Accrued expenses” and $918 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2010.

	Fair Value Measurements at June 30, 2010 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$539	-	$539

Investments:
Trading securities	$335	-	-	335

Foreign currency contracts-assets (4)	-	68	-	68

Foreign currency contracts-liabilities (5)	-	937	-	937

Contingent consideration (6)			$456	456

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

(5)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

(6)	$388 included in “Accrued expenses” and $68 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

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

In December 2010, the FASB issued Topic 350 related to intangibles – goodwill and other ASC, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an amendment to ASC Topic 805, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements.  The amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company applied the provisions of the amendment to ASC 805 on its acquisition of Rising.

(10)  Segment Information

The Company’s business is organized along product lines into three principal segments: Health Sciences, Specialty Chemicals and Crop Protection.

Health Sciences – includes APIs, pharmaceutical intermediates, nutraceuticals and finished dosage form generic drugs.

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

The Company’s chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis.

Six Months Ended December 31, 2010 and 2009:

	Health Sciences	Specialty Chemicals	Crop Protection	Unallocated Corporate	Consolidated Totals
2010
Net sales	$90,100	$69,200	$14,043	$-	$173,343
Gross profit	14,798	10,156	1,456	-	26,410
Income (loss) before income taxes	3,665	4,149	30	(1,299)	6,545

2009
Net sales	$83,476	$51,371	$6,672	$-	$141,519
Gross profit	13,819	7,997	780	-	22,596
Income (loss) before income taxes	1,348	1,920	(1,680)	(3,584)	(1,996)

Three Months Ended December 31, 2010 and 2009:

	Health Sciences	Specialty Chemicals	Crop Protection	Unallocated Corporate	Consolidated Totals
2010
Net sales	$45,804	$32,358	$7,521	$-	$85,683
Gross profit	7,378	4,511	1,234	-	13,123
Income (loss) before income taxes	1,484	1,154	781	(1,124)	2,295

2009
Net sales	$44,136	$23,539	$3,235	$-	$70,910
Gross profit	7,122	3,311	347	-	10,780
Income (loss) before income taxes	638	353	(1,222)	(3,398)	(3,629)

(11) Income Taxes

In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the three and six months ended December 31, 2010.   At this time, the Company does not expect any further repatriation of earnings from its foreign subsidiaries.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2010 and the related condensed consolidated statements of operations for the three-month and six-month periods ended December 31, 2010 and 2009 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2010 and 2009 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2010.  These interim financial statements are the responsibility of the Company’s management.

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
February 4, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2010 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $173,343 for the six months ended December 31, 2010, which represents a 22.5% increase from the $141,519 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2010 was $26,410 and our gross margin was 15.2% as compared to gross profit of $22,596 and gross margin of 16.0% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the six months ended December 31, 2010 declined 13.8%, when compared to $24,380 we reported in the prior period.  Our net income increased to $1,628, or $0.06 per diluted share, compared to a net loss of ($1,498), or ($0.06) per diluted share in the prior period.

Our financial position as of December 31, 2010 remains strong, as we had cash and cash equivalents and short-term investments of $25,251, working capital of $106,651, long-term bank loans of $44,550 and shareholders’ equity of $152,279.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection. The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include active pharmaceutical ingredients (APIs), pharmaceutical intermediates, nutraceuticals and finished dosage form generic drugs.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative lower cost, second-source provider of existing APIs to generic drug companies. On December 31, 2010, we acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”). We believe that the acquisition of Rising will establish another platform for our growth in our Health Sciences business by the expansion of our finished dosage form product offerings from both foreign and domestic facilities as well as complementing our core strength of sourcing active pharmaceutical ingredients.

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

The Specialty Chemicals segment is a supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals used in plastics, resins, adhesives, coatings, food, flavor additives, fragrances, cosmetics, metal finishing, electronics, air-conditioning systems and many other areas. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We continue to respond to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

According to a January 14, 2011 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2010, the index for consumer durables, which impacts the Specialty Chemicals segment, contracted at an annual rate of 8.8%.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2010, the total crop acreage planted in 2010 remained relatively flat at 319 million acres.  The number of peanut acres planted in 2010 was up almost 16% from 2009 levels while sugarcane acreage was down approximately 1.1% from 2009.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. Our current pipeline in crop protection area consists of 2 products where we have already received EPA approval and plan to begin selling for the 2011 growing season and an additional product where we have already filed for registration with the EPA, and hope to start selling for the 2011 growing season.  In addition, we have two other products that we plan on filing for registrations with the EPA in the near future. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2010 and 2009.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2010 Compared to Six Months Ended December 31, 2009

	Net Sales by Segment Six months ended December 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$90,100	52.0%	$83,476	59.0%	$6,624	7.9%
Specialty Chemicals	69,200	39.9	51,371	36.3	17,829	34.7
Crop Protection	14,043	8.1	6,672	4.7	7,371	110.5

Net sales	$173,343	100.0%	$141,519	100.0%	$31,824	22.5%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$14,798	16.4%	$13,819	16.6%	$979	7.1%
Specialty Chemicals	10,156	14.7	7,997	15.6	2,159	27.0
Crop Protection	1,456	10.4	780	11.7	676	86.7

Gross profit	$26,410	15.2%	$22,596	16.0%	$3,814	16.9%

Net Sales

Net sales increased $31,824, or 22.5%, to $173,343 for the six months ended December 31, 2010, compared with $141,519 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $6,624 or 7.9% to $90,100 for the six months ended December 31, 2010, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $3,272, when compared to the prior period, which represents increases in both our domestic generics product group of $1,884 and our domestic pharmaceutical intermediates of $1,785. The increase in our domestic generics product group is due to reorders of several existing products. The increase in domestic pharmaceutical intermediates primarily relates to the increase in finished dosage form products. In addition, the Health Sciences segment saw an increase in sales from our international operations of $3,352 over the prior period, particularly in Europe.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $69,200 for the six months ended December 31, 2010, an increase of $17,829 from net sales of $51,371 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions. As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, expanded at an annual rate of 8.8%. Sales of our chemicals used in surface coatings increased $6,140 from the prior period, as well as sales of agricultural, dye, pigment and miscellaneous  intermediates which together increased $3,812. In addition sales of our polymer additives increased $1,346 from the prior period. These three increases represent increased demand in sectors that are affected by general economic conditions. In March 2010, we acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries. In the first six months of fiscal 2011, we experienced sales of these products of $1,004, where there was no comparable amount in the prior period. In addition, we experienced an increase in sales of specialty chemicals from our international operations of $3,769.

Crop Protection

Net sales for the Crop Protection segment increased to $14,043 for the six months ended December 31, 2010, an increase of $7,371, or 110.5%, from net sales of $6,672 for the prior period. The increase over the prior period is due to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010. The increase in Crop Protection sales is also due in part to a rise in sales of Halosulfuron, a herbicide used to control sedge on rice, vegetables and turf and ornamental grasses and an increase in sales of Asulam, a herbicide used on sugar cane.

Gross Profit

Gross profit increased to $26,410 (15.2% of net sales) for the six months ended December 31, 2010, as compared to $22,596 (16.0% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $14,798 for the six months ended December 31, 2010 when compared to the prior period of $13,819. The gross margin remained relatively consistent at 16.4%, for the six months ended December 31, 2010, when compared to the prior period of 16.6%. The increase in gross profit in the Health Sciences segment primarily relates to increased sales volume in our domestic generics product group, as well as increased sales volume from our international operations.

Specialty Chemicals

Specialty Chemicals’ gross profit of $10,156 for the six months ended December 31, 2010 was $2,159 or 27.0% higher than the prior period.  The gross margin at 14.7% for the six months ended December 31, 2010 was lower than the prior period’s gross margin of 15.6%. The increase in the gross profit is due primarily to increased gross profit of $1,782 on sales of domestic specialty chemicals. The decrease in gross margin primarily relates to a decline in margin on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.

Crop Protection

Gross profit for the Crop Protection segment increased to $1,456 for the six months ended December 31, 2010, versus $780 for the prior period, an increase of $676 or 86.7%.  Gross margin for the six month period decreased to 10.4% compared to the prior period gross margin of 11.7%. The increase in the gross profit is primarily related to increased sales of Halosulfuron. The decline in gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A decreased $3,356 or13.8%, to $21,024 for the six months ended December 31, 2010 compared to $24,380 for the prior period.  As a percentage of sales, SG&A decreased to 12.1% for the six months ended December 31, 2010 versus 17.2% for the prior period. The primary reason for the decrease in SG&A is due to approximately $2,587 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which were recorded in the six months ended December 31, 2009, as well as an overall decline in personnel related costs, resulting from the rationalization project we undertook in fiscal 2010. These decreases in SG&A are offset in part by $1,060 of transaction costs related to the Rising acquisition.

Operating Income (Loss)

For the six months ended December 31, 2010, operating income was $5,386 compared to a loss of ($1,784) in the prior period, an increase of $7,070.  This increase was due to the overall increase in gross profit of $3,814 and the decline in SG&A of $3,356 from the comparable prior period.

Interest and Other Income (Expense), Net

Interest and other income net was $1,382 of income for the six months ended December 31, 2010, which represents an increase of $1,508 of income over expense of ($126) in the prior period mainly due to an increase in foreign exchange gains and an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2010 was 75.1% versus a tax benefit of 24.9% for the prior period. The increase in the effective tax rate was primarily due to an approximate $2,600 tax charge related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

	Net Sales by Segment Three months ended December 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$45,804	53.4%	$44,136	62.2%	$1,668	3.8%
Specialty Chemicals	32,358	37.8	23,539	33.2	8,819	37.5
Crop Protection	7,521	8.8	3,235	4.6	4,286	132.5

Net sales	$85,683	100.0%	$70,910	100.0%	$14,773	20.8%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$7,378	16.1%	$7,122	16.1%	$256	3.6%
Specialty Chemicals	4,511	13.9	3,311	14.1	1,200	36.2
Crop Protection	1,234	16.4	347	10.7	887	255.6

Gross profit	$13,123	15.3%	$10,780	15.2%	$2,343	21.7%

Net Sales

Net sales increased $14,773, or 20.8%, to $85,683 for the three months ended December 31, 2010, compared with $70,910 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $1,668 or 3.8% to $45,804 for the three months ended December 31, 2010, when compared to the prior period. This increase is predominantly due to the increase of $1,570 in sales from our international operations, particularly in Germany for APIs and nutraceutical products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $32,358 for the three months ended December 31, 2010, an increase of $8,819 from net sales of $23,539 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets, most of which is directly impacted by market conditions in the economy.   Sales of our chemicals used in surface coatings increased $2,431 from the prior period, as well as sales of agricultural, dye, pigment and miscellaneous intermediates which together increased $2,193. In addition sales of our polymer additives increased $899 from the prior period. These three increases represent increased demand in sectors that are affected by general economic conditions. Sales of specialty chemicals from our international operations also increased by $2,350 over the prior period.

Crop Protection

Net sales for the Crop Protection segment increased to $7,521 for the three months ended December 31, 2010, an increase of $4,286, or 132.5%, from net sales of $3,235 for the prior period.  The increase over the prior period is due to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010. The increase in Crop Protection sales is also due in part to a rise in sales of Halosulfuron and an increase in sales of Asulam.

Gross Profit

Gross profit increased to $13,123 (15.3% of net sales) for the three months ended December 31, 2010, as compared to $10,780 (15.2% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $7,378 for the three months ended December 31, 2010 when compared to the prior period of $7,122. The gross margin remained relatively consistent at 16.1%, for the three months ended December 31, 2010. The increase in gross profit in the Health Sciences segment primarily relates to increased sales volume in our domestic generics product group, as well as increased sales volume from our international operations.

Specialty Chemicals

Specialty Chemicals’ gross profit of $4,511 for the three months ended December 31, 2010 was $1,200 or 36.2% higher than the prior period.  The gross margin at 13.9% for the three months ended December 31, 2010 was consistent with the prior period’s gross margin of 14.1%.   The increase in the gross profit is due primarily to increased gross profit of $671 on sales of domestic specialty chemicals as well as $528 increased profit on sales of products sold by our international operations.

Crop Protection

Gross profit for the Crop Protection segment increased to $1,234 for the three months ended December 31, 2010, versus $347 for the prior period, an increase of $887 or 255.6%.  Gross margin for the quarter also increased to 16.4% compared to the prior period gross margin of 10.7%. The increase in the gross profit and gross margin is primarily related to increased sales of Halosulfuron.

Selling, General and Administrative Expenses

SG&A decreased $2,813 or 19.8%, to $11,427 for the three months ended December 31, 2010 compared to $14,240 for the prior period.  As a percentage of sales, SG&A decreased to 13.3% for the three months ended December 31, 2010 versus 20.1% for the prior period. The primary reason for the decrease in SG&A is due to approximately $2,587 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which were recorded in the three months ended December 31, 2009. This decrease in SG&A is offset in part by $1,060 of transaction costs related to the Rising acquisition.

Operating Income (Loss)

For the three months ended December 31, 2010, operating income was $1,696 compared to an operating loss of ($3,460) in the prior period, an increase of $5,156 or 149.0%.  This increase was due to the overall increase in gross profit of $2,343 and the decline in SG&A of $2,813 from the comparable prior period.

Interest and Other Income (Expense), Net

Interest and other income net was $711 of income for the three months ended December 31, 2010, which represents an increase of $845 of income over ($134) of expense in the prior period mainly due to an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2010 was 150.9% versus a tax benefit of 31.1% for the prior period. The increase in the effective tax rate was primarily due to an approximate $2,600 tax charge related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Liquidity and Capital Resources

Cash Flows

At December 31, 2010, we had $24,805 in cash and cash equivalents, of which $12,977 was outside the United States, $446 in short-term investments and $50,550 in bank loans.  Working capital was $106,651 at December 31, 2010 versus $120,924 at June 30, 2010.  The $12,977 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2010 decreased $6,045 from the amount at June 30, 2010.  Operating activities for the six months ended December 31, 2010 provided cash of $2,698, for this period, as compared to cash used in operations of $10,491 for the comparable period. The $2,698 was comprised of $1,628 in net income and $1,136 derived from adjustments for non-cash items less a net $66 decrease from changes in operating assets and liabilities. The non-cash items included $1,683 in depreciation and amortization expense, $1,065 of earnings on an equity investment in a joint venture and $401 in non-cash stock compensation expense. Trade accounts receivable decreased $20,316 during the six months ended December 31, 2010, due to decreased sales during the second quarter of 2011 as compared to the fourth quarter of 2010, as well as a decrease in days sales outstanding, from June 30, 2010.  Inventories have increased by $10,349 and accounts payable decreased by $5,733 due to related to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products expected to be shipped in the third quarter of fiscal 2011.  Inventories have also risen in our France subsidiary related to Health Sciences, specifically pharmaceutical intermediates, and Specialty Chemical products, as well as an increase in one of our German subsidiaries, due to certain generic products, which inventories are intended to support fiscal 2011 third and fourth quarter sales. Accrued expenses and other liabilities decreased $4,523 due to a decline in advance payments from customers and a decrease in accrued compensation as performance payments were made in September 2010 offset in part by an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany. Our cash position at December 31, 2009 decreased $10,790 from the amount at June 30, 2009.  Operating activities for the six months ended December 31, 2009 used cash of $10,491, for this period, as compared to cash used in operations of $8,496 for the comparable 2008 period. The $10,491 was comprised of $1,498 in net loss and $2,113 derived from adjustments for non-cash items less a net $11,106 decrease from changes in operating assets and liabilities, including approximately $15,943 increase in inventories due primarily to purchases of Health Sciences inventories in our German operations and purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products that were shipped in the third and fourth quarters of fiscal 2010.

Investing activities for the six months ended December 31, 2010 used cash of $60,779, primarily related to $58,711 payment for the net assets of Rising. In addition, $1,819 related to purchases of property and equipment and $749 for intangible assets. Investing activities for the six months ended December 31, 2009 used cash of $2,251 primarily related to purchases of noncontrolling interest, property and equipment and intangible assets, offset by payments received on notes receivable.

Financing activities for the six months ended December 31, 2010 provided cash of $50,381 primarily from $50,000 of bank loans.  Financing activities for the six months ended December 31, 2009 provided cash of $1,529 primarily due to proceeds from the exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $7,504, as of December 31, 2010.  We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted Libor Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2010, the Company borrowed Revolving Loans aggregating $10,550 which loans are Alternate Base Rate Loans or 3.5% at December 31, 2010.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2010, the Term Loan is payable as an Alternate Base Rate Loan or 3.5%. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At December 31, 2010, we had utilized $50,748 in bank loans and letters of credit, leaving $29,252 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. We are also subject to certain restrictive debt covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2010.

Working Capital Outlook

Working capital was $106,651 at December 31, 2010 versus $120,924 at June 30, 2010.  In March 2010, we purchased a building in Port Washington, New York to be the site of our future global headquarters. It is anticipated that we will move our corporate offices into the new building on or about April 2011, when the lease at our current location in Lake Success, New York expires.  It is anticipated that the total amount expended on the new facility could approximate $7,600. In addition, we are contemplating a mortgage on the new facility, in the amount of $4,000, to free up working capital.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,800 over the next fiscal year.

In connection with Arsynco, we could pay out approximately $700 in fiscal 2011, related to the environmental remediation obligation.

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

In December 2010, the FASB issued Topic 350 related to intangibles – goodwill and other ASC, which requires a company to consider whether there are any adverse qualitative factors indicating that an impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011. The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued an amendment to ASC Topic 805, which requires a company to disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only in comparative financial statements. The amendment also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.  The disclosure provisions are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company applied the provisions of the amendment to ASC 805 on its acquisition of Rising.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $446 at December 31, 2010.  Those short-term investments consisted of corporate equity securities. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $45 as of December 31, 2010.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2010, we had foreign currency contracts outstanding that had a notional amount of $39,846.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2010, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On December 31, 2010, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of December 31, 2010, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $5,216.  Actual results, however, may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2010 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As discussed in Note 2 to the Condensed Consolidated Financial Statements included in this report, relevant portions of which we hereby incorporate by reference, in connection with the Rising acquisition, we issued 1,000 shares of Aceto Common Stock, par value $.01 per share, pursuant to an exemption under Section 4(2) of the Securities Exchange Act of 1933, as amended (the “Act”).  Rising represented that such shares were acquired for investment, not for distribution or resale to others, that such shares must be held indefinitely unless they are subsequently registered or an exemption from registration is available, that Rising has reviewed certain information about us and that Rising is an accredited investor, among other things.  Rising agreed not to sell, assign, transfer, encumber or otherwise dispose of such shares unless a registration statement under the Act with respect thereto is in effect or we receive a written opinion of counsel that registration is not required.

Item 6.	Exhibits

2.1.
Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

10.1
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 20, 2010).

10.2
Credit Agreement, dated as of December 31, 2010, by and Among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Sun Acquisition Corp. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2011).

10.3
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.4
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.5	Employment Agreement, dated as of December 31, 2010, by and between Ronald Gold and Sun Acquisition Corp.

10.6	Employment Agreement, dated as of December 31, 2010, by and between David B. Rosen and Sun Acquisition Corp.

10.7	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	February 4, 2011	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE	February 4, 2011	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)