Form 10-Q
period 2011-03-31
ACETO CORP
filed 2011-05-06
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Commission file number 000-04217

ACETO CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1720520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Tri Harbor Court, Port Washington, NY 11050
(Address of principal executive offices)

(516) 627-6000
(Registrant's telephone number, including area code)

www.aceto.com
(Registrant’s website address)

One Hollow Lane, Lake Success, NY 11042

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

Yes ☐  No ☒

The registrant had 26,619,606 shares of common stock outstanding as of May 2, 2011.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	March 31, 2011	June 30, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,984	$30,850
Investments	487	335
Trade receivables, less allowance for doubtful
accounts (March, $858; June, $1,098)	80,067	74,674
Other receivables	5,848	11,004
Inventory	77,322	74,857
Prepaid expenses and other current assets	2,098	1,969
Deferred income tax asset, net	1,306	1,864
Total current assets	188,112	195,553

Property and equipment, net	11,914	6,913
Property held for sale	3,752	3,752
Goodwill	33,604	1,730
Intangible assets, net	52,819	12,360
Deferred income tax asset, net	2,329	2,419
Other assets	11,316	9,124

TOTAL ASSETS	$303,846	$231,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,000	$-
Accounts payable	37,338	39,970
Accrued expenses	34,015	33,589
Deferred income tax liability	531	1,070
Total current liabilities	77,884	74,629

Long-term debt	43,500	550
Long-term liabilities	15,982	9,421
Environmental remediation liability	7,389	7,607
Deferred income tax liability	20	-
Total liabilities	144,775	92,207

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,644 shares issued; 26,619 and 25,415 shares outstanding at March 31, 2011 and June 30, 2010, respectively	266	256
Capital in excess of par value	62,109	53,686
Retained earnings	89,878	86,958
Treasury stock, at cost, 25 and 229 shares at March 31, 2011 and June 30, 2010, respectively	(238)	(2,209)
Accumulated other comprehensive income	7,056	953
Total shareholders’ equity	159,071	139,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$303,846	$231,851

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31,
	2011	2010

Net sales	$291,224	$240,866
Cost of sales	245,382	202,418
Gross profit	45,842	38,448

Selling, general and administrative expenses	34,305	34,443
Operating income	11,537	4,005

Other (expense) income:
Interest expense	(892)	(146)
Interest and other income, net	1,854	512
	962	366

Income before income taxes	12,499	4,371
Income tax provision	7,025	2,028
Net income	$5,474	$2,343

Net income per common share	$0.21	$0.09
Diluted net income per common share	$0.21	$0.09

Weighted average shares outstanding:
Basic	25,718	24,874
Diluted	25,918	25,145

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Three Months Ended March 31,
	2011	2010

Net sales	$117,881	$99,347
Cost of sales	98,449	83,495
Gross profit	19,432	15,852

Selling, general and administrative expenses	13,281	10,063
Operating income	6,151	5,789

Other (expense) income:
Interest expense	(669)	(60)
Interest and other income, net	472	638
	(197)	578

Income before income taxes	5,954	6,367
Income tax provision	2,108	2,526
Net income	$3,846	$3,841

Net income per common share	$0.15	$0.15
Diluted net income per common share	$0.14	$0.15

Weighted average shares outstanding:
Basic	26,468	25,181
Diluted	26,663	25,301

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine Months Ended March 31,
	2011	2010
Operating activities:
Net income	$5,474	$2,343
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,536	1,910
Provision for doubtful accounts	172	212
Non-cash stock compensation	614	877
Non-cash inventory write-down	-	859
Deferred income taxes (credits)	115	(481)
Unrealized gain on trading securities	(152)	(52)
Earnings on equity investment in joint venture	(1,526)	(918)
Changes in assets and liabilities, net of acquisition:
Trade accounts receivable	5,213	(15,763)
Other receivables	7,205	(4,553)
Inventory	2,019	(16,314)
Prepaid expenses and other current assets	94	(1,050)
Other assets	(112)	(207)
Accounts payable	(4,510)	11,390
Accrued expenses and other liabilities	(13,319)	10,034
Net cash provided by (used in) operating activities	4,823	(11,713)

Investing activities:
Payment for net assets of business acquired, net of cash acquired	(58,711)	(413)
Purchase of noncontrolling interest	-	(460)
Payments received on notes receivable	500	972
Purchases of property and equipment, net	(4,833)	(3,846)
Payments for intangible assets	(1,162)	(2,481)
Net cash used in investing activities	(64,206)	(6,228)

Financing activities:
Proceeds from exercise of stock options	616	1,413
Excess tax benefit on stock option exercises and restricted stock	120	371
Payment of cash dividends	(2,548)	(2,529)
Borrowings of bank loans	50,000	-
Repayments of bank loans	(1,050)	-
Net cash provided by (used in) financing activities	47,138	(745)

Effect of exchange rate changes on cash	2,379	(777)

Net decrease in cash	(9,866)	(19,463)
Cash at beginning of period	30,850	57,761
Cash at end of period	$20,984	$38,298

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

Non-Cash Item
In connection with the acquisition of Rising Pharmaceuticals, Inc. the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Condensed Consolidated Statement of Cash Flows during the nine months ended March 31, 2011.  The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the nine months ended March 31, 2011 and March 31, 2010 of $1,800 and $2,189, respectively, related to data filed with the United States Environmental Protection Agency.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements.  These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions.  The Company’s most critical accounting policies relate to revenue recognition; royalty income; partnered products; allowance for doubtful accounts; inventories; goodwill and other indefinite-lived intangible assets; long-lived assets; environmental and other contingencies; income taxes; and stock-based compensation.

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2010.

Certain reclassifications have been made to the prior period condensed consolidated financial statements to conform to the current period presentation.

(2)  Business Combinations

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The Company believes that the Rising acquisition will establish another platform for its growth in the Health Sciences business by the expansion of its finished dosage form product offerings from both foreign and domestic facilities as well as complementing its core strength of sourcing active pharmaceutical ingredients. The purchase was approximately $73,317 which was comprised of the issuance of 1,000 shares of Aceto common stock, valued at $9,000, cash payment of approximately $58,817 and approximately $5,500 liability due to Rising to satisfy bulk sales tax obligation. The purchase agreement also calls for $8,000 of deferred consideration to be paid by Aceto over a four year period. In addition, the agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, deprecation and amortization in excess of $32,100, up to a maximum of $6,000. As of March 31, 2011, the Company has accrued $877 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The purchase price was allocated to intangible assets as follows:  approximately $31,739 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $32,500 of product rights, amortizable over a period of seven to fourteen years; approximately $5,100 of license agreements, amortizable over six years; approximately $3,900 of customer relationships, amortizable over eleven years; and approximately $1,700 of trademarks, amortizable over a period of four years.  Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill acquired was allocated to the Health Sciences Segment.

For the period from December 31, 2010 to March 31, 2011, Rising’s net sales and income before income taxes was approximately $9,016 and $456, respectively, which have been included in the condensed consolidated statement of income for the nine months ended March 31, 2011. The following represents pro forma operating results as if the operations of Rising had been included in the Company's condensed consolidated statements of operations as of July 1, 2009:

	Nine months ended March 31,
	2011	2010

Net sales	$311,606	$274,164
Net income	9,292	3,458
Net income per common share	$0.35	$0.13
Diluted net income per common share	$0.35	$0.13

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $3,200 for both periods presented, increase in interest expense of approximately $1,300 for both periods presented associated with bank borrowings to fund the acquisition, reversal of acquisition related transaction costs of approximately $1,100 and tax related effects in the nine months ended 2011. In addition, the Company reversed approximately $2,600 of a tax charge related to the repatriation of earnings from certain foreign subsidiaries to assist with the funding of the acquisition in the nine months ended 2011. The pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

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

In December 2010, the Company granted 240 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the nine months ended March 31, 2011 and 2010 was $130 and $363, respectively and $57 and $0 for the three months ended March 31, 2011 and 2010, respectively. Included in the nine months ended March 31, 2011 stock-based compensation expense for stock options was approximately $54 related to the modification of certain stock options. As of  March 31, 2011, the total unrecognized compensation cost related to option awards is $608.

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

March 31, 2011

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

For the three and nine months ended March 31, 2011, the Company recorded stock-based compensation expense of approximately $158 and $478, respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2010, the Company recorded stock-based compensation expense of approximately $175 and $480, respectively, related to restricted common stock and restricted stock units. As of March 31, 2011, the total unrecognized compensation cost related to restricted stock awards and units is $1,062.

The Company’s policy is to satisfy stock-based compensation awards with treasury shares, to the extent available.

(4)  Common Stock

On May 5, 2011, the Company's board of directors declared a regular semi-annual cash dividend of $0.10 per share to be distributed on June 24, 2011 to shareholders of record as of June 13, 2011.

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

(5)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2011	2010.	2011	2010

Weighted average shares outstanding	25,718	24,874	26,468	25,181
Dilutive effect of stock options and restricted stock awards and units	200	271	195	120
Diluted weighted average shares outstanding	25,918	25,145	26,663	25,301

There were 1,450 and 1,749 common equivalent shares outstanding as of March 31, 2011 and 2010, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive. There were 1,206 and 1,587 common equivalent shares outstanding as of March 31, 2011 and 2010, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

 (6)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Nine months ended March 31,		Three months ended March 31,
	2011	2010	2011	2010
Comprehensive income:
Net income	$5,474	$2,343	$3,846	$3,841
Change in fair value of interest rate swaps	(126)	-	(126)	-
Foreign currency translation adjustment	6,229	(2,027)	2,499	(3,016)
Total	$11,577	$316	$6,219	$825

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and nine months ended March 31, 2011 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of March 31, 2011 and June 30, 2010, a liability of $8,082 and $8,300, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2011 and June 30, 2010 is $3,637 and $3,735, respectively, which is included in the accompanying, condensed consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $8,000 through fiscal 2012, of which $4,159 and $3,500 has been accrued as of March 31, 2011 and June 30, 2010, respectively.   In addition, the Company has recorded approximately $9,643 and $11,540 of customer advance payments, which are included in accrued expenses in the condensed consolidated balance sheet at March 31, 2011 and June 30, 2010, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2011, the Company borrowed Revolving Loans aggregating $11,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.06% to 3.25% at March 31, 2011.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2011, the amount outstanding under the Term Loan is $38,500 and is payable as an Adjusted LIBOR Loan, at interest rates ranging from 3.06% to 3.25% at March 31, 2011.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$ 1,500
9 through 12	$ 1,750
13 through 16	$ 2,000
17 through 20	$ 3,250

As such, the Company has classified $6,000 of the Term Loan as short-term in the condensed consolidated balance sheet at March 31, 2011. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $126 and $58 as of March 31, 2011 and June 30, 2010, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company has obtained a waiver of its consolidated debt service coverage ratio and its consolidated domestic debt service coverage ratio covenants from its financial institutions for the quarter ended March 31, 2011.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments, foreign currency contracts and interest rate swap. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2011, the Company had foreign currency contracts outstanding that had a notional amount of $34,373. Unrealized gains (losses) on hedging activities for the nine months ended March 31, 2011 and 2010 was $364 and ($307), respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2011, is $126. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of March 31, 2011 and June 30, 2010, the Company had $945 and $456, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed in December 2010.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following table summarizes the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2011 and June 30, 2010:

	Fair Value Measurements at March 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	—	$916	—	$916

Investments:
Trading securities	$487	—	—	487

Foreign currency contracts-assets (1)	—	571	—	571

Foreign currency contracts-liabilities (2)	—	184	—	184

Derivative liability for interest rate swap (3)	—	126	—	126

Contingent consideration (4)			$945	945

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011.
(4)	$68 included in “Accrued expenses” and $877 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2011.

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Input (Level 2)	Significant Unobservable inputs (Level 3)	Total

Cash equivalents:
Time deposits	—	$539	—	$539

Investments:
Trading securities	$335	—	—	335

Foreign currency contracts-assets (5)	—	68	—	68

Foreign currency contracts-liabilities (6)	—	937	—	937

Contingent consideration (7)			$456	456

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.
(6)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.
(7)	$388 included in “Accrued expenses” and $68 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2010.

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

Health Sciences – includes pharmaceutical intermediates, active pharmaceutical ingredients (APIs), finished dosage form generic drugs and nutraceuticals.

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

Nine Months Ended March 31, 2011 and 2010:
	Health Sciences	Specialty Chemicals	Crop Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$152,334	$110,228	$28,662	$-	$291,224
Gross profit	26,748	16,328	2,766	-	45,842
Income before income taxes	6,765	7,442	549	(2,257)	12,499

2010
Net sales	$135,313	$87,438	$18,115	$-	$240,866
Gross profit	22,027	13,986	2,435	-	38,448
Income before income taxes	4,120	5,011	(383)	(4,377)	4,371

Three Months Ended March 31, 2011 and 2010:
	Health Sciences	Specialty Chemicals	Crop Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$62,234	$41,028	$14,619	$-	$117,881
Gross profit	11,950	6,172	1,310	-	19,432
Income before income taxes	3,100	3,293	519	(958)	5,954

2010
Net sales	$51,837	$36,067	$11,443	$-	$99,347
Gross profit	8,208	5,989	1,655	-	15,852
Income before income taxes	2,772	3,091	1,297	(793)	6,367

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(11) Income Taxes

In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the nine months ended March 31, 2011.   At this time, the Company does not expect any further repatriation of earnings from its foreign subsidiaries.

(12) Joint Venture

The Company has an investment in a corporate joint venture established for the purpose of selling a particular Crop Protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and accounts for this joint venture using the equity method of accounting. Summarized financial information for this joint venture is as follows:

	Nine months ended March 31,
	2011	2010

Net sales	$9,812	$6,108
Income before income taxes	$5,087	$3,059

	March 31,
	2011	2010

Total Assets	$6,898	$6,336
Total Liabilities	$847	$2,470

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2011 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2011 and 2010 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2011.  These interim financial statements are the responsibility of the Company’s management.

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
May 6, 2011

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

Executive Summary

We are reporting net sales of $291,224 for the nine months ended March 31, 2011, which represents a 20.9% increase from the $240,866 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2011 was $45,842 and our gross margin was 15.7% as compared to gross profit of $38,448 and gross margin of 16.0% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the nine months ended March 31, 2011 remained relatively flat when compared to $34,443 we reported in the prior period.  Our net income increased to $5,474, or $0.21 per diluted share, compared to net income of $2,343, or $0.09 per diluted share in the prior period.

Our financial position as of March 31, 2011 remains strong, as we had cash and cash equivalents and short-term investments of $21,471, working capital of $110,228, long-term bank loans of $43,500 and shareholders’ equity of $159,071.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Crop Protection.  The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include pharmaceutical intermediates, active pharmaceutical ingredients (APIs), finished dosage form generic drugs and nutraceuticals.

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

According to a March 17, 2011 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2010, the index for consumer durables, which impacts the Specialty Chemicals segment, contracted at an annual rate of 8.3%.

The Crop Protection segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2010, the total crop acreage planted in 2010 remained relatively flat at 319 million acres.  The number of peanut acres planted in 2010 was up almost 16% from 2009 levels while sugarcane acreage was down approximately 1.1% from 2009.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. Our current pipeline in the crop protection area consists of two products where we have already received EPA approval and plan to begin selling for the 2011 growing season.  We have also filed with the EPA for registrations for two additional products, one of which we hope to start selling for the 2011 growing season.  In addition, there are two other products that we plan on filing for registrations with the EPA in the near future. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2011 and 2010.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

Since June 30, 2010, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.  The following critical accounting policies are new to Aceto as they relate to Rising, certain assets of which were acquired on December 31, 2010:

Revenue Recognition

Revenue is recognized at the time merchandise is shipped to a customer. Upon each sale, estimates of rebates, chargebacks, returns, government reimbursed rebates, and other adjustments are made. The estimates are recorded as reductions to gross revenues, with corresponding adjustments to either accounts receivable reserves or reserve for price concessions. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

Royalty Income

We have royalty agreements on certain products where third party pharmaceutical companies market such products. We earn and collect royalty income based on percentages of net profits as defined in those agreements.

Partnered Products

We have various products which we have entered into collaborative arrangements with certain pharmaceutical companies. As a result of these arrangements, we share profits on sales of these products, which are included in cost of sales. The shared profits are settled on a quarterly basis.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2011 Compared to Nine Months Ended March 31, 2010

	Net Sales by Segment Nine months ended March 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of		$ %
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$152,334	52.3%	$135,313	56.2%	$17,021	12.6%
Specialty Chemicals	110,228	37.9	87,438	36.3	22,790	26.1
Crop Protection	28,662	9.8	18,115	7.5	10,547	58.2

Net sales	$291,224	100.0%	$240,866	100.0%	$50,358	20.9%

	Gross Profit by Segment Nine months ended March 31,

	2011		2010		Comparison 2011 Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	Profit	sales	change	Change

Health Sciences	$26,748	17.6%	$22,027	16.3%	$4,721	21.4%
Specialty Chemicals	16,328	14.8	13,986	16.0	2,342	16.7
Crop Protection	2,766	9.7	2,435	13.4	331	13.6

Gross Profit	$45,842	15.7%	$38,448	16.0%	$7,394	19.2%

Net Sales

Net sales increased $50,358, or 20.9%, to $291,224 for the nine months ended March 31, 2011, compared with $240,866 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $17,021 or 12.6% to $152,334 for the nine months ended March 31, 2011, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $6,131, when compared to the prior period. On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. We experienced sales of these products of $9,016, where there was no comparable amount in the prior period. This increase is offset in part by a decline of approximately $2,675 in sales of pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products. In addition, the Health Sciences segment saw an increase in sales from our international operations of $10,890 over the prior period, particularly in Europe.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $110,228 for the nine months ended March 31, 2011, an increase of $22,790 from net sales of $87,438 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, contracted at an annual rate of 8.3%. Sales of our chemicals used in surface coatings increased $8,256 from the prior period, as well as sales of agricultural, dye, pigment and miscellaneous  intermediates which together increased $6,138. In addition, sales of our polymer additives increased $1,988 from the prior period. These three increases represent increased demand in sectors that are affected by general economic conditions. In March 2010, we acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries. Since there was only one month of sales in the prior period versus nine months of 2011, we experienced a sales increase of these products of $1,290. In addition, we experienced an increase in sales of specialty chemicals from our international operations of $3,356.

Crop Protection

Net sales for the Crop Protection segment increased to $28,662 for the nine months ended March 31, 2011, an increase of $10,547, or 58.2%, from net sales of $18,115 for the prior period.  The increase over the prior period is due to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010. The increase in Crop Protection sales is also due in part to a new wide-range insecticide that began selling in the third quarter of 2011, which is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and a new herbicide that also began selling in the third quarter of fiscal 2011, which is used primarily on grass, to control broadleaf weeds and on some crops, flowers and shrubs.  In addition, the increase in sales of our Crop Protection business is due to a rise in sales of Halosulfuron, an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses.

Gross Profit

Gross profit increased to $45,842 (15.7% of net sales) for the nine months ended March 31, 2011, as compared to $38,448 (16.0% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $26,748 for the nine months ended March 31, 2011 when compared to the prior period of $22,027. Gross margin was 17.6%, for the nine months ended March 31, 2011 compared to the prior period gross margin of 16.3%. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. In addition, gross profit increased due to increased sales volume in our international operations.

Specialty Chemicals

Specialty Chemicals’ gross profit of $16,328 for the nine months ended March 31, 2011 was $2,342 or 16.7% higher than the prior period.  The gross margin at 14.8% for the nine months ended March 31, 2011 was lower than the prior period’s gross margin of 16.0%.   The increase in the gross profit is due primarily to increased gross profit of $2,370 on sales of domestic specialty chemicals. The decrease in gross margin primarily relates to a decline in margin on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.  Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most of these price increases have been passed onto our customers, but not all. We expect this trend to continue in the short term.

Crop Protection

Gross profit for the Crop Protection segment increased to $2,766 for the nine months ended March 31, 2011, versus $2,435 for the prior period, an increase of $331 or 13.6%.  Gross margin for the nine month period decreased to 9.7% compared to the prior period gross margin of 13.4%. The increase in the gross profit is primarily related to increased sales of Halosulfuron, as well as an insecticide and herbicide, in which we commenced sales in the third quarter of fiscal 2011. The decline in gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A remained consistent at $34,305 for the nine months ended March 31, 2011 when compared to $34,443 for the prior period.  As a percentage of sales, SG&A decreased to 11.8% for the nine months ended March 31, 2011 versus 14.3% for the prior period. On December 31, 2010, we acquired certain assets of Rising, thus we now have three months of SG&A for this subsidiary, including amortization expense related to acquired intangible assets. We also incurred approximately $1,060 of transaction costs related to this acquisition in the second quarter of fiscal 2011. These increases are offset by approximately $3,802 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which was recorded in the nine months ended March 31, 2010, as well as an overall decline in costs, resulting from the rationalization project we undertook in fiscal 2010.

Operating Income

For the nine months ended March 31, 2011, operating income was $11,537 compared to $4,005 in the prior period, an increase of $7,532.  This increase was due to the overall increase in gross profit of $7,394 and the decline in SG&A of $138 from the comparable prior period.

Interest Expense

Interest expense was $892 for the nine months ended March 31, 2011, an increase of $746 from $146 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising.

Interest and Other Income, Net

Interest and other income net was $1,854 for the nine months ended March 31, 2011, which represents an increase of $1,342 over $512 in the prior period mainly due to an increase in foreign exchange gains and an increase in income related to a joint venture. The joint venture income represents our investment in a corporate joint venture established for the purpose of selling a particular Crop Protection product. Our initial investment was $6 in fiscal 2009, representing a 30% ownership and we account for this joint venture using the equity method of accounting.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2011 was 56.2% versus 46.4% for the prior period. The increase in the effective tax rate was primarily due to an approximate $2,600 tax charge related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. At this time, we do not expect any further repatriation of earnings from our foreign subsidiaries.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

	Net Sales by Segment Three months ended March 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of		$ %
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$62,234	52.8%	$51,837	52.2%	$10,397	20.1%
Specialty Chemicals	41,028	34.8	36,067	36.3	4,961	13.8
Crop Protection	14,619	12.4	11,443	11.5	3,176	27.8

Net sales	$117,881	100.0%	$99,347	100.0%	$18,534	18.7%

	Gross Profit by Segment Three months ended March 31,

	2011		2010		Comparison 2011 Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$11,950	19.2%	$8,208	15.8%	$3,742	45.6%
Specialty Chemicals	6,172	15.0	5,989	16.6	183	3.1
Crop Protection	1,310	9.0	1,655	14.5	(345)	(20.8)

Gross profit	$19,432	16.5%	$15,852	16.0%	$3,580	22.6%

Net Sales

Net sales increased $18,534, or 18.7%, to $117,881 for the three months ended March 31, 2011, compared with $99,347 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $10,397 or 20.1% to $62,234 for the three months ended March 31, 2011, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of approximately $2,859, when compared to the prior period. On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. We experienced sales of these products of $9,016, where there was no comparable amount in the prior period. This increase is offset in part by a decline of approximately $3,635 in sales of pharmaceutical intermediates, as well as a decline of $2,442 in our domestic generics product group due to timing of certain products, whereby shipments were delayed until the fourth quarter of fiscal 2011 and the first quarter of fiscal 2012. In addition, the Health Sciences segment saw an increase in sales from our international operations of $7,538 over the prior period, particularly in Europe.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $41,028 for the three months ended March 31, 2011, an increase of $4,961 from net sales of $36,067 for the prior period.  Our chemical business is diverse in terms of products, customers and consuming markets, most of which is directly impacted by market conditions in the economy.   Sales of our chemicals used in surface coatings increased $2,117 from the prior period, as well as sales of agricultural, dye, pigment and miscellaneous intermediates which together increased $2,325. Both of these increases represent increased demand in sectors that are affected by general economic conditions.

Crop Protection

Net sales for the Crop Protection segment increased to $14,619 for the three months ended March 31, 2011, an increase of $3,176, or 27.8%, from net sales of $11,443 for the prior period.  The increase over the prior period is due to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010. The increase in Crop Protection sales is also due in part to sales from two new products, an insecticide used on various crops, including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and a herbicide used primarily on grass, to control broadleaf weeds and on some crops, flowers and shrubs, both of which we began selling in the third quarter of fiscal 2011.

Gross Profit

Gross profit increased to $19,432 (16.5% of net sales) for the three months ended March 31, 2011, as compared to $15,852 (16.0% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $11,950 for the three months ended March 31, 2011 when compared to the prior period of $8,208. The gross margin increased to 19.2%, for the three months ended March 31, 2011 when compared to 15.8% for the prior period. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010.

Specialty Chemicals

Specialty Chemicals’ gross profit of $6,172 for the three months ended March 31, 2011 was $183 or 3.1% higher than the prior period.  The gross margin at 15.0% for the three months ended March 31, 2011 was lower than the prior period’s gross margin of 16.6%.   The decrease in gross margin primarily relates to a decline in margin on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.  Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most of these price increases have been passed onto our customers, but not all. We expect this trend to continue in the short term.

Crop Protection

Gross profit for the Crop Protection segment decreased to $1,310 for the three months ended March 31, 2011, versus $1,655 for the prior period, a decrease of $345 or 20.8%.  Gross margin for the quarter also decreased to 9.0% compared to the prior period gross margin of 14.5%. The decrease in the gross profit and gross margin is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups. The gross profit decline was partially offset by an increase in gross profit on an insecticide and herbicide, in which we commenced sales in the third quarter of fiscal 2011.

Selling, General and Administrative Expenses

SG&A increased $3,218 or 32.0%, to $13,281 for the three months ended March 31, 2011 compared to $10,063 for the prior period.  As a percentage of sales, SG&A increased to 11.3% for the three months ended March 31, 2011 versus 10.1% for the prior period. The primary reason for the increase in SG&A is due to the Rising acquisition, which occurred on December 31, 2010 and thus we now have three months of SG&A for this subsidiary, including amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period.

Operating Income

For the three months ended March 31, 2011, operating income was $6,151 compared to $5,789 in the prior period, an increase of $362 or 6.3%.  This increase was due to the overall increase in gross profit of $3,580 offset by the increase in SG&A of $3,218 from the comparable prior period.

Interest Expense

Interest expense was $669 for the three months ended March 31, 2011, an increase of $609 from $60 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising.

Interest and Other Income, Net

Interest and other income net was $472 of income for the three months ended March 31, 2011, which represents a decrease of $166 over $638 in the prior period mainly due to a decline in income related to a joint venture partially offset by an increase in foreign exchange gains.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2011 was 35.4% versus 39.7% for the prior period. The decrease in the effective tax rate was primarily due to the expected mix of profits from higher tax rate jurisdictions in 2010.

Liquidity and Capital Resources

Cash Flows

At March 31, 2011, we had $20,984 in cash and cash equivalents, of which $15,861 was outside the United States, $487 in short-term investments and $49,500 in bank loans.  Working capital was $110,228 at March 31, 2011 versus $120,924 at June 30, 2010.  The $15,861 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability would be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2011 decreased $9,866 from the amount at June 30, 2010.  Operating activities for the nine months ended March 31, 2011 provided cash of $4,823, for this period, as compared to cash used in operations of $11,713 for the comparable period. The $4,823 was comprised of $5,474 in net income and $2,759 derived from adjustments for non-cash items less a net $3,410 decrease from changes in operating assets and liabilities. The non-cash items included $3,536 in depreciation and amortization expense, $1,526 of earnings on an equity investment in a joint venture and $614 in non-cash stock compensation expense. Trade accounts receivable decreased $5,213 during the nine months ended March 31, 2011, due to a decrease in days sales outstanding, from June 30, 2010.  Inventories and accounts payable have decreased by $2,019 and 4,510, respectively due to shipments of glyphosate, which occurred in the third quarter of fiscal 2011, offset in part, by increases in our France and Netherlands subsidiaries related to Health Sciences inventories intended to support fiscal 2011 fourth quarter sales. Accrued expenses and other liabilities decreased $13,319 due to a decrease in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany, a decline in advance payments from customers and a decrease in accrued compensation as performance payments were made in September 2010 offset in part by the timing of income tax payments. Other receivables decreased $7,205 due to a decrease in VAT taxes receivables in our German subsidiaries. Our cash position at March 31, 2010 decreased $19,463 from the amount at June 30, 2009.  Operating activities for the nine months ended March 31, 2010 used cash of $11,713, for this period, as compared to cash used in operations of $579 for the comparable 2009 period. The $11,713 was comprised of $2,343 in net income and $2,407 derived from adjustments for non-cash items less a net $16,463 decrease from changes in operating assets and liabilities, including an approximately $16,314 increase in inventories due primarily to Crop Protection purchases of Glyphosate and Halosulfuron for sales that occurred in the fourth quarter of 2010. Inventories have also increased during the nine months ended March 31, 2010 due to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products that shipped in the fourth quarter of 2010.

Investing activities for the nine months ended March 31, 2011 used cash of $64,206, primarily related to $58,711 payment for the net assets of Rising. In addition, $4,833 related to purchases of property and equipment and $1,162 for intangible assets. Investing activities for the nine months ended March 31, 2010 used cash of $6,228 primarily related to purchases of noncontrolling interest, property and equipment and payments for intangible assets and net assets of business acquired, offset by payments received on notes receivable. The purchase of property and equipment included the purchase of land and building for our global headquarters.

Financing activities for the nine months ended March 31, 2011 provided cash of $47,138 primarily from $50,000 of bank loans, offset by the payment of dividends of $2,548.  Financing activities for the nine months ended March 31, 2010 used cash of $745 primarily from the payment of $2,529 of dividends, offset by $1,413 of proceeds from the exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $7,982, as of March 31, 2011.  We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2011, we borrowed Revolving Loans aggregating $11,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.06% to 3.25% at March 31, 2011.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2011, the amount outstanding under the Term Loan is $38,500 and is payable as an Adjusted LIBOR Loan, at interest rates ranging from 3.06% to 3.25% at March 31, 2011.

 The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At March 31, 2011, we had utilized $49,626 in bank loans and letters of credit, leaving $30,374 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We have obtained a waiver of our consolidated debt service coverage ratio and our consolidated domestic debt service coverage ratio covenants from our financial institutions for the quarter ended March 31, 2011.
.
Working Capital Outlook

Working capital was $110,228 at March 31, 2011 versus $120,924 at June 30, 2010.  In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. It is anticipated that the net amount expended on this new facility could approximate $7,600. In addition, we are contemplating a mortgage on the new facility, in the amount of $4,000, to free up working capital.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, as well as investment in our internal growth, and as such, these transactions may require the use of cash.    In connection with our crop protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $8,000 over the next fiscal year.

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

Investment Market Price Risk

We had short-term investments of $487 at March 31, 2011.  Those short-term investments consisted of corporate equity securities. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $49 as of March 31, 2011.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2011, we had foreign currency contracts outstanding that had a notional amount of $34,373.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2011, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On March 31, 2011, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of March 31, 2011, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $5,655.  Actual results, however, may differ.

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

Pursuant to the requirements of the Credit Agreement, we are required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, we entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2011, is $126.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ACETO CORPORATION

DATE May 6, 2011	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE May 6, 2011	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)