Form 10-K
period 2011-06-30
ACETO CORP
filed 2011-09-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                       Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)                                                                                       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2010 as reported on the NASDAQ Global Select Market, was approximately $226,834,857.

The Registrant has 26,691,171 shares of common stock outstanding as of September 2, 2011.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders to be held on December 1, 2011.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2011

PART I

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Annual Report on Form 10-K may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that may affect our results include, but are not limited to, the risks and uncertainties discussed in Item 1A of this Annual Report on Form 10-K.

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

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the marketing and distribution of pharmaceutical intermediates and active ingredients, finished dosage form generics, nutraceutical products, agricultural protection products and specialty chemicals. Our business is organized along product lines into three principal segments: Health Sciences, Specialty Chemicals and Agricultural Protection Products.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. With business operations in ten countries, we distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers. No single supplier accounted for as much as 10% of purchases in fiscal 2011 and 2010.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, Japan, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and agricultural protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control.  We believe our 60 plus years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects.  We anticipate organic growth through our plans to introduce new products for finished dosage form generic drugs,  the continued globalization of our Specialty Chemicals business, the further globalization of our nutraceutical business, the expansion of our agricultural protection products segment by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

We believe our track record of continuous product introductions demonstrates our commitment to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier.  Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Other than product rights and license agreements for certain of our finished dosage form generic products which are part of our Health Sciences business and EPA registrations for our Agricultural Protection products, we hold no patents, franchises or concessions that we consider material to our operations.

Information concerning revenue and gross profit attributable to each of our reportable segments and geographic information is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 19 to the Consolidated Financial Statements, Part II, Item 8, “Financial Statements and Supplementary Data.”

Health Sciences

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include pharmaceutical intermediates, active pharmaceutical ingredients (APIs), finished dosage form generic drugs and nutraceutical products.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative economical, second-source provider of existing APIs to generic drug companies. On December 31, 2010, we acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”). We believe that the acquisition of Rising will establish another platform for our growth in our Health Sciences business by the expansion of our finished dosage form product offerings from both foreign and domestic facilities as well as complementing our core strength of sourcing active pharmaceutical ingredients. The addition of Rising provides Aceto with a presence as a developer and marketer of our own brand of generic pharmaceuticals, the Rising brand.

According to an IMS Health press release on May 18, 2011, global spending for medicines will reach nearly $1.1 trillion by 2015, reflecting a slowing compound annual rate of growth of 3 – 6 percent over the next five years.  This compares with 6.2 percent annual growth over the past five years.  Lower levels of spending growth for medicines in the U.S., the ongoing impact of patent expirations in developed markets, strong demand in pharmerging markets and policy-driven changes in several countries are among the key factors that will influence future growth, according to IMS Institutes new study, The Global Use Of Medicines Outlook Through 2015.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. Aceto’s identification of a change in the attitudes of Europeans towards nutritional products led to the decision to globalize this business and create an operating company to focus on it, Aceto Health Ingredients GmbH, headquartered in Germany.  This globally structured business has become the model for all of our business segments, providing international reach and perspective for our customers.

Specialty Chemicals

The Specialty Chemicals segment is a supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We continue to respond to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

According to a July 15, 2011 Federal Reserve Statistical Release, in the first quarter of calendar year 2011, the index for consumer durables, which impacts the Specialty Chemicals segment, grew at an annual rate of 21.0%.

Agricultural Protection Products

The Agricultural Protection Products segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2011, the total crop acreage planted in 2011 increased by slightly less than 1 percent to 319 million acres.  The number of peanut acres planted in 2011 was down almost 11% from 2010 levels while sugarcane acreage harvested increased approximately 1.0% from 2010.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. However, our entry into this market has proven to be much more challenging than had been expected.  Our future participation will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. In fiscal 2011, we began selling three new agricultural protection products.   Our current pipeline in the agricultural protection area consists of two products which we have filed with the EPA for registrations, one of which we hope to start selling for the 2012 growing season.  In addition, there is one other product that we plan on filing for registration with the EPA in the near future. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

Long-lived Assets

Long-lived assets by geographic region as of June 30, 2011, 2010, and 2009 were as follows:

	Long-lived assets
	2011	2010	2009
United States	$90,955	$15,766	$11,445
Europe	2,779	2,401	3,120
Asia-Pacific	2,644	2,836	3,063
Total	$96,378	$21,003	$17,628

Suppliers and Customers

During the fiscal years ended June 30, 2011 and 2010 approximately 70% and 72%, respectively, of our purchases were from Asia and approximately 18% for both fiscal years were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and health science industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2011 and 2010, sales made to customers in the United States totaled $236,831 and $191,326, respectively.  Sales made to customers outside the United States during fiscal years 2011 and 2010 totaled $175,597 and $155,305, respectively, of which, approximately 71% and 68%, respectively, were to customers located in Europe. No single product or customer accounted for as much as 10% of net sales in fiscal years 2011, 2010 or 2009.

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

Certain of our products involve the use, storage and transportation of toxic and hazardous materials.  The Company’s operations are subject to extensive laws and regulations relating to the storage, handling, transportation and discharge of materials into the environment and the maintenance of safe working conditions.  We have designed safety procedures to comply with the standards prescribed by federal, state and local regulations.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,700 through fiscal 2012.

Employees

At June 30, 2011, we had 238 employees, none of whom were covered by a collective bargaining agreement.

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

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive global chemical and pharmaceutical distribution markets.  We face intense competition from global and regional distributors of chemical and pharmaceutical products, many of which are large chemical and pharmaceutical manufacturers as well as distributors.  Many of these companies have substantially greater resources than us, including, among other things, greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our products, all of which could materially adversely affect our business, financial condition, operating results and cash flows.

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

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our business, financial position and results of operations.

Our future revenue growth and profitability are dependent upon our ability to introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could materially adversely affect our business, financial condition, operating results and cash flows. Many products require FDA approval or the equivalent regulatory approvals in our overseas markets prior to being marketed. The process of obtaining FDA/regulatory approval to market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products.

Dependence on a limited number of suppliers of APIs and other materials could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to timely provide APIs and other materials for generic drugs in connection with ANDAs and such suppliers’ ability to supply us with these ingredients or materials in sufficient volumes to meet our production requirements. A number of the ingredients or materials that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines.  If there is a significant upswing in demand for an ingredient or other material resulting in an inability to meet demand, if an ingredient or material is otherwise in short supply, or if a supplier has a quality issue, we may experience delays or increased costs in obtaining that ingredient or material.  If we are unable to obtain sufficient quantities of ingredients or other necessary materials, we may experience production delays in our supply.

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

The business environment in which we operate remains challenging.  Portions of our operations are subject to the same business cycles as those experienced by automobile, housing, and durable goods manufacturers. Our demand is largely derived from the demand for our customers’ products, which subjects us to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. A material downturn in sales or gross profit due to weak end-user markets and loss of customers could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our operating results could fluctuate in future quarters, which could adversely affect the trading price of our common stock.

Our operating results could fluctuate on a quarterly basis as a result of a number of factors, including, among other things, the timing of contracts, orders, the delay or cancellation of a contract, and changes in government regulations. Any one of these factors could have a significant impact on our quarterly results. In some quarters, our revenue and operating results could fall below the expectations of securities analysts and investors, which would likely cause the trading price of our common stock to decline.

We have significant inventories on hand.

The Company maintains significant inventories. Any significant unanticipated changes in future product demand or market conditions, including, among other things, the current uncertainty in the global market, could materially adversely affect the value of inventory and our business, financial condition, operating results and cash flows.

Failure to obtain products from outside manufacturers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside manufacturers to supply products for resale to our customers.  Manufacturing problems, including, among other things, manufacturing delays caused by plant shutdowns, regulatory issues, damage or disruption to raw material supplies due to weather, including, among other things, any potential effects of climate change, natural disaster or fire, could occur. If such problems occur, we cannot assure that we will be able to deliver our products to our customers profitably or on time.

We could incur significant uninsured environmental and other liabilities inherent in the chemical /pharmaceutical distribution industry that could materially adversely affect our business, financial condition, operating results and cash flows.

The business of distributing chemicals and pharmaceuticals is subject to regulation by numerous federal, state, local, and foreign governmental authorities.  These regulations impose liability for loss of life, damage to property and equipment, pollution and other environmental damage that could occur in our business.  Many of these regulations provide for substantial fines and remediation costs in the event of chemical spills, explosions and pollution.  While we believe that we are in substantial compliance with all current laws and regulations, we can give no assurance that we will not incur material liabilities that are not covered by insurance or exceed our insurance coverage or that such insurance will remain available on terms and at rates acceptable to us. Additionally, if existing environmental and other regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws could be substantial, thereby materially adversely affecting our business, financial condition, operating results and cash flows.

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

We are also continuing to expand our business in China and India, where environmental, health and safety regulations are in their infancy.  As a result, we cannot determine how these laws will be implemented and the impact of such regulation on the Company.

Violations of cGMP and other government regulations could have a material adverse effect on our business, financial condition and results of operations.

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States and other Aceto markets must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA and other regulatory bodies.  Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we or one or more of our suppliers, had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our business, financial condition, operating results and cash flows.

Our business could give rise to product liability claims that are not covered by insurance or indemnity agreements or exceed insurance policy or indemnity agreement limitations.

The marketing, distribution and use of chemical and pharmaceutical products involves substantial risk of product liability claims. We could be held liable if any product we or our partners develop causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or that we are not indemnified for may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment could have a material adverse effect on our business, financial condition, operating results and cash flows.

We derive many of our products from China and changes in the political and economic policies of China’s government could have a significant impact upon the business we may be able to conduct in China and our financial condition, operating results and cash flows.

Our business operations could be materially adversely affected by the current and future political environment in China. China has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which companies, such as ours, must conduct our business activities in China. China has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to conduct business in China could be adversely affected by changes in Chinese laws and regulations, including, among others, those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

China’s laws and regulations governing our current business operations in China are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results and cash flows.

China’s legal system is a civil law system based on written statutes, in which system decided legal cases have little value as precedents unlike the common law system prevalent in the United States. There are substantial uncertainties regarding the interpretation and application of China’s laws and regulations, including among others, the laws and regulations governing the conduct of business in China, or the enforcement and performance of arrangements with customers and suppliers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. The Chinese government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations may have on our business in China. If the relevant authorities find that we are in violation of China’s laws or regulations, they would have broad discretion in dealing with such a violation, including, among other things: (i) levying fines and (ii) requiring that we discontinue any portion or all of our business in China.

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

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations.  However, as our presence in these locations increases, we are exposed to risks inherent to these locations which could materially adversely affect our business, financial condition, operating results and cash flows.

A significant portion of our outsourcing has been shifted to India.  As such, we are exposed to the risks inherent to operating in India including, among others, (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, (2) the possibility that the U.S. federal government or the European Union may enact legislation which may disincentivize customers from producing in their local countries which would reduce the demand for the services we provide in India and could materially adversely affect our business, financial condition, operating results and cash flows.

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

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including, among others, intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and could have a significant impact on our effective tax rate. In addition, from time to time, various legislative initiatives could be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives.

Changes in tax rules could adversely affect our future reported financial results or the way we conduct our business.

Our future reported financial results could be adversely affected if tax or accounting rules regarding unrepatriated earnings change. The Obama administration announced several proposals to reform United States tax rules, including, among others, proposals that could result in a reduction or elimination of the deferral of United States tax on our unrepatriated earnings, potentially requiring those earnings to be taxed at the United States federal income tax rate.

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

We have a significant amount of debt.

We have an $80,000 credit facility of which $51,000 was outstanding at June 30, 2011. This facility expires in December 2015. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

Even if we are able to meet our debt service obligations, the amount of debt we have could adversely affect us by limiting our ability to obtain any necessary financing in the future for working capital, dividend payments, capital expenditures, debt service requirements, or other purposes. It also places us at a disadvantage relative to our competitors who have lower levels of debt, while making us more vulnerable to a downturn in our business or the economy in general. It also requires us to use a substantial portion of our cash to pay principal and interest on our debt, instead of investing those funds in the business.

Our acquisition strategy is subject to a number of inherent risks, including, among other things, the risk that our acquisitions may not be successful.

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

We have previously incurred charges to our earnings in connection with acquisitions, and may continue to experience charges to our earnings for any acquisitions that we make, including, among other things, impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations and they could have a material adverse effect on the market price of our common stock.

The Company could be subject to goodwill impairment charges in the future.

Under U.S. generally accepted accounting principles (“GAAP”), we are required to evaluate goodwill for impairment at least annually. If we determine that the fair value is less than the carrying value, an impairment loss will be recorded in our statement of income. The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed. If our projected long-term sales growth rate, profit margins or terminal rate are considerably lower and/or the assumed weighted average cost of capital is considerably higher, future testing may indicate impairment and we would have to record a non-cash goodwill impairment loss in our statement of income.

Our potential liability arising from our commitment to indemnify our directors, officers and employees could materially adversely affect our business, financial condition, operating results and cash flows.

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against him or her in such capacity, except in matters as to which he or she is adjudged to have breached a duty to us.  The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have “directors and officers” insurance policies that covers a portion of this potential exposure, we could be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In fiscal years 2011 and 2010, approximately 43% and 45%, respectively, of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2011, approximately 70% and 18% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations; we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including, among other things:

●	quarterly fluctuations in our operating income and earnings per share results
●	technological innovations or new product introductions by us or our competitors
●	economic conditions
●	tariffs, duties and other trade barriers including, among other things, anti-dumping duties
●	disputes concerning patents or proprietary rights
●	changes in earnings estimates and market growth rate projections by market research analysts
●	sales of common stock by existing security holders
●	loss of key personnel
●	securities class actions or other litigation

The market price for our common stock may also be affected by our ability to meet analysts’ expectations. Any failure to meet such expectations, even slightly, could have an adverse effect on the market price of our common stock.  In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of these companies.

There are inherent uncertainties involved in estimates, judgments and assumptions used in preparing financial statements in accordance with U.S. generally accepted accounting principles.  Any changes in the estimates, judgments and assumptions we use could have a material adverse effect on our business, financial condition, operating results and cash flows.

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP.  Preparing financial statements in accordance with GAAP involves making estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

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

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including, among others, the Sarbanes-Oxley Act of 2002 and new SEC regulations will require the Company to expend additional resources. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we may be required to continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment could result in increased expenses and a diversion of management time and attention from revenue-generating activities.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2011, had an outstanding balance of $3,947.

With the Rising acquisition on December 31, 2010, the Company leases approximately 23,000 gross square feet of office space in Allendale, New Jersey.

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

Item 4.  (Removed and Reserved)

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2011 and 2010 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2011
First Quarter	$7.10	$5.31
Second Quarter	9.23	6.50
Third Quarter	9.47	7.01
Fourth Quarter	8.18	6.11

FISCAL YEAR 2010
First Quarter	$7.38	$6.06
Second Quarter	6.70	4.80
Third Quarter	6.37	4.88
Fourth Quarter	7.25	5.61

Cash dividends of $0.10 per common share were paid in January and June of fiscal 2011, fiscal 2010 and fiscal 2009. Our revolving credit facility restricts the payment of cash dividends to $5,800 per year.

As of September 2, 2011, there were 455 holders of record of our common stock.

23,919 shares of our common stock were held by the nominee of the Depository Trust Company, the country’s principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2011:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,959,000	$8.46	1,387,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,959,000	$8.46	1,387,000

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

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index and the Peer Group on June 30, 2006.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

  ASSUMES $100 INVESTED ON JUNE 30, 2006
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2011
	Aceto Corporation	S&P 500 Index	Dow Jones U.S. Chemicals
June 30, 2006	100	100	100
June 30, 2007	136	121	132
June 30, 2008	116	105	154
June 30, 2009	104	77	100
June 30, 2010	93	88	128
June 30, 2011	111	116	202

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2011	2010	2009	2008	2007

Net sales	$412,428	$346,631	$322,646	$359,591	$313,473
Operating income	16,550	9,438	11,893	21,377	15,064
Net income	8,968	6,581	8,629	13,473	10,212

At year end
Working capital	$115,429	$120,924	$124,709	$128,786	$112,930
Total assets	311,665	231,851	205,464	222,243	188,478
Long-term liabilities (including long-term debt)	67,658	17,578	16,959	16,836	15,548
Shareholders’ equity	160,821	139,644	141,568	140,409	124,827

Income per common share
Basic income per common share from net income	$0.35	$0.26	$0.35	$0.55	$0.42
Diluted income per common share from net income	$0.34	$0.26	$0.35	$0.54	$0.41
Cash dividends	$0.20	$0.20	$0.20	$0.25	$0.175

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

We are reporting a $65,797 increase in net sales and a $7,112 increase in operating income for fiscal 2011 from fiscal 2010. Our net income increased to $8,968, or $0.34 per diluted share, an increase of $2,387 or 36.3% compared to fiscal year 2010.

Our financial position as of June 30, 2011, remains strong, as we had cash, cash equivalents and short-term investments of $29,607, working capital of $115,429 and shareholders’ equity of $160,821.

Our business is separated into three principal segments:  Health Sciences, Specialty Chemicals and Agricultural Protection Products.

The Health Sciences segment is our largest segment in terms of both sales and gross profits. Products that fall within this segment include pharmaceutical intermediates, APIs, finished dosage form generic drugs and nutraceutical products.

We typically partner with both customers and suppliers years in advance of a drug coming off patent to provide the generic equivalent.  We believe we have a pipeline of new APIs poised to reach commercial levels over the coming years as the patents on existing drugs expire, both in the United States and in Europe. In addition, we continue to explore opportunities to provide a second-source option for existing generic drugs with approved abbreviated new drug applications (ANDAs). The opportunities that we are looking for are to supply the APIs for the more mature generic drugs where pricing has stabilized following the dramatic decreases in price that these drugs experienced after coming off patent.  As is the case in the generic industry, the entrance into the market of other generic competition generally has a negative impact on the pricing of the affected products. By leveraging our worldwide sourcing, quality assurance and regulatory capabilities, we believe we can be an alternative economical, second-source provider of existing APIs to generic drug companies. On December 31, 2010, we acquired certain assets of Rising. We believe that the acquisition of Rising will establish another platform for our growth in our Health Sciences business by the expansion of our finished dosage form product offerings from both foreign and domestic facilities as well as complementing our core strength of sourcing active pharmaceutical ingredients. The addition of Rising provides Aceto with a presence as a developer and marketer of our own brand of generic pharmaceuticals, the Rising brand.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. Aceto’s identification of a change in the attitudes of Europeans towards nutritional products led to the decision to globalize this business and create an operating company to focus on it, Aceto Health Ingredients GmbH, headquartered in Germany.  This globally structured business has become the model for all of our business segments, providing international reach and perspective for our customers.

The Specialty Chemicals segment is a supplier to the many different industries that require outstanding performance from chemical raw materials and additives.  Specialty Chemicals include a variety of chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Many of our raw materials are also used in high-tech products like high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. We continue to respond to the changing needs of our customers in the color producing industry by taking our resources and knowledge downstream as a supplier of select organic pigments. In addition, Aceto is a leader in the supply of diazos and couplers to the paper, film and electronics industries.

The Agricultural Protection Products segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in the third quarter of fiscal 2010. However, our entry into this market has proven to be much more challenging than had been expected.  Our future participation will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. In fiscal 2011, we began selling three new agricultural protection products.   Our current pipeline in the agricultural protection area consists of two products which we have filed with the EPA for registrations, one of which we hope to start selling for the 2012 growing season.  In addition, there is one other product that we plan on filing for registration with the EPA in the near future. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. With business operations in ten countries, we distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and specialty chemicals for export from China, purchasing from over 500 different manufacturers.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2011.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives include volume incentive rebates.  We record volume incentive rebates based on the underlying revenue transactions that result in progress by the customer in earning the rebate. In addition, upon each sale, estimates of rebates, chargebacks, returns, government reimbursed rebates, and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments to either accounts receivable reserves or reserve for price concessions. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

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

Long-Lived Assets

In accordance with GAAP, long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Identifiable intangible assets principally consist of customer relationships, product rights and related intangibles, EPA registrations and related data, patent license, and technology-based intangibles.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. Recoverability of assets held for sale is measured by comparing the carrying amount of the assets to their estimated fair value.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

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

As of June 30, 2011, we had current net deferred tax assets of $441 and non-current net deferred tax assets of $3,426.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

Deferred taxes have not been provided for on the majority of undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations.  A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.  In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the year ended June 30, 2011. The Company intends to permanently reinvest any undistributed earnings and has no plan for further repatriation. Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

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

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

	Net Sales by Segment Year ended June 30,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$219,196	53.2%	$183,500	52.9%	$35,696	19.5%
Specialty Chemicals	146,034	35.4	123,695	35.7	22,339	18.1
Agricultural Protection	47,198	11.4	39,436	11.4	7,762	19.7

Net sales	$412,428	100.0%	$346,631	100.0%	$65,797	19.0%

	Gross Profit by Segment Year ended June 30,

					Comparison 2011
	2011		2010		Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$39,431	18.0%	$29,851	16.3%	$9,580	32.1%
Specialty Chemicals	22,050	15.1	20,148	16.3	1,902	9.4
Agricultural Protection	4,357	9.2	4,156	10.5	201	4.8

Gross profit	$65,838	16.0%	$54,155	15.6%	$11,683	21.6%

Net Sales

Net sales increased $65,797, or 19.0%, to $412,428 for the year ended June 30, 2011, compared with $346,631 for the prior year.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased by $35,696 for the year ended June 30, 2011, to $219,196, which represents a 19.5% increase over net sales of $183,500 for the prior year.  Overall, the domestic Health Sciences group had an increase of $15,646, when compared to the prior year. On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. We experienced sales of these products of $18,057, where there was no comparable amount in the prior year. This increase is offset in part by a decline of approximately $4,160 in sales of pharmaceutical intermediates, which represent key components used in the manufacture of certain drug products. In addition, the Health Sciences segment saw an increase in sales from our international operations of $20,050 over the prior year, particularly in Europe.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $146,034 for the year ended June 30, 2011, compared to $123,695 for the prior year, representing a $22,339 or 18.1% increase. Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, had risen at an annual rate of 21.0%. Sales of our chemicals used in surface coatings increased $8,187 from the prior year, as well as sales of agricultural, dye, pigment and miscellaneous  intermediates which together increased $6,704. In addition, sales of our polymer additives increased $3,254 from the prior year, as well as a rise in sales of dyes of $1,993 from the prior year. These four increases represent increased demand in sectors that are affected by general economic conditions. In March 2010, we acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries. Since there was only four months of sales in the prior year versus a full year in 2011, we experienced a sales increase of these products of $1,114. In addition, we experienced an increase in sales of specialty chemicals from our international operations of $1,781, primarily in France.

Agricultural Protection Products

Net sales for the Agricultural Protection Products segment increased to $47,198 for the year ended June 30, 2011, an increase of $7,762, or 19.7%, over net sales of $39,436 for the prior year. The increase over the prior year is due to our introduction of glyphosate, which commenced sales in the third quarter of fiscal 2010. However, our entry into this market has proven to be much more challenging than had been expected.  Our future participation will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. The increase in Agricultural Protection Products sales is also due in part to a new wide-range insecticide that began selling in the third quarter of 2011, which is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and a new herbicide that also began selling in the third quarter of fiscal 2011, which is used primarily on grass, to control broadleaf weeds and on some crops, flowers and shrubs.  In addition, the increase in sales of our Agricultural Protection Products business is due to a rise in sales of Asulam, a herbicide used on sugar cane.

Gross Profit

Gross profit increased $11,683 to $65,838 (16.0% of net sales) for the year ended June 30, 2011, as compared to $54,155 (15.6% of net sales) for the prior year.

Health Sciences

Health Sciences’ gross profit of $39,431 for the year ended June 30, 2011 increased $9,580, or 32.1%, over the prior year. The gross margin increased to 18.0% for the year ended June 30, 2011 compared to 16.3% for the prior year.  The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. In addition, gross profit increased due to increased sales volume in our international operations due predominantly to reorders of existing products.

Specialty Chemicals

Gross profit for the year ended June 30, 2011, increased by $1,902, or 9.4%, over the prior year.  Gross margin was 15.1% for the year ended June 30, 2011 compared to 16.3% for the prior year.  The increase in the gross profit is due primarily to increased gross profit of $1,914 on sales of domestic specialty chemicals. The decrease in gross margin primarily relates to a decline in margin on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.  Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most of these price increases have been passed onto our customers, but not all. We expect this trend to continue in the short term.

Agricultural Protection Products

Gross profit for the Agricultural Protection Products segment was relatively consistent at $4,357 for the year ended June 30, 2011, versus $4,156 for the prior year. Gross margin for the year ended June 30, 2011 was 9.2% compared to the prior year gross margin of 10.5%. The decline in gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $4,571, or 10.2%, to $49,288 for the year ended June 30, 2011 compared to $44,717 for the prior year. As a percentage of sales, SG&A decreased to 12.0% for the year ended June 30, 2011 versus 12.9% for the prior year. On December 31, 2010, we acquired certain assets of Rising, thus we now have six months of SG&A for this subsidiary, including amortization expense related to acquired intangible assets. We also incurred approximately $1,060 of transaction costs related to this acquisition in the second quarter of fiscal 2011. These increases are offset by approximately $3,802 of one-time costs associated with the separation of our former Chairman of the Board of Directors and CEO, which was recorded in the year ended June 30, 2010, as well as an overall decline in costs, resulting from the rationalization project we undertook in fiscal 2010.

Operating Income

Fiscal 2011 operating income was $16,550 compared to $9,438 in the prior year, an increase of $7,112 or 75.4%.  This increase was due to the overall increase in gross profit of $11,683 partially offset by an increase in SG&A of $4,571 from the prior year.

Interest Expense

Interest expense was $1,570 for the year ended June 30, 2011, an increase of $1,340 from $230 in the prior year. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising.

Interest and Other Income, Net

Interest and other income net was $1,982 for the year ended June 30, 2011, which represents an increase of $987 over $995 in the prior year mainly due to a decrease in foreign exchange losses and an increase in income related to a joint venture. The joint venture income represents our investment in a corporate joint venture established for the purpose of selling a particular Agricultural Protection product. Our initial investment was $6 in fiscal 2009, representing a 30% ownership and we account for this joint venture using the equity method of accounting.

Provision for Income Taxes

The effective tax rate for fiscal 2011 increased to 47.1% from 35.5% for fiscal 2010.  The increase in the effective tax rate was primarily due to an approximate $2,600 tax charge related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation.

Results of Operations

Fiscal Year Ended June 30, 2010 Compared to Fiscal Year Ended June 30, 2009

	Net Sales by Segment Year ended June 30,

					Comparison 2010
	2010		2009		Over/(Under) 2009
		% of		% of	$	%
Segment	Net sales	total	Net sales	Total	change	change

Health Sciences	$183,500	52.9%	$187,569	58.1%	$(4,069)	(2.2)%
Specialty Chemicals	123,695	35.7	116,906	36.3	6,789	5.8
Agricultural Protection	39,436	11.4	18,171	5.6	21,265	117.0

Net sales	$346,631	100.0%	$322,646	100.0%	$23,985	7.4%

	Gross Profit by Segment Year ended June 30,

					Comparison 2010
	2010		2009		Over/(Under) 2009
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	sales	Change	change

Health Sciences	$29,851	16.3%	$33,619	17.9%	$(3,768)	(11.2)%
Specialty Chemicals	20,148	16.3	17,631	15.1	2,517	14.3
Agricultural Protection	4,156	10.5	4,370	24.0	(214)	(4.9)

Gross profit	$54,155	15.6%	$55,620	17.2%	$(1,465)	(2.6)%

Net Sales

Net sales increased $23,985, or 7.4%, to $346,631 for the year ended June 30, 2010, compared with $322,646 for the prior year.  We reported sales increases in the Specialty Chemicals and Agricultural Protection Products segments and a sales decrease in the Health Sciences segment, as explained below.

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

Agricultural Protection Products

Net sales for the Agricultural Protection Products segment increased to $39,436 for the year ended June 30, 2010, an increase of $21,265, or 117.0%, over net sales of $18,171 for the prior year.  The increase over the prior year is due primarily to sales of glyphosate, which commenced in the third quarter of 2010.

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

Agricultural Protection Products

Gross profit for the Agricultural Protection Products segment decreased to $4,156 for the year ended June 30, 2010, versus $4,370 for the prior year, a decrease of $214 or 4.9%.  Gross margin for the year ended June 30, 2010 was 10.5% compared to the prior year gross margin of 24.0%. The decrease in the gross profit and gross margin percentage is primarily attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups and lower gross margin on certain sprout inhibitor products and an herbicide used on sugar cane.  These decreases are partially offset by the gross profit related to a herbicide used to control sedge on rice, vegetables and grasses.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2011, we had $28,664 in cash, of which $19,402 was outside the United States, $943 in short-term investments and $54,997 in long-term debt (including the current portion).  The $19,402 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2011 decreased $2,186 from the amount at June 30, 2010.  Operating activities for the year ended June 30, 2011 provided cash of $14,038 as compared to a use of cash of $15,499 for the comparable 2010 period. The $14,038 was comprised of $8,968 in net income, $4,089 derived from adjustments for non-cash items and a net $981 increase from changes in operating assets and liabilities. The non-cash items included $5,502 in depreciation and amortization expense, $1,624 of earnings on an equity investment in a joint venture and $854 in non-cash stock compensation expense. Trade accounts receivable decreased $1,915 during the year ended June 30, 2011 due to an improvement in days sales outstanding. Inventories decreased by approximately $2,224 due primarily to the prior year in which the Company made advance purchases of Glyphosate, an Agricultural Protection Product, for sales that occurred in the fiscal 2011 growing season. This decrease in inventories is offset in part by purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products expected to be shipped in fiscal 2012 as well as overall improvement in consumer durables, which has a direct affect on the Specialty Chemicals business.  Other receivables decreased $7,659 due primarily to a decrease in Value Added Tax (VAT) receivables in our European subsidiaries, primarily related to timing. Accounts payable increased by $2,473 due to timing of payments processed at the end of the year. Accrued expenses and other liabilities decreased $13,465 during the year ended June 30, 2011, due primarily to the decline in advance payments from customers and decrease in VAT for our foreign subsidiaries, particularly Germany.

Our cash position at June 30, 2010 decreased $26,911 from the amount at June 30, 2009.  Operating activities for the year ended June 30, 2010 used cash of $15,499 as compared to cash provided by operations of $22,511 for the comparable 2009 period. The $15,499 was comprised of $6,581 in net income, $2,957 derived from adjustments for non-cash items and a net $25,037 decrease from changes in operating assets and liabilities. The non-cash items included $2,796 in depreciation and amortization expense, $1,043 in stock compensation, $257 for the provision for doubtful accounts and an $859 non-cash inventory write-down. Trade accounts receivable increased $30,853 during the year ended June 30, 2010 due to an increase in sales during the fourth quarter of 2010 as compared to the fourth quarter of 2009. Inventories and accounts payable increased by approximately $23,069 and $16,206, respectively, due primarily to Agricultural Protection advance purchases of Glyphosate, for sales that occurred in the fiscal 2011 growing season.  Inventories and accounts payable have also increased related to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products shipped in the first and second quarters of fiscal 2011, as well as overall improvement in the economy during fiscal 2010.  Accrued expenses and other liabilities increased $16,347 during the year ended June 30, 2010, due primarily to advance payments from customers and an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany. Our cash position at June 30, 2009 increased $11,246 from the amount at June 30, 2008.  Operating activities for the year ended June 30, 2009 provided cash of $22,511 as compared to cash provided by operations of $15,418 for the comparable 2008 period.  The $22,511 was comprised of $8,629 in net income, $4,123 derived from adjustments for non-cash items and a net $9,759 increase from changes in operating assets and liabilities. The primary reason for the increase in cash provided by operations from 2008 to 2009 relates to a decrease in trade accounts receivable due to decreased sales during the fourth quarter of 2009 as compared to the fourth quarter of 2008, as well as a significant improvement in days sales outstanding. This increase in cash provided by operations in 2009 is also the result of decreased inventories, partly offset by a reduction in accounts payable, due primarily to a reduction of inventories in both our domestic Health Sciences and Specialty Chemicals segments as a result of the Company carrying less inventory due to the market conditions of the economy at that time.

Investing activities for the year ended June 30, 2011 used cash of $69,200 primarily related to $64,211 payment for the net assets of Rising. In addition, $5,425 related to purchases of property and equipment and $2,053 for intangible assets.  We expect capital expenditures, excluding the new facility, will be between $700 and $900 during fiscal 2012. Investing activities for the year ended June 30, 2010 used cash of $6,109 primarily related to purchases of property and equipment of $3,960, payments of $4,058 for intangible assets and $413 for net assets of business acquired, offset by payments of $1,025 received on notes receivable and $1,142 of distributions from a joint venture.  Investing activities for the year ended June 30, 2009 used cash of $4,063 primarily related to the acquisition of $2,114 of product registrations and related data filed with the United States Environmental Protection Agency and payments to various task force groups related to certain Agricultural Protection Products products, and $2,020 of the issuance of a notes receivable related to a supplier agreement.

Financing activities for the year ended June 30, 2011 provided cash of $49,974 primarily from $50,500 of bank loans and $3,947 of proceeds from a mortgage, offset by the payment of dividends of $5,206. Financing activities for the year ended June 30, 2010 used cash of $2,441, primarily from the payment of $5,067 of dividends, offset by $1,714 of proceeds from the exercise of stock options and $550 related to bank loans.    Financing activities for the year ended June 30, 2009 used cash of $4,261 primarily from the payment of $4,949 of dividends and a $500 payment of a note payable partly offset by proceeds from the exercise of stock options of $1,020.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with a line of credit of $20,473, of which $50 has been utilized during the year ended June 30, 2011, leaving an available balance of $20,423, as of June 30, 2011.  We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2011, we borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.00% to 3.25% at June 30, 2011.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2011, the amount outstanding under the Term Loan is $37,000 and is payable as an Adjusted LIBOR Loan, at interest rates ranging from 3.06% to 3.25% at June 30, 2011.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At June 30, 2011, we had utilized $51,145 in bank loans and letters of credit, leaving $28,855 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company has obtained a waiver of its consolidated debt service coverage ratio covenant from its financial institutions for the year ended June 30, 2011.

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

Working Capital Outlook

Working capital was $115,429 at June 30, 2011, versus $120,924 at June 30, 2010.  The decrease in working capital was primarily attributable to the Rising acquisition, including approximately $64,211 of cash paid for certain assets of Rising. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. It is anticipated that the net amount expended on this new facility could approximate $8,100, of which approximately $7,800 has been spent through June 30, 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,700 over the next fiscal year.

In connection with Arsynco, the Company could pay out approximately $2,000 in fiscal 2012, related to the environmental remediation obligation.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures and the anticipated continuation of semi-annual cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2011, we had no significant obligations for capital expenditures. However, the amount to be expended on the new facility could approximate $8,100 in total.

At June 30, 2011, contractual cash obligations and other commercial commitments were as follows:

Payments Due and/or Amount of Commitment (Expiration per Period)

	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years

Long-term debt obligations (a)	$54,997	$6,247	$14,394	$31,394	$2,962

Operating leases	4,792	1,389	1,981	932	490

Commercial letters of credit	145	145	-	-	-

Standby letters of credit	852	852	-	-	-

Unconditional purchase obligations	83,458	83,458	-	-	-

Total	$144,244	$92,091	$16,375	$32,326	$3,452

(a) Long-term debt obligations are comprised of various loans. Interest is not included in the above table as the majority of the debt is variable in nature. As of June 30, 2011, interest on these variable loans were in the range of 3.00% to 3.25%.

Other significant commitments and contingencies include the following:

1.
A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,700 through fiscal 2012, of which $600 has been accrued as of June 30, 2011.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2011 and June 30, 2010, a liability of $7,962 and $8,300, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2011 and June 30, 2010 is $3,583 and $3,735, respectively, which is included in the accompanying consolidated balance sheets.

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

Impact of New Accounting Pronouncements

Accounting Standards Codification (ASC) 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of ASC 810-10 on July 1, 2010 did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued  Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The disclosure impact of adoption of ASU 2010-06 on the Company’s consolidated financial statements is not material.

In December 2010, the FASB issued Topic 350 related to intangibles – goodwill and other ASC, which requires a company to consider whether there are any adverse qualitative factors indicating that impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011.  The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

ASU 2011-05, “Presentation of Comprehensive Income”, eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $943 at June 30, 2011.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.   Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $48 as of June 30, 2011.  Actual results may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2011, we had foreign currency contracts outstanding that had a notional amount of $54,235.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2011, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2011, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2011, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $5,966.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2011, is $333. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2011, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, and considering the exclusion of the internal control over financial reporting of Rising from the assessment as described below, management concluded that our internal control over financial reporting as of June 30, 2011, was effective.

As discussed in Note 3 — Business Combinations, to our Consolidated Financial Statements, on December 31, 2010, we acquired certain assets of Rising. The scope of our evaluation did not include specific processes or transactions unique to Rising since Rising has not been integrated into our internal control systems as of June 30, 2011. We are continuing the integration of Rising into our internal control systems and will include Rising’s specific processes and transactions in our fiscal year 2012 evaluation of the effectiveness of internal control over financial reporting. Rising’s assets, which were excluded from our internal control evaluation, accounted for 4% of our total assets at June 30, 2011. Rising accounted for 4% of our total net sales for the year ended June 30, 2011.

Our internal control over financial reporting as of June 30, 2011, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Aceto Corporation’s internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rising, a wholly owned subsidiary, which was acquired on December 31, 2010, and which is included in the consolidated balance sheet of Aceto Corporation as of June 30, 2011, and the related consolidated statements of income and comprehensive incomes, stockholders’ equity and cash flows for the year then ended. Rising constituted 4% of assets and 4% of net sales, as of and for the year then ended June 30, 2011. Management did not assess the effectiveness of internal control over financial reporting of Rising because of the timing of the acquisition which was completed on December 31, 2010. Our audit of internal control over financial reporting of Aceto Corporation also did not include an evaluation of the internal control over financial reporting of Rising.

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2011 and 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2011 and our report dated September 9, 2011, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 9, 2011

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 1, 2011.

Item 11.  Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 1, 2011.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 1, 2011.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 1, 2011.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders scheduled to be held on December 1, 2011.

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

2.1
Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

3.1	Restated Certificate of Incorporation, dated November 18, 1976 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.2
Certificate of Amendment of Certificate of Incorporation, dated February 18, 1983 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.3
Certificate of Amendment of Certificate of Incorporation, dated February 7, 1984 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.4
Certificate of Amendment of Certificate of Incorporation, dated December 17, 1984 (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.5
 Certificate of Amendment of Certificate of Incorporation, dated November 21, 1985 (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.6
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1985 (incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.7
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1986 (incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.8
Certificate of Amendment of Certificate of Incorporation, dated December 10, 1987 (incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.9
Certificate of Amendment of Certificate of Incorporation, dated February 4, 1988 (incorporated by reference to Exhibit 3.9 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.10
Certificate of Amendment of Certificate of Incorporation, dated March 1, 1988 (incorporated by reference to Exhibit 3.10 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.11
Certificate of Amendment of Certificate of Incorporation, dated January 5, 1989 (incorporated by reference to Exhibit 3.11 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.12
Certificate of Amendment of Certificate of Incorporation, dated February 15, 1990 (incorporated by reference to Exhibit 3.12 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.13
Certificate of Change of Certificate of Incorporation, dated December 18, 1990 (incorporated by reference to Exhibit 3.13 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.14
Certificate of Amendment of Certificate of Incorporation, dated January 4, 1991 (incorporated by reference to Exhibit 3.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.15
Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (incorporated by reference to Exhibit 3.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.16
Certificate of Amendment of Certificate of Incorporation, dated December 3, 2003 (incorporated by reference to Exhibit 3.16 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.17
Amended and Restated By-Laws, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).

3.18
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

10.3
Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

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

10.12
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.13
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.14
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

10.15
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

10.16
Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.17
Employment Agreement between Aceto Corporation and Leonard S. Schwartz, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.18
Employment Agreement between Aceto Corporation and Douglas Roth, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.19
Employment Agreement between Aceto Corporation and Vincent Miata, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.20
Employment Agreement between Aceto Corporation and Frank DeBenedittis, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.21
Employment Agreement between Aceto Corporation and Michael Feinman, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.22
Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

10.23
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.24
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

10.25
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.26
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.27
Employment Agreement, dated as of December 31, 2010, by and between Ronald Gold and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.28
Employment Agreement, dated as of December 31, 2010, by and between David B. Rosen and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.29	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2011 and 2010	45

Consolidated statements of income for the years ended June 30, 2011, 2010 and 2009	46

Consolidated statements of cash flows for the years ended June 30, 2011, 2010 and 2009	47

Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2011, 2010 and 2009	48

Notes to consolidated financial statements	49

Schedules:

II - Valuation and qualifying accounts	76

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation
Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2011.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 9, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 9, 2011

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND 2010
(in thousands, except per-share amounts)

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$28,664	$30,850
Investments	943	335
Trade receivables: less allowance for doubtful accounts (2011, $682; 2010; $1,098)	83,735	74,674
Other receivables	5,373	11,004
Inventory	77,433	74,857
Prepaid expenses and other current assets	1,720	1,969
Deferred income tax asset, net	747	1,864
Total current assets	198,615	195,553

Property and equipment, net	12,095	6,913
Property held for sale	3,752	3,752
Goodwill	33,625	1,730
Intangible assets, net	50,658	12,360
Deferred income tax asset, net	3,477	2,419
Other assets	9,443	9,124

TOTAL ASSETS	$311,665	$231,851

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,247	$-
Accounts payable	44,614	39,970
Accrued expenses	32,019	33,589
Deferred income tax liability	306	1,070
Total current liabilities	83,186	74,629

Long-term debt	48,750	550
Long-term liabilities	12,859	9,421
Environmental remediation liability	5,998	7,607
Deferred income tax liability	51	-
Total liabilities	150,844	92,207

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,644 and 25,644 shares issued; 26,620 and 25,415 shares outstanding at June 30, 2011 and 2010, respectively	266	256
Capital in excess of par value	62,329	53,686
Retained earnings	90,713	86,958
Treasury stock, at cost, 24 and 229 shares at June 30, 2011 and 2010, respectively	(230)	(2,209)
Accumulated other comprehensive income	7,743	953
Total shareholders’ equity	160,821	139,644

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$311,665	$231,851

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

	2011	2010	2009

Net sales	$412,428	$346,631	$322,646
Cost of sales	346,590	292,476	267,026
Gross profit	65,838	54,155	55,620

Selling, general and administrative expenses	49,288	44,717	43,727
Operating income	16,550	9,438	11,893

Other income (expense):
Interest expense	(1,570)	(230)	(98)
Interest and other income, net	1,982	995	937
	412	765	839

Income before income taxes	16,962	10,203	12,732
Provision for income taxes	7,994	3,622	4,103
Net income	$8,968	$6,581	$8,629

Basic income per common share	$0.35	$0.26	$0.35

Diluted income per common share	$0.34	$0.26	$0.35

Weighted average shares outstanding:
Basic	25,906	24,979	24,487
Diluted	26,098	25,224	24,978

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009

Operating activities:
Net income	$8,968	$6,581	$8,629
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,502	2,796	1,866
Provision for doubtful accounts	172	257	528
Non-cash stock compensation	854	1,043	1,560
Non-cash inventory write-down	-	859	-
Unrealized (gain) loss on trading securities	(140)	(1)	214
Deferred income taxes	(675)	(796)	191
Earnings on equity investment in joint venture	(1,624)	(1,201)	(236)
Changes in assets and liabilities:
Trade receivables	1,915	(30,853)	18,448
Other receivables	7,659	(2,960)	(4,192)
Inventory	2,224	(23,069)	14,771
Prepaid expenses and other current assets	500	(1,027)	(209)
Other assets	(325)	319	231
Accounts payable	2,473	16,206	(17,299)
Accrued expenses and other liabilities	(13,465)	16,347	(1,991)
Net cash provided by (used in) operating activities	14,038	(15,499)	22,511
Investing activities:
Payment for net assets of business acquired	(64,211)	(413)	-
Purchase of noncontrolling interest	-	(460)	-
Purchases of investments	(468)	-	(10,173)
Maturities of investments	-	215	9,964
Distributions from joint venture	1,807	1,142	-
Payments received on notes receivable	750	1,025	437
Issuance of notes receivable	-	-	(2,020)
Proceeds from sale of intangible assets	400	400	400
Payments for intangible assets	(2,053)	(4,058)	(2,114)
Purchases of property and equipment, net	(5,425)	(3,960)	(557)
Net cash used in investing activities	(69,200)	(6,109)	(4,063)

Financing activities:
Proceeds from exercise of stock options	616	1,714	1,020
Excess income tax benefit on stock option exercises and restricted stock	117	362	168
Payment of cash dividends	(5,206)	(5,067)	(4,949)
Payment of note payable-related party	-	-	(500)
Proceeds from mortgage	3,947	-	-
Borrowings of bank loans	65,050	550	-
Repayment of bank loans	(14,550)	-	-
Net cash provided by (used in) financing activities	49,974	(2,441)	(4,261)

Effect of foreign exchange rate changes on cash	3,002	(2,862)	(2,941)

Net (decrease) increase in cash and cash equivalents	(2,186)	(26,911)	11,246
Cash and cash equivalents at beginning of period	30,850	57,761	46,515
Cash and cash equivalents at end of period	$28,664	$30,850	$57,761

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

							Accumulated Other Comprehensive Income
			Capital in Excess of Par Value
	Common Stock			Retained Earnings	Treasury Stock
	Shares	Amount			Shares	Amount		Total
Balance at June 30, 2008	25,644	$256	$56,832	$81,778	(1,198)	($11,571)	$13,114	$140,409
Net income	-	-	-	8,629	-	-	-	8,629
Other comprehensive income:
Foreign currency translation Adjustments	-	-	-	-	-	-	(5,689)	(5,689)
Defined benefit plans, net of tax of $29	-	-	-	-	-	-	100	100
Comprehensive income:								3,040
Stock issued pursuant to employee stock incentive plans	-	-	(23)	-	11	109	-	86
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(1,056)	-	144	1,388	-	332
Dividends declared ($0.20 per share)	-	-	-	(4,957)	-	-	-	(4,957)
Share-based compensation	-	-	1,470	-	-	-	-	1,470
Exercise of stock options	-	-	(624)	-	170	1,644	-	1,020
Tax benefit from employee stock incentive plans	-	-	168	-	-	-	-	168
Balance at June 30, 2009	25,644	256	56,767	85,450	(873)	(8,430)	7,525	141,568
Net income	-	-	-	6,581	-	-	-	6,581
Other comprehensive income:
Foreign currency translation Adjustments	-	-	-	-	-	-	(6,471)	(6,471)
Defined benefit plans, net of tax of $47	-	-	-	-	-	-	(101)	(101)
Comprehensive income:								9
Stock issued pursuant to employee stock incentive plans	-	-	(30)	-	10	99	-	69
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(642)	-	67	648	-	6
Dividends declared ($0.20 per share)	-	-	-	(5,073)	-	-	-	(5,073)
Share-based compensation	-	-	989	-	-	-	-	989
Exercise of stock options	-	-	(3,760)	-	567	5,474	-	1,714
Tax benefit from employee stock incentive plans	-	-	362	-	-	-	-	362
Balance at June 30, 2010	25,644	$256	$53,686	$86,958	(229)	($2,209)	$953	$139,644
Net income	-	-	-	8,968	-	-	-	8,968
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	7,120	7,120
Defined benefit plans, net of tax of $2	-	-	-	-	-	-	3	3
Change in fair value of interest rate swaps	-	-	-	-	-	-	(333)	(333)
Comprehensive income:								15,758
Stock issued pursuant to employee stock incentive plans	-	-	(33)	-	11	99	-	66
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(919)	-	96	931	-	12
Dividends declared ($0.20 per share)	-	-	-	(5,213)	-	-	-	(5,213)
Stock issued in connection with the Rising acquisition	1,000	10	8,990	-	-	-	-	9,000
Share-based compensation	-	-	821	-	-	-	-	821
Exercise of stock options	-	-	(333)	-	98	949	-	616
Tax benefit from employee stock incentive plans	-	-	117	-	-	-	-	117
Balance at June 30, 2011	26,644	$266	$62,329	$90,713	(24)	($230)	$7,743	$160,821

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, regulatory support, quality assurance, marketing and distribution of pharmaceutical intermediates and active ingredients, finished dosage form generics, nutraceutical products, agricultural protection products and specialty chemicals used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2011 is $309 of restricted cash.  The Company maintains certain cash accounts located in New York. The Company has cash balances on deposit with two New York banks at June 30, 2011 and 2010 that exceeded the balance insured by the FDIC in the amount of $0 and $7,660, respectively.

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
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2011 and 2010 are as follows:

	2011	2010
Cumulative foreign currency translation adjustments	$7,974	$854
Fair value of interest rate swaps	(333)	-
Defined benefit plans	102	99
Total	$7,743	$953

The foreign currency translation adjustments for the year ended June 30, 2011 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

On September 8, 2011, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2014.  Under the stock repurchase program, the Company is authorized to purchase up to an additional 4,051 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

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
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer.  The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers.

Sales are recorded net of returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives include volume incentive rebates.  The Company records volume incentive rebates based on the underlying revenue transactions that result in progress by the customer in earning the rebate. In addition, upon each sale, estimates of rebates, chargebacks, returns, government reimbursed rebates, and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments to either accounts receivable reserves or reserve for price concessions. Management has the experience and access to relevant information that they believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjust its reserves accordingly, if and when actual experience differs from previous estimates.

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2011, 2010 and 2009:

	2011	2010	2009

Weighted average shares outstanding	25,906	24,979	24, 487

Dilutive effect of stock options and restricted stock awards and units	192	245	491

Diluted weighted average shares outstanding	26,098	25,224	24,978

There were 1,475, 1,702 and 1,703 common equivalent shares outstanding as of June 30, 2011, 2010 and 2009, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight line method over the estimated useful lives of the related asset. The Company allocates depreciation and amortization to cost of sales.  Expenditures for improvements that extend the useful life of an asset are capitalized.  Ordinary repairs and maintenance are expensed as incurred.  When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any related gains or losses are included in income.

The components of property and equipment were as follows:
	June 30, 2011	June 30, 2010	Estimated useful life (years)
Machinery and equipment	$1,047	$957	3-7
Leasehold improvements	500	289	Shorter of asset life or lease term
Computer equipment and software	3,414	4,189	3-5
Furniture and fixtures	2,026	1,193	5-10
Automobiles	203	196	3
Building	8,059	4,780	20
Land	2,042	1,842	-
	$17,291	$13,446
Accumulated depreciation and amortization	5,196	6,533
	$12,095	$6,913

Property held for sale represents land and land improvements of $3,752 at June 30, 2011 and 2010.  See Note 8, “Environmental Remediation” for further discussion on property held for sale

Depreciation and amortization of property and equipment amounted to $1,034, $798 and $824 for the years ended June 30, 2011, 2010, and 2009 respectively.

Goodwill and Other Intangibles

Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets.  Other intangible assets principally consist of customer relationships, license agreements, technology-based intangibles, EPA registrations and related data, trademarks and product rights and related intangibles.  Goodwill and other intangible assets that have an indefinite life are not amortized.

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
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
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

The Company operates internationally, therefore its earnings, cash flows and financial positions are exposed to foreign currency risk from foreign-currency-denominated receivables and payables, which, in the U.S., have been denominated in various foreign currencies, including, among others,  Euros, British Pounds, Japanese Yen, Singapore Dollars and Chinese Renminbi and at certain foreign subsidiaries in U.S. dollars and other non-local currencies.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

(3) Business Combinations

Rising Pharmaceuticals, Inc.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The Company believes that the Rising acquisition will establish another platform for its growth in the Health Sciences business by the expansion of its finished dosage form product offerings from both foreign and domestic facilities as well as complementing its core strength of sourcing active pharmaceutical ingredients. The purchase was approximately $73,317 which was comprised of the issuance of 1,000 shares of Aceto common stock, valued at $9,000, cash payment of approximately $58,817 and approximately $5,500 liability due to Rising to satisfy bulk sales tax obligation, which was subsequently paid during the year ended June 30, 2011. The purchase agreement also calls for $8,000 of deferred consideration to be paid by Aceto over a four year period with annual installments of $1,500 not later than thirty days following each of the first three anniversaries of the Closing Date and $3,500 not later than thirty days following the fourth anniversary of the Closing Date. In addition, the agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, deprecation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2011, the Company has accrued $906 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

The acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 31, 2010:

Cash and cash equivalents	$106
Trade receivables	7,729
Inventory	2,348
Prepaid expenses and other current assets	700
Property and equipment	682
Goodwill	31,739
Intangible assets	43,200
Other assets	29
Total assets acquired	86,533

Accounts payable	501
Accrued expenses	5,115
Long-term liabilities, including contingent consideration	7,600

Net assets acquired	$73,317

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

For the period from December 31, 2010 to June 30, 2011, Rising’s net sales and income before income taxes was approximately $18,057 and $1,158, respectively, which have been included in the consolidated statement of income for the year ended June 30, 2011. The following represents unaudited pro forma operating results as if the operations of Rising had been included in the Company’s consolidated statements of operations as of July 1, 2009:

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

	Year ended June 30,
	2011	2010

Net sales	$432,810	$395,093
Net income	12,788	10,330
Net income per common share	$0.48	$0.40
Diluted net income per common share	$0.48	$0.39

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $4,300 for both periods presented, increase in interest expense of approximately $1,800 for both periods presented associated with bank borrowings to fund the acquisition, reversal of acquisition related transaction costs of approximately $1,100 and tax related effects in the year ended 2011. In addition, the Company reversed approximately $2,600 of a tax charge related to the repatriation of earnings from certain foreign subsidiaries to assist with the funding of the acquisition in the year ended 2011. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2010.

Andrews Paper & Chemical, Co., Inc.

On March 1, 2010, the Company acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries for approximately $413 in cash. The acquisition was accounted for using the purchase method of accounting, resulting in $237 of inventory, $565 for customer related intangibles, amortizable over ten years and deductible for income tax purposes and $155 for technology-based intangibles, amortizable over seven years and deductible for income tax purposes.  In addition, the Company accrued a liability, which at June 30, 2011 has a balance of $68, which represents contingent consideration related to the future gross profit earned on the type of products purchased, with final payment anticipated to be paid within thirty days after the second anniversary of the closing date. Results of operations for the period from March 1, 2010 to June 30, 2010 and for the year ended June 30, 2011 are included within the Specialty Chemicals Segment of the Company in the accompanying consolidated statements of income for the years ended June 30, 2011 and 2010. Results of operations prior to the acquisition are not material to the consolidated statements of income for the years ended June 30, 2010 and 2009. The Company has determined that this acquisition does not constitute a material business combination and therefore is not including pro forma financial statements in this report.

 (4) Investments

A summary of short-term investments was as follows:

	June 30, 2011		June 30, 2010
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$475	$14	$335	$14

Held to Maturity Investments
Time deposits	468	468	-	-
	$943		$335

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains (losses) on trading securities were $140, $1, and ($214) for fiscal 2011, 2010 and 2009, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

(5) Fair Value Measurements

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2011 the Company had foreign currency contracts outstanding that had a notional amount of $54,235. Unrealized gains (losses)  on hedging activities for the years ended June 30, 2011, 2010, and 2009, amounted to $160, ($981) and $715, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2011, is $333. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of June 30, 2011, the Company had $974 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed in December 2010. The contingent consideration was calculated using the present value of a probability weighted income approach. As of June 30, 2010, the Company had $456 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc.

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
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2011 and 2010:

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$467	-	$467

Investments:
Trading securities	$475		-	475
Time deposits		468	-	468

Foreign currency contracts-assets (1)	-	547	-	547
Foreign currency contracts-liabilities (2)	-	352	-	352
Derivative liability for interest rate swap (3)	-	333	-	333
Contingent consideration (4)			$974	974

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2011.
(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2011.
(3)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2011.
(4)	$68 included in “Accrued expenses” and $906 included in Long-term liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2011.

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$539	-	$539

Investments:
Trading securities	$335	-	-	335

Foreign currency contracts-assets (5)	-	68	-	68
Foreign currency contracts-liabilities (6)	-	937	-	937
Contingent consideration (7)			$456	456

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2010.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2010.
(7)	$388 included in “Accrued expenses” and $68 included in Long-term liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2010.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
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

In January 2010, the FASB issued  Accounting Standards Update (ASU) 2010-06, “Improving Disclosures about Fair Value Measurements,” which provides amendments to the FASB ASC Subtopic 820-10 that require new disclosures regarding (i) transfers in and out of Level 1 and Level 2 fair value measurements and (ii) activity in Level 3 fair value measurements. ASU 2010-06 also clarifies existing disclosures regarding (i) the level of asset and liability disaggregation and (ii) fair value measurement inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The disclosure impact of adoption of ASU 2010-06 on the Company’s consolidated financial statements is not material.

(6)  Goodwill and Other Intangible Assets

Goodwill of $33,625 and $1,730 as of June 30, 2011 and June 30, 2010, respectively, relates to the Health Sciences reportable segment.

Changes in the Company’s goodwill during 2011 are as follows:

Balance as of July 1, 2010	$1,730
Rising acquisition	31,739
Changes in foreign currency exchange rates	156
Balance as of June 30, 2011	$33,625

Intangible assets subject to amortization as of June 30, 2011 and 2010 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2011

Customer relationships	$7,624	$3,415	$4,209
Trademarks	1,700	243	1,457
Product rights and related intangibles	32,846	1,446	31,400
License agreements	5,938	863	5,075
EPA registrations and related data	11,576	4,171	7,405
Technology-based intangibles	155	30	125
	$59,839	$10,168	$49,671

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2010

Customer relationships	$3,245	$2,507	$738
Product rights and related intangibles	346	81	265
License agreements	838	362	476
EPA registrations and related data	12,176	2,279	9,897
Technology-based intangibles	155	7	148
Non-compete agreements	224	224	-
	$16,984	$5,460	$11,524

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. The straight-line method is utilized as it best reflects the use of the asset. The estimated useful lives of customer relationships, trademarks, product rights and related intangibles, license agreements, EPA registrations and related data and technology-based intangibles are 7-11 years, 4 years, 3-14 years, 6-11 years, 10 years, and 7 years, respectively.

As of June 30, 2011 and June 30, 2010, the Company also had $987 and $836, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.  The changes in trademarks with indefinite lives are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Changes in the gross carrying value of customer relationships, amortizable trademarks, products rights and related intangibles, and license agreements in fiscal 2011 are due to the Rising acquisition. In addition, change in the gross carrying value of customer relationships is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $4,468, $1,998 and $1,042 for the years ended June 30, 2011, 2010 and 2009, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2012 through June 30, 2017 are as follows:  2012: $5,640; 2013: $5,628; 2014: $5,628; 2015: $5,596; 2016: $5,532 and 2017 and thereafter: $21,647.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2011 and 2010 were as follows:

	2011	2010
Accrued compensation	$4,892	$4,585
Accrued environmental remediation costs-current portion	1,964	693
Accrued income taxes payable	1,240	1,000
Accrued value added tax	96	5,142
Customers advance payments	5,044	11,540
Reserve for price concessions	4,506	-
Other accrued expenses	14,277	10,629
	$32,019	$33,589

Aceto does not generally require advance payments of its customers. The balance of customer advance payments as of June 30, 2011 and 2010 primarily relates to one customer in which the Company required this customer to partially finance the inventory costs of one of its agricultural protection products.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

(8) Environmental Remediation

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2011 and June 30, 2010, a liability of $7,962 and $8,300, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2011 and June 30, 2010 is $3,583 and $3,735, respectively, which is included in the accompanying consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

(9) Debt

Long-term debt

	June 30,
	2011	2010

Revolving bank loans	$14,050	$550
Term bank loans	37,000	-
Mortgage	3,947	-
	54,997	550
Less current portion	6,247	-
	$48,750	$550

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2011, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.00% to 3.25% at June 30, 2011.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2011, the amount outstanding under the Term Loan is $37,000 and is payable as an Adjusted LIBOR Loan, at interest rates ranging from 3.06% to 3.25% at June 30, 2011.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $6,000 of the Term Loan as short-term in the consolidated balance sheet at June 30, 2011. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $145 and $58 as of June 30, 2011 and June 30, 2010, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company has obtained a waiver of its consolidated debt service coverage ratio covenant from its financial institutions for the year ended June 30, 2011.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

The Company has available lines of credit with foreign financial institutions. In June 2011, the Company drew down $50 from these lines of credit, leaving an available balance of $20,423. At June 30, 2010, the Company had available lines of credit with foreign financial institutions totaling $17,368.  The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at LIBOR plus 0.75%, which was 0.94%, 1.10% and 1.06% at June 30, 2011, 2010 and 2009, respectively.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $51,050 in bank loans and $145 in letters of credit leaving an unused facility of $49,278 at June 30, 2011.  At June 30, 2010 the Company had $550 in long-term bank loans and $58 in letters of credit leaving an unused facility of $41,760.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2012	$6,247
2013	6,697
2014	7,697
2015	10,697
2016	20,697
Thereafter	2,962
$54,997

(10)  Stock Based Compensation Plans

At the annual meeting of shareholders of the Company, held on December 2, 2010, the Company’s shareholders approved the Aceto Corporation 2010 Equity Participation Plan (“2010 Plan”).  Under the 2010 Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees, non-employee directors and consultants of the Company, including the chief executive officer, chief financial officer and other named executive officers.  The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the 2010 Plan will not exceed, in the aggregate, 2,000 shares.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

In December 2010, the Company granted 240 stock options to employees at an exercise price of $7.76, which is the market value of the common stock on the date of grant, determined in accordance with the 2010 Plan.  These options vest over three years and have a term of ten years from the date of grant.

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

All options granted were at exercise prices equal to the market value of the common stock on the date of grant.  As of June 30, 2011, there were 1,321, 39 and 27 shares of common stock available for grant under the 2010, 2007 and 2002 Plans, respectively.

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

The following summarizes the shares of common stock under options for all plans at June 30, 2011, 2010 and 2009, and the activity with respect to options for the respective years then ended:
	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2008	2,879	$7.59
Granted	222	8.62
Exercised	(170)	5.99
Forfeited (including cancelled options)	(28)	10.06
Balance at June 30, 2009	2,903	$7.74
Granted	-	-
Exercised	(567)	3.02
Forfeited (including cancelled options)	(423)	10.59
Balance at June 30, 2010	1,913	$8.51
Granted	240	7.76
Exercised	(98)	6.28
Forfeited (including cancelled options)	(96)	9.82
Balance at June 30, 2011	1,959	$8.46	$801
Options exercisable at June 30, 2011	1,724	$8.46	$801

The total intrinsic value of stock options exercised during the years ended June 30, 2011, 2010 and 2009 was approximately $178, $1,373 and $695, respectively.   At June 30, 2011, outstanding options had expiration dates ranging from December 6, 2011 to December 2, 2020.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2011, 2010 and 2009, restricted stock awarded and premium shares vested of 11, 10, and 11 common shares, respectively, were issued from treasury stock under employee incentive plans, which increased stockholders’ equity by $66, $69 and $86, respectively.  The related non-cash compensation expense related to the restricted stock granted and the vesting of premium shares during the year, which are issuable only when fully vested, was $33, $54 and $90 in fiscal 2011, 2010 and 2009, respectively.  Additionally, non-cash compensation expense of $186, $360 and $724 was recorded in fiscal 2011, 2010 and 2009, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. Included in the year ended June 30, 2011 stock-based compensation expense for stock options was approximately $54 related to the modification of certain stock options. As of June 30, 2011, the total unrecognized compensation cost related to option awards is $545.

The following summarizes the non-vested stock options at June 30, 2011 and the activity with respect to non-vested options for the year ended June 30, 2011:
	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2010	-	$0.00
Granted	240	2.88
Vested	-	0.00
Forfeited	(5)	2.88
Non-vested at June 30, 2011	235	$2.88

There were no stock options granted during fiscal 2010. The per-share weighted-average fair value of stock options granted during 2011 and 2009 was $2.88 and $3.26, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
	2011	2009

Expected life	5.7 years	5.6 years
Expected volatility	48.8%	48.0%
Risk-free interest rate	1.95%	2.42%
Dividend yield	2.58%	2.32%

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

In December 2009, the Company granted 51 shares of restricted common stock to its non-employee directors, which vest over one year.  In December 2008, the Company granted 97 shares of restricted common stock and 23 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  The Company granted 41 shares of restricted common stock and 3 restricted stock units in September 2008, which vested in September 2009.  In December 2007, the Company granted 86 shares of restricted common stock and 20 restricted stock units. These shares of restricted common stock and restricted stock units vest over three years.  In accordance with GAAP, compensation expense is recognized on a straight-line basis over the employee’s vesting period or to the employee’s retirement eligibility date, if earlier, for restricted stock awards and units.   For the years ended June 30, 2011, June 30, 2010 and June 30, 2009, the Company recorded non-cash stock-based compensation expense of approximately $635, $629, and $746, respectively,  which is included in selling, general and administrative expenses, for these shares of restricted common stock and restricted stock units.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

The remaining stock-based compensation expense for restricted stock awards and units is approximately $902 at June 30, 2011 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 2.5 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2011, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	132	$6.99
Granted	147	7.76
Vested	(108)	6.83
Forfeited	(1)	8.17
Non-vested at June 30, 2011	170	$7.80

(11)  Interest and Other Income

Interest and other income during fiscal 2011, 2010 and 2009 was comprised of the following:

	2011	2010	2009
Dividends	$208	$123	$27
Interest	154	258	919
Net gain (loss) on investments	140	1	(214)
Foreign government subsidies received	41	28	7
Minority interest	-	-	(27)
Joint venture equity earnings	1,624	1,201	236
Foreign currency (losses) gains	(215)	(634)	142
Miscellaneous	30	18	(153)
	$1,982	$995	$937

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular Agricultural Protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2011	2010	2009
Domestic operations	$7,039	$3,581	$622
Foreign operations	9,923	6,622	12,110
	$16,962	$10,203	$12,732

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

The components of the provision for income taxes are as follows:

	2011	2010	2009
Federal:
Current	$5,342	$2,101	$751
Deferred	(561)	(763)	(727)
State and local:
Current	634	314	122
Deferred	(162)	(62)	97
Foreign:
Current	2,693	2,003	3,039
Deferred	48	29	821
	$7,994	$3,622	$4,103

Income taxes payable, which is included in accrued expenses, was $1,240 and $1,000 at June 30, 2011 and 2010, respectively.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2011 and 2010 are presented below:

	2011	2010
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$370	$431
Accrued deferred compensation	2,001	2,050
Accrual for acquisition costs not currently deductible	350	-
Accrual for sales deductions not currently deductible	1,174	-
Additional inventoried costs for tax purposes	176	304
Allowance for doubtful accounts receivable	81	247
Depreciation and amortization	549	365
Accrual for payments to former CEO and other personnel related costs	194	544
Domestic net operating loss carryforwards	220	220
Foreign net operating loss carryforwards	1,283	1,963
Total gross deferred tax assets	6,398	6,124
Valuation allowances	(1,019)	(954)
	5,379	5,170

Deferred tax liabilities:
Foreign deferred tax liabilities	(357)	(1,070)
Unrealized gain on investments	(178)	(88)
Goodwill	(622)	(205)
Installment gain on sale of assets	(136)	(265)
Other	(219)	(329)
Total gross deferred tax liabilities	(1,512)	(1,957)

Net deferred tax assets	$3,867	$3,213

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2011 and 2010:

	2011	2010
Current deferred tax assets, net	$747	$1,864
Non-current deferred tax assets, net	3,477	2,419
Current deferred tax liabilities	(306)	(1,070)
Non current deferred tax liabilities	(51)	-
Net deferred tax assets	$3,867	$3,213

The net change in the total valuation allowance for the year ended June 30, 2011 was an increase of $65. The net change in the total valuation allowance for the year ended June 30, 2010 was a decrease of $57.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2011, the Company will need to generate future taxable income of approximately $9,900.

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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $75,000 at June 30, 2011 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the year ended June 30, 2011.   In June 2009, the Company repatriated $6,000 of earnings from certain foreign subsidiaries resulting in a tax charge of approximately $159. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2011, 2010 and 2009 follows:

	2011	2010	2009
Federal statutory tax rate	35.0%	34.0%	34.0%
State and local taxes, net of federal income tax benefit	2.4	2.1	1.3
Decrease in valuation allowance	(0.4)	0.5	0.4
Foreign tax rate differential	(4.4)	(3.1)	(2.8)
Impact of repatriation of non-US earnings	15.3	-	1.2
Other	(0.8)	2.0	(1.9)
Effective tax rate	47.1%	35.5%	32.2%

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

At June 30, 2011, the Company had utilizable foreign net operating loss carryforwards of approximately $1,400 which are available to offset future foreign taxable income and which have no expiration date.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was approximately $0 and $25 as of June 30, 2011 and June 30, 2010, respectively.  The Company did not recognize interest and penalties during the years ended June 30, 2011 and June 30, 2009.  The Company recognized interest and penalties of $5 related to income taxes during the year ended June 30, 2010. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2008 (in the case of certain foreign tax returns, fiscal year 2005).

(13)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2011, 2010 and 2009 was as follows:

	2011	2010	2009
Interest	$1,570	$230	$108
Income taxes, net of refunds	$8,307	$4,666	$6,505

In connection with the acquisition of Rising, the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2011. The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the year ended June 30, 2009 of $3,226 related to capitalized environmental remediation costs and property held for sale and during the years ended June 30, 2011, 2010 and 2009, $400, $2,189 and $5,300, respectively, related to  data filed with the United States Environmental Protection Agency.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company’s annual contribution per employee, which is at management’s discretion, is based on a percentage of the employee’s compensation. The Company’s provision for these defined contribution plans amounted to $1,168, $1,052 and $1,284 in fiscal 2011, 2010 and 2009, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  The accrued pension liability as of June 30, 2011 was $982.  The accrued pension liability recorded as of June 30, 2010 amounted to $839.  Net periodic pension costs, which consists principally of interest cost and service cost was $54 in fiscal 2011, $56 in fiscal 2010 and $74 in fiscal 2009.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 5.3%, 5.2% and 6.5% and a compensation increase rate of 1.3%, 0.8% and 0.7% were used in determining the actuarial present value of benefit obligations as of June 30, 2011, 2010 and 2009, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
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

As of June 30, 2011, the Company recorded a liability under the Plans of $3,494 (of which $2,894 is included in long-term liabilities and $600 is included in accrued expenses) and an asset (included in other assets) of $3,606, primarily representing the cash surrender value of policies owned by the Company.  As of June 30, 2010, the Company recorded a liability under the Plans of $3,942 (of which $3,358 is included in long-term liabilities and $584 is included in accrued expenses) and an asset (included in other assets) of $3,624.

(15) Financial Instruments

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

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $145 and $58 as of June 30, 2011 and 2010, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counter parties to these agreements.

Fair Value of Financial Instruments

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The difference between the fair value of long-term notes receivable and their carrying value at both June 30, 2011 and 2010 was not material.  The fair value of the Company’s notes receivable and accrued expenses was based upon current rates offered for similar financial instruments to the Company. The Company believes that borrowings outstanding under its long-term bank loans and mortgage approximate fair value because such borrowings bear interest at current variable market rates.

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance.   At June 30, 2011 and 2010, one customer accounted for 12% and 18%, respectively, of trade receivables.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

No single product or customer accounted for as much as 10% of net sales in fiscal 2011, 2010 or 2009.

During the fiscal years ended June 30, 2011, 2010 and 2009, approximately 70%, 72% and 70%, respectively, of the Company’s purchases came from Asia and approximately 18%, 18% and 17%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $51,995 and $40,782, respectively at June 30, 2011.  Net assets located in Europe and Asia approximated $48,566 and $41,349, respectively at June 30, 2010.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2011, the Company has outstanding purchase obligations totaling $83,458 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2011 and June 30, 2010, a liability of $7,962 and $8,300, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2011 and June 30, 2010 is $3,583 and $3,735, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,700 through fiscal 2012, of which $600 and $3,500 has been accrued as of June 30, 2011 and June 30, 2010, respectively.

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our crop protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for six products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,700 through fiscal 2012, of which $600 and $3,500 has been accrued as of June 30, 2011 and June 30, 2010, respectively.   In addition, the Company has recorded approximately $5,044 and $11,540 of customer advance payments, which are included in accrued expenses in the consolidated balance sheet at June 30, 2011 and June 30, 2010, respectively.

The Company leases office facilities in the United States, the Netherlands, Germany, France and Singapore expiring at various dates between December 2011 and October 2017.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

At June 30, 2011, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2012	$1,389
2013	1,105
2014	876
2015	537
2016	395
Thereafter	490
$4,792

Total rental expense amounted to $1,562, $1,840 and $1,805 for fiscal 2011, 2010 and 2009, respectively.

In March 2010, the Company purchased a building in Port Washington, New York, which is now the site of its global headquarters. The Company moved its corporate offices into this new building in April 2011. It is anticipated that the net amount expended on this new facility could approximate $8,100, of which approximately $7,800 has been spent through June 30, 2011.

(17) Related Party Transactions

One director of the Company is affiliated with a law firm that serves as legal counsel to the Company on various corporate matters.  During fiscal 2011, 2010 and 2009, the Company incurred legal fees of $195, $162 and $32, respectively, for services rendered to the Company by this law firm.  In addition, a former director under his capacity as a board member was affiliated with a law firm that served as legal counsel to the Company on various corporate matters.  During fiscal 2011, 2010 and 2009, the Company incurred legal fees of $32, $243 and $318, respectively, for services rendered to the Company by this law firm. The Company believes that the fees charged by both of these firms were at rates comparable to rates obtainable from other firms for similar services. The Company does not expect to utilize the services of these law firms in the future.

During fiscal 2011 and 2010, the Company purchased inventory from its joint venture in the amount of $2,332 and $1,773, respectively.

(18) Other Recent Accounting Pronouncements

Accounting Standards Codification (ASC) 810-10 (SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”) changes the consolidation model for variable interest entities (VIEs). ASC 810-10 requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The adoption of ASC 810-10 on July 1, 2010 did not have any impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Topic 350 related to intangibles – goodwill and other ASC, which requires a company to consider whether there are any adverse qualitative factors indicating that impairment may exist in performing step 2 of the impairment test for reporting units with zero or negative carrying amounts.  The provisions for this pronouncement are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with no early adoption.  The Company will adopt this pronouncement for its fiscal year beginning July 1, 2011.  The adoption of this pronouncement is not expected to have an impact on the Company’s consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

ASU 2011-05, “Presentation of Comprehensive Income”, eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

(19) Segment Information

The Company’s business is organized along product lines into three principal segments: Health Sciences, Specialty Chemicals and Agricultural Protection Products.

Health Sciences - includes pharmaceutical intermediates, active pharmaceutical ingredients (APIs), finished dosage form generic drugs and nutraceutical products.

Specialty Chemicals - includes a variety of chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals. In addition, Aceto is a supplier of diazos and couplers to the paper, film and electronics industries. The Company changed the name of this segment from Chemicals and Colorants to Specialty Chemicals in 2010 to more accurately reflect the scope of its business activities.

Agricultural Protection Products - includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. The Agricultural Protection Products segment also includes a sprout inhibitor for potatoes and an herbicide for sugar cane. The Company changed the name of this segment from Crop Protection to Agricultural Protection Products in 2011, to more precisely portray the markets in which it does business.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$219,196	$146,034	$47,198	$-	$412,428
Gross profit	39,431	22,050	4,357	-	65,838
Income before income taxes	10,192	9,740	458	(3,428)	16,962

2010
Net sales	$183,500	$123,695	$39,436	$-	$346,631
Gross profit	29,851	20,148	4,156	-	54,155
Income before income taxes	5,639	7,890	339	(3,665)	10,203

2009
Net sales	$187,569	$116,906	$18,171	$-	$322,646
Gross profit	33,619	17,631	4,370	-	55,620
Income before income taxes	10,976	4,802	259	(3,305)	12,732

Net sales and gross profit by source country for the years ended June 30, 2011, 2010 and 2009 were as follows:

	Net Sales			Gross Profit
	2011	2010	2009	2011	2010	2009
United States	$260,686	$216,687	$185,223	$42,472	$33,139	$29,769
Germany	78,044	68,121	62,934	14,353	13,038	17,493
Netherlands	15,451	14,377	16,362	1,712	1,894	1,980
France	32,718	24,553	25,398	3,560	2,585	2,546
Asia-Pacific	25,529	22,893	32,729	3,741	3,499	3,832
Total	$412,428	$346,631	$322,646	$65,838	$54,155	$55,620

Sales generated from the United States to foreign countries amounted to $26,775, $27,999 and $30,237 for the fiscal years ended June 30, 2011, 2010 and 2009, respectively.

Long-lived assets by geographic region as of June 30, 2011 and June 30, 2010 were as follows:

	Long-lived assets
	2011	2010
United States	$90,955	$15,766
Europe	2,779	2,401
Asia-Pacific	2,644	2,836
Total	$96,378	$21,003

(20)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2011 and 2010.

	For the quarter ended
Fiscal year ended June 30, 2011	September 30, 2010	December 31, 2010 (1)	March 31, 2011	June 30, 2011
Net sales	$87,660	$85,683	$117,881	$121,204
Gross profit	13,287	13,123	19,432	19,996
Net income (loss)	2,797	(1,169)	3,846	3,494

Net income (loss) per diluted share	$0.11	$(0.05)	$0.14	$0.13

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2011, 2010 AND 2009
(in thousands, except per-share amounts)

	For the quarter ended
Fiscal year ended June 30, 2010	September 30, 2009	December 31, 2009(2)	March 31, 2010	June 30, 2010
Net sales	$70,609	$70,910	$99,347	$105,765
Gross profit	11,816	10,780	15,852	15,707
Net income	1,003	(2,501)	3,841	4,238

Net income per diluted share	$0.04	$(0.10)	$0.15	$0.17

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1)
Includes approximate $2,600 tax charge related to the repatriation of earnings from certain foreign subsidiaries, in connection with the acquisition of Rising and approximately $1,060 of transaction costs related to this acquisition.

(2)
Includes approximately $4,661 of one-time costs associated with the separation of the former Chairman of the Board of Directors and CEO and a SG&A rationalization review and review of inventory by product line.

                           Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2011, 2010 and 2009 (dollars in thousands)
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2011
Allowance for doubtful accounts	$1,098	$172	-	$588	(a)	$682
Year ended June 30, 2010
Allowance for doubtful accounts	$976	$257	-	$135	(a)	$1,098
Year ended June 30, 2009
Allowance for doubtful accounts	$477	$528	-	$29	(a)	$976

(a)  Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ACETO CORPORATION

By	/s/ Albert L. Eilender
Albert L. Eilender
Chairman and Chief Executive Officer

Date: September 09, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Albert L. Eilender	Chairman and Chief Executive Officer	09-09-11
Albert L. Eilender	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	09-09-11
Douglas Roth	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/Vincent G. Miata	Chief Operating Officer, President and Director	09-09-11
Vincent G. Miata

/s/Robert Wiesen	Director	09-09-11
Robert Wiesen

/s/Hans C. Noetzli	Director	09-09-11
Hans C. Noetzli

/s/William N. Britton	Director	09-09-11
William Britton

/s/ Richard P. Randall	Director	09-09-11
Richard P. Randall

/s/ Salvatore Guccione	Director	09-09-11
Salvatore Guccione

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

3.1	Restated Certificate of Incorporation, dated November 18, 1976 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.2
Certificate of Amendment of Certificate of Incorporation, dated February 18, 1983 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.3
Certificate of Amendment of Certificate of Incorporation, dated February 7, 1984 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.4
Certificate of Amendment of Certificate of Incorporation, dated December 17, 1984 (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.5
Certificate of Amendment of Certificate of Incorporation, dated November 21, 1985 (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.6
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1985 (incorporated by reference to Exhibit 3.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.7
Certificate of Amendment of Certificate of Incorporation, dated December 11, 1986 (incorporated by reference to Exhibit 3.7 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.8
Certificate of Amendment of Certificate of Incorporation, dated December 10, 1987 (incorporated by reference to Exhibit 3.8 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.9
Certificate of Amendment of Certificate of Incorporation, dated February 4, 1988 (incorporated by reference to Exhibit 3.9 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.10
Certificate of Amendment of Certificate of Incorporation, dated March 1, 1988 (incorporated by reference to Exhibit 3.10 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.11
Certificate of Amendment of Certificate of Incorporation, dated January 5, 1989 (incorporated by reference to Exhibit 3.11 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.12
Certificate of Amendment of Certificate of Incorporation, dated February 15, 1990 (incorporated by reference to Exhibit 3.12 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.13
Certificate of Change of Certificate of Incorporation, dated December 18, 1990 (incorporated by reference to Exhibit 3.13 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.14
Certificate of Amendment of Certificate of Incorporation, dated January 4, 1991 (incorporated by reference to Exhibit 3.14 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.15
Certificate of Amendment of Certificate of Incorporation, dated December 15, 1998 (incorporated by reference to Exhibit 3.15 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.16
Certificate of Amendment of Certificate of Incorporation, dated December 3, 2003 (incorporated by reference to Exhibit 3.16 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

3.17
Amended and Restated By-Laws, effective as of December 6, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on December 7, 2007).

3.18
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

10.3
Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

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

10.12
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.13
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.14
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

10.15
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

10.16
Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.17
Employment Agreement between Aceto Corporation and Leonard S. Schwartz, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.18
Employment Agreement between Aceto Corporation and Douglas Roth, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.19
Employment Agreement between Aceto Corporation and Vincent Miata, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.20
Employment Agreement between Aceto Corporation and Frank DeBenedittis, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.21
Employment Agreement between Aceto Corporation and Michael Feinman, dated as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2009).

10.22
Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

10.23
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.24
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

10.25
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.26
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.27
Employment Agreement, dated as of December 31, 2010, by and between Ronald Gold and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.28
Employment Agreement, dated as of December 31, 2010, by and between David B. Rosen and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.29	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Filed herewith