Form 10-Q
period 2011-09-30
ACETO CORP
filed 2011-11-04
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
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

Yes ☐  No ☒

The registrant had 26,729,813 shares of common stock outstanding as of November 1, 2011.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	September 30, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,186	$28,664
Investments	844	943
Trade receivables, less allowance for doubtful
accounts (Sept, $671; June, $682)	65,925	83,735
Other receivables	3,834	5,373
Inventory	74,903	77,433
Prepaid expenses and other current assets	2,216	1,720
Deferred income tax asset, net	517	747
Total current assets	180,425	198,615

Property and equipment, net	11,809	12,095
Property held for sale	3,752	3,752
Goodwill	33,568	33,625
Intangible assets, net	49,190	50,658
Deferred income tax asset, net	3,477	3,477
Other assets	10,134	9,443

TOTAL ASSETS	$292,355	$311,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,197	$6,247
Accounts payable	32,998	44,614
Accrued expenses	25,372	32,019
Deferred income tax liability	-	306
Total current liabilities	64,567	83,186

Long-term debt	47,200	48,750
Long-term liabilities	13,360	12,859
Environmental remediation liability	5,811	5,998
Deferred income tax liability	45	51
Total liabilities	130,983	150,844

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,705 and 26,644 shares issued; 26,705 and 26,620 shares outstanding at September 30, 2011 and June 30, 2011, respectively	267	266
Capital in excess of par value	62,448	62,329
Retained earnings	93,746	90,713
Treasury stock, at cost, 0 and 24 shares at September 30, 2011 and June 30, 2011, respectively	-	(230)
Accumulated other comprehensive income	4,911	7,743
Total shareholders’ equity	161,372	160,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$292,355	$311,665

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Three Months Ended September 30,
	2011	2010

Net sales	$101,317	$87,660
Cost of sales	82,798	74,373
Gross profit	18,519	13,287

Selling, general and administrative expenses	13,569	9,597
Operating income	4,950	3,690

Other (expense) income:
Interest expense	(755)	(111)
Interest and other income, net	544	671
	(211)	560

Income before income taxes	4,739	4,250
Income tax provision	1,706	1,453
Net income	$3,033	$2,797

Net income per common share	$0.11	$0.11
Diluted net income per common share	$0.11	$0.11

Weighted average shares outstanding:
Basic	26,476	25,329
Diluted	26,635	25,506

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Three Months Ended September 30,
	2011	2010
Operating activities:
Net income	$3,033	$2,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,729	811
Provision for doubtful accounts	17	-
Non-cash stock compensation	281	220
Deferred income taxes	(87)	62
Unrealized loss (gain) on trading securities	65	(67)
Earnings on equity investment in joint venture	(619)	(278)
Changes in assets and liabilities:
Trade accounts receivable	16,603	18,423
Other receivables	1,113	(969)
Inventory	1,562	(604)
Prepaid expenses and other current assets	(538)	(119)
Other assets	(126)	(354)
Accounts payable	(11,064)	(10,859)
Accrued expenses and other liabilities	(6,056)	(6,429)
Net cash provided by operating activities	5,913	2,634

Investing activities:
Purchases of investments	(471)	-
Maturities of investments	505	-
Payments received on notes receivable	260	-
Purchases of property and equipment, net	(114)	(349)
Payments for intangible assets	(117)	(327)
Net cash provided by (used in) investing activities	63	(676)

Financing activities:
Proceeds from exercise of stock options	21	77
Excess tax benefit on stock option exercises and restricted stock	9	18
Repayment of bank loans	(1,600)	-
Borrowings of bank loans	-	5,000
Net cash (used in) provided by financing activities	(1,570)	5,095

Effect of exchange rate changes on cash	(884)	2,210

Net increase in cash	3,522	9,263
Cash at beginning of period	28,664	30,850
Cash at end of period	$32,186	$40,113

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2011.

(2)  Stock-Based Compensation

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

In August 2011 and December 2010, the Company granted 141 and 240 stock options, respectively, to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the three months ended September 30, 2011 was $73. As of September 30, 2011, the total unrecognized compensation cost related to option awards is $769.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

September 30, 2011

Expected life	5.7 years
Expected volatility	48.1%
Risk-free interest rate	1.59%
Dividend yield	3.24%

There were no stock options granted in the three months ended September 30, 2010.

In August 2011, the Company granted 70 shares of restricted common stock to its employees that vest over three years.  In addition, the Company also issued a target grant of 41 performance-vested restricted stock units, which grant could be as much as 62 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three months ended September 30, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $204 and $173, respectively, related to restricted common stock and restricted stock units. As of September 30, 2011, the total unrecognized compensation cost related to restricted stock awards and units is $1,434.

(3)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2011	2010

Weighted average shares outstanding	26,476	25,329
Dilutive effect of stock options and restricted stock awards and units	159	177

Diluted weighted average shares outstanding	26,635	25,506

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were 1,779 and 1,513 common equivalent shares outstanding as of September 30, 2011 and 2010, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

(4)  Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income were as follows:

	Three months ended September 30,
	2011	2010
Comprehensive income:
Net income	$3,033	$2,797
Change in fair value of interest rate swaps	(176)	-
Foreign currency translation adjustment	(2,656)	5,066
Total	$201	$7,863

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three months ended September 30, 2011 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

(5) Debt

Long-term debt

	September 30, 2011	June 30, 2011

Revolving bank loans	$14,000	$14,050
Term bank loans	35,500	37,000
Mortgage	3,897	3,947
	53,397	54,997
Less current portion	6,197	6,247
	$47,200	$48,750

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminates the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2011, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.06% to 3.50% at September 30, 2011.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising Pharmaceuticals, Inc. (“Rising”) acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2011, the remaining amount outstanding under the original Term Loan is $35,500 and is payable as an Adjusted LIBOR Loan, at an interest rate of 3.125% at September 30, 2011.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $6,000 of the Term Loan as short-term in the condensed consolidated balance sheet at September 30, 2011. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $792 and $145 as of September 30, 2011 and June 30, 2011, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at September 30, 2011.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation commenced in fiscal 2010 and as of September 30 30, 2011 and June 30, 2011, a liability of $7,775 and $7,962, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2011 and June 30, 2011 is $3,499 and $3,583, respectively, which is included in the accompanying condensed consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for three products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $3,800 through fiscal 2013, of which $517 and $600 has been accrued as of September 30, 2011 and June 30, 2011, respectively.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2011 the Company had foreign currency contracts outstanding that had a notional amount of $44,592. Unrealized (losses) gains on hedging activities for the three months ended September 30, 2011 and 2010 was ($439) and $372, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at September 30, 2011, is $509. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of September 30, 2011 and June 30, 2011, the Company had $1,003 and $974, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2011 and June 30, 2011:

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$475	-	$475

Investments:
Trading securities	$410	-	-	410
Time deposits		434	-	434

Foreign currency contracts-assets (1)	-	288	-	288

Foreign currency contracts-liabilities (2)	-	715	-	715

Derivative liability for interest rate swap (3)	-	509	-	509

Contingent consideration (4)			$1,003	1,003

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.
(4)	$68 included in “Accrued expenses” and $935 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2011.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$467	-	$467

Investments:
Trading securities	$475		-	475
Time deposits		468	-	468

Foreign currency contracts-assets (5)	-	547	-	547
Foreign currency contracts-liabilities (6)	-	352	-	352
Derivative liability for interest rate swap (7)	-	333	-	333
Contingent consideration (8)			$974	974

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(6)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(8)	$68 included in “Accrued expenses” and $906 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8)  Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is currently assessing the impact that the provisions of this pronouncement will have on its consolidated financial statements.

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

Three Months Ended September 30, 2011 and 2010:
	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$65,062	$33,788	$2,467	$-	$101,317
Gross profit	13,363	5,022	134	-	18,519
Income (loss) before income taxes	5,431	1,574	16	(2,282)	4,739

2010
Net sales	$44,296	$36,842	$6,522	$-	$87,660
Gross profit	7,420	5,645	222	-	13,287
Income (loss) before income taxes	2,181	2,995	(751)	(175)	4,250

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2011 and the related condensed consolidated statements of income for the three-month periods ended September 30, 2011 and 2010 and the related condensed consolidated statements of cash flows for the three-month periods ended September 30, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2011.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 9, 2011, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 4, 2011

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2011 and other filings.  Copies of these filings are available at www.sec.gov.

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

NOTE REGARDING DOLLAR AMOUNTS

In this quarterly report, all dollar amounts are expressed in thousands, except for per-share amounts.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the readers of our financial statements with a narrative discussion about our business. The MD&A is provided as a supplement to and should be read in conjunction with our financial statements and the accompanying notes.

Executive Summary

We are reporting net sales of $101,317 for the three months ended September 30, 2011, which represents a 15.6% increase from the $87,660 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2011 was $18,519 and our gross margin was 18.3% as compared to gross profit of $13,287 and gross margin of 15.2% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the three months ended September 30, 2011 increased $3,972 to $13,569 from the amount we reported in the prior period.  Our net income increased to $3,033, or $0.11 per diluted share, compared to net income of $2,797, or $0.11 per diluted share in the prior period.

Our financial position as of September 30, 2011 remains strong, as we had cash and cash equivalents and short-term investments of $33,030, working capital of $115,858 and shareholders’ equity of $161,372.

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

According to an October 17, 2011 Federal Reserve Statistical Release, in the second quarter of calendar year 2011, the index for consumer durables, which impacts the Specialty Chemicals segment, declined at an annual rate of 5.2%.

The Agricultural Protection Products segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2011, the total crop acreage planted in 2011 increased slightly less than 1.0 percent to 319 million acres.  The number of peanut acres planted in 2011 was down almost 11% from 2010 levels while sugarcane acreage harvested increased approximately 1.0% from 2010.  We began selling Glyphosate, the largest selling herbicide for both crop and non crop use sold in the United States, in fiscal 2010. However, our entry into this market has proven to be much more challenging than had been expected.  Our future participation will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. In fiscal 2011, we began selling three new agricultural protection products.   Our current pipeline in the agricultural protection area consists of one product which we filed with the EPA for registration which, depending on our final assessment of the market, we may start selling for the 2012 growing season.  In addition, there is one other product that we plan on filing for registration with the EPA in the near future. Our plan is to continue to develop this pipeline and bring to market additional products in a similar manner.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2011 and 2010.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2011, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions relating to critical accounting estimates and policies that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2011, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

	Net Sales by Segment Three months ended September 30,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$65,062	64.2%	$44,296	50.5%	$20,766	46.9%
Specialty Chemicals	33,788	33.4	36,842	42.0	(3,054)	(8.3)
Agricultural Protection	2,467	2.4	6,522	7.5	(4,055)	(62.2)

Net sales	$101,317	100.0%	$87,660	100.0%	$13,657	15.6%

	Gross Profit by Segment Three months ended September 30,

	2011		2010		Comparison 2011 Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$13,363	20.6%	$7,420	16.8%	$5,943	80.1%
Specialty Chemicals	5,022	14.8	5,645	15.3	(623)	(11.0)
Agricultural Protection	134	5.4	222	3.4	(88)	(39.6)

Gross profit	$18,519	18.3%	$13,287	15.2%	$5,232	39.4%

Net Sales

Net sales increased $13,657, or 15.6%, to $101,317 for the three months ended September 30, 2011, compared with $87,660 for the prior period.  We reported sales increases in our Health Sciences business segment offset by a decrease in sales of Specialty Chemicals and Agricultural Protection products.

Health Sciences

Net sales for the Health Sciences segment increased $20,766 or 46.9% to $65,062 for the three months ended September 30, 2011, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $11,285, when compared to the prior period. This increase in domestic Health Sciences sales is primarily related to an increase in sales of nutritional supplements of $1,178, due to new business development from existing customers and new projects from our pipeline and $9,504 of sales of Rising products, for which there was no comparable amount in the prior period.  On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. In addition, the Health Sciences segment saw an increase in sales from our international operations of $9,481 over the prior period, particularly in Europe and Singapore.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $33,788 for the three months ended September 30, 2011, a decrease of $3,054 or 8.3% from net sales of $36,842 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, had declined at an annual rate of 5.2%. Sales of our chemicals used in aroma products decreased $1,080 from the prior period, as well as sales of chemicals used in surface coatings declined by $832. In addition, we experienced a decrease in sales of specialty chemicals from our international operations of $2,014, primarily in Europe.

Agricultural Protection

Net sales for the Agricultural Protection segment decreased to $2,467 for the three months ended September 30, 2011, a decrease of $4,055, or 62.2%, from net sales of $6,522 for the prior period.  The decrease over the prior period is due to a decline in sales of glyphosate. Our entry into this market has proven to be much more challenging than had been expected.  Our future participation in the glyphosate market will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. The decrease in Agricultural Protection Products sales is also due to decreased sales of our sprout inhibitor products, which are utilized on potato crops.

Gross Profit

Gross profit increased to $18,519 (18.3% of net sales) for the three months ended September 30, 2011, as compared to $13,287 (15.2% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $13,363 for the three months ended September 30, 2011 when compared to the prior period of $7,420. The gross margin increased to 20.6%, for the three months ended September 30, 2011 when compared to 16.8% for the prior period. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. There was a rise in gross margin on our nutraceutical products due to increased prices in China on nutritional supplements which we were successful in passing through to our customers. In addition, gross profit increased due to increased sales volume in our international operations due predominantly to reorders of existing products.

Specialty Chemicals

Specialty Chemicals’ gross profit of $5,022 for the three months ended September 30, 2011 was $623 or 11.0% lower than the prior period.  The gross margin at 14.8% for the three months ended September 30, 2011 was lower than the prior period’s gross margin of 15.3%, due primarily to unfavorable product mix on domestic specialty chemicals, including chemicals used in surface coatings and organic chemicals.   Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most of these price increases have been passed onto our customers, but not all. We expect this trend to continue in the short term. The decrease in the gross profit is also due primarily to sales volume decline of 8.3%.

Agricultural Protection

Gross profit for the Agricultural Protection segment decreased to $134 for the three months ended September 30, 2011, versus $222 for the prior period, a decrease of $88 or 39.6%.  Gross margin for the quarter increased to 5.4% compared to the prior period gross margin of 3.4%. The decline in gross profit primarily relates to the sales volume drop in this segment, particularly on glyphosate and on our sprout inhibitor products. The increase in gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A increased $3,972 or 41.4%, to $13,569 for the three months ended September 30, 2011 compared to $9,597 for the prior period.  As a percentage of sales, SG&A increased to 13.4% for the three months ended September 30, 2011 versus 10.9% for the prior period. The primary reason for the increase in SG&A is due to the Rising acquisition, which occurred on December 31, 2010, where there was no comparable amount in the prior period.  SG&A included amortization expense related to acquired intangible assets related to the Rising acquisition. In addition, the Company recorded approximately $884 of one-time costs associated with the separation of certain executive management employees.

Operating Income

For the three months ended September 30, 2011, operating income was $4,950 compared to $3,690 in the prior period, an increase of $1,260 or 34.1%.  This increase was due to the overall increase in gross profit of $5,232 offset by the increase in SG&A of $3,972 from the comparable prior period.

Interest Expense

Interest expense was $755 for the three months ended September 30, 2011, an increase of $644 from $111 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising and on the mortgage on our new global headquarters.

Interest and Other Income, Net

Interest and other income, net was $544 for the three months ended September 30, 2011, which represents a decrease of $127 over $671 in the prior period, mainly due to an increase in foreign exchange losses as well as unrealized losses on corporate equity securities, offset by an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2011 was 36.0% versus 34.2% for the prior period. The increase in the effective tax rate was primarily due to the expected mix of profits from higher tax rate jurisdictions in fiscal 2012.

Liquidity and Capital Resources

Cash Flows

At September 30, 2011, we had $32,186 in cash and cash equivalents, of which $21,401 was outside the United States, $844 in short-term investments and $53,397 in long-term debt (including the current portion).  Working capital was $115,858 at September 30, 2011 versus $115,429 at June 30, 2011.  The $21,401 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain unfavorable tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2011 increased $3,522 from the amount at June 30, 2011.  Operating activities for the three months ended September 30, 2011 provided cash of $5,913, for this period, as compared to cash provided by operations of $2,634 for the comparable period. The $5,913 was comprised of $3,033 in net income and $1,386 derived from adjustments for non-cash items less a net $1,494 increase from changes in operating assets and liabilities. The non-cash items included $1,729 in depreciation and amortization expense, $619 of earnings on an equity investment in a joint venture and $281 in non-cash stock compensation expense. Trade accounts receivable decreased $16,603 during the three months ended September 30, 2011, due to a decrease in days sales outstanding, from June 30, 2011.  Inventories decreased by $1,562 due primarily to a decline in inventories on hand for domestic Specialty Chemicals as the sales in this segment have declined due to the current economic conditions and reduced demand in sectors that certain specialty chemicals are utilized in.  Other receivables decreased $1,113 due to payments received on royalties related to agricultural protection products as well as a decrease in VAT taxes receivables in our German subsidiaries.  Accounts payable decreased by $11,064 due to timing of payments processed at the end of the quarter, as well as overall decline in inventory.  Accrued expenses and other liabilities decreased $6,056 due to a decline in advance payments from customers and a decrease in accrued compensation as performance payments were made in September 2011. Our cash position at September 30, 2010 increased $9,263 from the amount at June 30, 2010.  Operating activities for the three months ended September 30, 2010 provided cash of $2,634, for this period, as compared to cash used in operations of $6,949 for the comparable period. The $2,634 was comprised of $2,797 in net income and $748 derived from adjustments for non-cash items less a net $911 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2011 provided cash of $63, primarily related to purchases and maturities of investments. Investing activities for the three months ended September 30, 2010 used cash of $676 related to purchases of property and equipment of $349 and payments of $327 for intangible assets.

Financing activities for the three months ended September 30, 2011 used cash of $1,570 primarily from $1,600 of bank loan repayments.  Financing activities for the three months ended September 30, 2010 provided cash of $5,095 primarily from $5,000 of short-term bank loans.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $9,058, as of September 30, 2011. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2011, we borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.06% to 3.50% at September 30, 2011.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2011, the remaining amount outstanding under the original Term Loan is $35,500 and is payable as an Adjusted LIBOR Loan, at an interest rate of 3.125% at September 30, 2011.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At September 30, 2011, we had utilized $50,292 in bank loans and letters of credit, leaving $25,208 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2011.

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

Working Capital Outlook

Working capital was $115,858 at September 30, 2011 versus $115,429 at June 30, 2011. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. It is anticipated that the net amount expended on this new facility could approximate $8,100, of which approximately $7,800 has been spent through September 30, 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups of approximately $3,800 through fiscal 2013.

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

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not anticipate that the adoption of ASU 2011-04 will have a material impact on its consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The Company does not anticipate that the adoption of ASU 2011-05 will have a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company is currently assessing the impact that the provisions of this pronouncement will have on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $844 at September 30, 2011.  Those short-term investments consisted of time deposits and corporate equity securities.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value. Corporate equity securities are recorded at fair value and have exposure to price risk.  If this risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in prices quoted by stock exchanges, the effect of that risk would be $41 as of September 30, 2011.  Actual results, however, may differ.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2011, we had foreign currency contracts outstanding that had a notional amount of $44,592.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2011, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On September 30, 2011, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of September 30, 2011, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $5,868.  Actual results, however, may differ.

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

Pursuant to the requirements of the Credit Agreement, we are required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, we entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at September 30, 2011, is $509.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2011, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2011.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2011 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2011 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	November 4, 2011	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer (Principal Executive Officer)

DATE	November 4, 2011	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer (Principal Financial Officer)