Form 10-Q
period 2011-12-31
ACETO CORP
filed 2012-02-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
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

Yes  ☐ No  ☒

The registrant had 26,804,480 shares of common stock outstanding as of February 3, 2012.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	December 31, 2011	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,242	$28,664
Investments	458	943
Trade receivables, less allowance for doubtful
accounts (December, $785; June, $682)	76,567	83,735
Other receivables	3,384	5,373
Inventory	78,831	77,433
Prepaid expenses and other current assets	1,790	1,720
Deferred income tax asset, net	402	747
Total current assets	189,674	198,615

Property and equipment, net	11,857	12,095
Property held for sale	3,752	3,752
Goodwill	33,522	33,625
Intangible assets, net	48,107	50,658
Deferred income tax asset, net	3,680	3,477
Other assets	10,081	9,443

TOTAL ASSETS	$300,673	$311,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,197	$6,247
Accounts payable	38,783	44,614
Accrued expenses	28,854	32,019
Deferred income tax liability	2	306
Total current liabilities	73,836	83,186

Long-term debt	45,651	48,750
Long-term liabilities	13,836	12,859
Environmental remediation liability	5,754	5,998
Deferred income tax liability	25	51
Total liabilities	139,102	150,844

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,804 and 26,644 shares issued; 26,804 and 26,620 shares outstanding at December 31, 2011 and June 30, 2011, respectively	268	266
Capital in excess of par value	62,839	62,329
Retained earnings	95,665	90,713
Treasury stock, at cost, 0 and 24 shares at December 31, 2011 and June 30, 2011, respectively	-	(230)
Accumulated other comprehensive income	2,799	7,743
Total shareholders’ equity	161,571	160,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,673	$311,665

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Six Months Ended December 31,
	2011	2010

Net sales	$212,024	$173,343
Cost of sales	172,861	146,933
Gross profit	39,163	26,410

Selling, general and administrative expenses	27,097	21,024
Operating income	12,066	5,386

Other (expense) income:
Interest expense	(1,411)	(223)
Interest and other income, net	1,248	1,382
	(163)	1,159

Income before income taxes	11,903	6,545
Income tax provision	4,282	4,917
Net income	$7,621	$1,628

Net income per common share	$0.29	$0.06
Diluted net income per common share	$0.29	$0.06

Weighted average shares outstanding:
Basic	26,520	25,351
Diluted	26,686	25,554

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)
	Three Months Ended December 31,
	2011	2010

Net sales	$110,707	$85,683
Cost of sales	90,063	72,560
Gross profit	20,644	13,123

Selling, general and administrative expenses	13,528	11,427
Operating income	7,116	1,696

Other (expense) income:
Interest expense	(656)	(112)
Interest and other income, net	704	711
	48	599

Income before income taxes	7,164	2,295
Income tax provision	2,576	3,464
Net income (loss)	$4,588	$(1,169)

Net income (loss) per common share	$0.17	$(0.05)
Diluted net income (loss) per common share	$0.17	$(0.05)

Weighted average shares outstanding:
Basic	26,565	25,391
Diluted	26,737	25,391

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Six Months Ended December 31,
	2011	2010
Operating activities:
Net income	$7,621	$1,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,460	1,683
Provision for doubtful accounts	140	70
Non-cash stock compensation	598	401
Deferred income taxes	(243)	158
Unrealized gain on trading securities	-	(111)
Earnings on equity investment in joint venture	(1,331)	(1,065)
Changes in assets and liabilities:
Investments-trading securities	475	-
Trade accounts receivable	4,965	20,316
Other receivables	1,423	230
Inventory	(3,328)	(10,349)
Prepaid expenses and other current assets	(120)	167
Other assets	607	(174)
Accounts payable	(4,847)	(5,733)
Accrued expenses and other liabilities	(4,336)	(4,523)
Net cash provided by operating activities	5,084	2,698

Investing activities:
Payment for net assets of business acquired, net of cash acquired	-	(58,711)
Purchases of investments	(76)	-
Payments received on notes receivable	269	500
Purchases of property and equipment, net	(545)	(1,819)
Payments for intangible assets	(609)	(749)
Net cash used in investing activities	(961)	(60,779)

Financing activities:
Proceeds from exercise of stock options	122	279
Excess tax benefit on stock option exercises and restricted stock	20	102
Repayment of bank loans	(3,149)	-
Borrowings of bank loans	-	50,000
Net cash (used in) provided by financing activities	(3,007)	50,381

Effect of exchange rate changes on cash	(1,538)	1,655

Net decrease in cash	(422)	(6,045)
Cash at beginning of period	28,664	30,850
Cash at end of period	$28,242	$24,805

Non-Cash Item

The Company had non-cash items excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2011 and December 31, 2010 of $2,661 and $2,548, respectively, related to dividends declared but not paid. In connection with the acquisition of Rising Pharmaceuticals, Inc. the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Condensed Consolidated Statement of Cash Flows during the six months ended December 31, 2010.

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

During the six months ended December 31, 2011 and December 31, 2010, the Company granted 217 and 240 stock options, respectively, to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the six months ended December 31, 2011 and 2010 was $171 and $73, respectively and $98 and $26 for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the total unrecognized compensation cost related to option awards is $794.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Six months ended December 31,
	2011	2010

Expected life	5.7 years	5.7 years
Expected volatility	48.1%	48.8%
Risk-free interest rate	1.59%	1.95%
Dividend yield	3.24%	2.58%

During the six months ended December 31, 2011, the Company granted 103 shares of restricted common stock to its employees that vest over three years and 38 shares of restricted common stock to its non-employee directors, which vest over one year.  In addition, the Company also issued a target grant of 49 performance-vested restricted stock units, which grant could be as much as 73 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2011, the Company recorded stock-based compensation expense of approximately $216 and $420, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2010, the Company recorded stock-based compensation expense of approximately $147 and $320, respectively, related to restricted common stock and restricted stock units. As of December 31, 2011, the total unrecognized compensation cost related to restricted stock awards and units is approximately $1,545.

(3)  Common Stock

On December 8, 2011, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share which was paid on January 18, 2012 to shareholders of record on December 28, 2011.  The amount paid for the cash dividend of $2,661 was included in accrued expenses at December 31, 2011.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income (loss) per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010

Weighted average shares outstanding	26,520	25,351	26,565	25,391
Dilutive effect of stock options and restricted stock awards and units	166	203	172	-
Diluted weighted average shares outstanding	26,686	25,554	26,737	25,391

The effect of approximately 228 common equivalent shares for the three months ended December 31, 2010 were excluded from the diluted weighted average shares outstanding due to a net loss for the period. There were 1,732 and 1,572 common equivalent shares outstanding as of December 31, 2011 and 2010, respectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive. There were 1,685 and 1,631 common equivalent shares outstanding as of December 31, 2011 and 2010, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2011 and 2010, respectively, because their effect would have been anti-dilutive.

(5)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income (loss).  The components of comprehensive income (loss) were as follows:

	Six months ended December 31,		Three months ended December 31,
	2011	2010	2011	2010
Comprehensive income (loss):
Net income (loss)	$7,621	$1,628	$4,588	$(1,169)
Change in fair value of interest rate swaps	(103)	-	73	-
Foreign currency translation adjustment	(4,841)	3,730	(2,185)	(1,336)
Total	$2,677	$5,358	$2,476	$(2,505)

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and six months ended December 31, 2011 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(6) Debt

Long-term debt

	December 31, 2011	June 30, 2011

Revolving bank loans	$14,000	$14,050
Term bank loans	34,000	37,000
Mortgage	3,848	3,947
	51,848	54,997
Less current portion	6,197	6,247
	$45,651	$48,750

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2011, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.19% to 3.50% at December 31, 2011.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising Pharmaceuticals, Inc. (“Rising”) acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2011, the remaining amount outstanding under the original amortizing Term Loan is $34,000 and is payable as an Adjusted LIBOR Loan, at an interest rate of 3.375% at December 31, 2011.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$ 1,500
9 through 12	$ 1,750
13 through 16	$ 2,000
17 through 20	$ 3,250

As such, the Company has classified $6,000 of the Term Loan as short-term in the condensed consolidated balance sheet at December 31, 2011. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $250 and $145 as of December 31, 2011 and June 30, 2011, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at December 31, 2011.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation commenced in fiscal 2010 and as of December 31, 2011 and June 30, 2011, a liability of $7,718 and $7,962, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2011 and June 30, 2011 is $3,473 and $3,583, respectively, which is included in the accompanying condensed consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for three products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,700 through fiscal 2013, of which $400 and $600 has been accrued as of December 31, 2011 and June 30, 2011, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments, interest rate swap and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At December 31, 2011 the Company had foreign currency contracts outstanding that had a notional amount of $49,057. Unrealized (losses) gains on hedging activities for the six months ended December 31, 2011 and 2010 was ($866) and $96, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at December 31, 2011, is $436. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of December 31, 2011 and June 30, 2011, the Company had $1,033 and $974, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2011 and June 30, 2011:

	Fair Value Measurements at December 31, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$796	-	$796

Investments:
Time deposits		458	-	458

Foreign currency contracts-assets (1)	-	303	-	303

Foreign currency contracts-liabilities (2)	-	1,115	-	1,115

Derivative liability for interest rate swap (3)	-	436	-	436

Contingent consideration (4)			$1,033	1,033

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.
(4)	$68 included in “Accrued expenses” and $965 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2011.

	Fair Value Measurements at June 30, 2011 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$ 467	-	$ 467

Investments:
Trading securities	$ 475		-	475
Time deposits		468	-	468

Foreign currency contracts-assets (5)	-	547	-	547
Foreign currency contracts-liabilities (6)	-	352	-	352
Derivative liability for interest rate swap (7)	-	333	-	333
Contingent consideration (8)			$974	974

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(6)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(8)	$68 included in “Accrued expenses” and $906 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(9)  Recent Accounting Pronouncements

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for the Company in its first quarter of fiscal 2014 and will be applied retrospectively. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

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

Six Months Ended December 31, 2011 and 2010:

	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$131,018	$69,239	$11,767	$-	$212,024
Gross profit	27,531	9,957	1,675	-	39,163
Income (loss) before income taxes	10,795	2,992	1,098	(2,982)	11,903

2010
Net sales	$90,100	$69,200	$14,043	$-	$173,343
Gross profit	14,798	10,156	1,456	-	26,410
Income (loss) before income taxes	3,665	4,149	30	(1,299)	6,545

Three Months Ended December 31, 2011 and 2010:

	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2011
Net sales	$65,956	$35,451	$9,300	$-	$110,707
Gross profit	14,168	4,935	1,541	-	20,644
Income (loss) before income taxes	5,364	1,419	1,082	(701)	7,164

2010
Net sales	$45,804	$32,358	$7,521	$-	$85,683
Gross profit	7,378	4,511	1,234	-	13,123
Income (loss) before income taxes	1,484	1,154	781	(1,124)	2,295

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2011 and the related condensed consolidated statements of income for the three-month and six-month periods ended December 31, 2011 and 2010 and the related condensed consolidated statements of cash flows for the six-month periods ended December 31, 2011 and 2010 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2011.  These interim financial statements are the responsibility of the Company’s management.

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
February 9, 2012

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

Executive Summary

We are reporting net sales of $212,024 for the six months ended December 31, 2011, which represents a 22.3% increase from the $173,343 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2011 was $39,163 and our gross margin was 18.5% as compared to gross profit of $26,410 and gross margin of 15.2% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the six months ended December 31, 2011 increased $6,073 to $27,097 from the amount we reported in the prior period.  Our net income increased to $7,621, or $0.29 per diluted share, compared to net income of $1,628, or $0.06 per diluted share in the prior period.

Our financial position as of December 31, 2011 remains strong, as we had cash and cash equivalents and short-term investments of $28,700, working capital of $115,838 and shareholders’ equity of $161,571.

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

According to an IMS Health press release on May 18, 2011, "global spending for medicines will reach nearly $1.1 trillion by 2015, reflecting a slowing compound annual rate of growth of 3 – 6 percent over the next five years.  This compares with 6.2 percent annual growth over the past five years.  Lower levels of spending growth for medicines in the U.S., the ongoing impact of patent expiries in developed markets, continuing strong demand in pharmerging markets and policy-driven changes in several countries are among the key factors that will influence future growth, according to IMS Institutes new study, The Global Use Of Medicines Outlook Through 2015".

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

According to a December 15, 2011 Federal Reserve Statistical Release, in the third quarter of calendar year 2011, the index for consumer durables, which impacts the Specialty Chemicals segment, grew at an annual rate of 11.4%.

The Agricultural Protection Products segment sells herbicides, fungicides, insecticides, and other agricultural chemicals to customers, primarily located in the United States and Western Europe. In the National Agricultural Statistics Services release dated June 30, 2011, the total crop acreage planted in 2011 increased slightly less than 1.0% to 319 million acres.  The number of peanut acres planted in 2011 was down almost 11% from 2010 levels while sugarcane acreage harvested increased approximately 1.0% from 2010.  In fiscal 2011, we began selling three new agricultural protection products.   In addition, there is one product that we plan on filing for registration with the EPA in the near future. Our plan is to continue to develop and bring to market additional products in a similar manner.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2011 and 2010.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2011 Compared to Six Months Ended December 31, 2010

	Net Sales by Segment Six months ended December 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$131,018	61.8%	$90,100	52.0%	$40,918	45.4%
Specialty Chemicals	69,239	32.7	69,200	39.9	39	0.1
Agricultural Protection	11,767	5.5	14,043	8.1	(2,276)	(16.2)

Net sales	$212,024	100.0%	$173,343	100.0%	$38,681	22.3%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$27,531	21.0%	$14,798	16.4%	$12,733	86.0%
Specialty Chemicals	9,957	14.4	10,156	14.7	(199)	(2.0)
Agricultural Protection	1,675	14.2	1,456	10.4	219	15.0

Gross profit	$39,163	18.5%	$26,410	15.2%	$12,753	48.3%

Net Sales

Net sales increased $38,681, or 22.3%, to $212,024 for the six months ended December 31, 2011, compared with $173,343 for the prior period.  We reported sales increases in our Health Sciences and Specialty Chemicals business segments offset by a decrease in sales of Agricultural Protection products.

Health Sciences

Net sales for the Health Sciences segment increased $40,918 or 45.4% to $131,018 for the six months ended December 31, 2011, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $28,257, when compared to the prior period. This increase in domestic Health Sciences sales is primarily related to an increase in sales of nutritional supplements of $3,867, due to new business development from existing customers and new projects from our pipeline and $21,386 of sales of Rising products, for which there was no comparable amount in the prior period.  On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. In addition, the Health Sciences segment saw an increase in sales from our international operations of $12,540 over the prior period, particularly increases in sales of APIs of $8,034 and a $2,877 increase in pharmaceutical intermediates sold abroad, which represent key components used in the manufacture of certain drug products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment for the six months ended December 31, 2011 were $69,239, which is consistent to net sales of $69,200 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.  The primary fluctuation in this segment’s sales relates to an increase of domestic Specialty Chemicals sales of $4,706 offset by a decline in international sales of Specialty Chemicals of $4,667, particularly in Germany and France.

Agricultural Protection

Net sales for the Agricultural Protection segment decreased to $11,767 for the six months ended December 31, 2011, a decrease of $2,276, or 16.2%, from net sales of $14,043 for the prior period.  The decrease from the prior period is due to a decline in sales of glyphosate. Our entry into this market has proven to be much more challenging than had been expected.  Our future participation in the glyphosate market will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. The decrease in Agricultural Protection Products sales is offset in part by an increase in a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.

Gross Profit

Gross profit increased to $39,163 (18.5% of net sales) for the six months ended December 31, 2011, as compared to $26,410 (15.2% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $27,531 for the six months ended December 31, 2011 when compared to the prior period of $14,798. The gross margin increased to 21.0%, for the six months ended December 31, 2011 when compared to 16.4% for the prior period. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. There was a rise in gross margin on our nutraceutical products due to increased prices in China on nutritional supplements which we were successful in passing through to our customers. In addition, gross profit increased due to increased sales volume in our international operations due predominantly to reorders of APIs.

Specialty Chemicals

Specialty Chemicals’ gross profit of $9,957 for the six months ended December 31, 2011 was $199 or 2.0% lower than the prior period.  The gross margin at 14.4% for the six months ended December 31, 2011 was lower than the prior period’s gross margin of 14.7%, due primarily to unfavorable product mix on domestic specialty chemicals. Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most, but not all, of these price increases have been passed onto our customers.

Agricultural Protection

Gross profit for the Agricultural Protection segment increased to $1,675 for the six months ended December 31, 2011, versus $1,456 for the prior period, an increase of $219 or 15.0%.  Gross margin for the six months increased to 14.2% compared to the prior period gross margin of 10.4%. The increase in both gross profit and gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also incurred decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A increased $6,073 or 28.9%, to $27,097 for the six months ended December 31, 2011 compared to $21,024 for the prior period.  As a percentage of sales, SG&A increased to 12.8% for the six months ended December 31, 2011 versus 12.1% for the prior period. The primary reason for the increase in SG&A is due to the Rising acquisition, which occurred on December 31, 2010, where there was no comparable amount in the prior period.  SG&A included amortization expense related to acquired intangible assets related to the Rising acquisition. In addition, the Company recorded during the six months ended December 31, 2011 approximately $884 of one-time costs associated with the separation of certain executive management employees.  We experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased profitability. These increases in SG&A are offset in part by $1,060 of transaction costs related to the Rising acquisition, which was recorded in the second quarter of fiscal 2011.

Operating Income

For the six months ended December 31, 2011, operating income was $12,066 compared to $5,386 in the prior period, an increase of $6,680 or 124.0%.  This increase was due to the overall increase in gross profit of $12,753 offset by the increase in SG&A of $6,073 from the comparable prior period.

Interest Expense

Interest expense was $1,411 for the six months ended December 31, 2011, an increase of $1,188 from $223 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising and on the mortgage on our new global headquarters.

Interest and Other Income, Net

Interest and other income, net was $1,248 for the six months ended December 31, 2011, which represents a decrease of $134 from $1,382 in the prior period, mainly due to an increase in foreign exchange losses offset by an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2011 was 36.0% versus 75.1% for the prior period. The decrease in the effective tax rate was primarily due to an approximate $2,600 tax charge recorded in the second quarter of fiscal 2011 related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

	Net Sales by Segment Three months ended December 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$65,956	59.6%	$45,804	53.4%	$20,152	44.0%
Specialty Chemicals	35,451	32.0	32,358	37.8	3,093	9.6
Agricultural Protection	9,300	8.4	7,521	8.8	1,779	23.7

Net sales	$110,707	100.0%	$85,683	100.0%	$25,024	29.2%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2011
	2011		2010		Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$14,168	21.5%	$7,378	16.1%	$6,790	92.0%
Specialty Chemicals	4,935	13.9	4,511	13.9	424	9.4
Agricultural Protection	1,541	16.6	1,234	16.4	307	24.9

Gross profit	$20,644	18.6%	$13,123	15.3%	$7,521	57.3%

Net Sales

Net sales increased $25,024 or 29.2%, to $110,707 for the three months ended December 31, 2011, compared with $85,683 for the prior period.  We reported sales increases in all three of our business segments.

Health Sciences

Net sales for the Health Sciences segment increased $20,152 or 44.0% to $65,956 for the three months ended December 31, 2011, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $16,972, when compared to the prior period. This increase in domestic Health Sciences sales is primarily related to an increase in sales of nutritional supplements of $2,689, due to new business development from existing customers and new projects from our pipeline and $11,882 of sales of Rising products, for which there was no comparable amount in the prior period.  In addition, the Health Sciences segment saw an increase in sales from our international operations of $3,062 over the prior period, particularly in sales of nutritional products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $35,451 for the three months ended December 31, 2011, an increase of $3,093 or 9.6% from net sales of $32,358 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, had increased at an annual rate of 11.4%. Domestic sales of specialty chemicals increased $5,747, partially offset by a decline of $2,654 in sales from our international operations, particularly in France. The rise in sales of domestic specialty chemicals relates to increased sales of agricultural, dye, pigment and miscellaneous intermediates, which together grew by $6,494.

Agricultural Protection

Net sales for the Agricultural Protection segment increased to $9,300 for the three months ended December 31, 2011, an increase of $1,779, or 23.7%, from net sales of $7,521 for the prior period.  The increase in sales of our Agricultural Protection Products business is due to a rise in sales of an herbicide used on sugar cane and an increase in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.  These increases are offset in part by a decline in sales of glyphosate, which, as we previously stated, is not a product or business activity that we have factored into our business plans going forward.

Gross Profit

Gross profit increased to $20,644 (18.6% of net sales) for the three months ended December 31, 2011, as compared to $13,123 (15.3% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $14,168 for the three months ended December 31, 2011 when compared to the prior period of $7,378. The gross margin increased to 21.5%, for the three months ended December 31, 2011 when compared to 16.1% for the prior period. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. There was a rise in gross margin on our nutraceutical products due to increased prices in China on nutritional supplements which we were successful in passing through to our customers, as well as an increase in gross profit related to increased sales volume of nutritional products.

Specialty Chemicals

Specialty Chemicals’ gross profit of $4,935 for the three months ended December 31, 2011 was $424 or 9.4% higher than the prior period.  The gross margin at 13.9% for the three months ended December 31, 2011 was consistent to the prior period’s gross margin.   The increase in gross profit relates to the increased sales volume of agricultural, dye, pigment and miscellaneous intermediates.

Agricultural Protection

Gross profit for the Agricultural Protection segment increased to $1,541 for the three months ended December 31, 2011, versus $1,234 for the prior period, an increase of $307 or 24.9%.  Gross margin for the quarter increased to 16.6% compared to the prior period gross margin of 16.4%. The increase in gross profit and gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also incurred decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A increased $2,101 or 18.4%, to $13,528 for the three months ended December 31, 2011 compared to $11,427 for the prior period.  As a percentage of sales, SG&A decreased to 12.2% for the three months ended December 31, 2011 versus 13.3% for the prior period. The primary reason for the increase in SG&A is due to the Rising acquisition, which occurred on December 31, 2010, where there was no comparable amount in the prior period.  SG&A included amortization expense related to acquired intangible assets related to the Rising acquisition. In addition, the Company experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased profitability. These increases in SG&A are offset in part by $1,060 of transaction costs related to the Rising acquisition, which was recorded in the second quarter of fiscal 2011.

Operating Income

For the three months ended December 31, 2011, operating income was $7,116 compared to $1,696 in the prior period, an increase of $5,420 or 319.6%.  This increase was due to the overall increase in gross profit of $7,521 offset by the increase in SG&A of $2,101 from the comparable prior period.

Interest Expense

Interest expense was $656 for the three months ended December 31, 2011, an increase of $544 from $112 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising and on the mortgage on our new global headquarters.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2011 was 36.0% versus 150.9% for the prior period. The decrease in the effective tax rate was primarily due to an approximate $2,600 tax charge recorded in the second quarter of fiscal 2011 related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.

Liquidity and Capital Resources

Cash Flows

At December 31, 2011, we had $28,242 in cash and cash equivalents, of which $20,838 was outside the United States, $458 in short-term investments and $51,848 in long-term debt (including the current portion).  Working capital was $115,838 at December 31, 2011 versus $115,429 at June 30, 2011.  The $20,838 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain unfavorable tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2011 decreased $422 from the amount at June 30, 2011.  Operating activities for the six months ended December 31, 2011 provided cash of $5,084, for this period, as compared to cash provided by operations of $2,698 for the comparable period. The $5,084 was comprised of $7,621 in net income and $2,624 derived from adjustments for non-cash items less a net $5,161 decrease from changes in operating assets and liabilities. The non-cash items included $3,460 in depreciation and amortization expense, $1,331 of earnings on an equity investment in a joint venture and $598 in non-cash stock compensation expense. Trade accounts receivable decreased $4,965 during the six months ended December 31, 2011, due to a decrease in days sales outstanding, from June 30, 2011.  Inventories increased by $3,328 due primarily to an increase in inventories on hand for Rising as this subsidiary has launched several new products and as such, has built up stock for the third and fourth quarter sales.   Other receivables decreased $1,423 due to payments received on royalties related to agricultural protection products as well as a decrease in value added taxes receivables in our German subsidiaries.  Accounts payable decreased by $4,847 due to timing of payments processed at the end of the quarter.  Accrued expenses and other liabilities decreased $4,336 due to a decline in advance payments from customers and a decrease in accrued compensation as performance payments were made in September 2011. Our cash position at December 31, 2010 decreased $6,045 from the amount at June 30, 2010.  Operating activities for the six months ended December 31, 2010 provided cash of $2,698, for this period, as compared to cash used in operations of $10,491 for the comparable period. The $2,698 was comprised of $1,628 in net income and $1,136 derived from adjustments for non-cash items less a net $66 decrease from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2011 used cash of $961, primarily related to purchases of property and equipment and intangible assets. Investing activities for the six months ended December 31, 2010 used cash of $60,779, primarily related to $58,711 payment for the net assets of Rising. In addition, $1,819 related to purchases of property and equipment and $749 for intangible assets.

Financing activities for the three months ended December 31, 2011 used cash of $3,007, primarily from $3,149 of bank loan repayments.  Financing activities for the six months ended December 31, 2010 provided cash of $50,381 primarily from $50,000 of bank loans.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $8,626, as of December 31, 2011. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2011, we borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 3.19% to 3.50% at December 31, 2011.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2011, the remaining amount outstanding under the original amortizing Term Loan is $34,000 and is payable as an Adjusted LIBOR Loan, at an interest rate of 3.375% at December 31, 2011.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At December 31, 2011, we had utilized $48,250 in bank loans and letters of credit, leaving $25,750 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2011.

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

Working Capital Outlook

Working capital was $115,838 at December 31, 2011 versus $115,429 at June 30, 2011. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups of approximately $4,700 through fiscal 2013.

In accordance with the purchase agreement related to the Rising acquisition, $8,000 of deferred consideration is to be paid by Aceto over a four year period with annual installments of $1,500 not later than fifty-six days following each of the first three anniversaries of the closing date of the purchase and $3,500 not later than fifty-six days following the fourth anniversary of the closing date of the purchase. In addition, the purchase agreement also provided for a working capital, and certain other, adjustments, such that the assets acquired would include approximately $5,000, as defined in the purchase agreement. A true-up statement, as defined in the purchase agreement, must be delivered by Aceto within thirty days following the end of the eighteen month period immediately succeeding the closing of the purchase. This true-up statement could result in additional consideration to be paid to the sellers.

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

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt this guidance in the first quarter of fiscal 2013. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of ASU 2011-05 and the deferrals in ASU 2011-12 are not expected to have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU 2011-11, “Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities”, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This update is effective for the Company in its first quarter of fiscal 2014 and will be applied retrospectively. The Company does not believe adoption of this new guidance will have a significant impact on its consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $458 at December 31, 2011.  Those short-term investments consisted principally of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2011, we had foreign currency contracts outstanding that had a notional amount of $49,057.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2011, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On December 31, 2011, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of December 31, 2011, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $5,782.  Actual results, however, may differ.

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

Pursuant to the requirements of the Credit Agreement, we are required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, we entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at December 31, 2011, is $436.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2011 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2011, we are subject to various environmental proceedings for which there were no material changes during the three months ended December 31, 2011.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

3.1	Aceto Corporation By-Laws, adopted December 1, 2011(incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 5, 2011).

10.1	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, dated November 17, 2011).

15.1	Letter re unaudited interim financial information.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACETO CORPORATION

DATE February 9, 2012	By:	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE February 9, 2012	By:	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)