Form 10-Q
period 2012-03-31
ACETO CORP
filed 2012-05-04
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
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

Yes ☐  No ☒

The registrant had 26,818,519 shares of common stock outstanding as of May 1, 2012.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2012

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	March 31, 2012	June 30, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,611	$28,664
Investments	1,539	943
Trade receivables, less allowance for doubtful accounts (March, $808; June, $682)	84,381	83,735
Other receivables	2,900	5,373
Inventory	82,628	77,433
Prepaid expenses and other current assets	2,333	1,720
Deferred income tax asset, net	626	747
Total current assets	201,018	198,615

Property and equipment, net	11,717	12,095
Property held for sale	3,752	3,752
Goodwill	33,549	33,625
Intangible assets, net	46,698	50,658
Deferred income tax asset, net	2,768	3,477
Other assets	10,302	9,443

TOTAL ASSETS	$309,804	$311,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,447	$6,247
Accounts payable	47,078	44,614
Accrued expenses	25,925	32,019
Deferred income tax liability	-	306
Total current liabilities	79,450	83,186

Long-term debt	43,852	48,750
Long-term liabilities	12,136	12,859
Environmental remediation liability	5,688	5,998
Deferred income tax liability	29	51
Total liabilities	141,155	150,844

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,817 and 26,644 shares issued; 26,817 and 26,620 shares outstanding at March 31, 2012 and June 30, 2011, respectively	268	266
Capital in excess of par value	63,210	62,329
Retained earnings	101,044	90,713
Treasury stock, at cost, 0 and 24 shares at March 31, 2012 and June 30, 2011, respectively	-	(230)
Accumulated other comprehensive income	4,127	7,743
Total shareholders’ equity	168,649	160,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$309,804	$311,665

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31,
	2012	2011

Net sales	$333,439	$291,224
Cost of sales	272,121	245,382
Gross profit	61,318	45,842

Selling, general and administrative expenses	41,678	34,305
Operating income	19,640	11,537

Other (expense) income:
Interest expense	(2,067)	(892)
Interest and other income, net	1,878	1,854
	(189)	962

Income before income taxes	19,451	12,499
Income tax provision	6,451	7,025
Net income	$13,000	$5,474

Net income per common share	$0.49	$0.21
Diluted net income per common share	$0.49	$0.21

Weighted average shares outstanding:
Basic	26,558	25,718
Diluted	26,747	25,918

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2012	2011

Net sales	$121,415	$117,881
Cost of sales	99,260	98,449
Gross profit	22,155	19,432

Selling, general and administrative expenses	14,581	13,281
Operating income	7,574	6,151

Other (expense) income:
Interest expense	(656)	(669)
Interest and other income, net	630	472
	(26)	(197)

Income before income taxes	7,548	5,954
Income tax provision	2,169	2,108
Net income	$5,379	$3,846

Net income per common share	$0.20	$0.15
Diluted net income per common share	$0.20	$0.14

Weighted average shares outstanding:
Basic	26,634	26,468
Diluted	26,870	26,663

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net income	$13,000	$5,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,184	3,536
Provision for doubtful accounts	140	172
Non-cash stock compensation	881	614
Deferred income taxes	457	115
Unrealized gain on trading securities	-	(152)
Earnings on equity investment in joint venture	(1,602)	(1,526)
Changes in assets and liabilities:
Investments-trading securities	475	-
Trade accounts receivable	(2,457)	5,213
Other receivables	1,964	7,205
Inventory	(6,036)	2,019
Prepaid expenses and other current assets	(659)	94
Other assets	607	(112)
Accounts payable	3,282	(4,510)
Accrued expenses and other liabilities	(5,403)	(13,319)
Net cash provided by operating activities	9,833	4,823

Investing activities:
Payment for net assets of business acquired, net of cash acquired	-	(58,711)
Purchases of investments	(1,138)	-
Payments received on notes receivable	350	500
Purchases of property and equipment, net	(692)	(4,833)
Payments for intangible assets	(726)	(1,162)
Net cash used in investing activities	(2,206)	(64,206)

Financing activities:
Proceeds from exercise of stock options	198	616
Excess tax benefit on stock option exercises and restricted stock	32	120
Payment of cash dividends	(2,661)	(2,548)
Payment of deferred consideration	(1,500)	-
Repayment of bank loans	(4,698)	(1,050)
Borrowings of bank loans	-	50,000
Net cash (used in) provided by financing activities	(8,629)	47,138

Effect of exchange rate changes on cash	(1,051)	2,379

Net decrease in cash	(2,053)	(9,866)
Cash at beginning of period	28,664	30,850
Cash at end of period	$26,611	$20,984

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

(2)  Stock-Based Compensation

At the annual meeting of shareholders of the Company, held on December 2, 2010, the Company’s shareholders approved the Aceto Corporation 2010 Equity Participation Plan (the “Plan”).  Under the Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees including the chief executive officer, chief financial officer and other named executive officers, non-employee directors and consultants of the Company.   The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the Plan will not exceed, in the aggregate, 2,000 shares.

During the nine months ended March 31, 2012 and March 31, 2011, the Company granted 217 and 240 stock options, respectively, to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the nine months ended March 31, 2012 and 2011 was $250 and $130, respectively and $79 and $57 for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, the total unrecognized compensation cost related to option awards is $675.

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

	Nine months ended March 31,
	2012	2011

Expected life	5.7 years	5.7 years
Expected volatility	48.1%	48.8%
Risk-free interest rate	1.59%	1.95%
Dividend yield	3.24%	2.58%

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

During the nine months ended March 31, 2012, the Company granted 103 shares of restricted common stock to its employees that vest over three years and 38 shares of restricted common stock to its non-employee directors, which vest over one year.  In addition, the Company also issued a target grant of 49 performance-vested restricted stock units, which grant could be as much as 73 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2012, the Company recorded stock-based compensation expense of approximately $203 and $623, respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2011, the Company recorded stock-based compensation expense of approximately $158 and $478, respectively, related to restricted common stock and restricted stock units. As of March 31, 2012, the total unrecognized compensation cost related to restricted stock awards and units is approximately $1,364.

(3)  Common Stock

On May 3, 2012, the Company’s board of directors declared a regular semi-annual cash dividend of $0.10 per share to be distributed on June 22, 2012 to shareholders of record as of June 11, 2012.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011

Weighted average shares outstanding	26,558	25,718	26,634	26,468
Dilutive effect of stock options and restricted stock awards and units	189	200	236	195
Diluted weighted average shares outstanding	26,747	25,918	26,870	26,663

There were 1,571 and 1,450 common equivalent shares outstanding as of March 31, 2012 and 2011, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive. There were 1,250 and 1,206 common equivalent shares outstanding as of March 31, 2012 and 2011, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

(5)  Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other gains and losses affecting shareholders’ equity that, under generally accepted accounting principles, are excluded from net income.  The components of comprehensive income (loss) were as follows:

	Nine months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
Comprehensive income (loss):
Net income	$13,000	$5,474	$5,379	$3,846
Change in fair value of interest rate swaps	(102)	(126)	1	(126)
Foreign currency translation adjustment	(3,514)	6,229	1,327	2,499
Total	$9,384	$11,577	$6,707	$6,219

The financial statements of the Company’s foreign subsidiaries are translated into U.S. dollars in accordance with generally accepted accounting principles. Where the functional currency of a foreign subsidiary is its local currency, balance sheet accounts are translated at the current exchange rate on the balance sheet date and income statement items are translated at the average exchange rate for the period.   Exchange gains or losses resulting from the translation of financial statements of foreign operations are accumulated in other comprehensive income.  Where the local currency of a foreign subsidiary is not its functional currency, financial statements are translated at either current or historical exchange rates, as appropriate.   The foreign currency translation adjustment for the three and nine months ended March 31, 2012 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

 (6) Debt

Long-term debt

	March 31, 2012	June 30, 2011

Revolving bank loans	$14,000	$14,050
Term bank loans	32,500	37,000
Mortgage	3,799	3,947
	50,299	54,997
Less current portion	6,447	6,247
	$43,852	$48,750

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two U.S.  financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2012, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 2.50% to 3.31% at March 31, 2012.  $10,000 of such amount was utilized by the Company to partially finance payment of the purchase price for the Rising Pharmaceuticals, Inc. (“Rising”) acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2012, the remaining amount outstanding under the original amortizing Term Loan is $32,500 and is payable as an Adjusted LIBOR Loan, at an interest rate of 2.75% at March 31, 2012.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each March 31, June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $6,250 of the Term Loan as short-term in the condensed consolidated balance sheet at March 31, 2012. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $334 and $145 as of March 31, 2012 and June 30, 2011, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at March 31, 2012.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation commenced in fiscal 2010 and as of March 31, 2012 and June 30, 2011, a liability of $7,652 and $7,962, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2012 and June 30, 2011 is $3,443 and $3,583, respectively, which is included in the accompanying condensed consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural chemicals which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,030 through fiscal 2013, of which $241 and $600 has been accrued as of March 31, 2012 and June 30, 2011, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments, interest rate swap and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2012 the Company had foreign currency contracts outstanding that had a notional amount of $59,827. Unrealized (losses) gains on hedging activities for the nine months ended March 31, 2012 and 2011 was ($221) and $364, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2012, is $435. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of March 31, 2012, the Company had $986 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. As of June 30, 2011, the Company had $974 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2012 and June 30, 2011:

	Fair Value Measurements at March 31, 2012 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$807	-	$807

Investments:
Time deposits		1,539	-	1,539

Foreign currency contracts-assets (1)	-	40	-	40

Foreign currency contracts-liabilities (2)	-	256	-	256

Derivative liability for interest rate swap (3)	-	435	-	435

Contingent consideration (3)			$986	986

(1)    Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2012.
(2)    Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2012.
(3)    Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2012.

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$467	-	$467

Investments:
Trading securities	$475		-	475
Time deposits		468	-	468

Foreign currency contracts-assets (4)	-	547	-	547
Foreign currency contracts-liabilities (5)	-	352	-	352
Derivative liability for interest rate swap (6)	-	333	-	333
Contingent consideration (7)			$974	974

(4)    Included in “Other receivables” in the accompanying  Condensed Consolidated Balance Sheet as of June 30, 2011.
(5)    Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(6)    Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.
(7)    $68 included in “Accrued expenses” and $906 included in Long-term liabilities in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2011.

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

(9)  Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 became effective for the Company January 1, 2012.  The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

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

Nine Months Ended March 31, 2012 and 2011:
	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2012
Net sales	$199,780	$113,919	$19,740	$-	$333,439
Gross profit	41,514	16,830	2,974	-	61,318
Income (loss) before income taxes	15,675	6,435	1,505	(4,164)	19,451

2011
Net sales	$152,334	$110,228	$28,662	$-	$291,224
Gross profit	26,748	16,328	2,766	-	45,842
Income (loss) before income taxes	6,765	7,442	549	(2,257)	12,499

Three Months Ended March 31, 2012 and 2011:

	Health Sciences	Specialty Chemicals	Agricultural Protection	Unallocated Corporate	Consolidated Totals
2012
Net sales	$68,762	$44,680	$7,973	$-	$121,415
Gross profit	13,983	6,873	1,299	-	22,155
Income (loss) before income taxes	4,880	3,443	407	(1,182)	7,548

2011
Net sales	$62,234	$41,028	$14,619	$-	$117,881
Gross profit	11,950	6,172	1,310	-	19,432
Income (loss) before income taxes	3,100	3,293	519	(958)	5,954

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2012 and the related condensed consolidated statements of income for the three-month and nine-month periods ended March 31, 2012 and 2011 and the related condensed consolidated statements of cash flows for the nine-month periods ended March 31, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2012.  These interim financial statements are the responsibility of the Company’s management.

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
May 4, 2012

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

Executive Summary

We are reporting net sales of $333,439 for the nine months ended March 31, 2012, which represents a 14.5% increase from the $291,224 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2012 was $61,318 and our gross margin was 18.4% as compared to gross profit of $45,842 and gross margin of 15.7% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the nine months ended March 31, 2012 increased $7,373 to $41,678 from the amount we reported in the prior period.  Our net income increased to $13,000, or $0.49 per diluted share, compared to net income of $5,474 or $0.21 per diluted share in the prior period.

Our financial position as of March 31, 2012 remains strong, as we had cash and cash equivalents and short-term investments of $28,150, working capital of $121,568 and shareholders’ equity of $168,649.

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

According to an IMS Health press release on May 18, 2011, “global spending for medicines will reach nearly $1.1 trillion by 2015, reflecting a slowing compound annual rate of growth of 3 – 6 percent over the next five years.  This compares with 6.2 percent annual growth over the past five years.  Lower levels of spending growth for medicines in the U.S., the ongoing impact of patent expiries in developed markets, continuing strong demand in pharmerging markets and policy-driven changes in several countries are among the key factors that will influence future growth, according to IMS Institutes new study, The Global Use Of Medicines Outlook Through 2015.”

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

According to a March 16, 2012 Federal Reserve Statistical Release, in the third quarter of calendar year 2011, the index for consumer durables, which impacts the Specialty Chemicals segment, grew at an annual rate of 11.3%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2012 and 2011.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

	Net Sales by Segment Nine months ended March 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$199,780	59.9%	$152,334	52.3%	$47,446	31.1%
Specialty Chemicals	113,919	34.2	110,228	37.9	3,691	3.3
Agricultural Protection	19,740	5.9	28,662	9.8	(8,922)	(31.1)

Net sales	$333,439	100.0%	$291,224	100.0%	$42,215	14.5%

	Gross Profit by Segment Nine months ended March 31,
	2012		2011		Comparison 2012 Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$41,514	20.8%	$26,748	17.6%	$14,766	55.2%
Specialty Chemicals	16,830	14.8	16,328	14.8	502	3.1
Agricultural Protection	2,974	15.1	2,766	9.7	208	7.5

Gross profit	$61,318	18.4%	$45,842	15.7%	$15,476	33.8%

Net Sales

Net sales increased $42,215, or 14.5%, to $333,439 for the nine months ended March 31, 2012, compared with $291,224 for the prior period.  We reported sales increases in our Health Sciences and Specialty Chemicals business segments offset by a decrease in sales of Agricultural Protection products.

Health Sciences

Net sales for the Health Sciences segment increased $47,446 or 31.1% to $199,780 for the nine months ended March 31, 2012, when compared to the prior period. Overall, the domestic Health Sciences group had an increase of $35,066, when compared to the prior period. This increase in domestic Health Sciences sales is primarily related to an increase in sales of nutritional supplements of $4,274, due to new business development from existing customers and new projects from our pipeline and $5,252 increase in sales of APIs due to the reorders of existing products.  Net sales for the Health Sciences segment also increased due to $24,719 increase in sales of Rising products, where there was only three months of sales in the prior period.  On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. In addition, the Health Sciences segment saw an increase in sales from our international operations of $12,380 over the prior period, particularly increases in sales of APIs and  pharmaceutical intermediates sold abroad, which represent key components used in the manufacture of certain drug products.

Specialty Chemicals

Net sales for the Specialty Chemicals segment for the nine months ended March 31, 2012 were $113,919, which represents an increase of $3,691 or 3.3% from the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.  The primary fluctuation in this segment’s sales relates to an increase of domestic Specialty Chemicals sales of $10,190, predominantly related to increased sales of agricultural, dye, pigment and miscellaneous intermediates, partially offset by a decline in international sales of Specialty Chemicals of $6,498, particularly in France.

Agricultural Protection

Net sales for the Agricultural Protection segment decreased to $19,740 for the nine months ended March 31, 2012, a decrease of $8,922, or 31.1%, from net sales of $28,662 for the prior period.  The decrease from the prior period is due to a decline in sales of glyphosate. Our entry into this market had proven to be much more challenging than had been expected.  As previously indicated, our future participation in the glyphosate market will likely only be on an opportunistic basis when our Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. Strategically, this is not a product or business activity that we have factored into our business plans going forward. The decrease in Agricultural Protection Products sales is offset in part by an increase in a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.

Gross Profit

Gross profit increased to $61,318 (18.4% of net sales) for the nine months ended March 31, 2012, as compared to $45,842 (15.7% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $41,514 for the nine months ended March 31, 2012 when compared to the prior period of $26,748. The gross margin increased to 20.8%, for the nine months ended March 31, 2012 when compared to 17.6% for the prior period. The increase in gross profit and gross margin in the Health Sciences segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. There was a rise in gross margin on our nutraceutical products due to product mix and increased prices in China on nutritional supplements which we were successful in passing through to our customers.

Specialty Chemicals

Specialty Chemicals’ gross profit of $16,830 for the nine months ended March 31, 2012 was $502 or 3.1% higher than the prior period due predominantly to sales volume rise in domestic Specialty Chemicals.  The gross margin at 14.8% for the nine months ended March 31, 2012 was consistent to the prior period’s gross margin of 14.8%.

Agricultural Protection

Gross profit for the Agricultural Protection segment increased to $2,974 for the nine months ended March 31, 2012, versus $2,766 for the prior period, an increase of $208 or 7.5%.  Gross margin for the nine months increased to 15.1% compared to the prior period gross margin of 9.7%. The increase in both gross profit and gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also incurred decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A increased $7,373 or 21.5%, to $41,678 for the nine months ended March 31, 2012 compared to $34,305 for the prior period.  As a percentage of sales, SG&A increased to 12.5% for the nine months ended March 31, 2012 versus 11.8% for the prior period. The primary reason for the increase in SG&A is due to the Rising acquisition, which occurred on December 31, 2010, where there was only three months of activity in the prior period.  SG&A included amortization expense related to acquired intangible assets related to the Rising acquisition. In addition, the Company recorded during the nine months ended March 31, 2012 approximately $884 of one-time costs associated with the separation of certain executive management employees.  We experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased profitability. These increases in SG&A are offset in part by $1,060 of transaction costs related to the Rising acquisition, which was recorded in the second quarter of fiscal 2011.

Operating Income

For the nine months ended March 31, 2012, operating income was $19,640 compared to $11,537 in the prior period, an increase of $8,103 or 70.2%.  This increase was due to the overall increase in gross profit of $15,476 offset by the increase in SG&A of $7,373 from the comparable prior period.

Interest Expense

Interest expense was $2,067 for the nine months ended March 31, 2012, an increase of $1,175 from $892 in the prior period. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising and on the mortgage on our new global headquarters.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2012 was 33.2% versus 56.2% for the prior period. The decrease in the effective tax rate was primarily due to an approximate $2,600 tax charge recorded in the second quarter of fiscal 2011 related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.  In the third quarter of fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation.  Without these adjustments, the effective tax rate would be 35.9% and 35.4%, respectively, in fiscal years 2012 and 2011.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

	Net Sales by Segment Three months ended March 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	total	Net sales	total	change	change

Health Sciences	$68,762	56.6%	$62,234	52.8%	$6,528	10.5%
Specialty Chemicals	44,680	36.8	41,028	34.8	3,652	8.9
Agricultural Protection	7,973	6.6	14,619	12.4	(6,646)	(45.5)

Net sales	$121,415	100.0%	$117,881	100.0%	$3,534	3.0%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	profit	sales	profit	sales	change	change

Health Sciences	$13,983	20.3%	$11,950	19.2%	$2,033	17.0%
Specialty Chemicals	6,873	15.4	6,172	15.0	701	11.4
Agricultural Protection	1,299	16.3	1,310	9.0	(11)	(0.8)

Gross profit	$22,155	18.2%	$19,432	16.5%	$2,723	14.0%

Net Sales

Net sales increased $3,534 or 3.0%, to $121,415 for the three months ended March 31, 2012, compared with $117,881 for the prior period.  We reported sales increases in our Health Sciences and Specialty Chemicals business segments offset by a decrease in sales of Agricultural Protection products.

Health Sciences

Net sales for the Health Sciences segment increased $6,528 or 10.5% to $68,762 for the three months ended March 31, 2012, when compared to the prior period, attributable to $2,862 increase in the sales of APIs due to the reorders of existing products. In addition, the Health Sciences segment saw an increase of $3,333 in sales of our Rising products due to new product launches that occurred in fiscal 2012.

Specialty Chemicals

Net sales for the Specialty Chemicals segment were $44,680 for the three months ended March 31, 2012, an increase of $3,652 or 8.9% from net sales of $41,028 for the prior period.  Our chemical business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the Specialty Chemicals segment, had increased at an annual rate of 11.3%. Domestic sales of specialty chemicals increased $5,483, partially offset by a decline of $1,833 in sales from our international operations, particularly in France. The rise in sales of domestic specialty chemicals relates to increased sales of agricultural, dye, pigment and miscellaneous intermediates, which together grew by $3,871, as well as sales of chemicals used in surface coatings rose by $1,544.

Agricultural Protection

Net sales for the Agricultural Protection segment decreased to $7,973 for the three months ended March 31, 2012, a decrease of $6,646, or 45.5%, from net sales of $14,619 for the prior period.  The decrease in sales of our Agricultural Protection Products business is due to decline in sales of glyphosate, which, as we previously stated, is not a product or business activity that we have factored into our business plans going forward. In addition, sales of Agricultural Protection products decreased due to a drop in sales of an herbicide used on sugar cane and a decrease in sales of an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses.

Gross Profit

Gross profit increased to $22,155 (18.2% of net sales) for the three months ended March 31, 2012, as compared to $19,432 (16.5% of net sales) for the prior period.

Health Sciences

Health Sciences’ gross profit increased to $13,983 for the three months ended March 31, 2012 when compared to the prior period of $11,950.  The gross margin increased to 20.3%, for the three months ended March 31, 2012 when compared to 19.2% for the prior period. The increase in gross profit in the Health Sciences segment primarily relates to sales volume increase of our Rising products. In addition, we experienced favorable product mix in our domestic APIs.

Specialty Chemicals

Specialty Chemicals’ gross profit of $6,873 for the three months ended March 31, 2012 was $701 or 11.4% higher than the prior period.  The gross margin at 15.4% for the three months ended March 31, 2012 was relatively consistent to the prior period’s gross margin.   The increase in gross profit relates to the increased sales volume of chemicals used to produce surface coatings and positive product mix on chemicals utilized in the food, beverage and cosmetic industries.

Agricultural Protection

Gross profit for the Agricultural Protection segment was relatively flat at $1,299 for the three months ended March 31, 2012 when compared to the prior period gross profit of $1,310. Gross margin for the quarter increased to 16.3% compared to the prior period gross margin of 9.0%. The increase in gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also incurred decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

SG&A increased $1,300 or 9.8%, to $14,581 for the three months ended March 31, 2012 compared to $13,281 for the prior period.  As a percentage of sales, SG&A increased to 12.0% for the three months ended March 31, 2012 versus 11.3% for the prior period. We experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased profitability.

Operating Income

For the three months ended March 31, 2012, operating income was $7,574 compared to $6,151 in the prior period, an increase of $1,423 or 23.1%.  This increase was due to the overall increase in gross profit of $2,723 offset by the increase in SG&A of $1,300 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $630 for the three months ended March 31, 2012, which represents an increase of $158 from $472 in the prior period, mainly due to an increase in foreign exchange offset by a decrease in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2012 was 28.7% versus 35.4% for the prior period. The decrease in the effective tax rate was primarily due to the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.

Liquidity and Capital Resources

Cash Flows

At March 31, 2012, we had $26,611 in cash and cash equivalents, of which $19,057 was outside the United States, $1,539 in short-term investments and $50,299 in long-term debt (including the current portion).  Working capital was $121,568 at March 31, 2012 versus $115,429 at June 30, 2011.  The $19,057 of cash held outside of the United States is fully accessible to meet any liquidity needs of Aceto in the particular countries outside of the United States in which it operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or certain other countries could have certain unfavorable tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. These balances exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2012 decreased $2,053 from the amount at June 30, 2011.  Operating activities for the nine months ended March 31, 2012 provided cash of $9,833, for this period, as compared to cash provided by operations of $4,823 for the comparable period. The $9,833 was comprised of $13,000 in net income and $5,060 derived from adjustments for non-cash items less a net $8,227 decrease from changes in operating assets and liabilities. The non-cash items included $5,184 in depreciation and amortization expense, $1,602 of earnings on an equity investment in a joint venture and $881 in non-cash stock compensation expense. Trade accounts receivable increased $2,457 during the nine months ended March 31, 2012, due to an increase in domestic sales in this quarter as compared to the fourth quarter of fiscal 2011.  Inventories and accounts payable increased by $6,036 and $3,282, respectively, due to an increase in inventories on hand for Rising as this subsidiary has launched several new products and as such, has built up stock for fourth quarter sales.   In addition, our Agricultural Protection Products business segment as well as our German subsidiary-Aceto Health Ingredients GmbH, have increased inventory on-hand due to anticipated fourth quarter sales. Other receivables decreased $1,964 due to payments received on royalties related to agricultural protection products as well as a decrease in value added taxes receivables in our German subsidiaries. Accrued expenses and other liabilities decreased $5,403 due to a decline in advance payments from customers. Our cash position at March 31, 2011 decreased $9,866 from the amount at June 30, 2010.  Operating activities for the nine months ended March 31, 2011 provided cash of $4,823, for this period, as compared to cash used in operations of $11,713 for the comparable period. The $4,823 was comprised of $5,474 in net income and $2,759 derived from adjustments for non-cash items less a net $3,410 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2012 used cash of $2,206, primarily related to purchases of investments, property and equipment and intangible assets. Investing activities for the nine months ended March 31, 2011 used cash of $64,206, primarily related to $58,711 payment for the net assets of Rising. In addition, $4,833 related to purchases of property and equipment and $1,162 for intangible assets.

Financing activities for the three months ended March 31, 2012 used cash of $8,629, primarily from $4,698 of bank loan repayments and the payment of dividends of $2,661.  In addition, the Company paid $1,500 of deferred consideration to the sellers of Rising.  Financing activities for the nine months ended March 31, 2011 provided cash of $47,138 primarily from $50,000 of bank loans, offset by the payment of dividends of $2,548.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $8,886, as of March 31, 2012. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. We may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2012, we borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans, at interest rates ranging from 2.50% to 3.31% at March 31, 2012.  $10,000 of such amount was utilized by us to partially finance payment of the purchase price for the Rising acquisition. The Credit Agreement also allowed for the borrowing up to a maximum of $40,000 (the “Term Loan”).  As such, we borrowed a Term Loan of $40,000 on December 31, 2010 to partially finance the acquisition of Rising. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2012, the remaining amount outstanding under the original amortizing Term Loan is $32,500 and is payable as an Adjusted LIBOR Loan, at an interest rate of 2.75% at March 31, 2012.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At March 31, 2012, we had utilized $46,834 in bank loans and letters of credit, leaving $25,666 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2012.

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

Working Capital Outlook

Working capital was $121,568 at March 31, 2012 versus $115,429 at June 30, 2011. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups of approximately $4,030 through fiscal 2013.

In accordance with the purchase agreement related to the Rising acquisition, $8,000 of deferred consideration is to be paid by Aceto over a four year period with annual installments of $1,500 not later than fifty-six days following each of the first three anniversaries of the closing date of the purchase and $3,500 not later than fifty-six days following the fourth anniversary of the closing date of the purchase. Accordingly, $1,500 was paid by the Company in February 2012. In addition, the purchase agreement also provided for a working capital, and certain other, adjustments, such that the assets acquired would include approximately $5,000, as defined in the purchase agreement. A true-up statement, as defined in the purchase agreement, must be delivered by Aceto within thirty days following the end of the eighteen month period immediately succeeding the closing of the purchase. This true-up statement could result in additional consideration to be paid to the sellers.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which amends ASC 820, “Fair Value Measurement”. ASU 2011-04 does not extend the use of fair value accounting, but provides guidance on how it should be applied where its use is already required or permitted by other standards within U.S. GAAP or International Financial Reporting Standards (IFRSs). ASU 2011-04 changes the wording used to describe many requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Additionally, ASU 2011-04 clarifies the FASB’s intent about the application of existing fair value measurements. ASU 2011-04 became effective for the Company January 1, 2012.  The adoption of ASU 2011-04 did not have an impact on the Company’s consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $1,539 at March 31, 2012.  Those short-term investments consisted principally of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2012, we had foreign currency contracts outstanding that had a notional amount of $59,827.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2012, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income.  On March 31, 2012, we had translation exposure to various foreign currencies, with the most significant being the Euro and the Chinese Renminbi.  The potential loss as of March 31, 2012, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates would amount to $6,072.  Actual results, however, may differ.

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

Pursuant to the requirements of the Credit Agreement, we are required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, we entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2012, is $435.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2011, we are subject to various environmental proceedings for which there were no material changes during the three months ended March 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

10.1	Notice to Douglas A. Roth dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated January 17, 2012).

10.2	Notice to Frank DeBenedittis dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, dated January 17, 2012).

10.3	Notice to Michael Feinman dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, dated January 17, 2012).

10.4	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, dated January 17, 2012).

10.5
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A, dated March 1, 2012).

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

ACETO CORPORATION

DATE	May 4, 2012	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE	May 4, 2012	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)