Form 10-K
period 2012-06-30
ACETO CORP
filed 2012-09-07
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2011 as reported on the NASDAQ Global Select Market, was approximately $174,851,865.

The Registrant has 27,080,397 shares of common stock outstanding as of September 4, 2012.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2012

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

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the marketing, sales and distribution of pharmaceutical intermediates and active ingredients, finished dosage form generics, nutraceutical products, agricultural protection products and specialty chemicals. Our business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals. In fiscal 2012, we reconfigured and renamed our three business segments to more accurately reflect the scope of its business activities. As such, we recasted the segment information as if the composition of our reportable segments had existed in the prior periods presented.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. With business operations in nine countries, we distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and performance chemicals for export from Asia, purchasing from over 500 different manufacturers in China and 200 manufacturers in India. No single supplier accounted for as much as 10% of purchases in fiscal 2012 and 2011.

Strategic relationships with manufacturers of pharmaceutical, nutraceutical, agricultural and specialty chemical products in the United States and internationally serve as a valuable resource to Aceto customers, enabling them to procure vital chemical based products necessary for their diverse and complex applications. A strong global technical network differentiates Aceto from commodity distribution companies. With regional managers in the United States, Europe and Asia, Aceto provides regulatory support and quality assurance for customers and suppliers worldwide. Aceto’s regulatory network ensures that the product quality is manufactured to applicable required standards and conforms to customer specifications for its intended end use.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and agricultural protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control.  We believe our 60 plus years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects.  We anticipate organic growth through our plans to introduce new products for finished dosage form generic drugs, the further globalization of our nutraceutical business, the continued globalization of our Performance Chemicals business, the expansion of our agricultural protection products by acquisition of product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

We believe our track record of continuous product introductions demonstrates our commitment to be recognized by the worldwide generic pharmaceutical industry as an important, reliable supplier.  Our plans involve seeking strategic acquisitions that enhance our earnings and forming alliances with partners that add to our capabilities, when possible.

Other than product rights and license agreements for certain of our finished dosage form generic products which are part of our Human Health business and U.S. Environmental Protection Agency (EPA) registrations for our Performance Chemicals, we hold no patents, franchises or concessions that we consider material to our operations.

Information concerning revenue and gross profit attributable to each of our reportable segments and geographic information is found in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and in Note 19 to the Consolidated Financial Statements, Part II, Item 8, “Financial Statements and Supplementary Data.”

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On December 31, 2010, we acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. This acquisition was a natural extension of our successful business model which will provide customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical distribution space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. Aceto’s identification of a change in the attitudes of Europeans towards nutritional products led to the decision to globalize this business and create an operating model to focus on it. This globally structured business has become the model for all of our business segments, providing international reach and perspective for our customers.

Pharmaceutical Ingredients

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates .

As the use of generic drugs has grown significantly over the years, Aceto’s presence in this market also increased dramatically, both domestically and internationally. We supply APIs to all the major generic drug companies, who view Aceto as a valued partner in their effort to develop and market generic drugs.

The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto, at all times, has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards that their current commercial products adhere to.

According to an IMS Health press release on July 12, 2012, “Following several years of slowing growth, the global market for medicines is poised to rebound from an expected low point of 3-4 percent growth in 2012 to 5-7 percent in 2016, according to a new forecast issued by the IMS Institute for Healthcare Informatics. The report, The Global Use of Medicines: Outlook through 2016, found that annual global spending on medicines will rise from $956 billion in 2011 to nearly $1.2 trillion in 2016, representing a compound annual growth rate of 3-6 percent. Growth in annual global spending is forecast to more than double by 2016 to as much as $70 billion, up from a $30 billion pace this year, driven by volume increases in the pharmerging markets and an uptick in spending in developed nations.”

Performance Chemicals

The Performance Chemicals segment includes specialty chemicals and agricultural protection products.

Aceto is a major supplier to many different industrial segments that require outstanding performance from chemical raw materials and additives. We provide chemicals which make plastics, surface coatings, textiles, fuels and lubricants to perform to their designed capabilities. These additive specialty products include antioxidants, photo initiators, catalysts, curatives, brighteners and adhesion promoters.

Aceto is at the forefront as a supplier of chemicals to ecofriendly technologies. For example, we supply UV photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology.

We provide specialty chemicals for the food, beverage and fragrance industries. Aceto’s raw materials are also used in sophisticated technology products, such as high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is also a leader in the supply of diazos and couplers to the paper and film industries. Specific end uses for these products include microfilm, blueprints and photo tooling of printed circuit boards.

We also provide organic intermediates and colorants. The color producing industry manufactures a wide assortment of products and Aceto is the supplier of choice to these producers of “color.” From textiles and plastics to inks and paints, our specialty colorant intermediates allow manufacturers to develop an endless rainbow of colorful possibilities.

According to a July 17, 2012 Federal Reserve Statistical Release, in the second quarter of calendar year 2012, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, grew at an annual rate of 4.7%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.

Over the past several years, we have successfully brought numerous products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 29, 2012, the total crop acreage planted in 2012 increased by 3.4% to 326 million acres.  The number of peanut acres planted in 2012 was up almost 34% from 2011 levels while sugarcane acreage harvested increased approximately 2.2% from 2011. In addition, the potato acreage harvested in 2012 was relatively consistent to the 2011 level.

Long-lived Assets

Long-lived assets by geographic region as of June 30, 2012, 2011, and 2010 were as follows:

	Long-lived assets
	2012	2011	2010
United States	$85,650	$90,955	$15,766
Europe	2,388	2,779	2,401
Asia-Pacific	2,413	2,644	2,836
Total	$90,451	$96,378	$21,003

Suppliers and Customers

During the fiscal years ended June 30, 2012 and 2011 approximately 69% and 70%, respectively, of our purchases were from Asia and approximately 13% and 18%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2012 and 2011, sales made to customers in the United States totaled $254,368 and $236,831, respectively.  Sales made to customers outside the United States during fiscal years 2012 and 2011 totaled $190,020 and $175,597, respectively, of which, approximately 59% and 71%, respectively, were to customers located in Europe. No single product or customer accounted for as much as 10% of net sales in fiscal years 2012, 2011 or 2010.

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

Environmental and Regulatory

We are subject to extensive regulation by federal, state and local agencies in the countries in which we do business. Of particular importance is the FDA in the U.S. It has jurisdiction over testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our Human Health products.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships.

Employees

At June 30, 2012, we had 233 employees, none of whom were covered by a collective bargaining agreement.

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

Item 1A.  Risk factors

You should carefully consider the following risk factors and other information included in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial could also impair our business operations.  If any of the following risk factors occur, our reputation, business, financial condition, operating results and cash flows could be materially adversely affected.

If we are unable to compete effectively with our competitors, many of which have greater market presence and resources than us, our reputation, business, financial condition, operating results and cash flows could be materially adversely affected.

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive global chemical and pharmaceutical distribution markets.  We face intense competition from global and regional distributors of chemical and pharmaceutical products, many of which are large chemical and pharmaceutical manufacturers as well as distributors.  Many of these companies have substantially greater resources than us, including, among other things, greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our products, all of which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

Our distribution operations of APIs concentrate on generic products and therefore are subject to the risks of the generic pharmaceutical industry.

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

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our reputation, business, financial position and results of operations.

Our future revenue growth and profitability are dependent upon our ability to introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could materially adversely affect our reputation, business, financial condition, operating results and cash flows. Many products require FDA approval or the equivalent regulatory approvals in our overseas markets prior to being marketed. The process of obtaining FDA/regulatory approval to market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products.

Dependence on a limited number of suppliers of Human Health and Pharmaceutical Ingredients products could lead to delays, lost revenue or increased costs.

Our future operating results may depend substantially on our suppliers’ ability to timely provide Human Health and Pharmaceutical Ingredients products in connection with ANDAs and such suppliers’ ability to supply us with these ingredients or materials in sufficient volumes to meet our production requirements. A number of the ingredients or materials that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines.  If there is a significant increase in demand for an ingredient or other material resulting in an inability to meet demand, if an ingredient or material is otherwise in short supply or becomes wholly unavailable, or if a supplier has a quality issue, we may experience delays or increased costs in obtaining that ingredient or material.  If we are unable to obtain sufficient quantities of ingredients or other necessary materials, we may experience production delays in our supply.

Each of the following could also interrupt the supply of, or increase the cost of, ingredients or other materials:
●    an unwillingness of a supplier to supply ingredients or other materials to us;
●    consolidation of key suppliers;
●    failure of a key supplier’s business process;
●    a key supplier’s inability to access credit necessary to operate its business; or
●    failure of a key supplier to remain in business, to remain an independent supplier, or to adjust to market conditions.

Any interruption in the supply of or increase in the cost of ingredients or other materials provided by single or limited source suppliers could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Our revenue stream is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and could be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period. In addition, certain of our products carry a higher gross margin than other products, particularly in the Human Health segment. Reduced sales of these higher margin products could have a material adverse effect on our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

Incidents related to hazardous materials could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

Portions of our operations require the controlled use of hazardous materials.  Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

We are also continuing to expand our business in China and India, where environmental, health and safety regulations are still early in their development.  As a result, we cannot determine how these laws will be implemented and the impact of such regulation on the Company.

Violations of cGMP and other government regulations could have a material adverse effect on our reputation, business, financial condition and results of operations.

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States and other Aceto markets must be operated in conformity with current Good Manufacturing Practices (“cGMP”) regulations as required by the FDA and other regulatory bodies.  Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we or one or more of our suppliers had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

Our business could give rise to product liability claims that are not covered by insurance or indemnity agreements or exceed insurance policy or indemnity agreement limitations.

The marketing, distribution and use of chemical and pharmaceutical products involves substantial risk of product liability claims. We could be held liable if any product we or our partners develop or distribute causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or that we are not indemnified for, may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Failure to comply with U.S. or non-U.S. laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of events could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

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

For a number of years, financial markets in the United States, Europe and Asia have been experiencing extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others.  Governments have taken unprecedented actions intending to address extreme market conditions that include severely restricted credit and declines in values of certain assets.

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for our products and result in a decrease in revenue that could have a negative impact on our results of operations.  Continued volatility and disruption of financial markets in the United States, Europe and Asia could limit our customers’ ability to obtain adequate financing or credit to purchase our products or to pay for outstanding invoices owed to us or to maintain operations, and result in a decrease in revenue or cash collections that could have a material adverse effect on our business, financial condition, operating results and cash flows.

We have a significant amount of debt.

We have a $71,000 credit facility of which $42,000 was outstanding at June 30, 2012. This facility expires in December 2015. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We have previously incurred charges to our earnings in connection with acquisitions, and may continue to experience charges to our earnings for any acquisitions that we make, including, among other things, contingent consideration and impairment charges. These costs may also include substantial severance and other closure costs associated with eliminating duplicate or discontinued products, employees, operations and facilities. These charges could have a material adverse effect on our results of operations and they could have a material adverse effect on the market price of our common stock.

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

Our information technology systems could fail to perform adequately or we may fail to adequately protect such information technology systems against data corruption, cyber-based attacks, or network security breaches.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting, and other business processes and electronic communications between our personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, our business, financial condition, operating results and cash flows therefore could be materially adversely affected. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

Our potential liability arising from our commitment to indemnify our directors, officers and employees could materially adversely affect our business, financial condition, operating results and cash flows.

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with an action brought against them in such capacity, except in matters as to which they are adjudged to have breached a duty to us.  The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have “directors and officers” insurance policies that covers a portion of this potential exposure, we could be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In both fiscal years 2012 and 2011, approximately 43% of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2012, approximately 69% and 13% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations; we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

We rely heavily on key executives for our financial performance.

Our financial performance is highly dependent upon the efforts and abilities of our key executives. The loss of the services of any of our key executives could therefore have a material adverse effect upon our financial position and operating results.  We do not maintain “key-man” insurance on any of our key executives.

Shortage of qualified and technical personnel in a competitive marketplace may prevent us from growing our business.

We may be unable to hire or retain qualified and technical employees. Despite the current unemployment rate, there is substantial competition for highly skilled employees. If we fail to attract and retain key employees, our business could be adversely impacted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2012, had an outstanding balance of $3,765.

With the Rising acquisition on December 31, 2010, the Company leases approximately 41,000 gross square feet of office space in Allendale, New Jersey. This lease expires in October 2017.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2012 and 2011 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2012
First Quarter	$6.83	$4.51
Second Quarter	7.14	5.10
Third Quarter	9.63	6.56
Fourth Quarter	9.99	7.90

FISCAL YEAR 2011
First Quarter	$7.10	$5.31
Second Quarter	9.23	6.50
Third Quarter	9.47	7.01
Fourth Quarter	8.18	6.11

Cash dividends of $0.10 per common share were paid in January and June of fiscal 2012, fiscal 2011 and fiscal 2010. Our revolving credit facility restricts the payment of cash dividends to $5,800 per fiscal year.

As of September 4, 2012, there were 404 holders of record of our common stock.

24,804 shares of our common stock were held by the nominee of the Depository Trust Company, the country’s principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2012:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,815,000	$8.47	741,000
Equity compensation plans not approved by security holders	-	-	-
Total	1,815,000	$8.47	741,000

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, (c) the total return on a published line-of-business index – the Dow Jones U.S. Chemicals Index and (d) the total return of our Peer Group.  We have decided to change our peer group comparison from the Dow Jones U.S. Chemicals Index to a Peer Group of 17 companies selected by us, based on total revenues, nature of business, product offerings, customer base, operational model and overall strategy. The peer group companies included:  American Pacific Corp., American Vanguard Corp., Balchem Corp., Calgon Carbon Corp., Cambrex Corp., DXP Enterprises Inc., Hawkins Inc., Innophos Holdings, Innospec Inc., KMG Chemical Inc., Lawson Products, Myers Industries Inc., Nutraceutical International Corp., Prestige Brand Holdings, Quaker Chemical Corp., Rogers Corp., and Usana Health Sciences Inc. We believe that the companies in the new Peer Group are more comparable to Aceto than the combined companies included in the Dow Jones U.S. Chemicals Index. Comparisons with both the Dow Jones U.S. Chemicals Index and the Peer Group are included in the following graph.  Going forward, we expect to include the Peer Group and not the Dow Jones U.S. Chemicals Index.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, the Dow Jones U.S. Chemicals Index and the Peer Group on June 30, 2007.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

  ASSUMES $100 INVESTED ON JUNE 30, 2007
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2012

			Dow Jones U.S.
	Aceto Corporation	S&P 500 Index	Chemicals	Peer Group
June 30, 2007	100	100	100	100
June 30, 2008	85	87	116	85
June 30, 2009	76	64	76	64
June 30, 2010	68	73	97	77
June 30, 2011	82	96	153	121
June 30, 2012	113	101	150	134

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2012	2011	2010	2009	2008

Net sales	$444,388	$412,428	$346,631	$322,646	$359,591
Operating income	25,366	16,550	9,438	11,893	21,377
Net income	16,981	8,968	6,581	8,629	13,473

At year end

Working capital	$118,328	$115,429	$120,924	$124,709	$128,786
Total assets	299,280	311,665	231,851	205,464	222,243
Long-term liabilities (including long-term debt)	57,636	67,658	17,578	16,959	16,836
Shareholders’ equity	168,003	160,821	139,644	141,568	140,409

Income per common share

Basic income per common share from net income	$0.64	$0.35	$0.26	$0.35	$0.55
Diluted income per common share from net income	$0.63	$0.34	$0.26	$0.35	$0.54
Cash dividends	$0.20	$0.20	$0.20	$0.20	$0.25

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

We are reporting a $31,960 increase in net sales and an $8,816 increase in operating income for fiscal 2012 from fiscal 2011. Our net income increased to $16,981, or $0.63 per diluted share, an increase of $8,013 or 89.0% compared to fiscal year 2011.

Our financial position as of June 30, 2012, remains strong, as we had cash, cash equivalents and short-term investments of $26,380, working capital of $118,328 and shareholders’ equity of $168,003.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On December 31, 2010, we acquired certain assets of Rising. This acquisition was a natural extension of our successful business model which will provide customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical distribution space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. Aceto’s identification of a change in the attitudes of Europeans towards nutritional products led to the decision to globalize this business and create an operating model to focus on it. This globally structured business has become the model for all of our business segments, providing international reach and perspective for our customers.

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, Aceto’s presence in this market also increased dramatically, both domestically and internationally. We supply APIs to all the major generic drug companies, who view Aceto as a valued partner in their effort to develop and market generic drugs.

The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the ANDA for FDA approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto, at all times, has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards that their current commercial products adhere to.

The Performance Chemicals segment includes specialty chemicals and agricultural protection products.

Aceto is a major supplier to many different industrial segments that require outstanding performance from chemical raw materials and additives. We provide chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. These additive specialty products include antioxidants, photo initiators, catalysts, curatives, brighteners and adhesion promoters.

Aceto is at the forefront as a supplier of chemicals to ecofriendly technologies, which are critical in protecting and enhancing the world’s ecology.

We provide specialty chemicals for the food, beverage and fragrance industries. Aceto’s raw materials are also used in sophisticated technology products, such as high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is also a leader in the supply of diazos and couplers to the paper and film industries. Specific end uses for these products include microfilm, blueprints and photo tooling of printed circuit boards.

We also provide organic intermediates and colorants. The color producing industry manufactures a wide assortment of products and Aceto is the supplier of choice to these producers of “color.” From textiles and plastics to inks and paints, our specialty colorant intermediates allow manufacturers to develop an endless rainbow of colorful possibilities.

Aceto’s agricultural protection products including herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. With business operations in nine countries, we distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries. We believe that we are currently one of the largest merchant buyers of pharmaceutical and performance chemicals for export from Asia, purchasing from over 500 different manufacturers in China and 200 manufacturers in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2012.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

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

Royalty Income

We have royalty agreements on certain products where third party pharmaceutical and agricultural protection companies market such products. We earn and collect royalty income based on percentages of net profits as defined in those agreements. Royalty income is included in net sales in our Consolidated Statements of Income.

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

As of June 30, 2012, we had current net deferred tax assets of $948 and non-current net deferred tax assets of $4,711.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

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

Results of Operations

Fiscal Year Ended June 30, 2012 Compared to Fiscal Year Ended June 30, 2011

	Net Sales by Segment Year ended June 30,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$105,249	23.7%	$69,856	16.9%	$35,393	50.7%
Pharmaceutical Ingredients	162,998	36.7	149,340	36.2	13,658	9.1
Performance Chemicals	176,141	39.6	193,232	46.9	(17,091)	(8.8)

Net sales	$444,388	100.0%	$412,428	100.0%	$31,960	7.7%

	Gross Profit by Segment Year ended June 30,

					Comparison 2012
	2012		2011		Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$29,932	28.4%	$15,534	22.2%	$14,398	92.7%
Pharmaceutical Ingredients	25,472	15.6	23,897	16.0	1,575	6.6
Performance Chemicals	26,628	15.1	26,407	13.7	221	0.8

Gross profit	$82,032	18.5%	$65,838	16.0%	$16,194	24.6%

Net Sales

Net sales increased $31,960, or 7.7%, to $444,388 for the year ended June 30, 2012, compared with $412,428 for the prior year.  We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments and a decrease in our Performance Chemicals segment.

Human Health

Net sales for the Human Health segment increased by $35,393 for the year ended June 30, 2012, to $105,249, which represents a 50.7% increase over net sales of $69,856 for the prior year due to $27,703 increase in sales of Rising products, where there was only six months of sales in the prior year, due to the acquisition of this subsidiary in December 2010. This increase in Human Health sales also relates to an increase in sales of domestic nutritional supplements of $4,869, due to new business development from existing customers and new projects from our pipeline.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $13,658 for the year ended June 30, 2012, to $162,998, which represents a 9.1% increase over net sales of $149,340 for the prior year. Overall, the domestic Pharmaceutical Ingredient group had an increase of $7,695, when compared to the prior period. This increase in domestic Pharmaceutical Ingredients sales is primarily related to an increase in sales of APIs due to the reorders of existing products.  In addition, the Pharmaceutical Ingredients  segment saw an increase in sales from our international operations of $5,963 over the prior year, particularly increases in sales of APIs and  pharmaceutical intermediates sold abroad, which represent key components used in the manufacture of certain drug products.

Performance Chemicals

Net sales for the Performance Chemicals segment were $176,141 for the year ended June 30, 2012, compared to $193,232 for the prior year, representing a $17,091 or 8.8% decrease. Sales of our domestic specialty chemicals increased $9,160 over the prior year, due primarily to a rise in sales of agricultural intermediates.  Our specialty chemicals business consists of a variety of products, customers and consuming markets, most of which is affected by current economic conditions.   As previously mentioned, the index for consumer durables, which impacts the specialty chemicals business grew at an annual rate of 4.7%.   This increase is offset by a decline of $5,768 in sales of specialty chemicals sold abroad, as well as a decline in agricultural protection products sales of $20,482, primarily due to glyphosate. Our entry into this market had proven to be much more challenging than had been expected.  As previously indicated, our future participation in the glyphosate market will likely only be on an opportunistic basis when our customers and Asian sourcing offers us an opportunity to be profitable and competitive in the U.S. domestic market. The decrease in agricultural protection products sales is offset in part by an increase in a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.

Gross Profit

Gross profit increased $16,194 to $82,032 (18.5% of net sales) for the year ended June 30, 2012, as compared to $65,838 (16.0% of net sales) for the prior year.

Human Health

Human Health’s gross profit of $29,932 for the year ended June 30, 2012 increased $14,398, or 92.7%, over the prior year. The gross margin increased to 28.4% for the year ended June 30, 2012 compared to 22.2% for the prior year.  The increase in gross profit and gross margin in the Human Health segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010. In addition, increase in gross margin was related to a rise in gross margin on our nutraceutical products due to product mix and increased prices in China on nutritional supplements which we were successful in passing through to our customers.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2012 for the Pharmaceutical Ingredients business increased by $1,575 or 6.6% over the prior year.  Gross margin of 15.6% was relatively consistent to gross margin of 16.0% for the prior year. The increase in gross profit is due to increased sales volume of our domestic products.

Performance Chemicals

Gross profit for the year ended June 30, 2012 increased by $221, or 0.8%, over the prior year.  Gross margin was 15.1% for the year ended June 30, 2012 compared to 13.7% for the prior year.  The increase in gross margin is attributable to our previous discussion on glyphosate, of which gross margin in the prior year was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also incurred decreased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $7,378, or 15.0%, to $56,666 for the year ended June 30, 2012 compared to $49,288 for the prior year. As a percentage of sales, SG&A increased to 12.8% for the year ended June 30, 2012 versus 12.0% for the prior year. On December 31, 2010, we acquired certain assets of Rising, thus we now have a full year of SG&A for this subsidiary, including amortization expense related to acquired intangible assets, compared to six months in the prior year. In addition, we recorded during fiscal 2012 approximately $884 of one-time costs associated with the separation of certain executive management employees, as well as $761 additional accrued contingent consideration related to the Rising acquisition.  We experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance. These increases in SG&A are offset in part by $1,060 of transaction costs related to the Rising acquisition, which was recorded in fiscal 2011.

Operating Income

Fiscal 2012 operating income was $25,366 compared to $16,550 in the prior year, an increase of $8,816 or 53.3%.  This increase was due to the overall increase in gross profit of $16,194 partially offset by an increase in SG&A of $7,378 from the prior year.

Interest Expense

Interest expense was $2,627 for the year ended June 30, 2012, an increase of $1,057 from the prior year. The increase is primarily due to interest expense on the bank loans that were incurred to partially finance the acquisition of certain assets of Rising. In the prior year, we had six months of interest expense related to this financing versus a full year in fiscal 2012.

Provision for Income Taxes

The effective tax rate for fiscal 2012 decreased to 31.4% from 47.1% for fiscal 2011.  The decrease in the effective tax rate was primarily due to an approximate $2,600 tax charge recorded in fiscal 2011 related to the repatriation of earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.  In fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation.  Without these adjustments, the effective tax rate would be 33.5% and 31.8%, respectively, in fiscal years 2012 and 2011.

Results of Operations

Fiscal Year Ended June 30, 2011 Compared to Fiscal Year Ended June 30, 2010

	Net Sales by Segment Year ended June 30,

					Comparison 2011
	2011		2010		Over/(Under) 2010
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$69,856	16.9%	$47,046	13.5%	$22,810	48.5%
Pharmaceutical Ingredients	149,340	36.2	136,454	39.4	12,886	9.4
Performance Chemicals	193,232	46.9	163,131	47.1	30,101	18.5

Net sales	$412,428	100.0%	$346,631	100.0%	$65,797	19.0%

	Gross Profit by Segment Year ended June 30,

					Comparison 2011
	2011		2010		Over/(Under) 2010
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$15,534	22.2%	$7,780	16.5%	$7,754	99.7%
Pharmaceutical Ingredients	23,897	16.0	22,071	16.2	1,826	8.3
Performance Chemicals	26,407	13.7	24,304	14.9	2,103	8.7

Gross profit	$65,838	16.0%	$54,155	15.6%	$11,683	21.6%

Net Sales

Net sales increased $65,797, or 19.0%, to $412,428 for the year ended June 30, 2011, compared with $346,631 for the prior year.  We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $22,810 for the year ended June 30, 2011, to $69,856, which represents a 48.5% increase over net sales of $47,046 for the prior year.  On December 31, 2010, we acquired certain assets of Rising, a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. We experienced sales of these products of $18,057, where there was no comparable amount in the prior year. In addition, the Human Health segment saw an increase in sales from our international operations over the prior year, particularly in Europe.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $12,886 for the year ended June 30, 2011, to $149,340, which represents a 9.4% increase over net sales of $136,454 for the prior year, due primarily to an increase in sales from our international operations, particularly in Europe.

Performance Chemicals

Net sales for the Performance Chemicals segment were $193,232 for the year ended June 30, 2011, compared to $163,131 for the prior year, representing a $30,101 or 18.5% increase. Sales of our chemicals used in surface coatings increased $8,187 from the prior year, as well as sales of agricultural, dye, pigment and miscellaneous  intermediates which together increased $6,704. In addition, sales of our polymer additives increased $3,254 from the prior year, as well as a rise in sales of dyes of $1,993 from the prior year. These four increases represent increased demand in sectors that are affected by general economic conditions. In March 2010, we acquired certain assets of Andrews Paper & Chemical, Co., Inc., a supplier of diazos and couplers to the paper, film, and electronics industries. Since there was only four months of sales in the prior year versus a full year in 2011, we experienced a sales increase of these products of $1,114. In addition, we experienced an increase in sales of performance chemicals from our international operations of $1,781, primarily in France. $7,762 of the increase in Performance Chemicals relates to our Agricultural Protection products, primarily glyphosate. However, our entry into this market has proven to be much more challenging than had been expected.  The increase in sales of Agricultural Protection products is also due in part to a wide-range insecticide that began selling in the third quarter of 2011, which is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and a new herbicide that also began selling in the third quarter of fiscal 2011, which is used primarily on grass, to control broadleaf weeds and on some crops, flowers and shrubs.  In addition, the increase in sales of our Agricultural Protection Products business is due to a rise in sales of an herbicide used on sugar cane.

Gross Profit

Gross profit increased $11,683 to $65,838 (16.0% of net sales) for the year ended June 30, 2011, as compared to $54,155 (15.6% of net sales) for the prior year.

Human Health

Human Health’s gross profit of $15,534 for the year ended June 30, 2011 increased $7,754, or 99.7%, over the prior year. The gross margin increased to 22.2% for the year ended June 30, 2011 compared to 16.5% for the prior year.  The increase in gross profit and gross margin in the Human Health segment primarily relates to Rising, certain assets of which we acquired on December 31, 2010.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2011 for the Pharmaceutical Ingredients business increased by $1,826 or 8.3% over the prior year.  Gross margin of 16.0% was relatively consistent to gross margin of 16.2% for the prior year. The increase in gross profit is due to increased sales volume in our international operations due predominantly to reorders of existing products.

Performance Chemicals

Gross profit for the year ended June 30, 2011 increased by $2,103, or 8.7%, over the prior year.  Gross margin was 13.7% for the year ended June 30, 2011 compared to 14.9% for the prior year.  The increase in the gross profit is due primarily to increased gross profit of $1,914 on sales of domestic specialty chemicals. The decrease in gross margin primarily relates to a decline in margin on products sold by our international operations, due primarily to unfavorable product mix on certain specialty chemicals.  Additionally, we have experienced price increases from some of our Asian suppliers, primarily China, due to inflationary pressure. Most of these price increases have been passed onto our customers, but not all. In addition, the decline in gross margin is attributable to the commencement of significant sales of our glyphosate product in the third quarter of fiscal 2010, the gross margin on which was lower than expected due to the difficult and crowded market conditions surrounding this commodity type product. We also recorded increased amortization expense related to product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2012, we had $24,862 in cash, of which $15,856 was outside the United States, $1,518 in short-term investments and $45,765 in long-term debt (including the current portion).  The $15,856 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2012 decreased $3,802 from the amount at June 30, 2011.  Operating activities for the year ended June 30, 2012 provided cash of $13,269 as compared to cash provided of $14,038 for the comparable 2011 period. The $13,269 was comprised of $16,981 in net income, $5,707 derived from adjustments for non-cash items and a net $9,419 decrease from changes in operating assets and liabilities. The non-cash items included $6,942 in depreciation and amortization expense, $1,598 of earnings on an equity investment in a joint venture and $1,168 in non-cash stock compensation expense. Trade accounts receivable decreased $5,711 during the year ended June 30, 2012 due to an improvement in days sales outstanding. Inventories increased by approximately $9,926 due primarily to an increase in inventories on hand for Rising as this subsidiary has launched several new products and as such, has built up stock for fiscal 2013 sales.   In addition, our Netherlands subsidiary as well as our German subsidiaries for both nutritional and pharmaceutical ingredients, have increased inventory on-hand due to anticipated first quarter sales. This rise in inventories is also due to purchases of domestic specialty chemicals, as a result of a ramp-up in orders for products expected to be shipped in fiscal 2013 as well as overall improvement in consumer durables, which has a direct effect on this business.  Other receivables decreased $1,446 due to payments received on royalties related to agricultural protection products as well as a decrease in value added taxes receivables in our German subsidiaries. Accrued expenses and other liabilities decreased $5,834 due to a decline in advance payments from customers.

Our cash position at June 30, 2011 decreased $2,186 from the amount at June 30, 2010.  Operating activities for the year ended June 30, 2011 provided cash of $14,038 as compared to a use of cash of $15,499 for the comparable 2010 period. The $14,038 was comprised of $8,968 in net income, $4,089 derived from adjustments for non-cash items and a net $981 increase from changes in operating assets and liabilities. The non-cash items included $5,502 in depreciation and amortization expense, $1,624 of earnings on an equity investment in a joint venture and $854 in non-cash stock compensation expense. Trade accounts receivable decreased $1,915 during the year ended June 30, 2011 due to an improvement in days sales outstanding. Inventories decreased by approximately $2,224 due primarily to the prior year in which the Company made advance purchases of Glyphosate, an Agricultural Protection Product, for sales that occurred in the fiscal 2011 growing season. This decrease in inventories is offset in part by purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products that shipped in fiscal 2012 as well as overall improvement in consumer durables, which has a direct affect on the Specialty Chemicals business.  Other receivables decreased $7,659 due primarily to a decrease in Value Added Tax (VAT) receivables in our European subsidiaries, primarily related to timing. Accounts payable increased by $2,473 due to timing of payments processed at the end of the year. Accrued expenses and other liabilities decreased $13,465 during the year ended June 30, 2011, due primarily to the decline in advance payments from customers and decrease in VAT for our foreign subsidiaries, particularly Germany. Our cash position at June 30, 2010 decreased $26,911 from the amount at June 30, 2009.  Operating activities for the year ended June 30, 2010 used cash of $15,499 as compared to cash provided by operations of $22,511 for the comparable 2009 period. The $15,499 was comprised of $6,581 in net income, $2,957 derived from adjustments for non-cash items and a net $25,037 decrease from changes in operating assets and liabilities. Trade accounts receivable increased $30,853 during the year ended June 30, 2010 due to an increase in sales during the fourth quarter of 2010 as compared to the fourth quarter of 2009. Inventories and accounts payable increased by approximately $23,069 and $16,206, respectively, due primarily to Agricultural Protection advance purchases of Glyphosate, for sales that occurred in the fiscal 2011 growing season.  Inventories and accounts payable have also increased related to purchases of domestic Specialty Chemicals, as a result of a ramp-up in orders for products shipped in the first and second quarters of fiscal 2011, as well as overall improvement in the economy during fiscal 2010.  Accrued expenses and other liabilities increased $16,347 during the year ended June 30, 2010, due primarily to advance payments from customers and an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany.

Investing activities for the year ended June 30, 2012 used cash of $42 primarily related to purchases of investments, property and equipment and intangible assets offset by sales of investments and distributions from a joint venture. We expect capital expenditures to approximate $1,200 during fiscal 2013. Investing activities for the year ended June 30, 2011 used cash of $69,200 primarily related to $64,211 payment for the net assets of Rising. In addition, $5,425 related to purchases of property and equipment and $2,053 for intangible assets.  Investing activities for the year ended June 30, 2010 used cash of $6,109 primarily related to purchases of property and equipment of $3,960, payments of $4,058 for intangible assets and $413 for net assets of business acquired, offset by payments of $1,025 received on notes receivable and $1,142 of distributions from a joint venture.

Financing activities for the year ended June 30, 2012 used cash of $15,295, primarily from $9,232 of bank loan repayments and the payment of dividends of $5,331.  In addition, the Company paid $1,500 of deferred consideration to the sellers of Rising. Financing activities for the year ended June 30, 2011 provided cash of $49,974 primarily from $50,500 of bank loans and $3,947 of proceeds from a mortgage, offset by the payment of dividends of $5,206. Financing activities for the year ended June 30, 2010 used cash of $2,441, primarily from the payment of $5,067 of dividends, offset by $1,714 of proceeds from the exercise of stock options and $550 related to bank loans.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At June 30, 2012, the Company had available lines of credit with foreign financial institutions totaling $8,378.   We are not subject to any financial covenants under these arrangements.

On December 31, 2010, we entered into a new Credit Agreement (the “Credit Agreement”) with two domestic financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2012, we borrowed Revolving Loans aggregating $11,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.25% at June 30, 2012.  The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  We borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2012, the remaining amount outstanding under the original amortizing Term Loan is $31,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.25% at June 30, 2012.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At June 30, 2012, we had utilized $42,199 in bank loans and letters of credit, leaving $28,801 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2012.

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

Working Capital Outlook

Working capital was $118,328 at June 30, 2012, versus $115,429 at June 30, 2011.  The increase in working capital was primarily attributable to the increase in net income. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,822 over the next fiscal year.

In connection with Arsynco, the Company could pay out approximately $1,900 in fiscal 2013, related to the environmental remediation obligation.

In accordance with the purchase agreement related to the Rising acquisition, $8,000 of deferred consideration is to be paid by Aceto over a four year period with annual installments of $1,500 not later than fifty-six days following each of the first three anniversaries of the closing date of the purchase and $3,500 not later than fifty-six days following the fourth anniversary of the closing date of the purchase. Accordingly, $1,500 was paid by us in February 2012.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2012, we had no significant obligations for capital expenditures.

At June 30, 2012, contractual cash obligations and other commercial commitments were as follows:

	Payments Due and/or Amount of Commitment (Expiration per Period)
	Total	Less than 1 year	1-3 Years	4-5 Years	After 5 years

Long-term debt obligations (a)	$45,765	$6,713	$18,394	$17,894	$2,764

Operating leases	5,136	1,439	2,126	1,266	305

Commercial letters of credit	199	199	-	-	-

Standby letters of credit	998	998	-	-	-

Unconditional purchase obligations	72,408	72,408	-	-	-

Total	$124,506	$81,757	$20,520	$19,160	$3,069

(a) Long-term debt obligations are comprised of various loans. Interest is not included in the above table as the majority of the debt is variable in nature. As of June 30, 2012, interest on these variable loans was 2.25%.

Other significant commitments and contingencies include the following:

1.
A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,822 through fiscal 2013, of which $242 has been accrued as of June 30, 2012.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2012 and June 30, 2011, a liability of $7,566 and $7,962, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2012 and June 30, 2011 is $3,405 and $3,583, respectively, which is included in the accompanying consolidated balance sheets.

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)” , which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The revised standard is effective for the Company in fiscal 2014 and early adoption is permitted. The adoption of ASU 2012 -02 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,518 at June 30, 2012.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2012, we had foreign currency contracts outstanding that had a notional amount of $52,668.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2012, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2012, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2012, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $9,618.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2012, is $427. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the three months ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2012, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2012, was effective.

Our internal control over financial reporting as of June 30, 2012, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Aceto Corporation’s internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2012 and 2011, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012 and our report dated September 7, 2012, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 7, 2012

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

Item 11.  Executive Compensation

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

Item 14.  Principal Accountant Fees and Services

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

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

3.17	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

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

10.4
1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

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

10.29	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.30	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.31
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.32	Notice to Douglas A. Roth dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 17, 2012).

10.33	Notice to Frank DeBenedittis dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 17, 2012).

10.34	Notice to Michael Feinman dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 17, 2012).

10.35	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.36*	First Amendment to Aceto Corporation 2010 Equity Participation Plan (effective as of June 12, 2012).

10.37*
Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.38*
Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.39*
Amendment No. 3, dated as of  May 3, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.40*
Amendment No. 4, dated as of  June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.41*
Amendment No. 5, dated as of  June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.42	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.43	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.44	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.45	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.46	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.47*	Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012.

10.48*	Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012.

10.49*	Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012.

10.50*	Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012.

10.51*	Change in Control Agreement by and between Aceto Corporation and Roger G. Weaving, Jr., dated as of July 2, 2012.

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	47

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2012 and 2011	48

Consolidated statements of income for the years ended June 30, 2012, 2011 and 2010	49

Consolidated statements of cash flows for the years ended June 30, 2012, 2011 and 2010	50

Consolidated statements of shareholders’ equity and comprehensive income for the years ended June 30, 2012, 2011 and 2010	51

Notes to consolidated financial statements	52

Schedules:

II - Valuation and qualifying accounts	78

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation
Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended June 30, 2012.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 7, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 7, 2012

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 AND 2011
(in thousands, except per-share amounts)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$24,862	$28,664
Investments	1,518	943
Trade receivables: less allowance for doubtful accounts (2012, $887; 2011; $682)	74,744	83,735
Other receivables	2,979	5,373
Inventory	84,687	77,433
Prepaid expenses and other current assets	2,231	1,720
Deferred income tax asset, net	948	747
Total current assets	191,969	198,615

Property and equipment, net	11,705	12,095
Property held for sale	3,752	3,752
Goodwill	33,495	33,625
Intangible assets, net	45,251	50,658
Deferred income tax asset, net	4,719	3,477
Other assets	8,389	9,443

TOTAL ASSETS	$299,280	$311,665

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,713	$6,247
Accounts payable	42,007	44,614
Accrued expenses	24,921	32,019
Deferred income tax liability	-	306
Total current liabilities	73,641	83,186

Long-term debt	39,052	48,750
Long-term liabilities	12,943	12,859
Environmental remediation liability	5,633	5,998
Deferred income tax liability	8	51
Total liabilities	131,277	150,844

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 26,937 and 26,644 shares issued; 26,937 and 26,620 shares outstanding at June 30, 2012 and 2011, respectively	269	266
Capital in excess of par value	64,071	62,329
Retained earnings	102,344	90,713
Treasury stock, at cost, 0 and 24 shares at June 30, 2012 and 2011, respectively	-	(230)
Accumulated other comprehensive income	1,319	7,743
Total shareholders’ equity	168,003	160,821

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$299,280	$311,665

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

	2012	2011	2010

Net sales	$444,388	$412,428	$346,631
Cost of sales	362,356	346,590	292,476
Gross profit	82,032	65,838	54,155

Selling, general and administrative expenses	56,666	49,288	44,717
Operating income	25,366	16,550	9,438

Other (expense) income:
Interest expense	(2,627)	(1,570)	(230)
Interest and other income, net	2,001	1,982	995
	(626)	412	765

Income before income taxes	24,740	16,962	10,203
Provision for income taxes	7,759	7,994	3,622
Net income	$16,981	$8,968	$6,581

Basic income per common share	$0.64	$0.35	$0.26

Diluted income per common share	$0.63	$0.34	$0.26

Weighted average shares outstanding:
Basic	26,587	25,906	24,979
Diluted	26,812	26,098	25,224

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands)

	2012	2011	2010

Operating activities:
Net income	$16,981	$8,968	$6,581
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	6,942	5,502	2,796
Provision for doubtful accounts	211	172	257
Non-cash stock compensation	1,168	854	1,043
Non-cash inventory write-down	-	-	859
Unrealized gain on trading securities	-	(140)	(1)
Deferred income taxes	(1,777)	(675)	(796)
Earnings on equity investment in joint venture	(1,598)	(1,624)	(1,201)
Contingent consideration	761	-	-
Changes in assets and liabilities:
Trade receivables	5,711	1,915	(30,853)
Other receivables	1,446	7,659	(2,960)
Inventory	(9,926)	2,224	(23,069)
Prepaid expenses and other current assets	(594)	500	(1,027)
Other assets	756	(325)	319
Accounts payable	(978)	2,473	16,206
Accrued expenses and other liabilities	(5,834)	(13,465)	16,347
Net cash provided by (used in) operating activities	13,269	14,038	(15,499)

Investing activities:
Payment for net assets of business acquired	-	(64,211)	(413)
Purchase of noncontrolling interest	-	-	(460)
Purchases of investments	(1,155)	(468)	-
Maturities of investments	-	-	215
Sales of investments	475	-	-
Distributions from joint venture	1,712	1,807	1,142
Payments received on notes receivable	350	750	1,025
Proceeds from sale of intangible assets	400	400	400
Payments for intangible assets	(726)	(2,053)	(4,058)
Purchases of property and equipment, net	(1,098)	(5,425)	(3,960)
Net cash used in investing activities	(42)	(69,200)	(6,109)

Financing activities:
Proceeds from exercise of stock options	620	616	1,714
Excess income tax benefit on stock option exercises and restricted stock	148	117	362
Payment of cash dividends	(5,331)	(5,206)	(5,067)
Payment of deferred consideration	(1,500)	-	-
Proceeds from mortgage	-	3,947	-
Borrowings of bank loans	-	65,050	550
Repayment of bank loans	(9,232)	(14,550)	-
Net cash (used in) provided by financing activities	(15,295)	49,974	(2,441)

Effect of foreign exchange rate changes on cash	(1,734)	3,002	(2,862)

Net decrease in cash and cash equivalents	(3,802)	(2,186)	(26,911)
Cash and cash equivalents at beginning of period	28,664	30,850	57,761
Cash and cash equivalents at end of period	$24,862	$28,664	$30,850

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive Income	Total
	Shares	Amount			Shares	Amount
Balance at June 30, 2009	25,644	$256	$56,767	$85,450	(873)	$(8,430)	$7,525	$141,568
Net income	-	-	-	6,581	-	-	-	6,581
Other comprehensive income:
Foreign currency translation Adjustments	-	-	-	-	-	-	(6,471)	(6,471)
Defined benefit plans, net of tax of $47	-	-	-	-	-	-	(101)	(101)
Comprehensive income:								9
Stock issued pursuant to employee stock incentive plans	-	-	(30)	-	10	99	-	69
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(642)	-	67	648	-	6
Dividends declared ($0.20 per share)	-	-	-	(5,073)	-	-	-	(5,073)
Share-based compensation	-	-	989	-	-	-	-	989
Exercise of stock options	-	-	(3,760)	-	567	5,474	-	1,714
Tax benefit from employee stock incentive plans	-	-	362	-	-	-	-	362
Balance at June 30, 2010	25,644	$256	$53,686	$86,958	(229)	($2,209)	$953	$139,644
Net income	-	-	-	8,968	-	-	-	8,968
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	7,120	7,120
Defined benefit plans, net of tax of $2	-	-	-	-	-	-	3	3
Change in fair value of interest rate swaps	-	-	-	-	-	-	(333)	(333)
Comprehensive income:								15,758
Stock issued pursuant to employee stock incentive plans	-	-	(33)	-	11	99	-	66
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(919)	-	96	931	-	12
Dividends declared ($0.20 per share)	-	-		(5,213)	-	-	-	(5,213)
Stock issued in connection with the Rising acquisition	1,000	10	8,990	-	-	-	-	9,000
Share-based compensation	-	-	821	-	-	-	-	821
Exercise of stock options	-	-	(333)	-	98	949	-	616
Tax benefit from employee stock incentive plans	-	-	117	-	-	-	-	117
Balance at June 30, 2011	26,644	$266	$62,329	$90,713	(24)	($230)	$7,743	$160,821
Net income	-	-	-	16,981	-	-	-	16,981
Other comprehensive income:
Foreign currency translation adjustments	-	-	-	-	-	-	(6,164)	(6,164)
Defined benefit plans, net of tax of $78	-	-	-	-	-	-	(166)	(166)
Change in fair value of interest rate swaps	-	-	-	-	-	-	(94)	(94)
Comprehensive income:								10,557
Stock issued pursuant to employee stock incentive plans	8	-	49	-	-	-	-	49
Issuance of restricted stock, including dividends and net of forfeitures	118	1	(220)	-	23	220	-	1
Dividends declared ($0.20 per share)	-	-	-	(5,350)	-	-	-	(5,350)
Share-based compensation	-	-	1,157	-	-	-	-	1,157
Exercise of stock options	167	2	608	-	1	10	-	620
Tax benefit from employee stock incentive plans	-	-	148	-	-	-	-	148
Balance at June 30, 2012	26,937	$269	$64,071	$102,344	-	-	$1,319	$168,003

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, regulatory support, quality assurance, marketing, sales and distribution of pharmaceutical intermediates and active ingredients, finished dosage form generics, nutraceutical products, agricultural protection products and specialty chemicals used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2012 is $91 of restricted cash.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2012 and 2011 are as follows:

	2012	2011
Cumulative foreign currency translation adjustments	$1,810	$7,974
Fair value of interest rate swaps	(427)	(333)
Defined benefit plans, net of tax	(64)	102
Total	$1,319	$7,743

The foreign currency translation adjustments for the year ended June 30, 2012 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

On September 6, 2012, the Company’s board of directors declared a regular quarterly dividend of $0.055 per share to be distributed on September 28, 2012 to shareholders of record as of September 17, 2012.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2012, 2011 and 2010:

	2012	2011	2010

Weighted average shares outstanding	26,587	25,906	24,979

Dilutive effect of stock options and restricted stock awards and units	225	192	245

Diluted weighted average shares outstanding	26,812	26,098	25,224

There were 1,340, 1,475 and 1,702 common equivalent shares outstanding as of June 30, 2012, 2011 and 2010, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

The components of property and equipment were as follows:

	June 30, 2012	June 30, 2011	Estimated useful life (years)
Machinery and equipment	$933	$1,047	3-7
Leasehold improvements	586	500	Shorter of asset life or lease term
Computer equipment and software	3,555	3,414	3-5
Furniture and fixtures	1,993	2,026	5-10
Automobiles	198	203	3
Building	8,512	8,059	20
Land	1,995	2,042	-
	17,772	17,291
Accumulated depreciation and amortization	6,067	5,196
	$11,705	$12,095

Property held for sale represents land and land improvements of $3,752 at June 30, 2012 and 2011.  See Note 8, “Environmental Remediation” for further discussion on property held for sale

Depreciation and amortization of property and equipment amounted to $1,317, $1,034 and $798 for the years ended June 30, 2012, 2011, and 2010 respectively.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(3) Business Combinations

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. This acquisition was an extension of the Company’s business model which will provide customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, the Company has been able to expand its direct involvement in the pharmaceutical distribution space through greater global awareness of its capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

The purchase was approximately $73,317 which was comprised of the issuance of 1,000 shares of Aceto common stock, valued at $9,000, cash payment of approximately $58,817 and approximately $5,500 liability subsequently paid to Rising to satisfy bulk sales tax obligation. The purchase agreement also calls for $8,000 of deferred consideration to be paid by Aceto over a four year period with annual installments of $1,500 not later than fifty-six days following each of the first three anniversaries of the Closing Date and $3,500 not later than fifty-six days following the fourth anniversary of the Closing Date. In addition, the agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, deprecation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2012, the Company has accrued $1,779 related to this contingent consideration. In the fourth quarter of fiscal 2012, the Company recorded additional contingent consideration of $761, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Income for the fiscal year ended June 30, 2012. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The purchase price was allocated to intangible assets as follows:  approximately $31,739 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $32,500 of product rights, amortizable over a period of seven to fourteen years; approximately $5,100 of license agreements, amortizable over six years; approximately $3,900 of customer relationships, amortizable over eleven years; and approximately $1,700 of trademarks, amortizable over a period of four years.  Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill acquired was allocated to the Human Health reportable segment.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

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

 (4) Investments

A summary of short-term investments was as follows:

	June 30, 2012		June 30, 2011
	Fair Value	Cost Basis	Fair Value	Cost Basis
Trading securities
Corporate equity securities	$-	$-	$475	$14

Held to Maturity Investments
Time deposits	1,518	1,518	468	468
	$1,518		$943

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains on trading securities were $0, $140, and $1 for fiscal 2012, 2011 and 2010, respectively.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

     Level 2 –   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

     Level 3 –   Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2012 the Company had foreign currency contracts outstanding that had a notional amount of $52,668. Unrealized (losses) gains on hedging activities for the years ended June 30, 2012, 2011, and 2010, amounted to ($560), $160 and ($981), respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2012, is $427. The remaining balance of this derivative as of June 30, 2012 is $15,500. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of June 30, 2012, the Company had $1,779 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed in December 2010. The contingent consideration was calculated using the present value of a probability weighted income approach. As of June 30, 2011, the Company had $974 of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Andrews Paper & Chemical, Co., Inc., which was completed during fiscal 2010 and the acquisition of Rising, which was completed in December 2010. The contingent consideration was calculated using the present value of a probability weighted income approach. The changes in contingent consideration relates to the settlement of $68 for Andrews Paper & Chemical, Co., Inc., accrued interest expense of $112 for the Rising contingent consideration and additional contingent consideration of $761 for the Rising acquisition, recorded in the fourth quarter of fiscal 2012.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2012 and 2011:

	Fair Value Measurements at June 30, 2012 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$814	-	$814

Investments:
Time deposits	-	1,518	-	1,518

Foreign currency contracts-assets (1)	-	138	-	138
Foreign currency contracts-liabilities (2)	-	661	-	661
Derivative liability for interest rate swap (3)	-	427	-	427
Contingent consideration (3)	-	-	$1,779	1,779

(1)   Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2012.
(2)   Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2012.
(3)   Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2012.

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$467	-	$467

Investments:
Trading securities	$475	-	-	475
Time deposits	-	468	-	468

Foreign currency contracts-assets (4)	-	547	-	547
Foreign currency contracts-liabilities (5)	-	352	-	352
Derivative liability for interest rate swap (6)	-	333	-	333
Contingent consideration (7)	-	-	$974	974

(4)   Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2011.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(5)   Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2011.
(6)   Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2011.
(7)   $68 included in “Accrued expenses” and $906 included in Long-term liabilities in the accompanying Consolidated Balance Sheet as of June 30, 2011.

(6)  Goodwill and Other Intangible Assets

As of June 30, 2012 and June 30, 2011, there was goodwill of $33,495 and $33,625, respectively, of which $31,739 relates to the Rising acquisition, which is part of the Human Health reportable segment and the remainder relates to the Pharmaceutical Ingredients reportable segment.  In fiscal 2012, the change in goodwill is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Intangible assets subject to amortization as of June 30, 2012 and 2011 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2012

Customer relationships	$7,226	$3,435	$3,791
Trademarks	1,700	729	971
Product rights and related intangibles	33,221	4,105	29,116
License agreements	5,938	1,789	4,149
EPA registrations and related data	11,535	5,285	6,250
Technology-based intangibles	155	52	103
	$59,775	$15,395	$44,380

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2011

Customer relationships	$7,624	$3,415	$4,209
Trademarks	1,700	243	1,457
Product rights and related intangibles	32,846	1,446	31,400
License agreements	5,938	863	5,075
EPA registrations and related data	11,576	4,171	7,405
Technology-based intangibles	155	30	125
	$59,839	$10,168	$49,671

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

As of June 30, 2012 and June 30, 2011, the Company also had $871 and $987, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.  The changes in trademarks with indefinite lives and the change in the gross carrying value of customer relationships are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

Amortization expense for intangible assets subject to amortization amounted to $5,625, $4,468 and $1,998 for the years ended June 30, 2012, 2011 and 2010, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2013 through June 30, 2018 are as follows:  2013: $5,618; 2014: $5,618; 2015: $5,590; 2016: $5,532; 2017: $5,208 and 2018 and thereafter: $16,814.

 (7) Accrued Expenses

The components of accrued expenses as of June 30, 2012 and 2011 were as follows:

	2012	2011
Accrued compensation	$6,043	$4,892
Accrued environmental remediation costs-current portion	1,933	1,964
Customers advance payments	58	5,044
Reserve for price concessions	5,633	4,506
Other accrued expenses	11,254	15,613
	$24,921	$32,019

Aceto does not generally require advance payments of its customers. The balance of customer advance payments as of June 30, 2011 primarily relates to one customer in which the Company required this customer to partially finance the inventory costs of one of its agricultural protection products.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2012 and June 30, 2011, a liability of $7,566 and $7,962, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2012 and June 30, 2011 is $3,405 and $3,583, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

(9) Debt

Long-term debt

	June 30,
	2012	2011

Revolving bank loans	$11,000	$14,050
Term bank loans	31,000	37,000
Mortgage	3,765	3,947
	45,765	54,997
Less current portion	6,713	6,247
	$39,052	$48,750

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two domestic financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2012, the Company borrowed Revolving Loans aggregating $11,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.25% at June 30, 2012.  The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2012, the remaining amount outstanding under the original amortizing Term Loan is $31,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.25% at June 30, 2012.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

As such, the Company has classified $6,500 of the Term Loan as short-term in the consolidated balance sheet at June 30, 2012. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $199 and $145 as of June 30, 2012 and June 30, 2011, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2012.

The Company has available lines of credit with foreign financial institutions. At June 30, 2012, the Company had available lines of credit with foreign financial institutions totaling $8,378.   In June 2011, the Company drew down $50 from these lines of credit, leaving an available balance of $20,423. The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at a fixed rate of 5.5% at June 30, 2012 and LIBOR plus 0.75% in prior years, which was 0.94% and 1.10% at June 30, 2011 and 2010, respectively.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $42,000 in bank loans and $199 in letters of credit leaving an unused facility of $37,179 at June 30, 2012.  At June 30, 2011 the Company had $51,050 in bank loans and $145 in letters of credit leaving an unused facility of $49,278.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2013	$6,713
2014	7,697
2015	10,697
2016	17,697
2017	197
Thereafter	2,764
$45,765

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

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

In fiscal years 2012 and 2011, the Company granted 217 and 240, stock options, respectively, to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the 2010 Plan.  These options vest over three years and have a term of ten years from the date of grant.

As of June 30, 2012, there were 674, 39 and 28 shares of common stock available for grant under the 2010, 2007 and 2002 Plans, respectively.

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
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

The following summarizes the shares of common stock under options for all plans at June 30, 2012, 2011 and 2010, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2009	2,903	$7.74
Granted	-	-
Exercised	(567)	3.02
Forfeited (including cancelled options)	(423)	10.59
Balance at June 30, 2010	1,913	$8.51
Granted	240	7.76
Exercised	(98)	6.28
Forfeited (including cancelled options)	(96)	9.82
Balance at June 30, 2011	1,959	$8.46
Granted	217	6.10
Exercised	(168)	4.33
Forfeited (including cancelled options)	(193)	9.68
Balance at June 30, 2012	1,815	$8.47	$2,177
Options exercisable at June 30, 2012	1,472	$8.87	$1,390

The total intrinsic value of stock options exercised during the years ended June 30, 2012, 2011 and 2010 was approximately
$690, $178 and $1,373, respectively.   At June 30, 2012, outstanding options had expiration dates ranging from December 2012 to December 2021.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2012, 2011 and 2010, restricted stock awarded and premium shares vested of 8, 11, and 10 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $49, $66 and $69, respectively.  The related non-cash compensation expense related to the vesting of premium shares during the year was $11, $33 and $54 in fiscal 2012, 2011 and 2010, respectively.  Additionally, non-cash compensation expense of $333, $186 and $360 was recorded in fiscal 2012, 2011 and 2010, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. Included in the years ended June 30, 2012 and June 30, 2011 stock-based compensation expense for stock options was approximately $11 and $54, respectively, related to the modification of certain stock options. As of June 30, 2012, the total unrecognized compensation cost related to option awards is $589.

The following summarizes the non-vested stock options at June 30, 2012 and the activity with respect to non-vested options for the year ended June 30, 2012:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2011	235	$2.88
Granted	217	2.07
Vested	(79)	2.88
Forfeited	(30)	2.74
Non-vested at June 30, 2012	343	$2.38

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

There were no stock options granted during fiscal 2010. The per-share weighted-average fair value of stock options granted during 2012 and 2011 was $2.07 and $2.88, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011

Expected life	5.7 years	5.7 years
Expected volatility	48.1%	48.8%
Risk-free interest rate	1.59%	1.95%
Dividend yield	3.24%	2.58%

During the year ended June 30, 2012, the Company granted 103 shares of restricted common stock to its employees that vest over three years and 38 shares of restricted common stock to its non-employee directors, which vest over one year.  In addition, the Company also issued a target grant of 49 performance-vested restricted stock units, which grant could be as much as 73 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the years ended June 30, 2012, 2011 and  2010, the Company recorded non-cash stock-based compensation expense of approximately $824, $635, and $629, respectively,  which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $1,163 at June 30, 2012 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.6 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2012, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	170	$7.80
Granted	195	6.34
Vested	(69)	7.98
Forfeited	(20)	7.24
Non-vested at June 30, 2012	276	$6.76

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)
(11)  Interest and Other Income

Interest and other income during fiscal 2012, 2011 and 2010 was comprised of the following:

	2012	2011	2010
Dividends	$139	$208	$123
Interest	184	154	258
Net gain on investments	-	140	1
Foreign government subsidies received	41	41	28
Joint venture equity earnings	1,598	1,624	1,201
Foreign currency (losses) gains	(74)	(215)	(634)
Miscellaneous income	113	30	18
	$2,001	$1,982	$995

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2012	2011	2010
Domestic operations	$16,418	$7,039	$3,581
Foreign operations	8,322	9,923	6,622
	$24,740	$16,962	$10,203

The components of the provision for income taxes are as follows:

	2012	2011	2010
Federal:
Current	$6,533	$5,342	$2,101
Deferred	(1,476)	(561)	(763)
State and local:
Current	716	634	314
Deferred	(277)	(162)	(62)
Foreign:
Current	2,287	2,693	2,003
Deferred	(24)	48	29
	$7,759	$7,994	$3,622

Income taxes payable, which is included in accrued expenses, was $800 and $1,240 at June 30, 2012 and 2011, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2012 and 2011 are presented below:

	2012	2011
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$302	$370
Accrued deferred compensation	2,429	2,001
Accrual for acquisition costs not currently deductible	337	350
Accrual for sales deductions not currently deductible	1,528	1,174
Additional inventoried costs for tax purposes	255	176
Allowance for doubtful accounts receivable	134	81
Depreciation and amortization	1,438	549
Accrual for payments to former senior management and other personnel related costs	159	194
Contingent consideration	489	-
Domestic net operating loss carryforwards	200	220
Foreign net operating loss carryforwards	965	1,283
Total gross deferred tax assets	8,236	6,398
Valuation allowances	(946)	(1,019)
	7,290	5,379

Deferred tax liabilities:
Foreign deferred tax liabilities	(8)	(357)
Unrealized gain on investments	-	(178)
Goodwill	(1,457)	(622)
Installment gain on sale of assets	-	(136)
Other	(166)	(219)
Total gross deferred tax liabilities	(1,631)	(1,512)

Net deferred tax assets	$5,659	$3,867

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2012 and 2011:

	2012	2011
Current deferred tax assets, net	$948	$747
Non-current deferred tax assets, net	4,719	3,477
Current deferred tax liabilities	-	(306)
Non current deferred tax liabilities	(8)	(51)
Net deferred tax assets	$5,659	$3,867

The net change in the total valuation allowance for the year ended June 30, 2012 was a decrease of $73. The net change in the total valuation allowance for the year ended June 30, 2011 was an increase of $65.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2012, the Company will need to generate future taxable income of approximately $14,900.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $81,400 at June 30, 2012 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the year ended June 30, 2011.   The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities is not practical to calculate because of the complexity of this hypothetical calculation.  In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2012, 2011 and 2010 follows:

	2012	2011	2010
Federal statutory tax rate	35.0%	35.0%	34.0%
State and local taxes, net of federal income tax benefit	3.0	2.4	2.1
Decrease (increase) in valuation allowance	0.2	(0.4)	0.5
Foreign tax rate differential	(3.0)	(4.4)	(3.1)
Impact of repatriation of non-US earnings	(2.1)	15.3	-
Other	(1.7)	(0.8)	2.0
Effective tax rate	31.4%	47.1%	35.5%

At June 30, 2012, the Company had utilizable foreign net operating loss carryforwards of approximately $600 which are available to offset future foreign taxable income and which have no expiration date.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The total accrual for interest and penalties related to uncertain tax positions was $0 June 30, 2012 and June 30, 2011. The Company did not recognize interest and penalties during the years ended June 30, 2012 and June 30, 2011.  The Company recognized interest and penalties of $5 related to income taxes during the year ended June 30, 2010. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2009 (in the case of certain foreign tax returns, fiscal year 2007).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(13)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2012, 2011 and 2010 was as follows:

	2012	2011	2010
Interest	$2,628	$1,570	$230
Income taxes, net of refunds	$9,402	$8,307	$4,666

In connection with the acquisition of Rising, the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2011. The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2011 and 2010 of $400 and $2,189, respectively, related to data filed with the United States Environmental Protection Agency.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company’s annual contribution per employee, which is at management’s discretion, is based on a percentage of the employee’s compensation. The Company’s provision for these defined contribution plans amounted to $1,698, $1,168 and $1,052 in fiscal 2012, 2011 and 2010, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  The accrued pension liability as of June 30, 2012 was $1,138.  The accrued pension liability as of June 30, 2011 was $982.   Net periodic pension costs, which consists principally of interest cost and service cost was $51 in fiscal 2012, $54 in fiscal 2011 and $56 in fiscal 2010.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 4.1%, 5.3% and 5.2% and a compensation increase rate of 1.5%, 1.3% and 0.8% were used in determining the actuarial present value of benefit obligations as of June 30, 2012, 2011 and 2010, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

As of June 30, 2012, the Company recorded a liability under the Plans of $3,437 (of which $2,494 is included in long-term liabilities and $943 is included in accrued expenses) and an asset (included in other assets) of $3,086, primarily representing the cash surrender value of policies owned by the Company.  As of June 30, 2011, the Company recorded a liability under the Plans of $3,494 (of which $2,894 is included in long-term liabilities and $600 is included in accrued expenses) and an asset (included in other assets) of $3,606, primarily representing the cash surrender value of policies owned by the Company.

(15) Financial Instruments

Derivative Financial Instruments

The Company is exposed to credit losses in the event of non-performance by the financial institutions, who are the counterparties, on its future foreign currency contracts.  The Company anticipates, however, that the financial institutions will be able to fully satisfy their obligations under the contracts.  The Company does not obtain collateral to support financial instruments, but monitors the credit standing of the financial institutions.

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $199 and $145 as of June 30, 2012 and 2011, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance.   At June 30, 2011, one customer accounted for 12% of trade receivables.

No single product or customer accounted for as much as 10% of net sales in fiscal 2012, 2011 or 2010.

During the fiscal years ended June 30, 2012, 2011 and 2010, approximately 69%, 70% and 72%, respectively, of the Company’s purchases came from Asia and approximately 13%, 18% and 18%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $48,606 and $42,369, respectively at June 30, 2012.  Net assets located in Europe and Asia approximated $51,995 and $40,782, respectively at June 30, 2011.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(16) Commitments, Contingencies and Other Matters

As of June 30, 2012, the Company has outstanding purchase obligations totaling $72,408 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation has commenced in fiscal 2010, and as of June 30, 2012 and June 30, 2011, a liability of $7,566 and $7,962, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2012 and June 30, 2011 is $3,405 and $3,583, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,822 through fiscal 2013, of which $242 and $600 has been accrued as of June 30, 2012 and June 30, 2011, respectively.

The Company leases office facilities in the United States, the Netherlands, Germany, France and Singapore expiring at various dates between December 2012 and December 2017.

At June 30, 2012, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2013	$1,439
2014	1,234
2015	892
2016	633
2017	633
Thereafter	305
$5,136

Total rental expense amounted to $992, $1,562 and $1,840 for fiscal 2012, 2011 and 2010, respectively.

(17) Related Party Transactions

The Company has purchased inventory and incurred product development costs from a company that is partially owned by two of its executive officers. In addition, Aceto purchases product development costs from an affiliate of this company that is partially owned by the two executive officers. Payments to these two related companies approximated $3,082 and $1,326 in fiscals 2012 and 2011, respectively.

One director of the Company is affiliated with a law firm that served as legal counsel to the Company on various corporate matters.  During fiscal 2012, 2011 and 2010, the Company incurred legal fees of $3, $195 and $162, respectively, for services rendered to the Company by this law firm.  In addition, a former director under his capacity as a board member was affiliated with a law firm that served as legal counsel to the Company on various corporate matters.  During fiscal 2011 and 2010, the Company incurred legal fees of $32 and $243, respectively, for services rendered to the Company by this law firm. The Company believes that the fees charged by both of these firms were at rates comparable to rates obtainable from other firms for similar services. The Company does not expect to utilize the services of these law firms in the future.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

During fiscal 2012 and 2011, the Company purchased inventory from its joint venture in the amount of $2,554 and $2,332, respectively.

(18) Other Recent Accounting Pronouncements

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

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)” , which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The revised standard is effective for the Company in fiscal 2014 and early adoption is permitted. The adoption of ASU 2012 -02 is not expected to have a material impact on the Company’s consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

(19) Segment Information

The Company’s business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.  In fiscal 2012, the Company reconfigured and renamed its three business segments to more accurately reflect the scope of its business activities. As such, the Company has recasted the segment information as if the composition of its reportable segments had existed in the prior periods presented.

Human Health - includes finished dosage form generic drugs and nutraceutical products.

Pharmaceutical Ingredients – includes pharmaceutical intermediates and active pharmaceutical ingredients (APIs).

Performance Chemicals - The Performance Chemicals segment is made up of two product groups: Specialty Chemicals and Agriculture Protection Products. Specialty chemicals includes a variety of chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals. In addition, Aceto is a supplier of diazos and couplers to the paper, film and electronics industries.

Agricultural Protection Products includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. The Agricultural Protection Products segment also includes a sprout inhibitor for potatoes and an herbicide for sugar cane.

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

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2012
Net sales	$105,249	$162,998	$176,141	$-	$444,388
Gross profit	29,932	25,472	26,628	-	82,032
Income before income taxes	11,683	8,066	10,570	(5,579)	24,740

2011
Net sales	$69,856	$149,340	$193,232	$-	$412,428
Gross profit	15,534	23,897	26,407	-	65,838
Income before income taxes	2,898	7,294	10,198	(3,428)	16,962

2010
Net sales	$47,046	$136,454	$163,131	$-	$346,631
Gross profit	7,780	22,071	24,304	-	54,155
Income before income taxes	982	4,657	8,229	(3,665)	10,203

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2012, 2011 AND 2010
(in thousands, except per-share amounts)

Net sales and gross profit by source country for the years ended June 30, 2012, 2011 and 2010 were as follows:

	Net Sales			Gross Profit
	2012	2011	2010	2012	2011	2010
United States	$289,630	$260,686	$216,687	$58,733	$42,472	$33,139
Germany	82,600	78,044	68,121	14,303	14,353	13,038
Netherlands	13,738	15,451	14,377	1,706	1,712	1,894
France	33,143	32,718	24,553	3,885	3,560	2,585
Asia-Pacific	25,277	25,529	22,893	3,405	3,741	3,499
Total	$444,388	$412,428	$346,631	$82,032	$65,838	$54,155

Sales generated from the United States to foreign countries amounted to $37,892, $26,775 and $27,999 for the fiscal years ended June 30, 2012, 2011 and 2010, respectively.

Long-lived assets by geographic region as of June 30, 2012 and June 30, 2011 were as follows:

	Long-lived assets
	2012	2011
United States	$85,650	$90,955
Europe	2,388	2,779
Asia-Pacific	2,413	2,644
Total	$90,451	$96,378

(20)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2012 and 2011.

	For the quarter ended
Fiscal year ended June 30, 2012	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net sales	$101,317	$110,707	$121,415	$110,949
Gross profit	18,519	20,644	22,155	20,714
Net income	3,033	4,588	5,379	3,981

Net income per diluted share	$0.11	$0.17	$0.20	$0.15

	For the quarter ended
Fiscal year ended June 30, 2011	September 30, 2010	December 31, 2010 (1)	March 31, 2011	June 30, 2011
Net sales	$87,660	$85,683	$117,881	$121,204
Gross profit	13,287	13,123	19,432	19,996
Net income (loss)	2,797	(1,169)	3,846	3,494

Net income (loss) per diluted share	$0.11	$(0.05)	$0.14	$0.13

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

                Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2012, 2011 and 2010 (dollars in thousands)
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2012
Allowance for doubtful accounts	$682	$211	-	$6	(a)	$887
Year ended June 30, 2011
Allowance for doubtful accounts	$1,098	$172	-	$588	(a)	$682
Year ended June 30, 2010
Allowance for doubtful accounts	$976	$257	-	$135	(a)	$1,098

(a)  Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By	/s/ Albert L. Eilender
Albert L. Eilender Chairman and Chief Executive Officer

Date: September 7, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Albert L. Eilender	Chairman and Chief Executive Officer (Principal Executive Officer)	09-07-12
Albert L. Eilender

/s/Douglas Roth	Assistant Secretary/Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer)	09-07-12
Douglas Roth

/s/ Salvatore Guccione	Chief Operating Officer, President and Director	09-07-12
Salvatore Guccione

/s/Robert Wiesen	Director	09-07-12
Robert Wiesen

/s/Hans C. Noetzli	Director	09-07-12
Hans C. Noetzli

/s/William N. Britton	Director	09-07-12
William Britton

/s/ Richard P. Randall	Director	09-07-12
Richard P. Randall

/s/ Natasha Giordano	Director	09-07-12
Natasha Giordano

EXHIBIT INDEX

Exhibit Number	Description

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

3.17	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

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

10.4
1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

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

10.29	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.30	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.31
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.32	Notice to Douglas A. Roth dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 17, 2012).

10.33	Notice to Frank DeBenedittis dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 17, 2012).

10.34	Notice to Michael Feinman dated January 10, 2012 regarding non-renewal of employment agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated January 17, 2012).

10.35	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.36*	First Amendment to Aceto Corporation 2010 Equity Participation Plan (effective as of June 12, 2012).

10.37*
Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.38*
Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.39*
Amendment No. 3, dated as of May 3, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.40*
Amendment No. 4, dated as of June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.41*
Amendment No. 5, dated as of June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders.

10.42	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.43	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.44	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.45	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.46	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.47*	Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012.

10.48*	Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012.

10.49*	Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012.

10.50*	Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012.

10.51*	Change in Control Agreement by and between Aceto Corporation and Roger G. Weaving, Jr., dated as of July 2, 2012.

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.