Form 10-Q
period 2012-09-30
ACETO CORP
filed 2012-11-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
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

Yes ☐  No ☒

The registrant had 27,184,665 shares of common stock outstanding as of November 6, 2012.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,343	$24,862
Investments	581	1,518
Trade receivables, less allowance for doubtful accounts (Sept, $867; June, $887)	76,795	74,744
Other receivables	2,390	2,979
Inventory	85,700	84,687
Prepaid expenses and other current assets	2,795	2,231
Deferred income tax asset, net	998	948
Total current assets	193,602	191,969

Property and equipment, net	11,755	11,705
Property held for sale	3,752	3,752
Goodwill	33,515	33,495
Intangible assets, net	43,830	45,251
Deferred income tax asset, net	4,741	4,719
Other assets	8,849	8,389

TOTAL ASSETS	$300,044	$299,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,964	$6,713
Accounts payable	37,988	42,007
Accrued expenses	21,948	24,921
Total current liabilities	66,900	73,641

Long-term debt	41,253	39,052
Long-term liabilities	12,988	12,943
Environmental remediation liability	5,259	5,633
Deferred income tax liability	17	8
Total liabilities	126,417	131,277

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 27,163 and 26,937 shares issued and outstanding at September 30, 2012 and June 30, 2012, respectively	272	269
Capital in excess of par value	65,322	64,071
Retained earnings	105,677	102,344
Accumulated other comprehensive income	2,356	1,319
Total shareholders’ equity	173,627	168,003

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$300,044	$299,280

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	September 30,
	2012	2011

Net sales	$111,748	$101,317
Cost of sales	90,243	82,798
Gross profit	21,505	18,519

Selling, general and administrative expenses	13,892	13,569
Operating income	7,613	4,950

Other income (expense):
Interest expense	(546)	(755)
Interest and other income, net	555	544
	9	(211)

Income before income taxes	7,622	4,739
Income tax provision	2,802	1,706
Net income	$4,820	$3,033

Net income per common share	$0.18	$0.11
Diluted net income per common share	$0.18	$0.11

Weighted average shares outstanding:
Basic	26,805	26,476
Diluted	27,229	26,635

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three Months Ended September 30,
	2012	2011

Net income	$4,820	$3,033

Other comprehensive income:
Foreign currency translation adjustments	1,042	(2,656)
Change in fair value of interest rate swaps	(5)	(176)

Comprehensive income	$5,857	$201

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended September 30,
	2012	2011
Operating activities:
Net income	$4,820	$3,033
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,725	1,729
Provision for doubtful accounts	37	17
Non-cash stock compensation	444	281
Deferred income taxes	(64)	(87)
Unrealized loss on trading securities	-	65
Earnings on equity investment in joint venture	(324)	(619)
Changes in assets and liabilities:
Trade accounts receivable	(1,597)	16,603
Other receivables	618	1,113
Inventory	(484)	1,562
Prepaid expenses and other current assets	(548)	(538)
Other assets	(37)	(126)
Accounts payable	(4,273)	(11,064)
Accrued expenses and other liabilities	(3,259)	(6,056)
Net cash (used in) provided by operating activities	(2,942)	5,913

Investing activities:
Purchases of investments	(32)	(471)
Maturities of investments	-	505
Sales of investments	1,002	-
Payments received on notes receivable	-	260
Purchases of property and equipment, net	(327)	(114)
Payments for intangible assets	(171)	(117)
Net cash provided by investing activities	472	63

Financing activities:
Payment of cash dividends	(1,477)	-
Proceeds from exercise of stock options	576	21
Excess tax benefit on stock option exercises and restricted stock	158	9
Repayment of bank loans	(1,548)	(1,600)
Borrowings of bank loans	4,000	-
Net cash provided by (used in) financing activities	1,709	(1,570)

Effect of exchange rate changes on cash	242	(884)

Net (decrease) increase in cash	(519)	3,522
Cash at beginning of period	24,862	28,664
Cash at end of period	$24,343	$32,186

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2012.

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

During fiscal year 2012, the Company granted 217 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the three months ended September 30, 2012 and 2011 was $83 and $73, respectively. As of September 30, 2012, the total unrecognized compensation cost related to option awards is $496.

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

September 30, 2011

Expected life	5.7 years
Expected volatility	48.10%
Risk-free interest rate	1.59%
Dividend yield	3.24%

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were no stock options granted in the three months ended September 30, 2012.

During the three months ended September 30, 2012, the Company granted 120 shares of restricted common stock to its employees that vest over three years. In addition, the Company also issued a target grant of 84 performance-vested restricted stock units, which grant could be as much as 126 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three months ended September 30, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $358 and $204, respectively, related to restricted common stock and restricted stock units. As of September 30, 2012, the total unrecognized compensation cost related to restricted stock awards and units is $2,711.

(3)  Common Stock

On September 6, 2012, the Company’s board of directors declared a regular quarterly dividend of $0.055 per share which was paid on September 28, 2012 to shareholders of record as of September 17, 2012.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2012	2011

Weighted average shares outstanding	26,805	26,476
Dilutive effect of stock options and restricted stock awards and units	424	159

Diluted weighted average shares outstanding	27,229	26,635

There were 587 and 1,779 common equivalent shares outstanding as of September 30, 2012 and 2011, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

(5) Debt

Long-term debt

	September 30, 2012	June 30, 2012

Revolving bank loans	$15,000	$11,000
Term bank loans	29,500	31,000
Mortgage	3,717	3,765
	48,217	45,765
Less current portion	6,964	6,713
	$41,253	$39,052

Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two domestic financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2012, the Company borrowed Revolving Loans aggregating $15,000, which loans are Adjusted LIBOR Loans at interest rates ranging from 2.19% to 3.25% at September 30, 2012.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2012, the remaining amount outstanding under the original amortizing Term Loan is $29,500 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.13% at September 30, 2012.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

As such, the Company has classified $6,750 of the Term Loan as short-term in the consolidated balance sheet at September 30, 2012. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $117 and $199 as of September 30, 2012 and June 30, 2012, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company obtained a waiver of its consolidated domestic debt service coverage ratio covenant from its financial institutions for the quarter ended September 30, 2012.

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

On October 29, 2012, a lawsuit was filed in the United Kingdom by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. While the impact of the resolution of the matter, including any legal and other associated costs, on the Company’s consolidated results of operations in a particular reporting period is not known at this time, after a detailed review and careful analysis of the allegations, AACC strongly denies the allegations, believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation commenced in fiscal 2010, and as of September 30, 2012 and June 30, 2012, a liability of $7,192 and $7,566, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF paid $550 related to past response costs and will pay a proportionate share of the future remediation costs. Accordingly, the Company recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2012 and June 30, 2012 is $3,237 and $3,405, respectively, which is included in the accompanying condensed consolidated balance sheets.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with its agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,047 through fiscal 2013, of which $121 and $242 has been accrued as of September 30, 2012 and June 30, 2012, respectively.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2012 the Company had foreign currency contracts outstanding that had a notional amount of $73,346. Unrealized losses on hedging activities for the three months ended September 30, 2012 and 2011 was $61 and $439, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at September 30, 2012, is $432. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of September 30, 2012 and June 30, 2012, the Company had $1,841 and $1,779, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2012 and June 30, 2012:

	Fair Value Measurements at September 30, 2012 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$818	-	$818

Investments:
Time deposits	-	581	-	581

Foreign currency contracts-assets (1)	-	100	-	100

Foreign currency contracts-liabilities (2)	-	163	-	163

Derivative liability for interest rate swap (3)	-	432	-	432

Contingent consideration (3)	-	-	$1,841	1,841

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012.
(2)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2012.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2012 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$814	-	$814

Investments:
Time deposits	-	1,518	-	1,518

Foreign currency contracts-assets (4)	-	138	-	138

Foreign currency contracts-liabilities (5)	-	661	-	661

Derivative liability for interest rate swap (6)	-	427	-	427

Contingent consideration (6)	-	-	$1,779	1,779

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(5)           Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(6)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8)  Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in this first quarter of fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company adopted ASU 2011-08 at the beginning of fiscal 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

(9)  Segment Information

The Company’s business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.  In fiscal 2012, the Company reconfigured and renamed its three business segments to more accurately reflect the scope of its business activities. As such, the Company has recasted the segment information as if the composition of its reportable segments had existed in the prior period presented.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three Months Ended September 30, 2012 and 2011:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2012
Net sales	$26,409	$40,608	$44,731	$-	$111,748
Gross profit	8,103	6,576	6,826	-	21,505
Income before income taxes	3,119	2,553	3,085	(1,135)	7,622

2011
Net sales	$22,753	$42,309	$36,255	$-	$101,317
Gross profit	6,591	6,772	5,156	-	18,519
Income before income taxes	2,551	2,880	1,590	(2,282)	4,739

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2012 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month periods ended September 30, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2012.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2012, and the related consolidated statements of income, shareholders’ equity and comprehensive income and cash flows for the year then ended (not presented herein); and in our report dated September 7, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 9, 2012

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2012 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $111,748 for the three months ended September 30, 2012, which represents a 10.3% increase from the $101,317 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2012 was $21,505 and our gross margin was 19.3% as compared to gross profit of $18,519 and gross margin of 18.3% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the three months ended September 30, 2012 remained relatively consistent at $13,892 from $13,569 which we reported in the prior period.  Our net income increased to $4,820, or $0.18 per diluted share, compared to net income of $3,033, or $0.11 per diluted share in the prior period.

Our financial position as of September 30, 2012 remains strong, as we had cash and cash equivalents and short-term investments of $24,924, working capital of $126,702 and shareholders’ equity of $173,627.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals. In fiscal 2012, we reconfigured and renamed our three business segments to more accurately reflect the scope of its business activities. As such, we recasted the segment information as if the composition of our reportable segments had existed in the prior period presented.

Products that fall within our Human Health segment include finished dosage form generic drugs and nutraceutical products. On December 31, 2010, we acquired certain assets of Rising. This acquisition was a natural extension of our successful business model which provides customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical distribution space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

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

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased dramatically, both domestically and internationally. We supply APIs to the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the ANDA for FDA approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto, at all times, has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards adhered to by their current commercial products.

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

Aceto is a supplier of chemicals to ecofriendly technologies, which are critical in protecting and enhancing the world’s ecology.

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

According to an October 16, 2012 Federal Reserve Statistical Release, in the third quarter of calendar year 2012, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, declined at an annual rate of 7.4%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world. Over the past several years, we have successfully brought numerous products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 29, 2012, the total crop acreage planted in 2012 increased by 3.4% to 326 million acres.  The number of peanut acres planted in 2012 was up almost 34% from 2011 levels while sugarcane acreage harvested increased approximately 2.2% from 2011. In addition, the potato acreage harvested in 2012 was relatively consistent to the 2011 level.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2012 and 2011.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2012, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions relating to critical accounting estimates and policies that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and other indefinite-lived intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

Since June 30, 2012, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

	Net Sales by Segment Three months ended September 30,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$26,409	23.6%	$22,753	22.4%	$3,656	16.1%
Pharmaceutical Ingredients	40,608	36.4	42,309	41.8	(1,701)	(4.0)
Performance Chemicals	44,731	40.0	36,255	35.8	8,476	23.4

Net sales	$111,748	100.0%	$101,317	100.0%	$10,431	10.3%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2012
	2012		2011		Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$8,103	30.7%	$6,591	29.0%	$1,512	22.9%
Pharmaceutical Ingredients	6,576	16.2	6,772	16.0	(196)	(2.9)
Performance Chemicals	6,826	15.3	5,156	14.2	1,670	32.4

Gross profit	$21,505	19.2%	$18,519	18.3%	$2,986	16.1%

Net Sales

Net sales increased $10,431, or 10.3%, to $111,748 for the three months ended September 30, 2012, compared with $101,317 for the prior period.  We reported sales increases in our Human Health and Performance Chemicals business segments offset by a decrease in sales of Pharmaceutical Ingredients.

Human Health

Net sales for the Human Health segment increased by $3,656 for the three months ended September 30, 2012, to $26,409, which represents a 16.1% increase over net sales of $22,753 for the prior period, largely driven by new generic product launches at Rising.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment were $40,608 for the three months ended September 30, 2012, a decrease of $1,701 or 4.0% from net sales of $42,309 for the prior period.  The primary reason for the decline in sales of this business relates to a $5,081 drop in sales of intermediates, which represent key components used in the manufacture of certain drug products. This decrease in sales is offset in part by a $3,024 increase in sales of domestic APIs, due primarily to reorders of existing products.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $44,731 for the three months ended September 30, 2012, an increase of $8,476, or 23.4%, from net sales of $36,255 for the prior period.  Sales of our specialty chemicals increased $3,296 over the prior year, due primarily to a rise in sales of agricultural intermediates. Our Performance Chemicals also experienced an increase in sales of our agricultural protection products, primarily sales of our sprout inhibitor products, which are utilized on potato crops and sales of an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses. In addition, we had an increase in sales of a broad-spectrum systemic herbicide used to terminate weeds.

Gross Profit

Gross profit increased to $21,505 (19.2% of net sales) for the three months ended September 30, 2012, as compared to $18,519 (18.3% of net sales) for the prior period.

Human Health

Human Health gross profit increased to $8,103 for the three months ended September 30, 2012 when compared to the prior period of $6,591. The gross margin increased to 30.7%, for the three months ended September 30, 2012 compared to 29.0% for the prior period. The increase in gross profit in the Human Health segment primarily relates to increased sales volume of Rising products. The increase in gross margin is attributable to favorable product mix on nutritional supplements sold abroad, primarily in our German operations.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $6,576 for the three months ended September 30, 2012 was $196 or 2.9% lower than the prior period, due primarily to the decline in sales of pharmaceutical intermediates.  The gross margin at 16.2% for the three months ended September 30, 2012 was relatively consistent to the prior period’s gross margin of 16.0%.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $6,826 for the three months ended September 30, 2012, versus $5,156 for the prior period, an increase of $1,670 or 32.4%.  Gross margin for the quarter increased to 15.3% compared to the prior period gross margin of 14.2%. The increase in gross profit is related to sales volume increase in sales of agricultural intermediates, as well as three agricultural protection products, which were previously discussed.

Selling, General and Administrative Expenses

SG&A increased $323 or 2.4%, to $13,892 for the three months ended September 30, 2012 compared to $13,569 for the prior period.  As a percentage of sales, SG&A decreased to 12.4% for the three months ended September 30, 2012 versus 13.4% for the prior period. The primary reason for the increase in SG&A is due to increased research and development expenses related to certain Rising products. In addition, the Company recorded during the three months ended September 30, 2011, approximately $884 of one-time costs associated with the separation of certain executive management employees.

Operating Income

For the three months ended September 30, 2012, operating income was $7,613 compared to $4,950 in the prior period, an increase of $2,663 or 53.8%.  This increase was due to the overall increase in gross profit of $2,986 offset by the increase in SG&A of $323 from the comparable prior period.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2012 was 36.8% versus 36% for the prior period. The increase in the effective tax rate was primarily due to the expected mix of profits from higher tax rate jurisdictions in fiscal 2013.

Liquidity and Capital Resources

Cash Flows

At September 30, 2012, we had $24,343 in cash and cash equivalents, of which $19,742 was outside the United States, $581 in short-term investments and $48,217 in long-term debt (including the current portion).  Working capital was $126,702 at September 30, 2012 versus $118,328 at June 30, 2012.  The $19,742 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2012 decreased $519 from the amount at June 30, 2012.  Operating activities for the three months ended September 30, 2012 used cash of $2,942, for this period, as compared to cash provided by operations of $5,913 for the comparable period. The $2,942 was comprised of $4,820 in net income and $1,818 derived from adjustments for non-cash items less a net $9,580 decrease from changes in operating assets and liabilities. The non-cash items included $1,725 in depreciation and amortization expense, $324 of earnings on an equity investment in a joint venture and $444 in non-cash stock compensation expense. Trade accounts receivable increased $1,597 during the three months ended September 30, 2012, due to a slight increase in days sales outstanding, from June 30, 2012.  Accounts payable decreased by $4,273 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities decreased $3,259 due primarily to a decrease in accrued compensation as fiscal 2012 performance award payments were made in September 2012. Our cash position at September 30, 2011 increased $3,522 from the amount at June 30, 2011.  Operating activities for the three months ended September 30, 2011 provided cash of $5,913, for this period, as compared to cash provided by operations of $2,634 for the comparable period. The $5,913 was comprised of $3,033 in net income, $1,386 derived from adjustments for non-cash items and a net $1,494 increase from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2012 provided cash of $472, primarily related to sales of investments of $1,002 less payments for intangible assets and property and equipment of $498. Investing activities for the three months ended September 30, 2011 provided cash of $63 primarily related to purchases and maturities of investments.

Financing activities for the three months ended September 30, 2012 provided cash of $1,709 primarily from $4,000 of bank borrowings offset by $1,548 of repayments of bank borrowings and $1,477 of payment of cash dividends.  Financing activities for the three months ended September 30, 2011 used cash of $1,570 primarily from $1,600 of bank loan repayments.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $8,564, as of September 30, 2012. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two domestic financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2012, the Company borrowed Revolving Loans aggregating $15,000, which loans are Adjusted LIBOR Loans at interest rates ranging from 2.19% to 3.25% at September 30, 2012.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2012, the remaining amount outstanding under the original amortizing Term Loan is $29,500 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.13% at September 30, 2012.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At September 30, 2012, we had utilized $44,617 in bank loans and letters of credit, leaving $24,883 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We obtained a waiver of our consolidated domestic debt service coverage ratio covenant from our financial institutions for the quarter ended September 30, 2012.

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

Working Capital Outlook

Working capital was $126,702 at September 30, 2012 versus $118,328 at June 30, 2012. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,047 over the next fiscal year.

In connection with Arsynco, the Company could pay out approximately $1,900 in fiscal 2013, related to the environmental remediation obligation.

In accordance with the purchase agreement related to the Rising acquisition, $8,000 of deferred consideration is to be paid by Aceto over a four year period with annual installments of $1,500 not later than fifty-six days following each of the first three anniversaries of the closing date of the purchase and $3,500 not later than fifty-six days following the fourth anniversary of the closing date of the purchase. Accordingly, $1,500 has been included in accrued expenses and is to be paid in February 2013.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in this first quarter of fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company adopted ASU 2011-08 at the beginning of fiscal 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $581 at September 30, 2012.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2012, we had foreign currency contracts outstanding that had a notional amount of $73,346.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2012, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2012, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of September 30, 2012, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,297.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2012, is $432. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2012, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2012.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2012 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2012 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE	November 9, 2012	BY	/s/ Albert L. Eilender
Albert L. Eilender, Chairman and Chief Executive Officer
(Principal Executive Officer)

DATE	November 9, 2012	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)