Form 10-Q
period 2012-12-31
ACETO CORP
filed 2013-02-08
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
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

Yes ☐  No ☒

The registrant had 27,326,237 shares of common stock outstanding as of February 4, 2013.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2012

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,326	$24,862
Investments	1,549	1,518
Trade receivables, less allowance for doubtful accounts (Dec, $880; June, $887)	77,918	74,744
Other receivables	3,982	2,979
Inventory	97,373	84,687
Prepaid expenses and other current assets	2,314	2,231
Deferred income tax asset, net	1,027	948
Total current assets	209,489	191,969

Property and equipment, net	11,848	11,705
Property held for sale	3,752	3,752
Goodwill	33,541	33,495
Intangible assets, net	42,475	45,251
Deferred income tax asset, net	4,695	4,719
Other assets	9,647	8,389

TOTAL ASSETS	$315,447	$299,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,197	$6,713
Accounts payable	43,982	42,007
Accrued expenses	26,973	24,921
Total current liabilities	78,152	73,641

Long-term debt	40,454	39,052
Long-term liabilities	12,475	12,943
Environmental remediation liability	5,096	5,633
Deferred income tax liability	9	8
Total liabilities	136,186	131,277

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 27,297 and 26,937 shares issued and outstanding at December 31, 2012 and June 30, 2012, respectively	273	269
Capital in excess of par value	66,625	64,071
Retained earnings	108,680	102,344
Accumulated other comprehensive income	3,683	1,319
Total shareholders’ equity	179,261	168,003

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$315,447	$299,280

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Six Months Ended
	December 31,
	2012	2011

Net sales	$225,704	$212,024
Cost of sales	183,491	172,861
Gross profit	42,213	39,163

Selling, general and administrative expenses	27,988	27,097
Operating income	14,225	12,066

Other income (expense):
Interest expense	(1,078)	(1,411)
Interest and other income, net	1,573	1,248
	495	(163)

Income before income taxes	14,720	11,903
Income tax provision	5,387	4,282
Net income	$9,333	$7,621

Net income per common share	$0.35	$0.29
Diluted net income per common share	$0.34	$0.29

Weighted average shares outstanding:
Basic	26,882	26,520
Diluted	27,272	26,686

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	December 31,
	2012	2011

Net sales	$113,956	$110,707
Cost of sales	93,248	90,063
Gross profit	20,708	20,644

Selling, general and administrative expenses	14,096	13,528
Operating income	6,612	7,116

Other income (expense):
Interest expense	(532)	(656)
Interest and other income, net	1,018	704
	486	48

Income before income taxes	7,098	7,164
Income tax provision	2,585	2,576
Net income	$4,513	$4,588

Net income per common share	$0.17	$0.17
Diluted net income per common share	$0.17	$0.17

Weighted average shares outstanding:
Basic	26,959	26,565
Diluted	27,316	26,737

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income	$9,333	$7,621	$4,513	$4,588

Other comprehensive income:
Foreign currency translation adjustments	2,311	(4,841)	1,269	(2,185)
Change in fair value of interest rate swaps	53	(103)	58	73

Comprehensive income	$11,697	$2,677	$5,840	$2,476

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended December 31,
	2012	2011
Operating activities:
Net income	$9,333	$7,621
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,475	3,460
Provision for doubtful accounts	30	140
Non-cash stock compensation	906	598
Deferred income taxes	(52)	(243)
Earnings on equity investment in joint venture	(1,217)	(1,331)
Changes in assets and liabilities:
Investments-trading securities	-	475
Trade accounts receivable	(2,118)	4,965
Other receivables	(761)	1,423
Inventory	(11,279)	(3,328)
Prepaid expenses and other current assets	(64)	(120)
Other assets	76	607
Accounts payable	1,332	(4,847)
Accrued expenses and other liabilities	2,388	(4,336)
Net cash provided by operating activities	2,049	5,084

Investing activities:
Purchases of investments	(1,050)	(76)
Sales of investments	1,029	-
Payments received on notes receivable	-	269
Purchases of property and equipment, net	(765)	(545)
Payments for intangible assets	(192)	(609)
Net cash used in investing activities	(978)	(961)

Financing activities:
Payment of cash dividends	(2,977)	-
Proceeds from exercise of stock options	1,124	122
Excess tax benefit on stock option exercises and restricted stock	332	20
Payment of deferred consideration	(1,470)	-
Repayment of bank loans	(5,114)	(3,149)
Borrowings of bank loans	7,000	-
Net cash used in financing activities	(1,105)	(3,007)

Effect of exchange rate changes on cash	498	(1,538)

Net increase (decrease) in cash	464	(422)
Cash at beginning of period	24,862	28,664
Cash at end of period	$25,326	$28,242

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statements of Cash Flows during the six months ended December 31, 2011 of $2,661 related to dividends declared but not paid.

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

(2)  Stock-Based Compensation

At the annual meeting of shareholders of the Company, held on December 6, 2012, the Company’s shareholders approved the amended and restated Aceto Corporation 2010 Equity Participation Plan (the “Plan”).  Under the Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees, non-employee directors and consultants of the Company, including the chief executive officer, chief financial officer and other named executive officers.  The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the Plan will not exceed, in the aggregate, 5,250 shares.

During fiscal year 2012, the Company granted 217 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the six months ended December 31, 2012 and 2011 was $163 and $171, respectively and $80 and $98 for the three months ended December 31, 2012 and 2011, respectively. As of December 31, 2012, the total unrecognized compensation cost related to option awards is $408.

In order to determine the fair value of stock options on the date of grant, the Company uses the Black-Scholes option-pricing model, including an estimate of forfeiture rates.  Inherent in this model are assumptions related to expected stock-price volatility, risk-free interest rate, expected life and dividend yield.  The Company uses an expected stock-price volatility assumption that is a combination of both historical volatility, calculated based on the daily closing prices of its common stock over a period equal to the expected life of the option and implied volatility, utilizing market data of actively traded options on Aceto’s common stock, which are obtained from public data sources. The Company believes that the historical volatility of the price of its common stock over the expected life of the option is a reasonable indicator of the expected future volatility and that implied volatility takes into consideration market expectations of how future volatility might differ from historical volatility. Accordingly, the Company believes a combination of both historical and implied volatility provides the best estimate of the future volatility of the market price of its common stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted in fiscal year 2012 were estimated based on the following weighted average assumptions:

Six months ended December 31, 2011

Expected life	5.7 years
Expected volatility	48.10%
Risk-free interest rate	1.59%
Dividend yield	3.24%

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were no stock options granted in the six months ended December 31, 2012.

During the six months ended December 31, 2012, the Company granted 120 shares of restricted common stock to its employees that vest over three years and 25 shares of restricted common stock to its non-employee directors, which vest over one year. In addition, the Company also issued a target grant of 84 performance-vested restricted stock units, which grant could be as much as 126 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2012, the Company recorded stock-based compensation expense of approximately $378 and $736, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2011, the Company recorded stock-based compensation expense of approximately $216 and $420, respectively, related to restricted common stock and restricted stock units. As of December 31, 2012, the total unrecognized compensation cost related to restricted stock awards and units is approximately $2,565.

(3)  Common Stock

On February 7, 2013, the Company's board of directors declared a regular quarterly dividend of $0.055 per share to be distributed on March 26, 2013 to shareholders of record as of March 15, 2013.

On December 6, 2012, the Company's board of directors declared a regular quarterly dividend of $0.055 per share which was paid on December 28, 2012 to shareholders of record as of December 17, 2012.

On September 6, 2012, the Company's board of directors declared a regular quarterly dividend of $0.055 per share which was paid on September 28, 2012 to shareholders of record as of September 17, 2012.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011

Weighted average shares outstanding	26,882	26,520	26,959	26,565
Dilutive effect of stock options and restricted stock awards and units	390	166	357	172
Diluted weighted average shares outstanding	27,272	26,686	27,316	26,737

There were 576 and 1,732 common equivalent shares outstanding as of December 31, 2012 and 2011, respectively, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive. There were 565 and 1,685 common equivalent shares outstanding as of December 31, 2012 and 2011, respectively, that were not included in the calculation of diluted income per common share for the three months ended December 31, 2012 and 2011, respectively, because their effect would have been anti-dilutive.

(5) Debt

Long-term debt

	December 31, 2012	June 30, 2012

Revolving bank loans	$16,000	$11,000
Term bank loans	28,000	31,000
Mortgage	3,651	3,765
	47,651	45,765
Less current portion	7,197	6,713
	$40,454	$39,052

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2012, the Company borrowed Revolving Loans aggregating $16,000, which loans are Adjusted LIBOR Loans at interest rates ranging from 2.06% to 3.25% at December 31, 2012.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2012, the remaining amount outstanding under the original amortizing Term Loan is $28,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at December 31, 2012.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $7,000 of the Term Loan as short-term in the consolidated balance sheet at December 31, 2012. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $65 and $199 as of December 31, 2012 and June 30, 2012, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at December 31, 2012.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $8,400 and $10,200.  Remediation commenced in fiscal 2010, and as of December 31, 2012 and June 30, 2012, a liability of $7,028 and $7,566, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. In accordance with the contract, BASF paid $550 related to past response costs and will pay a proportionate share of the future remediation costs. Accordingly, the Company recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2012 and June 30, 2012 is $3,163 and $3,405, respectively, which is included in the accompanying condensed consolidated balance sheets.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.  However, management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with its agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,129 through fiscal 2014, of which $121 and $242 has been accrued as of December, 2012 and June 30, 2012, respectively.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At December 31, 2012 the Company had foreign currency contracts outstanding that had a notional amount of $70,752. Unrealized gains (losses) on hedging activities for the six months ended December 31, 2012 and 2011 was $381 and ($866), respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at December 31, 2012, is $374. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

As of December 31, 2012 and June 30, 2012, the Company had $1,904 and $1,779, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2012 and June 30, 2012:

	Fair Value Measurements at December 31, 2012 Using

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total

Cash equivalents:
Time deposits	-	$826	-	$826

Investments:
Time deposits	-	1,549	-	1,549

Foreign currency contracts-assets (1)	-	584	-	584

Foreign currency contracts-liabilities (2)	-	188	-	188

Derivative liability for interest rate swap (3)	-	374	-	374

Contingent consideration (3)	-	-	$1,904	1,904

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2012.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2012 Using

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total

Cash equivalents:
Time deposits	-	$814	-	$814

Investments:
Time deposits	-	1,518	-	1,518

Foreign currency contracts-assets (4)	-	138	-	138

Foreign currency contracts-liabilities (5)	-	661	-	661

Derivative liability for interest rate swap (6)	-	427	-	427

Contingent consideration (6)	-	-	$1,779	1,779

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(5)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(6)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8)  Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board  (the “FASB”)  issued Accounting Standards Update  (“ASU”) 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in this first quarter of fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued ASU 2012-04, "Technical Corrections and Improvements.”  ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on the Company’s consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Six Months Ended December 31, 2012 and 2011:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2012
Net sales	$56,260	$80,393	$89,051	$-	$225,704
Gross profit	17,010	12,047	13,156	-	42,213
Income (loss) before income taxes	7,371	3,638	5,381	(1,670)	14,720

2011
Net sales	$50,061	$80,957	$81,006	$-	$212,024
Gross profit	15,062	12,469	11,632	-	39,163
Income (loss) before income taxes	6,846	3,949	4,091	(2,983)	11,903

Three Months Ended December 31, 2012 and 2011:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2012
Net sales	$29,851	$39,785	$44,320	$-	$113,956
Gross profit	8,907	5,471	6,330	-	20,708
Income (loss) before income taxes	4,252	1,085	2,296	(535)	7,098

2011
Net sales	$27,308	$38,648	$44,751	$-	$110,707
Gross profit	8,471	5,697	6,476	-	20,644
Income (loss) before income taxes	4,295	1,069	2,501	(701)	7,164

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2012 and the related condensed consolidated statements of income, comprehensive income, and cash flows for the three-month and six-month periods ended December 31, 2012 and 2011 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2012.  These interim financial statements are the responsibility of the Company’s management.

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
February 8, 2013

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

Executive Summary

We are reporting net sales of $225,704 for the six months ended December 31, 2012, which represents a 6.5% increase from the $212,024 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2012 was $42,213 and our gross margin was 18.7% as compared to gross profit of $39,163 and gross margin of 18.5% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the six months ended December 31, 2012 increased to $27,988 from $27,097 which we reported in the prior period.  Our net income increased to $9,333, or $0.34 per diluted share, compared to net income of $7,621, or $0.29 per diluted share in the prior period.

Our financial position as of December 31, 2012 remains strong, as we had cash and cash equivalents and short-term investments of $26,875, working capital of $131,337 and shareholders’ equity of $179,261.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals. In fiscal 2012, we reconfigured and renamed our three business segments to more accurately reflect the scope of our business activities. As such, we recasted the segment information as if the composition of our reportable segments had existed in the prior period presented.

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

According to a January 16, 2013 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2012, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, rose at an annual rate of 8.9%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2012 and 2011.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

	Net Sales by Segment Six months ended December 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$56,260	24.9%	$50,061	23.6%	$6,199	12.4%
Pharmaceutical Ingredients	80,393	35.6	80,957	38.2	(564)	(0.7)
Performance Chemicals	89,051	39.5	81,006	38.2	8,045	9.9

Net sales	$225,704	100.0%	$212,024	100.0%	$13,680	6.5%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$17,010	30.2%	$15,061	30.1%	$1,949	12.9%
Pharmaceutical Ingredients	12,047	15.0	12,470	15.4	(423)	(3.4)
Performance Chemicals	13,156	14.8	11,632	14.4	1,524	13.1

Gross profit	$42,213	18.7%	$39,163	18.5%	$3,050	7.8%

Net Sales

Net sales increased $13,680, or 6.5%, to $225,704 for the six months ended December 31, 2012, compared with $212,024 for the prior period.  We reported sales increases in our Human Health and Performance Chemicals business segments offset by a decrease in sales of Pharmaceutical Ingredients.

Human Health

Net sales for the Human Health segment increased by $6,199 for the six months ended December 31, 2012, to $56,260, which represents a 12.4% increase over net sales of $50,061 for the prior period, largely driven by new generic product launches at Rising, offset by a reduction in domestic sales of nutritional products due to lower than expected orders of existing products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment were relatively flat at $80,393 for the six months ended December 31, 2012, when compared to the $80,957 for the prior period.  Even though sales were consistent to the prior period, we experienced a decline of $1,926 in sales of intermediates, which represent key components used in the manufacture of certain drug products, which were sold in the United States. This decrease in sales is offset by a $1,909 increase in sales of APIs sold abroad.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $89,051 for the six months ended December 31, 2012, an increase of $8,045, or 9.9%, from net sales of $81,006 for the prior period.  Sales of our specialty chemicals sold internationally increased $1,994 over the prior year, primarily in Singapore and France.  Our Performance Chemicals also experienced an increase in sales of our agricultural protection products, primarily sales of our sprout inhibitor products, which are utilized on potato crops and sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.  In addition, we had an increase in sales of a broad-spectrum herbicide.

Gross Profit

Gross profit increased to $42,213 (18.7% of net sales) for the six months ended December 31, 2012, as compared to $39,163 (18.5% of net sales) for the prior period.

Human Health

Human Health gross profit increased to $17,010 for the six months ended December 31, 2012 when compared to the prior period of $15,061. The gross margin remained consistent at 30.2% for the six months ended December 31, 2012 compared to 30.1% for the prior period. The increase in gross profit in the Human Health segment primarily relates to increased sales volume of Rising products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $12,047 for the six months ended December 31, 2012 was $423 or 3.4% lower than the prior period, due primarily to the decline in sales of pharmaceutical intermediates.  The gross margin at 15.0% for the six months ended December 31, 2012 was relatively consistent to the prior period’s gross margin of 15.4%.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $13,156 for the six months ended December 31, 2012, versus $11,632 for the prior period, an increase of $1,524 or 13.1%.  The gross margin at 14.8% for the six months ended December 31, 2012 was relatively flat compared to the prior period’s gross margin of 14.4%. The increase in gross profit is related to sales volume increase in sales of agricultural protection products.

Selling, General and Administrative Expenses

SG&A increased $891 or 3.3%, to $27,988 for the six months ended December 31, 2012 compared to $27,097 for the prior period.  As a percentage of sales, SG&A decreased to 12.4% for the six months ended December 31, 2012 versus 12.8% for the prior period. The primary reason for the increase in SG&A is due to increased research and development expenses related to certain Rising products. In addition, the Company recorded during the six months ended December 31, 2011, approximately $884 of one-time costs associated with the separation of certain executive management employees.

Operating Income

For the six months ended December 31, 2012, operating income was $14,225 compared to $12,066 in the prior period, an increase of $2,159 or 17.9%.  This increase was due to the overall increase in gross profit of $3,050 offset by the increase in SG&A of $891 from the comparable prior period.

Interest Expense

Interest expense was $1,078 for the six months ended December 31, 2012, a decrease of $333 from the prior period. The decrease is primarily due to lower average loan balance outstanding as of December 31, 2012 versus December 31, 2011, as well as a lower Adjusted LIBOR rate during the period.

Interest and Other Income, Net

Interest and other income, net was $1,573 for the six months ended December 31, 2012, which represents an increase of $325 from $1,248 in the prior period, mainly due to an increase in foreign exchange gains.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2012 was 36.6% versus 36.0% for the prior period. The increase in the effective tax rate was primarily due to the expected mix of profits from higher tax rate jurisdictions in fiscal 2013.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

	Net Sales by Segment Three months ended December 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$29,851	26.2%	$27,308	24.7%	$2,543	9.3%
Pharmaceutical Ingredients	39,785	34.9	38,648	34.9	1,137	2.9
Performance Chemicals	44,320	38.9	44,751	40.4	(431)	(1.0)

Net sales	$113,956	100.0%	$110,707	100.0%	$3,249	2.9%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2012
	2012		2011		Over/(Under) 2011
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$8,907	29.8%	$8,471	31.0%	$436	5.1%
Pharmaceutical Ingredients	5,471	13.8	5,697	14.7	(226)	(4.0)
Performance Chemicals	6,330	14.3	6,476	14.5	(146)	(2.3)

Gross profit	$20,708	18.2%	$20,644	18.6%	$64	0.3%

Net Sales

Net sales increased $3,249, or 2.9%, to $113,956 for the three months ended December 31, 2012, compared with $110,707 for the prior period.  We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments offset by a decrease in sales of Performance Chemicals.

Human Health

Net sales for the Human Health segment increased by $2,543 for the three months ended December 31, 2012, to $29,851, which represents a 9.3% increase over net sales of $27,308 for the prior period, largely driven by new generic product launches at Rising, offset by a reduction in domestic sales of nutritional products due to lower than expected orders of existing products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment were $39,785 for the three months ended December 31, 2012, an increase of $1,137 or 2.9% from net sales of $38,648 for the prior period.  There were increases in both API and intermediates, realized by our international locations, particularly Germany. These increases were partially offset by weaker sales in our domestic operations.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased slightly to $44,320 for the three months ended December 31, 2012, a decrease of $431, or 1.0%, from net sales of $44,751 for the prior period.  Sales of our specialty chemicals decreased $635 over the prior year, due primarily to a decline in sales of agricultural intermediates. Overall, domestic sales of specialty chemicals were down from the prior year due partly to Hurricane Sandy that occurred at the end of October, 2012, whereby companies experienced a temporary pull back on production.

Gross Profit

Gross profit increased to $20,708 (18.2% of net sales) for the three months ended December 31, 2012, as compared to $20,644 (18.6% of net sales) for the prior period.

Human Health

Human Health gross profit increased to $8,907 for the three months ended December 31, 2012 when compared to the prior period of $8,471. The gross margin decreased to 29.8%, for the three months ended December 31, 2012 compared to 31.0% for the prior period. The increase in gross profit in the Human Health segment primarily relates to increased sales volume of Rising products. The decrease in gross margin is attributable to an unfavorable product mix on certain Rising products and a decrease in royalty income of approximately $308.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $5,471 for the three months ended December 31, 2012 was $226 or 4.0% lower than the prior period. The gross margin for the three months ended December 31, 2012 declined to 13.8% from the prior period’s gross margin of 14.7% due primarily to unfavorable product mix on certain APIs sold from our international operations.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $6,330 for the three months ended December 31, 2012, versus $6,476 for the prior period, a decrease of $146 or 2.3%.  Gross margin for the quarter decreased slightly to 14.3% compared to the prior period gross margin of 14.5%. The decrease in gross profit is related to overall unfavorable product mix on a variety of agricultural protection products.

Selling, General and Administrative Expenses

SG&A increased $568 or 4.2%, to $14,096 for the three months ended December 31, 2012 compared to $13,528 for the prior period.  As a percentage of sales, SG&A increased to 12.4% for the three months ended December 31, 2012 versus 12.2% for the prior period. The primary reason for the increase in SG&A is due to increased research and development expenses related to certain Rising products, as well increased stock-based compensation expense due to increased financial performance and increased attorney costs related to the UPL lawsuit.

Operating Income

For the three months ended December 31, 2012, operating income was $6,612 compared to $7,116 in the prior period, a decrease of $504 or 7.1%.  This decrease was due to the overall increase in SG&A of $568 offset by an increase in gross profit of $64 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $1,018 for the three months ended December 31, 2012, which represents an increase of $314 from $704 in the prior period, mainly due to an increase in foreign exchange gains, as well as an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2012 was 36.4% versus 36.0% for the prior period. The increase in the effective tax rate was primarily due to the expected mix of profits from higher tax rate jurisdictions in fiscal 2013.

Liquidity and Capital Resources

Cash Flows

At December 31, 2012, we had $25,326 in cash and cash equivalents, of which $16,248 was outside the United States, $1,549 in short-term investments, all of which is held outside the United States and $47,651 in long-term debt (including the current portion).  Working capital was $131,337 at December 31, 2012 versus $118,328 at June 30, 2012.  The $16,248 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2012 increased $464 from the amount at June 30, 2012.  Operating activities for the six months ended December 31, 2012 provided cash of $2,049, for this period, as compared to $5,084 for the comparable period. The $2,049 was comprised of $9,333 in net income and $3,142 derived from adjustments for non-cash items less a net $10,426 decrease from changes in operating assets and liabilities. The non-cash items included $3,475 in depreciation and amortization expense, $1,217 of earnings on an equity investment in a joint venture and $906 in non-cash stock compensation expense. Trade accounts receivable increased $2,118 during the six months ended December 31, 2012, due to a slight increase in days sales outstanding, from June 30, 2012, as well as an increase in sales in this quarter as compared to the fourth quarter of fiscal 2012.  Inventories increased by $11,279 due primarily to an increase in inventories of certain APIs and nutritional products held in stock at our German subsidiaries, for anticipated sales in the third and fourth quarters of fiscal 2013, as well as for the first quarter in fiscal 2014. In addition, inventories also increased due to in-transit inventory at December 31, 2012, of a broad-spectrum herbicide, which was sold in the third quarter of fiscal 2013. Accounts payable increased by $1,332 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities increased $2,388 due primarily to an increase in Value Added Tax (VAT) for our foreign subsidiaries, particularly Germany and an increase in price concessions and partnered products liabilities related to increased sales from Rising. These increases are offset in part by a decrease in accrued compensation as fiscal 2012 performance award payments were made in September 2012. Our cash position at December 31, 2011 decreased $422 from the amount at June 30, 2011.  Operating activities for the six months ended December 31, 2011 provided cash of $5,084, for this period, as compared to cash provided by operations of $2,698 for the six months ended December 31, 2010. The $5,084 was comprised of $7,621 in net income and $2,624 derived from adjustments for non-cash items less a net $5,161 decrease from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2012 used cash of $978, primarily related to the purchases of investments of $1,050 and payments for intangible assets and property and equipment of $957, offset by proceeds received upon sale of investments of $1,029. Investing activities for the six months ended December 31, 2011 used cash of $961, primarily related to purchases of property and equipment and intangible assets.

Financing activities for the six months ended December 31, 2012 used cash of $1,105 primarily from $5,114 of repayment of bank borrowings and $2,977 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $7,000 and $1,124 proceeds received from exercise of stock options. Financing activities for the six months ended December 31, 2011 used cash of $3,007, primarily from $3,149 of bank loan repayments.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $8,804, as of December 31, 2012. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2012, the Company borrowed Revolving Loans aggregating $16,000, which loans are Adjusted LIBOR Loans at interest rates ranging from 2.06% to 3.25% at December 31, 2012.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2012, the remaining amount outstanding under the original amortizing Term Loan is $28,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at December 31, 2012.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At December 31, 2012, we had utilized $44,065 in bank loans and letters of credit, leaving $23,935 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2012.

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

Working Capital Outlook

Working capital was $131,337 at December 31, 2012 versus $118,328 at June 30, 2012. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,129 over the next twelve months.

In connection with Arsynco, the Company could pay out approximately $1,900 in fiscal 2013, related to the environmental remediation obligation.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 to be paid not later than fifty-six days following the third anniversary of the closing date of the purchase and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board  (the “FASB”)  issued Accounting Standards Update  (“ASU”) 2011-05, “Presentation of Comprehensive Income”, which eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. In December 2011, the FASB issued ASU 2011-12 “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” .  ASU 2011-12 deferred certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance in this first quarter of fiscal 2013. As this guidance only amends the presentation of the components of comprehensive income, the adoption did not have an impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.”  ASU 2012-04 contains certain technical corrections and conforming fair value amendments to the FASB Accounting Standards Codification. The amendments that do not have transition guidance were effective upon issuance.  The amendments that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012.  The adoption of ASU 2012-04 will not have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,549 at December 31, 2012.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2012, we had foreign currency contracts outstanding that had a notional amount of $70,752.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2012, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On December 31, 2012, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of December 31, 2012, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,506.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at December 31, 2012, is $374. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2012 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2012, we are subject to various environmental proceedings for which there were no material changes during the three months ended December 31, 2012.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

10.1	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.2	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.3*
Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen.

10.4*
Amendment No. 6, dated as of December 31, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.

15.1*	Letter re unaudited interim financial information

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACETO CORPORATION

DATE	February 8, 2013	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 8, 2013	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)