Form 10-Q
period 2013-03-31
ACETO CORP
filed 2013-05-10
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

Yes ☐  No ☒

The registrant had 27,393,375 shares of common stock outstanding as of May 6, 2013.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	March 31,	June 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,423	$24,862
Investments	1,655	1,518
Trade receivables, less allowance for doubtful accounts (March, $846; June, $887)	95,904	74,744
Other receivables	4,495	2,979
Inventory	86,681	84,687
Prepaid expenses and other current assets	3,068	2,231
Deferred income tax asset, net	1,260	948
Total current assets	228,486	191,969

Property and equipment, net	11,631	11,705
Property held for sale	4,058	3,752
Goodwill	33,512	33,495
Intangible assets, net	41,296	45,251
Deferred income tax asset, net	4,684	4,719
Other assets	9,615	8,389

TOTAL ASSETS	$333,282	$299,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,464	$6,713
Accounts payable	50,220	42,007
Accrued expenses	33,476	24,921
Total current liabilities	91,160	73,641

Long-term debt	36,404	39,052
Long-term liabilities	14,159	12,943
Environmental remediation liability	6,370	5,633
Deferred income tax liability	20	8
Total liabilities	148,113	131,277

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 27,386 and
26,937 shares issued and outstanding at March 31, 2013 and June 30,
2012, respectively	274	269
Capital in excess of par value	67,885	64,071
Retained earnings	114,758	102,344
Accumulated other comprehensive income	2,252	1,319
Total shareholders’ equity	185,169	168,003

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,282	$299,280

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Nine Months Ended
	March 31,
	2013	2012

Net sales	$376,575	$333,439
Cost of sales	302,835	272,121
Gross profit	73,740	61,318

Selling, general and administrative expenses	47,769	41,678
Operating income	25,971	19,640

Other income (expense):
Interest expense	(1,570)	(2,067)
Interest and other income, net	1,906	1,878
	336	(189)

Income before income taxes	26,307	19,451
Income tax provision	9,381	6,451
Net income	$16,926	$13,000

Net income per common share	$0.63	$0.49
Diluted net income per common share	$0.62	$0.49

Weighted average shares outstanding:
Basic	26,956	26,558
Diluted	27,342	26,747

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$150,871	$121,415
Cost of sales	119,344	99,260
Gross profit	31,527	22,155

Selling, general and administrative expenses	19,781	14,581
Operating income	11,746	7,574

Other (expense) income:
Interest expense	(492)	(656)
Interest and other income, net	333	630
	(159)	(26)

Income before income taxes	11,587	7,548
Income tax provision	3,994	2,169
Net income	$7,593	$5,379

Net income per common share	$0.28	$0.20
Diluted net income per common share	$0.28	$0.20

Weighted average shares outstanding:
Basic	27,108	26,634
Diluted	27,485	26,870

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2013	2012	2013	2012

Net income	$16,926	$13,000	$7,593	$5,379

Other comprehensive income:
Foreign currency translation adjustments	824	(3,514)	(1,487)	1,327
Change in fair value of interest rate swaps	109	(102)	56	1

Comprehensive income	$17,859	$9,384	$6,162	$6,707

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)
	Nine Months Ended March 31,
	2013	2012
Operating activities:
Net income	$16,926	$13,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,203	5,184
Provision for doubtful accounts	61	140
Non-cash stock compensation	1,353	881
Deferred income taxes	(268)	457
Earnings on equity investment in joint venture	(1,748)	(1,602)
Contingent consideration	2,840	-
Changes in assets and liabilities:
Investments-trading securities	-	475
Trade accounts receivable	(20,791)	(2,457)
Other receivables	(1,591)	1,964
Inventory	(1,576)	(6,036)
Prepaid expenses and other current assets	(790)	(659)
Other assets	617	607
Accounts payable	7,959	3,282
Accrued expenses and other liabilities	9,222	(5,403)
Net cash provided by operating activities	17,417	9,833

Investing activities:
Purchases of investments	(1,152)	(1,138)
Sales of investments	1,029	-
Payments received on notes receivable	-	350
Purchases of property and equipment, net	(902)	(692)
Payments for intangible assets	(563)	(726)
Net cash used in investing activities	(1,588)	(2,206)

Financing activities:
Payment of cash dividends	(4,481)	(2,661)
Proceeds from exercise of stock options	1,961	198
Excess tax benefit on stock option exercises and restricted stock	427	32
Payment of deferred consideration	(1,470)	(1,500)
Repayment of bank loans	(8,897)	(4,698)
Borrowings of bank loans	7,000	-
Net cash used in financing activities	(5,460)	(8,629)

Effect of exchange rate changes on cash	192	(1,051)

Net increase (decrease) in cash	10,561	(2,053)
Cash at beginning of period	24,862	28,664
Cash at end of period	$35,423	$26,611

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

During fiscal year 2012, the Company granted 217 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the Plan.  These options vest over three years and have a term of ten years from the date of grant.  Compensation expense was determined using the Black-Scholes option pricing model. Total compensation expense related to stock options for the nine months ended March 31, 2013 and 2012 was $246 and $250, respectively and $83 and $79 for the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, the total unrecognized compensation cost related to option awards is $325.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

There were no stock options granted in the nine months ended March 31, 2013.

During the nine months ended March 31, 2013, the Company granted 120 shares of restricted common stock to its employees that vest over three years and 25 shares of restricted common stock to its non-employee directors, which vest over one year. In addition, the Company also issued a target grant of 84 performance-vested restricted stock units, which grant could be as much as 126 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2013, the Company recorded stock-based compensation expense of approximately $361 and $1,097 respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2012, the Company recorded stock-based compensation expense of approximately $203 and $623, respectively, related to restricted common stock and restricted stock units. As of March 31, 2013, the total unrecognized compensation cost related to restricted stock awards and units is approximately $2,204.

(3)  Common Stock

On May 9, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.055 per share to be distributed on June 25, 2013 to shareholders of record as of June 14, 2013.

On February 7, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.055 per share which was paid on March 26, 2013 to shareholders of record as of March 15, 2013.

On December 6, 2012, the Company’s board of directors declared a regular quarterly dividend of $0.055 per share which was paid on December 28, 2012 to shareholders of record as of December 17, 2012.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012

Weighted average shares outstanding	26,956	26,558	27,108	26,634
Dilutive effect of stock options and restricted stock awards and units	386	189	377	236
Diluted weighted average shares outstanding	27,342	26,747	27,485	26,870

There were 566 and 1,571 common equivalent shares outstanding as of March 31, 2013 and 2012, respectively, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive. There were 545 and 1,250 common equivalent shares outstanding as of March 31, 2013 and 2012, respectively, that were not included in the calculation of diluted income per common share for the three months ended March 31, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

(5) Debt

Long-term debt

	March 31, 2013	June 30, 2012

Revolving bank loans	$14,000	$11,000
Term bank loans	26,250	31,000
Mortgage	3,618	3,765
	43,868	45,765
Less current portion	7,464	6,713
	$36,404	$39,052

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)
Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2013, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.06% at March 31, 2013.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2013, the remaining amount outstanding under the original amortizing Term Loan is $26,250 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at March 31, 2013.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $7,250 of the Term Loan as short-term in the consolidated balance sheet at March 31, 2013. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $47 and $199 as of March 31, 2013 and June 30, 2012, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at March 31, 2013.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation commenced in fiscal 2010, and as of March 31, 2013 and June 30, 2012, a liability of $7,400 and $7,566, respectively, is included in the accompanying condensed consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. In accordance with the contract, BASF paid $550 related to past response costs and will pay a proportionate share of the future remediation costs. Accordingly, the Company recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2013 and June 30, 2012 is $3,330 and $3,405, respectively, which is included in the accompanying condensed consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with its agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,661 through fiscal 2014, of which $0 and $242 has been accrued as of March 31, 2013 and June 30, 2012, respectively.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”),  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of March 31, 2013, the Company has accrued $4,811 related to this contingent consideration. In the third quarter of fiscal 2013, the Company recorded additional contingent consideration of $2,840, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income for the three and nine months ended March 31, 2013. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular  foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2013 the Company had foreign currency contracts outstanding that had a notional amount of $64,484. Unrealized losses on hedging activities for the nine months ended March 31, 2013 and 2012 was $218 and $221, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2013, is $318. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of March 31, 2013 and June 30, 2012, the Company had $4,811 and $1,779, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach. The changes in contingent consideration relates to accrued interest expense of $192 and additional contingent consideration of $2,840 for the Rising acquisition, recorded in the third quarter of fiscal 2013.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2013 and June 30, 2012:

	Fair Value Measurements at March 31, 2013 Using
	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total
Cash equivalents:
Time deposits	-	$837	-	$837

Investments:
Time deposits	-	1,655	-	1,655

Foreign currency contracts-	-	216	-	216
liabilities (1)

Derivative liability for interest	-	318	-	318
rate swap (2)

Contingent consideration (2)	-	-	$4,811	4,811

(1)         Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2013.
(2)    Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2013.

	Fair Value Measurements at June 30, 2012 Using

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total

Cash equivalents:
Time deposits	-	$814	-	$814

Investments:
Time deposits	-	1,518	-	1,518

Foreign currency contracts-	-	138	-	138
assets (3)

Foreign currency contracts-	-	661	-	661
liabilities (4)

Derivative liability for interest	-	427	-	427
rate swap (5)

Contingent consideration (5)	-	-	$1,779	1,779

(3)         Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(4)    Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.
(5)    Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2012.

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

Nine Months Ended March 31, 2013 and 2012:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$92,559	$142,169	$141,847	$-	$376,575
Gross profit	28,062	25,429	20,249	-	73,740
Income (loss) before income taxes	12,760	12,432	8,391	(7,276)	26,307

2012
Net sales	$78,243	$121,537	$133,659	$-	$333,439
Gross profit	22,860	18,654	19,804	-	61,318
Income (loss) before income taxes	9,836	5,839	7,940	(4,164)	19,451

Three Months Ended March 31, 2013 and 2012:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$36,299	$61,776	$52,796	$-	$150,871
Gross profit	11,052	13,382	7,093	-	31,527
Income (loss) before income taxes	5,389	8,794	3,010	(5,606)	11,587

2012
Net sales	$28,182	$40,580	$52,653	$-	$121,415
Gross profit	7,798	6,185	8,172	-	22,155
Income (loss) before income taxes	2,990	1,890	3,849	(1,181)	7,548

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2013 and the related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2013 and 2012, and cash flows for the nine-month periods ended March 31, 2013 and 2012 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2013. These interim financial statements are the responsibility of the Company’s management.

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
May 10, 2013

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

Executive Summary

We are reporting net sales of $376,575 for the nine months ended March 31, 2013, which represents a 12.9% increase from the $333,439 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2013 was $73,740 and our gross margin was 19.6% as compared to gross profit of $61,318 and gross margin of 18.4% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the nine months ended March 31, 2013 increased to $47,769 from $41,678 which we reported in the prior period.  Our net income increased to $16,926, or $0.62 per diluted share, compared to net income of $13,000, or $0.49 per diluted share in the prior period.

Our financial position as of March 31, 2013 remains strong, as we had cash and cash equivalents and short-term investments of $37,078, working capital of $137,326 and shareholders’ equity of $185,169.

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

According to an April 16, 2013 Federal Reserve Statistical Release, in the first quarter of calendar year 2013, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 12.0%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2013 and 2012.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

	Net Sales by Segment Nine months ended March 31,
	2013		2012		Comparison 2013 Over/(Under) 2012
Segment	Net sales	% of Total	Net sales	% of Total	$ Change	% Change

Human Health	$92,559	24.6%	$78,243	23.5%	$14,316	18.3%
Pharmaceutical Ingredients	142,169	37.7	121,537	36.4	20,632	17.0
Performance Chemicals	141,847	37.7	133,659	40.1	8,188	6.1

Net sales	$376,575	100.0%	$333,439	100.0%	$43,136	12.9%

	Gross Profit by Segment Nine months ended March 31,
	2013		2012		Comparison 2013 Over/(Under) 2012
Segment	Gross Profit	% of Sales	Gross Profit	% of Sales	$ Change	% Change

Human Health	$28,062	30.3%	$22,860	29.2%	$5,202	22.8%
Pharmaceutical Ingredients	25,429	17.9	18,654	15.3	6,775	36.3
Performance Chemicals	20,249	14.3	19,804	14.8	445	2.2

Gross profit	$73,740	19.6%	$61,318	18.4%	$12,422	20.3%

Net Sales

Net sales increased $43,136, or 12.9%, to $376,575 for the nine months ended March 31, 2013, compared with $333,439 for the prior period.  We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $14,316 for the nine months ended March 31, 2013, to $92,559, which represents a 18.3% increase over net sales of $78,243 for the prior period, largely driven by new generic product launches at Rising, offset by a reduction in domestic sales of nutritional products due to lower orders of existing products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment were $142,169 for the nine months ended March 31, 2013, when compared to the $121,537 for the prior period, representing an increase of $20,632 or 17.0%.  The primary reason for the increase is due to the volume of large reorders for existing APIs sold by our United States and German operations, as well as a launch of a new product, sold domestically. In addition, sales of intermediates, which represent key components used in the manufacture of certain drug products, have risen both in the United States and abroad.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $141,847 for the nine months ended March 31, 2013, an increase of $8,188, or 6.1%, from net sales of $133,659 for the prior period.  Our Performance Chemicals segment experienced an increase in sales of our agricultural protection products, primarily from sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and increased sales of a broad-spectrum herbicide. In addition, we had an increase in sales of our sprout inhibitor products, which are utilized on potato crops. These increases in agricultural protection product sales is partially offset by a decline in domestic sales of agricultural, dye and pigment intermediates, sold by our Specialty Chemicals business.

Gross Profit

Gross profit increased to $73,740 (19.6% of net sales) for the nine months ended March 31, 2013, as compared to $61,318 (18.4% of net sales) for the prior period.

Human Health

Human Health gross profit increased to $28,062 for the nine months ended March 31, 2013 when compared to the prior period of $22,860. The gross margin remained relatively consistent at 30.3% for the nine months ended March 31, 2013 compared to 29.2% for the prior period. The increase in gross profit in the Human Health segment primarily relates to increased sales volume of Rising products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $25,429 for the nine months ended March 31, 2013 was $6,775 or 36.3% higher than the prior period. The gross margin at 17.9% for the nine months ended March 31, 2013 was also higher than the prior period’s gross margin of 15.3%. The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of certain APIs, which typically yield a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $20,249 for the nine months ended March 31, 2013, versus $19,804 for the prior period, an increase of $445 or 2.2%.  The gross margin at 14.3% for the nine months ended March 31, 2013 was relatively flat compared to the prior period’s gross margin of 14.8%.

Selling, General and Administrative Expenses

SG&A increased $6,091 or 14.6%, to $47,769 for the nine months ended March 31, 2013 compared to $41,678 for the prior period.  As a percentage of sales, SG&A increased to 12.7% for the nine months ended March 31, 2013 versus 12.5% for the prior period. The primary reasons for the increase in SG&A are $2,840 additional accrued contingent consideration related to the Rising acquisition as well as increased research and development expenses related to certain Rising products and increased information technology maintenance and software related costs. We also experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance.  In addition, the Company recorded during the nine months ended March 31, 2012, approximately $884 of one-time costs associated with the separation of certain executive management employees.

Operating Income

For the nine months ended March 31, 2013, operating income was $25,971 compared to $19,640 in the prior period, an increase of $6,331 or 32.2%.  This increase was due to the overall increase in gross profit of $12,422 offset by the increase in SG&A of $6,091 from the comparable prior period.

Interest Expense

Interest expense was $1,570 for the nine months ended March 31, 2013, a decrease of $497 from the prior period. The decrease is primarily due to lower average loan balance outstanding as of March 31, 2013 versus March 31, 2012, as well as a lower Adjusted LIBOR rate during the period.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2013 was 35.7% versus 33.2% for the prior period. The increase in the effective tax rate was due to the expected mix of profits from higher tax rate jurisdictions in fiscal 2013. In addition, in fiscal 2011 we repatriated earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. In the third quarter of fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation.  The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

	Net Sales by Segment Three months ended March 31,
	2013		2012		Comparison 2013 Over/(Under) 2012
Segment	Net sales	% of Total	Net sales	% of Total	$ Change	% Change

Human Health	$36,299	24.1%	$28,182	23.2%	$8,117	28.8%
Pharmaceutical Ingredients	61,776	40.9	40,580	33.4	21,196	52.2
Performance Chemicals	52,796	35.0	52,653	43.4	143	0.3

Net sales	$150,871	100.0%	$121,415	100.0%	$29,456	24.3%

	Gross Profit by Segment Three months ended March 31,
	2013		2012		Comparison 2013 Over/(Under) 2012
Segment	Gross Profit	% of Sales	Gross Profit	% of Sales	$ Change	% Change

Human Health	$11,052	30.4%	$7,798	27.7%	$3,254	41.7%
Pharmaceutical Ingredients	13,382	21.7	6,185	15.2	7,197	116.4
Performance Chemicals	7,093	13.4	8,172	15.5	(1,079)	(13.2)

Gross profit	$31,527	20.9%	$22,155	18.2%	$9,372	42.3%

Net Sales

Net sales increased $29,456, or 24.3%, to $150,871 for the three months ended March 31, 2013, compared with $121,415 for the prior period.  We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $8,117 for the three months ended March 31, 2013, to $36,299, which represents a 28.8% increase over net sales of $28,182 for the prior period, largely driven by new generic product launches at Rising, offset by a reduction in domestic sales of nutritional products due to lower orders of existing products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment were $61,776 for the three months ended March 31, 2013, an increase of $21,196 or 52.2% from net sales of $40,580 for the prior period.  The primary reason for the increase is due to the volume of large reorders for existing APIs sold by our United States and German operations, as well as a launch of a new product, sold domestically. In addition, sales of intermediates, which represent key components used in the manufacture of certain drug products, have risen both in the United States and abroad.

Performance Chemicals

Net sales for the Performance Chemicals segment increased slightly to $52,796 for the three months ended March 31, 2013, an increase of $143, or 0.3%, from net sales of $52,653 for the prior period.  Although sales were consistent to the prior period, we experienced a decline in sales of domestic specialty chemicals products, specifically, sales of agricultural, dye and pigment intermediates. Our Performance Chemicals segment experienced an increase in sales of our agricultural protection products, primarily from sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, a rise in sales of an herbicide used on sugar cane and increased sales of a broad-spectrum herbicide.

Gross Profit

Gross profit increased to $31,527 (20.9% of net sales) for the three months ended March 31, 2013, as compared to $22,155 (18.2% of net sales) for the prior period.

Human Health

Human Health gross profit increased to $11,052 for the three months ended March 31, 2013 when compared to the prior period of $7,798. The gross margin increased to 30.4%, for the three months ended March 31, 2013 compared to 27.7% for the prior period. The increase in gross profit and gross margin in the Human Health segment primarily relates to increased sales volume of Rising products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $13,382 for the three months ended March 31, 2013 was $7,197 or 116.4% higher than the prior period gross profit of $6,185. The gross margin for the three months ended March 31, 2013 rose to 21.7% compared to 15.2% for the prior period. The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of certain APIs, which typically yield a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $7,093 for the three months ended March 31, 2013, versus $8,172 for the prior period, a decrease of $1,079 or 13.2%.  Gross margin for the quarter also decreased to 13.4% compared to the prior period gross margin of 15.5%. The drop in gross profit primarily relates to sales volume decreases on specialty chemical products, particularly domestic sales of agricultural, dye and pigment intermediates. The decrease in gross margin is related to overall unfavorable product mix on a variety of agricultural protection products, as well as on chemicals used in surface coatings.

Selling, General and Administrative Expenses

SG&A increased $5,200 or 35.7%, to $19,781 for the three months ended March 31, 2013 compared to $14,581 for the prior period.  As a percentage of sales, SG&A increased to 13.1% for the three months ended March 31, 2013 versus 12.0% for the prior period. The primary reasons for the increase in SG&A are $2,840 additional accrued contingent consideration related to the Rising acquisition as well as increased research and development expenses related to certain Rising products and increased information technology maintenance and software related costs. We also experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance.

Operating Income

For the three months ended March 31, 2013, operating income was $11,746 compared to $7,574 in the prior period, an increase of $4,172 or 55.1%.  This increase was due to the overall increase in gross profit of $9,372 offset by the increase in SG&A of $5,200 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $333 for the three months ended March 31, 2013, which represents a decrease of $297 from $630 in the prior period, mainly due to increase in foreign exchange losses, offset in part by an increase in income related to a joint venture.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2013 was 34.5% versus 28.7% for the prior period. In the third quarter of fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation.  Without this adjustment, the effective tax rate would be 35.7% in fiscal year 2012.

Liquidity and Capital Resources

Cash Flows

At March 31, 2013, we had $35,423 in cash and cash equivalents, of which $24,429 was outside the United States, $1,655 in short-term investments, all of which is held outside the United States and $43,868 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $137,326 at March 31, 2013 versus $118,328 at June 30, 2012.  The $24,429 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2013 increased $10,561 from the amount at June 30, 2012.  Operating activities for the nine months ended March 31, 2013 provided cash of $17,417, for this period, as compared to $9,833 for the comparable period. The $17,417 was comprised of $16,926 in net income and $7,441 derived from adjustments for non-cash items less a net $6,950 decrease from changes in operating assets and liabilities. The non-cash items included $5,203 in depreciation and amortization expense, $2,840 of accrued contingent consideration related to the Rising acquisition, $1,748 of earnings on an equity investment in a joint venture and $1,353 in non-cash stock compensation expense. Trade accounts receivable increased $20,791 during the nine months ended March 31, 2013, due predominantly to an increase in sales in this quarter as compared to the fourth quarter of fiscal 2012, as well as an increase in days sales outstanding, from June 30, 2012.  Accounts payable increased by $7,959 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities increased $9,222 due primarily to an increase in price concessions and partnered products liabilities related to increased sales from Rising, as well as timing of income tax payments. Our cash position at March 31, 2012 decreased $2,053 from the amount at June 30, 2011.  Operating activities for the nine months ended March 31, 2012 provided cash of $9,833, for this period, as compared to cash provided by operations of $4,823 for the comparable period. The $9,833 was comprised of $13,000 in net income and $5,060 derived from adjustments for non-cash items less a net $8,227 decrease from changes in operating assets and liabilities, primarily inventory and accrued expenses and other liabilities.

Investing activities for the nine months ended March 31, 2013 used cash of $1,588, primarily related to the purchases of investments of $1,152 and payments for intangible assets and property and equipment of $1,465, offset by proceeds received upon sale of investments of $1,029. Investing activities for the nine months ended March 31, 2012 used cash of $2,206, primarily related to purchases of investments, property and equipment and intangible assets.

Financing activities for the nine months ended March 31, 2013 used cash of $5,460 primarily from $8,897 of repayment of bank borrowings and $4,481 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $7,000 and $1,961 proceeds received from exercise of stock options. Financing activities for the nine months ended March 31, 2012 used cash of $8,629, primarily from $4,698 of bank loan repayments and the payment of dividends of $2,661.  In addition, the Company paid $1,500 of deferred consideration to the sellers of Rising.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  These facilities provide us with lines of credit of $8,538, as of March 31, 2013, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2013, the Company borrowed Revolving Loans aggregating $14,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.06% at March 31, 2013.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2013, the remaining amount outstanding under the original amortizing Term Loan is $26,250 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at March 31, 2013.

The Credit Agreement also provides that commercial letters of credit may be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At March 31, 2013, we had utilized $40,297 in bank loans and letters of credit, leaving $25,953 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2013.

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

Working Capital Outlook

Working capital was $137,326 at March 31, 2013 versus $118,328 at June 30, 2012. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,661 over the next twelve months.

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

Investment Market Price Risk

We had short-term investments of $1,655 at March 31, 2013.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2013, we had foreign currency contracts outstanding that had a notional amount of $64,484.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2013, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On March 31, 2013, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of March 31, 2013, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,839.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2013, is $318. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2012, we are subject to various environmental proceedings for which there were no material changes during the three months ended March 31, 2013.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

10.1	Seventh Amendment, dated as of March 14, 2013 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals. and JPMorgan Chase Bank, N.A. as Administrative Agent for the Lenders.

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACETO CORPORATION

DATE	May 10, 2013	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	May 10, 2013	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)