Form 10-K
period 2013-06-30
ACETO CORP
filed 2013-08-29
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2012 as reported on the NASDAQ Global Select Market, was approximately $258,297,140.

The Registrant has 28,073,040 shares of common stock outstanding as of August 23, 2013.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2013

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

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in nine countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. No single supplier accounted for as much as 10% of purchases in fiscal 2013 and 2012.

Strategic relationships with manufacturers of pharmaceutical, nutraceutical, agricultural and specialty chemical products in the United States and internationally serve as a valuable resource to Aceto customers, enabling them to procure vital chemical based products necessary for their diverse and complex applications. A strong global technical network differentiates Aceto from commodity distribution companies. With regional managers in the United States, Europe and Asia, we provide regulatory support and quality assurance for customers and suppliers worldwide. Our regulatory network ensures that the product quality is manufactured to applicable required standards and conforms to customer specifications for its intended end use.

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and agricultural protection products are readily accessible.  We are able to offer our customers competitive pricing, continuity of supply, and quality control. Highly experienced staff, many of whom are technically trained, enable Aceto to meet individual customer needs. Our marketing, sales, regulatory and technical professionals possess an intimate knowledge of worldwide sources of  supply and product applications, as well as statutory and technical requirements. Many of our professionals are respected leaders in their industry, bringing 25 or more years of experience to customer applications. This longevity has fostered confidence and loyalty among customers and suppliers.

Aceto partners with customers during the product development process, creating new applications for existing products, as well as new product sourcing opportunities. We offer solutions for product and production challenges, while assisting with quality assurance, government approvals and compliance. All of these value-added services allow Aceto’s customers to be more responsive to their end use customers and more competitive in the global marketplace. We believe our 60 plus years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

We remain confident about our business prospects.  We anticipate organic growth through our plans to introduce new products for finished dosage form generic drugs, the further globalization of our nutraceutical business, the continued globalization of our Performance Chemicals business, the expansion of our agricultural protection products by investing in product lines and intellectual property, the continued enhancement of our sourcing operations in China and India, and the steady improvement of our quality assurance and regulatory capabilities.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. In December 2010, we acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. This was a natural extension of our successful business model which provides customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

According to an IMS Health press release on May 9, 2013, “the total cost of medicines declined by 3.5 percent on a real per capita basis to $325.8 billion. In addition to lower utilization of branded drugs, the primary drivers were: the increased availability of lower-cost generics, which now account for 84 percent of all prescriptions; the moderating impact of price increases; and lower spending on recently launched medicines.”

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. After we identified a change in the attitudes of Europeans towards nutritional products, we globalized this business, creating an operating company headquartered in Germany, Aceto Health Ingredients GmbH. This globally structured business then became the model for all of our business segments, providing international reach and perspective for our customers.

Pharmaceutical Ingredients

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

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

Aceto is at the forefront as a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology.

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

According to a July 16, 2013 Federal Reserve Statistical Release, in the second quarter of calendar year 2013, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 5.1%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.  Over the past several years, we have successfully brought a number of products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 28, 2013, the total crop acreage planted in the United States in 2013 remained consistent from 2012 at 326 million acres.  The number of peanut acres planted in 2013 was down 33% from 2012 levels while sugarcane acreage harvested increased almost 1.0% from 2012. In addition, the potato acreage harvested in 2013 decreased approximately 6.3% from the 2012 level.

Long-lived Assets

Long-lived assets by geographic region as of June 30, 2013, 2012, and 2011 were as follows:

	Long-lived assets
	2013	2012	2011
United States	$80,870	$85,650	$90,955
Europe	2,684	2,388	2,779
Asia-Pacific	2,213	2,413	2,644
Total	$85,767	$90,451	$96,378

Suppliers and Customers

We purchase products from specifically approved plants and supply products to customers from plants whose products they have approved. We regularly visit our suppliers to evaluate them not only on the basis of ability to deliver satisfactory products on a timely and cost efficient basis, but also on their commitment to operate in a safe and environmentally responsible manner. During the fiscal years ended June 30, 2013 and 2012 approximately 68% and 69%, respectively, of our purchases were from Asia and approximately 13% for each year, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2013 and 2012, sales made to customers in the United States totaled $291,433 and $254,368 respectively.  Sales made to customers outside the United States during fiscal years 2013 and 2012 totaled $208,257 and $190,020, respectively, of which, approximately 62% and 59%, respectively, were to customers located in Europe. No single product or customer accounted for as much as 10% of net sales in fiscal years 2013, 2012 or 2011.

Competition

The Company operates in a highly competitive business environment.  We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices.  Because of our long standing relationships with many suppliers as well as our sourcing operations in both China and India, we are able to ensure that any given product is manufactured at a facility that can meet the regulatory requirements for that product.  For the most part, we store our inventory of chemical-based products in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill our customer orders on a timely basis.  We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers.  This allows us to ensure that when necessary, sourcing decisions can be made quickly.

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

Our global quality assurance network, with regional managers in the U.S., Europe and Asia, ensures that the quality of a product meets both its specifications and intended use. Our technical network performs a service that allows Aceto to source and qualify APIs, pharmaceutical intermediates, finished dosage form generics, agricultural products, specialty chemicals, and nutraceutical products from around the world. It also provides substantial regulatory support and technical assistance to manufacturers worldwide, enabling them to meet the stringent regulatory guidelines that govern the pharmaceutical, nutraceutical, specialty chemicals and agricultural protection industries.

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

Employees

At June 30, 2013, we had 234 employees, none of whom were covered by a collective bargaining agreement.

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

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive global chemical and pharmaceutical markets.  We face intense competition from global and regional distributors of chemical and pharmaceutical products, many of which are large chemical and pharmaceutical manufacturers as well as distributors.  Many of these companies have substantially greater resources than us, including, among other things, greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our products, all of which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

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

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our reputation, business, financial condition, operating results and cash flows.

Our future revenue growth and profitability are partially dependent upon our ability to introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could materially adversely affect our reputation, business, financial condition, operating results and cash flows. Many products require FDA approval or the equivalent regulatory approvals in our overseas markets prior to being marketed. The process of obtaining FDA/regulatory approval to market new and generic pharmaceutical products is rigorous, time-consuming, costly and largely often unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

We may be exposed to product recalls and adverse public relations if our products are alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Our success in our Human Health segment is linked to the size and growth rate of the generic pharmaceutical, vitamin, mineral and supplement markets and an adverse change in the size or growth rate of these markets could have a material adverse effect on us.

An adverse change in size or growth rate of the generic pharmaceutical, vitamin, mineral and supplement markets could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

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

Our future results could be materially affected by a number of public health issues whether occurring in the United States or abroad.

Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our revenue stream and related gross profit is difficult to predict.

Our revenue stream is difficult to predict because it is primarily generated as customers place orders and customers can change their requirements or cancel orders. Many of our sales orders are short-term and could be cancelled at any time. As a result, much of our revenue is not recurring from period to period, which contributes to the variability of our results from period to period. In addition, certain of our products carry a higher gross margin than other products, particularly in the Human Health and Pharmaceutical Ingredients segments. Reduced sales of these higher margin products could have a material adverse effect on our operating results. We believe that quarter-to-quarter comparisons of our operating results are not a good indication of our future performance.

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

Increases in the cost of shipping with our third-party shippers could have a material adverse effect on our business, financial condition, operating results and cash flows.

Shipping is a significant expense in the operation of our business.  Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results.  Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

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

Our products are subject to laws administered by federal, state and foreign governments, including the Toxic Substances Control Act and as well as regulations requiring registration and approval of many of our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Some of our products are subject to the EPA registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on our products and this may require us on our behalf or in joint efforts with other registrants to perform additional testing.  Responding to such requirements may cause delays in or the cessation of the sales of one or more of our products which would adversely affect our profitability. We can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that our resources will be adequate to meet the costs of regulatory compliance or that the economic benefit of complying with the requirement will exceed our cost.

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

We source many of our products in China and changes in the political and economic policies of China’s government could have a significant impact upon the business we may be able to conduct in China and our financial condition, operating results and cash flows.

Our business operations could be materially adversely affected by the current and future political environment in China. China has operated as a socialist state since the mid-1900s and is controlled by the Communist Party of China. The Chinese government exerts substantial influence and control over the manner in which companies, such as ours, must conduct business activities in China. China has only permitted provincial and local economic autonomy and private economic activities since 1988. The government of China has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, through regulation and state ownership. Our ability to conduct business in China could be adversely affected by changes in Chinese laws and regulations, including, among others, those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under its current leadership, the government of China has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of China will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

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

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which, among other things, prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of events could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

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

From time to time, financial markets in the United States, Europe and Asia have and could experience extreme disruption, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Governments have taken unprecedented actions intending to address extreme market conditions that include severely restricted credit and declines in values of certain assets.

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

We have a significant amount of debt.

We have a $64,500 credit facility of which $28,500 was outstanding at June 30, 2013. This facility expires in December 2015. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with any action brought against them in such capacity, except in matters as to which they are adjudged to have breached a duty to us.  The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have “directors and officers” insurance policies that should cover all or some of this potential exposure, we could be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce worldwide.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In both fiscal years 2013 and 2012, approximately 43% of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2013, approximately 68% and 13% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

We may be unable to hire or retain qualified and technical employees and there is substantial competition for highly skilled employees. If we fail to attract and retain key employees, our business could be adversely impacted.

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
●
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock/units and the grant or exercise of stock options from time to time

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

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of U.S. GAAP, which is periodically revised and/or expanded. Accordingly, from time-to-time we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the FASB and the SEC. It is possible that future accounting standards we are required to adopt could change the current accounting treatment that we apply to our consolidated financial statements and that such changes could have a material adverse effect on our results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2013, had an outstanding balance of $3,569.

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

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. While the impact of the resolution of the matter, including any legal and other associated costs, on the Company’s consolidated results of operations in a particular reporting period is not known at this time, after a detailed review and careful analysis of the allegations, AACC strongly denies the allegations, believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

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

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2013 and 2012 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2013
First Quarter	$9.81	$8.25
Second Quarter	10.20	8.95
Third Quarter	11.49	9.60
Fourth Quarter	14.20	10.00

FISCAL YEAR 2012
First Quarter	$6.83	$4.51
Second Quarter	7.14	5.10
Third Quarter	9.63	6.56
Fourth Quarter	9.99	7.90

Cash dividends of $0.055 per common share were paid in September, December, March and June of fiscal year 2013.  Cash dividends of $0.10 per common share were paid in January and June of fiscal 2012 and fiscal 2011. Our revolving credit facility restricts the payment of cash dividends to $6,600 per fiscal year.

As of August 23, 2013, there were 332 holders of record of our common stock.

26,458,466 shares of our common stock were held by the nominee of the Depository Trust Company, the country’s principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

The following table states certain information with respect to our equity compensation plans at June 30, 2013:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	960,000	$8.36	3,329,000
Equity compensation plans not approved by security holders	-	-	-
Total	960,000	$8.36	3,329,000

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, and (c) the total return of our Peer Group.  Our Peer Group consists of 17 companies selected by us, based on total revenues, nature of business, product offerings, customer base, operational model and overall strategy. The peer group companies included:  American Pacific Corp., American Vanguard Corp., Balchem Corp., Calgon Carbon Corp., Cambrex Corp., DXP Enterprises Inc., Hawkins Inc., Innophos Holdings, Innospec Inc., KMG Chemical Inc., Lawson Products, Myers Industries Inc., Nutraceutical International Corp., Prestige Brand Holdings, Quaker Chemical Corp., Rogers Corp., and Usana Health Sciences Inc.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, and the Peer Group on June 30, 2008.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2008
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2013

	Aceto Corporation	S&P 500 Index	Peer Group
June 30, 2008	100	100	100
June 30, 2009	90	74	75
June 30, 2010	80	84	91
June 30, 2011	96	110	143
June 30, 2012	132	116	157
June 30, 2013	208	140	203

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2013	2012	2011	2010	2009

Net sales	$499,690	$444,388	$412,428	$346,631	$322,646
Operating income	34,416	25,366	16,550	9,438	11,893
Net income	22,328	16,981	8,968	6,581	8,629

At year end
Working capital	$128,393	$118,328	$115,429	$120,924	$124,709
Total assets	323,430	299,280	311,665	231,851	205,464
Long-term liabilities (including long-term debt)	38,883	57,636	67,658	17,578	16,959
Shareholders’ equity	194,640	168,003	160,821	139,644	141,568

Income per common share
Basic income per common share from net income	$0.83	$0.64	$0.35	$0.26	$0.35
Diluted income per common share from net income	$0.81	$0.63	$0.34	$0.26	$0.35
Cash dividends	$0.22	$0.20	$0.20	$0.20	$0.20

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

We are reporting a $55,302 increase in net sales and a $9,050 increase in operating income for fiscal 2013 from fiscal 2012. Our net income increased to $22,328, or $0.81 per diluted share, an increase of $5,347 or 31.5% compared to fiscal year 2012.

Our financial position as of June 30, 2013, remains strong, as we had cash, cash equivalents and short-term investments of $35,375, working capital of $128,393 and shareholders’ equity of $194,640.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. In December 2010, we acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States .This is a natural extension of our successful business model which provides customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. After we identified a change in the attitudes of Europeans towards nutritional products, we globalized this business, creating an operating company headquartered in Germany, Aceto Health Ingredients GmbH. This globally structured business then became the model for all of our business segments, providing international reach and perspective for our customers.

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

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

Aceto is at the forefront as a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology.

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

We believe the Company’s main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in nine countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2013.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates.

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

Sales are recorded net of estimated returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives include volume incentive rebates.  We record volume incentive rebates based on the underlying revenue transactions that result in progress by the customer in earning the rebate. In addition, upon each sale, estimates of rebates, chargebacks, returns, government reimbursed rebates, and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments to either liabilities or reserve for price concessions. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

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

As of June 30, 2013, we had current net deferred tax assets of $701 and non-current net deferred tax assets of $8,049.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

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

Results of Operations

Fiscal Year Ended June 30, 2013 Compared to Fiscal Year Ended June 30, 2012

	Net Sales by Segment Year ended June 30,

					Comparison 2013
	2013		2012		Over/(Under) 2012
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$129,667	25.9%	$105,249	23.7%	$24,418	23.2%
Pharmaceutical Ingredients	184,852	37.0	162,998	36.7	21,854	13.4
Performance Chemicals	185,171	37.1	176,141	39.6	9,030	5.1

Net sales	$499,690	100.0%	$444,388	100.0%	$55,302	12.4%

	Gross Profit by Segment Year ended June 30,

	2013		2012		Comparison 2013 Over/(Under) 2012
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$39,306	30.3%	$29,932	28.4%	$9,374	31.3%
Pharmaceutical Ingredients	31,367	17.0	25,472	15.6	5,895	23.1
Performance Chemicals	27,598	14.9	26,628	15.1	970	3.6

Gross profit	$98,271	19.7%	$82,032	18.5%	$16,239	19.8%

Net Sales

Net sales increased $55,302, or 12.4%, to $499,690 for the year ended June 30, 2013, compared with $444,388 for the prior year.  We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $24,418 for the year ended June 30, 2013, to $129,667, which represents a 23.2% increase over net sales of $105,249 for the prior year, largely driven by an increase in sales of Rising products of $27,284 due to new generic product launches at Rising. This increase is partially offset by a reduction in domestic sales of $4,281 of nutritional products due to lower orders of existing products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $21,854 for the year ended June 30, 2013, to $184,852, which represents a 13.4% increase over net sales of $162,998 for the prior year. Overall, the domestic Pharmaceutical Ingredients group had an increase of $8,346, when compared to the prior period. The primary reason for the increase is due to the volume of large reorders for existing APIs sold by our United States and German operations, as well as a launch of a new product, sold domestically.  In addition, sales of intermediates, which represent key components used in the manufacture of certain drug products, have risen both in the United States and abroad by approximately $5,233 over the prior year.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $185,171 for the year ended June 30, 2013, an increase of $9,030 or 5.1%, from net sales of $176,141 for the prior year.   Our Performance Chemicals segment experienced an increase in sales of our agricultural protection products, primarily from sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and increased sales of a broad-spectrum herbicide.  These increases in agricultural protection product sales are partially offset by a decline in domestic sales of agricultural intermediates, sold by our Specialty Chemicals business.

Gross Profit

Gross profit increased $16,239 to $98,271 (19.7% of net sales) for the year ended June 30, 2013, as compared to $82,032 (18.5% of net sales) for the prior year.

Human Health

Human Health’s gross profit of $39,306 for the year ended June 30, 2013 increased $9,374, or 31.3%, over the prior year. The gross margin increased to 30.3% for the year ended June 30, 2013 compared to 28.4% for the prior year.  The increase in gross profit and gross margin in the Human Health segment primarily relates to increased sales volume of Rising products.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2013 for the Pharmaceutical Ingredients business increased by $5,895 or 23.1% over the prior year.  The gross margin of 17.0% was also higher than the prior year’s gross margin of 15.6%.  The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of certain API’s, which typically yield a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $27,598 for the year ended June 30, 2013, versus $26,628 for the prior year, an increase of $970, or 3.6%.  The gross margin at 14.9% for the year ended June 30, 2013 was relatively flat compared to the prior year’s gross margin of 15.1%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $7,189, or 12.7%, to $63,855 for the year ended June 30, 2013 compared to $56,666 for the prior year. As a percentage of sales, SG&A remained constant at 12.8% for the year ended June 30, 2013 versus the prior year. The primary reasons for the increase in SG&A are $3,244 additional accrued contingent consideration related to the Rising acquisition as well as increased research and development expenses related to certain Rising products and increased information technology maintenance and software related costs.  We also experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance.  During fiscal 2012, the Company recorded approximately $884 of one-time costs associated with the separation of certain executive management employees, as well as $761 additional accrued contingent consideration related to the Rising acquisition.

Operating Income

Fiscal 2013 operating income was $34,416 compared to $25,366 in the prior year, an increase of $9,050 or 35.7%.  This increase was due to the overall increase in gross profit of $16,239 partially offset by an increase in SG&A of $7,189 from the prior year.

Interest Expense

Interest expense was $2,122 for the year ended June 30, 2013, a decrease of $505 from the prior year. The decrease is primarily due to lower average loan balance outstanding during the fiscal year ended June 30, 2013 versus June 30, 2012, as well as a lower Adjusted LIBOR rate during the period.

Provision for Income Taxes

The effective tax rate for fiscal 2013 increased to 35.4% from 31.4% for fiscal 2012.  The increase in the effective tax rate was due to the mix of profits from higher tax rate jurisdictions in fiscal 2013.  In addition, in fiscal 2011 we repatriated earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. In fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation. The Company intends to permanently reinvest its undistributed earnings and has no plan for further repatriation.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2013, we had $33,231 in cash, of which $18,689 was outside the United States, $2,144 in short-term investments, all of which is held outside the United States  and $32,069 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $128,393 at June 30, 2013 versus $118,328 at June 30, 2012.  The $18,689 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2013 increased $8,369 from the amount at June 30, 2012.  Operating activities for the year ended June 30, 2013 provided cash of $23,731 as compared to cash provided of $13,269 for the comparable 2012 period. The $23,731 was comprised of $22,328 in net income, $7,946 derived from adjustments for non-cash items and a net $6,543 decrease from changes in operating assets and liabilities. The non-cash items included $6,944 in depreciation and amortization expense, $3,244 of accrued contingent consideration related to the Rising acquisition, $2,649 for the deferred income taxes provision, $1,790 of earnings on an equity investment in a joint venture and $1,788 in non-cash stock compensation expense. Trade accounts receivable increased $14,985 during the year ended June 30, 2013 due predominantly to an increase in sales in this fourth quarter as compared to the fourth quarter of fiscal 2012, as well as an increase in days sales outstanding, from June 30, 2012.  Other receivables increased $2,685 due to royalties related to nutritional products as well as an increase in value added taxes receivables in our German subsidiaries. Accounts payable decreased by $3,228 due to timing of payments processed at the end of the quarter related to the sales volume increase.  Accrued expenses and other liabilities increased $12,807 due primarily to an increase in price concessions and partnered products liabilities related to increased sales from Rising, as well as an increase in accrued compensation related to increased accrued performance awards, which are anticipated to be paid in the first quarter of fiscal 2014, and a rise in income tax payables related to the increased profitability.

Our cash position at June 30, 2012 decreased $3,802 from the amount at June 30, 2011.  Operating activities for the year ended June 30, 2012 provided cash of $13,269 as compared to cash provided of $14,038 for the comparable 2011 period. The $13,269 was comprised of $16,981 in net income, $5,707 derived from adjustments for non-cash items and a net $9,419 decrease from changes in operating assets and liabilities. The non-cash items included $6,942 in depreciation and amortization expense, $1,598 of earnings on an equity investment in a joint venture and $1,168 in non-cash stock compensation expense. Trade accounts receivable decreased $5,711 during the year ended June 30, 2012 due to an improvement in days sales outstanding. Inventories increased by approximately $9,926 due primarily to an increase in inventories on hand for Rising as this subsidiary had launched several new products and as such, had built up stock for fiscal 2013 sales.   In addition, our Netherlands subsidiary as well as our German subsidiaries for both nutritional and pharmaceutical ingredients, had increased inventory on-hand due to anticipated first quarter sales. This rise in inventories was also due to purchases of domestic specialty chemicals, as a result of a ramp-up in orders for products that were shipped in fiscal 2013.  Other receivables decreased $1,446 due to payments received on royalties related to agricultural protection products as well as a decrease in value added taxes receivables in our German subsidiaries. Accrued expenses and other liabilities decreased $5,834 due to a decline in advance payments from customers. Our cash position at June 30, 2011 decreased $2,186 from the amount at June 30, 2010.  Operating activities for the year ended June 30, 2011 provided cash of $14,038 as compared to a use of cash of $15,499 for the comparable 2010 period. The $14,038 was comprised of $8,968 in net income, $4,089 derived from adjustments for non-cash items and a net $981 increase from changes in operating assets and liabilities.

Investing activities for the year ended June 30, 2013 used cash of $1,451, primarily related to the purchases of investments of $2,698 and payments for intangible assets and property and equipment of $2,527, offset by proceeds received upon sale of investments of $2,029 and distributions of $1,745 from a joint venture. Investing activities for the year ended June 30, 2012 used cash of $42 primarily related to purchases of investments, property and equipment and intangible assets offset by sales of investments and distributions from a joint venture. Investing activities for the year ended June 30, 2011 used cash of $69,200 primarily related to $64,211 payment for the net assets of Rising. In addition, $5,425 related to purchases of property and equipment and $2,053 for intangible assets.

Financing activities for the year ended June 30, 2013 used cash of $14,306 primarily from $23,696 of repayment of bank borrowings and $6,016 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $10,000 and $6,257 proceeds received from exercise of stock options. Financing activities for the year ended June 30, 2012 used cash of $15,295, primarily from $9,232 of bank loan repayments and the payment of dividends of $5,331.  In addition, the Company paid $1,500 of deferred consideration to the sellers of Rising. Financing activities for the year ended June 30, 2011 provided cash of $49,974 primarily from $50,500 of bank loans and $3,947 of proceeds from a mortgage, offset by the payment of dividends of $5,206.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At June 30, 2013, the Company had available lines of credit with foreign financial institutions totaling $8,665, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2013, the Company borrowed Revolving Loans aggregating $4,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.06% at June 30, 2013.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2013, the remaining amount outstanding under the original amortizing Term Loan is $24,500 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at June 30, 2013.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At June 30, 2013, we had utilized $28,578 in bank loans and letters of credit, leaving $35,922 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2013.

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

Working Capital Outlook

Working capital was $128,393 at June 30, 2013, versus $118,328 at June 30, 2012.  In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,561 over the next fiscal year.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 to be paid not later than fifty-six days following the third anniversary of the closing date of the purchase and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2013, the Company has accrued $5,346 related to this contingent consideration, with $1,500 anticipated to be paid in the fourth quarter of fiscal 2014.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2013, we had no significant obligations for capital expenditures.

At June 30, 2013, contractual cash obligations and other commercial commitments were as follows:

	Payments Due and/or Amount of Commitment (Expiration per Period)

		Less than	1-3	3-5	After
	Total	1 year	Years	Years	5 years

Long-term debt obligations (a)	$32,069	$11,714	$17,394	$394	$2,567

Operating leases	4,440	1,465	1,774	1,024	177

Commercial letters of credit	78	78	-	-	-

Standby letters of credit	1,013	1,013	-	-	-

Unconditional purchase obligations	73,770	73,738	32	-	-

Total	$111,370	$88,008	$19,200	$1,418	$2,744

(a) Long-term debt obligations are comprised of various loans. Interest is not included in the above table as the majority of the debt is variable in nature. As of June 30, 2013, interest on these variable loans was 2.06%.

Other significant commitments and contingencies include the following:

1.
A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,561 through fiscal 2014, of which $0 and $242 has been accrued as of June 30, 2013 and June 30, 2012.

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

3.
The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation commenced in fiscal 2010, and as of June 30, 2013 and June 30, 2012, a liability of $7,166 and $7,566, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. In accordance with the contract, BASF paid $550 related to past response costs and will pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2013 and June 30, 2012 is $3,225 and $3,405, respectively, which is included in the accompanying consolidated balance sheets.

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

6.
On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. While the impact of the resolution of the matter, including any legal and other associated costs, on the Company’s consolidated results of operations in a particular reporting period is not known at this time, after a detailed review and careful analysis of the allegations, AACC strongly denies the allegations, believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

34

7.
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

8.
In connection with the Rising acquisition, the purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2013, the Company has accrued $5,346 related to this contingent consideration. In the third and fourth quarters of fiscal 2013, the Company recorded additional contingent consideration of $2,840 and $404, respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Income for the year ended June 30, 2013. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

Impact of New Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for the Company in fiscal 2013 and earlier adoption is permitted. The Company adopted ASU 2011-08 in fiscal 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $2,144 at June 30, 2013.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2013, we had foreign currency contracts outstanding that had a notional amount of $59,316.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2013, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2013, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2013, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,017.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2013, is $258. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2013, was effective.

Our internal control over financial reporting as of June 30, 2013, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Aceto Corporation’s internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013 and our report dated August 29, 2013, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
August 29, 2013

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

39

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

41

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

10.18
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.19
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

10.20
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.21
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.22
Employment Agreement, dated as of December 31, 2010, by and between Ronald Gold and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.23
Employment Agreement, dated as of December 31, 2010, by and between David B. Rosen and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.24	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.25	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.26
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.27	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.28
Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.29
Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.30
Amendment No. 3, dated as of May 3, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.31
Amendment No. 4, dated as of June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.32
Amendment No. 5, dated as of June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.33	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.34	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.35	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.36	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.37	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.38
Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.39
Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.40
Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.41
Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.42
Change in Control Agreement by and between Aceto Corporation and Roger G. Weaving, Jr., dated as of July 2, 2012 (incorporated by reference to Exhibit 10.51 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.43	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.44	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.45
Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.46
Amendment No. 6, dated as of December 31, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.47
Seventh Amendment, dated as of March 14, 2013 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.48
Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

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

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2013 and 2012

Consolidated statements of income for the years ended June 30, 2013, 2012 and 2011

Consolidated statements of comprehensive income for the years ended June 30, 2013, 2012 and 2011

Consolidated statements of cash flows for the years ended June 30, 2013, 2012 and 2011

Consolidated statements of shareholders’ equity for the years ended June 30, 2013, 2012 and 2011

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation
Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2013 and 2012 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2013.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 29, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
August 29, 2013

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2013 AND 2012
(in thousands, except per-share amounts)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$33,231	$24,862
Investments	2,144	1,518
Trade receivables: less allowance for doubtful accounts (2013, $1,294; 2012; $887)	90,108	74,744
Other receivables	5,283	2,979
Inventory	83,849	84,687
Prepaid expenses and other current assets	2,984	2,231
Deferred income tax asset, net	701	948
Total current assets	218,300	191,969

Property and equipment, net	11,410	11,705
Property held for sale	4,058	3,752
Goodwill	33,526	33,495
Intangible assets, net	40,831	45,251
Deferred income tax asset, net	8,055	4,719
Other assets	7,250	8,389

TOTAL ASSETS	$323,430	$299,280

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$11,714	$6,713
Accounts payable	39,222	42,007
Accrued expenses	38,971	24,921
Total current liabilities	89,907	73,641

Long-term debt	20,355	39,052
Long-term liabilities	13,413	12,943
Environmental remediation liability	5,109	5,633
Deferred income tax liability	6	8
Total liabilities	128,790	131,277

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 27,831 and 26,937 shares issued and outstanding at June 30, 2013 and 2012, respectively	278	269
Capital in excess of par value	72,845	64,071
Retained earnings	118,615	102,344
Accumulated other comprehensive income	2,902	1,319
Total shareholders’ equity	194,640	168,003

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$323,430	$299,280

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

	2013	2012	2011

Net sales	$499,690	$444,388	$412,428
Cost of sales	401,419	362,356	346,590
Gross profit	98,271	82,032	65,838

Selling, general and administrative expenses	63,855	56,666	49,288
Operating income	34,416	25,366	16,550

Other income (expense):
Interest expense	(2,122)	(2,627)	(1,570)
Interest and other income, net	2,256	2,001	1,982
	134	(626)	412

Income before income taxes	34,550	24,740	16,962
Provision for income taxes	12,222	7,759	7,994
Net income	$22,328	$16,981	$8,968

Basic income per common share	$0.83	$0.64	$0.35

Diluted income per common share	$0.81	$0.63	$0.34

Weighted average shares outstanding:
Basic	27,050	26,587	25,906
Diluted	27,450	26,812	26,098

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands)

	2013	2012	2011

Net income	$22,328	$16,981	$8,968

Other comprehensive income:
Foreign currency translation adjustments	1,447	(6,164)	7,120
Change in fair value of interest rate swaps	169	(94)	(333)
Defined benefit plans	(33)	(166)	3

Comprehensive income	$23,911	$10,557	$15,758

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands)
	2013	2012	2011

Operating activities:
Net income	$22,328	$16,981	$8,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,944	6,942	5,502
Provision for doubtful accounts	409	211	172
Non-cash stock compensation	1,788	1,168	854
Unrealized gain on trading securities	-	-	(140)
Deferred income taxes	(2,649)	(1,777)	(675)
Earnings on equity investment in joint venture	(1,790)	(1,598)	(1,624)
Contingent consideration	3,244	761	-
Changes in assets and liabilities:
Trade receivables	(14,985)	5,711	1,915
Other receivables	(2,685)	1,446	7,659
Inventory	1,632	(9,926)	2,224
Prepaid expenses and other current assets	(694)	(594)	500
Other assets	610	756	(325)
Accounts payable	(3,228)	(978)	2,473
Accrued expenses and other liabilities	12,807	(5,834)	(13,465)
Net cash provided by operating activities	23,731	13,269	14,038
Investing activities:
Payment for net assets of business acquired	-	-	(64,211)
Purchases of investments	(2,698)	(1,155)	(468)
Sales of investments	2,029	475	-
Distributions from joint venture	1,745	1,712	1,807
Payments received on notes receivable	-	350	750
Proceeds from sale of intangible assets	-	400	400
Payments for intangible assets	(1,505)	(726)	(2,053)
Purchases of property and equipment, net	(1,022)	(1,098)	(5,425)
Net cash used in investing activities	(1,451)	(42)	(69,200)

Financing activities:
Proceeds from exercise of stock options	6,257	620	616
Excess income tax benefit on stock option exercises and restricted stock	619	148	117
Payment of cash dividends	(6,016)	(5,331)	(5,206)
Payment of deferred consideration	(1,470)	(1,500)	-
Proceeds from mortgage	-	-	3,947
Borrowings of bank loans	10,000	-	65,050
Repayment of bank loans	(23,696)	(9,232)	(14,550)
Net cash (used in) provided by financing activities	(14,306)	(15,295)	49,974

Effect of foreign exchange rate changes on cash	395	(1,734)	3,002

Net increase (decrease) in cash and cash equivalents	8,369	(3,802)	(2,186)
Cash and cash equivalents at beginning of period	24,862	28,664	30,850
Cash and cash equivalents at end of period	$33,231	$24,862	$28,664

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

							Accumulated
			Capital in				Other
	Common Stock		Excess of	Retained	Treasury Stock		Comprehensive
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income	Total
Balance at June 30, 2010	25,644	$256	$53,686	$86,958	(229)	($2,209)	$953	$139,644
Net income	-	-	-	8,968	-	-	-	8,968
Foreign currency translation adjustments	-	-	-	-	-	-	7,120	7,120
Defined benefit plans, net of tax of $2	-	-	-	-	-	-	3	3
Change in fair value of interest rate swaps	-	-	-	-	-	-	(333)	(333)
Stock issued pursuant to employee stock incentive plans	-	-	(33)	-	11	99	-	66
Issuance of restricted stock, including dividends and net of forfeitures	-	-	(919)	-	96	931	-	12
Dividends declared ($0.20 per share)	-	-		(5,213)	-	-	-	(5,213)
Stock issued in connection with the Rising acquisition	1,000	10	8,990	-	-	-	-	9,000
Share-based compensation	-	-	821	-	-	-	-	821
Exercise of stock options	-	-	(333)	-	98	949	-	616
Tax benefit from employee stock incentive plans	-	-	117	-	-	-	-	117
Balance at June 30, 2011	26,644	$266	$62,329	$90,713	(24)	($230)	$7,743	$160,821

Net income	-	-	-	16,981	-	-	-	16,981
Foreign currency translation adjustment	-	-	-	-	-	-	(6,164)	(6,164)
Defined benefit plans, net of tax of $78	-	-	-	-	-	-	(166)	(166)
Change in fair value of interest rate swaps	-	-	-	-	-	-	(94)	(94)
Stock issued pursuant to employee stock incentive plans	8	-	49	-	-	-	-	49
Issuance of restricted stock, including dividends and net of forfeitures	118	1	(220)	-	23	220	-	1
Dividends declared ($0.20 per share)	-	-	-	(5,350)	-	-	-	(5,350)
Share-based compensation	-	-	1,157	-	-	-	-	1,157
Exercise of stock options	167	2	608	-	1	10	-	620
Tax benefit from employee stock incentive plans	-	-	148	-	-	-	-	148
Balance at June 30, 2012	26,937	$269	$64,071	$102,344	-	-	$1,319	$168,003

Net income	-	-	-	22,328	-	-	-	22,328
Foreign currency translation adjustment	-	-	-	-	-	-	1,447	1,447
Defined benefit plans, net of tax of $16	-	-	-	-	-	-	(33)	(33)
Change in fair value of interest rate swaps	-	-	-	-	-	-	169	169
Stock issued pursuant to employee stock incentive plans	9	-	82	-	-	-	-	82
Issuance of restricted stock, including dividends and net of forfeitures	145	2	(2)	-	-	-	-	-
Dividends declared ($0.22 per share)	-	-	-	(6,057)	-	-	-	(6,057)
Share-based compensation	-	-	1,777	-	-	-	-	1,777
Exercise of stock options	740	7	6,298	-	-	-	-	6,305
Tax benefit from employee stock incentive plans	-	-	619	-	-	-	-	619
Balance at June 30, 2013	27,831	$278	$72,845	$118,615	-	-	$2,902	$194,640

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2013 and June 30, 2012 is $115 and $91, respectively, of restricted cash.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2013 and 2012 are as follows:

	2013	2012
Cumulative foreign currency translation adjustments	$3,257	$1,810
Fair value of interest rate swaps	(258)	(427)
Defined benefit plans, net of tax	(97)	(64)
Total	$2,902	$1,319

The foreign currency translation adjustments for the year ended June 30, 2013 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

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

On August 28, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on September 27, 2013 to shareholders of record as of September 16, 2013.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

Revenue Recognition

The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss to the customer.  The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers.

Sales are recorded net of estimated returns of damaged goods from customers, which historically have been immaterial, and sales incentives offered to customers.  Sales incentives include volume incentive rebates.  The Company records volume incentive rebates based on the underlying revenue transactions that result in progress by the customer in earning the rebate. In addition, upon each sale, estimates of rebates, chargebacks, returns, government reimbursed rebates, and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments to either liabilities or reserve for price concessions. Management has the experience and access to relevant information that they believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjust its reserves accordingly, if and when actual experience differs from previous estimates.

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2013, 2012 and 2011:

	2013	2012	2011

Weighted average shares outstanding	27,050	26,587	25,906

Dilutive effect of stock options and restricted stock awards and units	400	225	192

Diluted weighted average shares outstanding	27,450	26,812	26,098

There were 424, 1,340 and 1,475 common equivalent shares outstanding as of June 30, 2013, 2012 and 2011, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

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

The components of property and equipment were as follows:

	June 30, 2013	June 30, 2012	Estimated useful life (years)
Machinery and equipment	$865	$933	3-7
Leasehold improvements	686	586	Shorter of asset life or lease term
Computer equipment and software	4,067	3,555	3-5
Furniture and fixtures	2,144	1,993	5-10
Automobiles	196	198	3
Building	8,692	8,512	20
Land	1,983	1,995	-
	18,633	17,772
Accumulated depreciation and amortization	7,223	6,067
	$11,410	$11,705

Property held for sale represents land and land improvements of $4,058 and $3,752 at June 30, 2013 and 2012, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $1,315, $1,317 and $1,034 for the years ended June 30, 2013, 2012, and 2011 respectively.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment. This adoption did not have a material impact on the Company’s consolidated financial statements.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

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

(3) Business Combinations

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”),  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase was approximately $73,317 which was comprised of the issuance of 1,000 shares of Aceto common stock, valued at $9,000, cash payment of approximately $58,817 and approximately $5,500 liability, subsequently paid to Rising, to satisfy bulk sales tax obligation.  In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 to be paid not later than fifty-six days following the third anniversary of the closing date of the purchase and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase.

The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2013, the Company has accrued $5,346 related to this contingent consideration. In the third and fourth quarters of fiscal 2013, the Company recorded additional contingent consideration of $2,840 and $404, respectively, which is included in selling, general and administrative expenses in the accompanying Consolidated Statements of Income for the fiscal year ended June 30, 2013. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2013		June 30, 2012
	Fair Value	Cost Basis	Fair Value	Cost Basis

Held to Maturity Investments
Time deposits	$2,144	$2,016	$1,518	$1,518

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and is available for current operations.

Unrealized gains on trading securities were $0, $0, and $140 for fiscal 2013, 2012 and 2011, respectively.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

     Level 1 –   Quoted market prices in active markets for identical assets or liabilities;

     Level 2 –   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

     Level 3 –   Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2013 the Company had foreign currency contracts outstanding that had a notional amount of $59,316. Unrealized (losses) gains on hedging activities for the years ended June 30, 2013, 2012, and 2011, amounted to ($160), ($560) and $160, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2013, is $258. The remaining balance of this derivative as of June 30, 2013 is $12,125. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of June 30, 2013 and 2012 the Company had $5,346 and $1,779, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach. The changes in contingent consideration relates to accrued interest expense of $323 and additional contingent consideration of $3,244 for the Rising acquisition, recorded in the third and fourth  quarters of 2013.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2013 and 2012:

	Fair Value Measurements at June 30, 2013 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$856	-	$856

Investments:
Time deposits	-	2,144	-	2,144

Foreign currency contracts-assets (1)	-	14	-	14
Foreign currency contracts-liabilities (2)	-	173	-	173
Derivative liability for interest rate swap (3)	-	258	-	258
Contingent consideration (4)	-	-	$5,346	5,346

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2013.
(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2013.
(3)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2013.
(4)	$1,500 included in “Accrued expenses” and $3,846 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2013.

	Fair Value Measurements at June 30, 2012 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$814	-	$814

Investments:
Time deposits	-	1,518	-	1,518

Foreign currency contracts-assets (5)	-	138	-	138
Foreign currency contracts-liabilities (6)	-	661	-	661
Derivative liability for interest rate swap (7)	-	427	-	427
Contingent consideration (7)	-	-	$1,779	1,779

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2012.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2012.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2012.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(6)  Goodwill and Other Intangible Assets

As of June 30, 2013 and June 30, 2012, there was goodwill of $33,526 and $33,495, respectively, of which $31,739 relates to the Rising acquisition, which is part of the Human Health reportable segment and the remainder relates to the Pharmaceutical Ingredients reportable segment.  In fiscal 2013, the change in goodwill is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Intangible assets subject to amortization as of June 30, 2013 and 2012 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2013

Customer relationships	$7,320	$3,946	$3,374
Trademarks	1,700	1,215	485
Product rights and related intangibles	34,346	6,767	27,579
License agreements	5,938	2,715	3,223
EPA registrations and related data	11,523	6,325	5,198
Technology-based intangibles	155	74	81
	$60,982	$21,042	$39,940

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2012

Customer relationships	$7,226	$3,435	$3,791
Trademarks	1,700	729	971
Product rights and related intangibles	33,221	4,105	29,116
License agreements	5,938	1,789	4,149
EPA registrations and related data	11,535	5,285	6,250
Technology-based intangibles	155	52	103
	$59,775	$15,395	$44,380

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

As of June 30, 2013 and June 30, 2012, the Company also had $891 and $871, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.  The changes in trademarks with indefinite lives and the change in the gross carrying value of customer relationships are attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $5,629, $5,625 and $4,468 for the years ended June 30, 2013, 2012 and 2011, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2014 through June 30, 2019 are as follows:  2014: $5,766; 2015: $5,252; 2016: $5,195; 2017: $4,446; 2018: $3,682 and 2019 and thereafter: $15,599.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2013 and 2012 were as follows:

	2013	2012
Accrued compensation	$7,351	$6,043
Accrued environmental remediation costs-current portion	2,058	1,933
Reserve for price concessions	10,139	5,633
Other accrued expenses	19,423	11,312
	$38,971	$24,921

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation has commenced in fiscal 2010, and as of June 30, 2013 and June 30, 2012, a liability of $7,166 and $7,566, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2013 and June 30, 2012 is $3,225 and $3,405, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
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

(9) Debt

Long-term debt

	June 30,
	2013	2012

Revolving bank loans	$4,000	$11,000
Term bank loans	24,500	31,000
Mortgage	3,569	3,765
	32,069	45,765
Less current portion	11,714	6,713
	$20,355	$39,052

Credit Facilities

On December 31, 2010, the Company entered into a new Credit Agreement (the “Credit Agreement”) with two domestic financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of June 30, 2013, the Company borrowed Revolving Loans aggregating $4,000, which loans are Adjusted LIBOR Loans at an interest rate of 2.06% at June 30, 2013.  The Credit Agreement also allows for the borrowing up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of June 30, 2013, the remaining amount outstanding under the original amortizing Term Loan is $24,500 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.06% at June 30, 2013.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

As such, the Company has classified $7,500 of the Term Loan as short-term in the consolidated balance sheet at June 30, 2013. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $78 and $199 as of June 30, 2013 and June 30, 2012, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at June 30, 2013.

The Company has available lines of credit with foreign financial institutions. At June 30, 2013, the Company had available lines of credit with foreign financial institutions totaling $8,665.   At June 30, 2012, the Company had available lines of credit with foreign financial institutions totaling $8,378. The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at a fixed rate of 5.0% at June 30, 2013, 5.5% at June 30, 2012 and LIBOR plus 0.75% in prior years, which was 0.94% at June 30, 2011.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $28,500 in bank loans and $78 in letters of credit leaving an unused facility of $44,587 at June 30, 2013.  At June 30, 2012 the Company had $42,000 in bank loans and $199 in letters of credit leaving an unused facility of $37,179.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2014	$11,714
2015	10,697
2016	6,697
2017	197
2018	197
Thereafter	2,567

$32,069

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(10)  Stock Based Compensation Plans

At the annual meeting of shareholders of the Company, held on December 6, 2012, the Company’s shareholders approved the amended and restated Aceto Corporation 2010 Equity Participation Plan (2010 Plan).  Under the 2010 Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees, non-employee directors and consultants of the Company, including the chief executive officer, chief financial officer and other named executive officers.  The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the 2010 Plan will not exceed, in the aggregate, 5,250 shares. In addition, restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant.  Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock.  The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years.  The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

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

In fiscal years 2012 and 2011, the Company granted 217 and 240, stock options, respectively, to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the 2010 Plan.  These options vest over three years and have a term of ten years from the date of grant.  There were no stock options granted in fiscal year 2013.

As of June 30, 2013, there were 3,315 and 14 shares of common stock available for grant under the 2010 and 2007 Plans, respectively.

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company’s shareholders in December 2002.  The 2002 Plan expired in December 2012.  Outstanding options survive the expiration of the 2012 Plan.

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

The following summarizes the shares of common stock under options for all plans at June 30, 2013, 2012 and 2011, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2010	1,913	$8.51
Granted	240	7.76
Exercised	(98)	6.28
Forfeited (including cancelled options)	(96)	9.82
Balance at June 30, 2011	1,959	$8.46
Granted	217	6.10
Exercised	(168)	4.33
Forfeited (including cancelled options)	(193)	9.68
Balance at June 30, 2012	1,815	$8.47
Granted	-	-
Exercised	(740)	8.43
Forfeited (including cancelled options)	(115)	9.55
Balance at June 30, 2013	960	$8.36	$5,347
Options exercisable at June 30, 2013	762	$8.82	$3,897

The total intrinsic value of stock options exercised during the years ended June 30, 2013, 2012 and 2011 was approximately $2,047, $690 and $178, respectively.   At June 30, 2013, outstanding options had expiration dates ranging from August 2013 to December 2021.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2013, 2012 and 2011, restricted stock awarded and premium shares vested of 9, 8 and 11 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $82, $49 and $66, respectively.  The related non-cash compensation expense related to the vesting of premium shares during the year was $11, $11 and $33 in fiscal 2013, 2012 and 2011, respectively.  Additionally, non-cash compensation expense of $324, $333 and $186 was recorded in fiscal 2013, 2012 and 2011, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. Included in the year ended June 30, 2012 stock-based compensation expense for stock options was approximately $11, related to the modification of certain stock options. As of June 30, 2013, the total unrecognized compensation cost related to option awards is $241.

The following summarizes the non-vested stock options at June 30, 2013 and the activity with respect to non-vested options for the year ended June 30, 2013:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2012	343	$2.38
Granted	-	-
Vested	(135)	2.45
Forfeited	(10)	2.53
Non-vested at June 30, 2013	198	$2.32

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

There were no stock options granted during fiscal 2013. The per-share weighted-average fair value of stock options granted during 2012 and 2011 was $2.07 and $2.88, respectively, on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011

Expected life	5.7 years	5.7 years
Expected volatility	48.1%	48.8%
Risk-free interest rate	1.59%	1.95%
Dividend yield	3.24%	2.58%

During the year ended June 30, 2013, the Company granted 120 shares of restricted common stock to its employees that vest over three years and 25 shares of restricted common stock to its non-employee directors, which vest over one year. In addition, the Company also issued a target grant of 84 performance-vested restricted stock units, which grant could be as much as 126 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the years ended June 30, 2013, 2012 and  2011, the Company recorded non-cash stock-based compensation expense of approximately $1,453, $824, and $635, respectively,  which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $1,841 at June 30, 2013 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.4 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2013, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	276	$6.76
Granted	233	9.13
Vested	(93)	6.63
Forfeited	(5)	6.95
Non-vested at June 30, 2013	411	$8.13

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(11)  Interest and Other Income

Interest and other income during fiscal 2013, 2012 and 2011 was comprised of the following:

	2013	2012	2011
Dividends	$228	$139	$208
Interest	185	184	154
Net gain on investments	-	-	140
Foreign government subsidies received	17	41	41
Joint venture equity earnings	1,790	1,598	1,624
Foreign currency losses	(105)	(74)	(215)
Rental income	82	-	-
Miscellaneous income	59	113	30
	$2,256	$2,001	$1,982

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2013	2012	2011
Domestic operations	$21,181	$16,418	$7,039
Foreign operations	13,369	8,322	9,923
	$34,550	$24,740	$16,962

The components of the provision for income taxes are as follows:

	2013	2012	2011
Federal:
Current	$9,428	$6,533	$5,342
Deferred	(2,011)	(1,476)	(561)
State and local:
Current	1,568	716	634
Deferred	(628)	(277)	(162)
Foreign:
Current	3,875	2,287	2,693
Deferred	(10)	(24)	48
	$12,222	$7,759	$7,994

Income taxes payable, which is included in accrued expenses, was $3,956 and $800 at June 30, 2013 and 2012, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2013 and 2012 are presented below:

	2013	2012
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$102	$302
Accrued deferred compensation	2,791	2,429
Accrual for acquisition costs not currently deductible	-	337
Accrual for sales deductions not currently deductible	2,989	1,528
Additional inventoried costs for tax purposes	206	255
Allowance for doubtful accounts receivable	139	134
Depreciation and amortization	2,690	1,438
Accrual for payments to former senior management and other personnel related costs	57	159
Contingent consideration	1,949	489
Foreign deferred tax assets	246	-
Domestic net operating loss carryforwards	200	200
Foreign net operating loss carryforwards	758	965
Total gross deferred tax assets	12,127	8,236
Valuation allowances	(958)	(946)
	11,169	7,290

Deferred tax liabilities:
Foreign deferred tax liabilities	(6)	(8)
Goodwill	(2,306)	(1,457)
Other	(107)	(166)
Total gross deferred tax liabilities	(2,419)	(1,631)

Net deferred tax assets	$8,750	$5,659

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2013 and 2012:

	2013	2012
Current deferred tax assets, net	$701	$948
Non-current deferred tax assets, net	8,055	4,719
Current deferred tax liabilities	-	-
Non current deferred tax liabilities	(6)	(8)
Net deferred tax assets	$8,750	$5,659

The net change in the total valuation allowance for the year ended June 30, 2013 was an increase of $12. The net change in the total valuation allowance for the year ended June 30, 2012 was a decrease of $73.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2013, the Company will need to generate future taxable income of approximately $23,200.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $85,300 at June 30, 2013 since substantially all of these earnings are expected to be permanently reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. In connection with the Rising acquisition, the Company repatriated approximately $15,000 of cash from certain foreign subsidiaries, resulting in a tax charge of approximately $2,600 recorded during the year ended June 30, 2011.   The Company intends to permanently reinvest the remaining undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities, net of unrecognized foreign tax credits, is not practical to calculate because of the complexity of this hypothetical calculation.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2013, 2012 and 2011 follows:

	2013	2012	2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	3.0	3.0	2.4
Decrease (increase) in valuation allowance	-	0.2	(0.4)
Foreign tax rate differential	(2.1)	(3.0)	(4.4)
Impact of repatriation of non-US earnings	-	(2.1)	15.3
Other	(0.5)	(1.7)	(0.8)
Effective tax rate	35.4%	31.4%	47.1%

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2013 and June 30, 2012.  The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2009 (in the case of certain foreign tax returns, fiscal year 2008).

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(13)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2013, 2012 and 2011 was as follows:

	2013	2012	2011
Interest	$2,122	$2,628	$1,570
Income taxes, net of refunds	$11,054	$9,402	$8,307

In connection with the acquisition of Rising, the Company issued shares of Aceto common stock with a fair market value of $9,000, which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2011. The Company also had non-cash items excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2011 of $400, related to data filed with the United States Environmental Protection Agency.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company’s annual contribution per employee, which is at management’s discretion, is based on a percentage of the employee’s compensation. The Company’s provision for these defined contribution plans amounted to $1,725, $1,698 and $1,168 in fiscal 2013, 2012 and 2011, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  The accrued pension liability as of June 30, 2013 was $1,232.  The accrued pension liability as of June 30, 2012 was $1,138.   Net periodic pension costs, which consists principally of interest cost and service cost was $73 in fiscal 2013, $51 in fiscal 2012 and $54 in fiscal 2011.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 3.4%, 4.1% and 5.3% and a compensation increase rate of 1.7%, 1.5% and 1.3% were used in determining the actuarial present value of benefit obligations as of June 30, 2013, 2012 and 2011, respectively.

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

As of June 30, 2013, the Company recorded a liability under the Plans of $3,410 (of which $2,654 is included in long-term liabilities and $756 is included in accrued expenses) and an asset (included in other assets) of $2,880, primarily representing the cash surrender value of policies owned by the Company.  As of June 30, 2012, the Company recorded a liability under the Plans of $3,437 (of which $2,494 is included in long-term liabilities and $943 is included in accrued expenses) and an asset (included in other assets) of $3,086, primarily representing the cash surrender value of policies owned by the Company.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

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

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $78 and $199 as of June 30, 2013 and 2012, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance.   At June 30, 2013, one customer approximated 10% of net trade accounts receivable. At June 30, 2012, no single customer accounted for as much as 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2013, 2012 or 2011.

During the fiscal years ended June 30, 2013, 2012 and 2011, approximately 68%, 69% and 70%, respectively, of the Company’s purchases came from Asia and approximately 13%, 13% and 18%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $57,883 and $44,072, respectively at June 30, 2013.  Net assets located in Europe and Asia approximated $48,606 and $42,369, respectively at June 30, 2012.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2013, the Company has outstanding purchase obligations totaling $73,770 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The impact of the final resolution of these matters on the Company’s results of operations in a particular reporting period is not known.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. While the impact of the resolution of the matter, including any legal and other associated costs, on the Company’s consolidated results of operations in a particular reporting period is not known at this time, after a detailed review and careful analysis of the allegations, AACC strongly denies the allegations, believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation has commenced in fiscal 2010, and as of June 30, 2013 and June 30, 2012, a liability of $7,166 and $7,566, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2013 and June 30, 2012 is $3,225 and $3,405, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,561 through fiscal 2014, of which $0 and $242 has been accrued as of June 30, 2013 and June 30, 2012, respectively.

The Company leases office facilities in the United States, the Netherlands, Germany, France and Singapore expiring at various dates between December 2013 and December 2017.

At June 30, 2013, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2014	$1,465
2015	1,041
2016	733
2017	692
2018	332
Thereafter	177
$4,440

Total rental expense amounted to $1,169, $992 and $1,562 for fiscal 2013, 2012 and 2011, respectively.

(17) Related Party Transactions

The Company has purchased inventory and incurred product development costs from a company that is partially owned by two of its executive officers. In addition, Aceto purchases product development costs from an affiliate of this company that is partially owned by the two executive officers. Payments to these two related companies approximated $3,839, $3,082 and $1,326 in fiscals 2013, 2012 and 2011, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

One director of the Company is affiliated with a law firm that served as legal counsel to the Company on various corporate matters.  During fiscal 2012 and 2011, the Company incurred legal fees of $3 and $195, respectively, for services rendered to the Company by this law firm.  In addition, a former director under his capacity as a board member was affiliated with a law firm that served as legal counsel to the Company on various corporate matters.  During fiscal 2011, the Company incurred legal fees of $32, for services rendered to the Company by this law firm. The Company believes that the fees charged by both of these firms were at rates comparable to rates obtainable from other firms for similar services. The Company did not utilize the services of these law firms in fiscal 2013.

During fiscal 2013, 2012 and 2011, the Company purchased inventory from its joint venture in the amount of $2,635, $2,554 and $2,332, respectively.

(18) Other Recent Accounting Pronouncements

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
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

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

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$129,667	$184,852	$185,171	$-	$499,690
Gross profit	39,306	31,367	27,598	-	98,271
Income before income taxes	17,276	13,294	10,400	(6,420)	34,550

2012
Net sales	$105,249	$162,998	$176,141	$-	$444,388
Gross profit	29,932	25,472	26,628	-	82,032
Income before income taxes	11,683	8,066	10,570	(5,579)	24,740

2011
Net sales	$69,856	$149,340	$193,232	$-	$412,428
Gross profit	15,534	23,897	26,407	-	65,838
Income before income taxes	2,898	7,294	10,198	(3,428)	16,962

Net sales and gross profit by source country for the years ended June 30, 2013, 2012 and 2011 were as follows:

	Net Sales			Gross Profit
	2013	2012	2011	2013	2012	2011
United States	$326,247	$289,630	$260,686	$68,964	$58,733	$42,472
Germany	92,053	82,600	78,044	19,688	14,303	14,353
Netherlands	14,513	13,738	15,451	1,693	1,706	1,712
France	38,475	33,143	32,718	4,608	3,885	3,560
Asia-Pacific	28,402	25,277	25,529	3,318	3,405	3,741
Total	$499,690	$444,388	$412,428	$98,271	$82,032	$65,838

Sales generated from the United States to foreign countries amounted to $36,976, $37,892 and $26,775 for the fiscal years ended June 30, 2013, 2012 and 2011, respectively.

Long-lived assets by geographic region as of June 30, 2013 and June 30, 2012 were as follows:

	Long-lived assets
	2013	2012
United States	$80,870	$85,650
Europe	2,684	2,388
Asia-Pacific	2,213	2,413
Total	$85,767	$90,451

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2013, 2012 AND 2011
(in thousands, except per-share amounts)

(20)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2013 and 2012.

	For the quarter ended
Fiscal year ended June 30, 2013	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net sales	$111,748	$113,956	$150,871	$123,115
Gross profit	21,505	20,708	31,527	24,531
Net income	4,820	4,513	7,593	5,402

Net income per diluted share	$0.18	$0.17	$0.28	$0.19

	For the quarter ended
Fiscal year ended June 30, 2012	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012
Net sales	$101,317	$110,707	$121,415	$110,949
Gross profit	18,519	20,644	22,155	20,714
Net income	3,033	4,588	5,379	3,981

Net income per diluted share	$0.11	$0.17	$0.20	$0.15

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2013, 2012 and 2011 (dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2013
Allowance for doubtful accounts	$887	$409	-	$2	(a)	$1,294
Year ended June 30, 2012
Allowance for doubtful accounts	$682	$211	-	$6	(a)	$887
Year ended June 30, 2011
Allowance for doubtful accounts	$1,098	$172	-	$588	(a)	$682

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

Date: August 29, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Salvatore Guccione	President and Chief Executive Officer	08-29-13
Salvatore Guccione	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	08-29-13
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Albert L. Eilender	Chairman	08-29-13
Albert L. Eilender

/s/Robert Wiesen	Director	08-29-13
Robert Wiesen

/s/Hans C. Noetzli	Director	08-29-13
Hans C. Noetzli

/s/William N. Britton	Director	08-29-13
William Britton

/s/ Richard P. Randall	Director	08-29-13
Richard P. Randall

/s/ Natasha Giordano	Director	08-29-13
Natasha Giordano

EXHIBIT INDEX

Exhibit Number	Description

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

80

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

81

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

10.18
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.19
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

82

10.20
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.21
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.22
Employment Agreement, dated as of December 31, 2010, by and between Ronald Gold and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.5 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.23
Employment Agreement, dated as of December 31, 2010, by and between David B. Rosen and Sun Acquisition Corp. (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2010).

10.24	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.25	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.26
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.27	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.28
Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.29
Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.30
Amendment No. 3, dated as of  May 3, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.31
Amendment No. 4, dated as of June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

83

10.32
Amendment No. 5, dated as of  June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.33	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.34	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.35	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.36	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.37	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.38
Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.39
Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.40
Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.41
Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.42
Change in Control Agreement by and between Aceto Corporation and Roger G. Weaving, Jr., dated as of July 2, 2012 (incorporated by reference to Exhibit 10.51 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.43	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.44	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.45
Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

84

10.46
Amendment No. 6, dated as of December 31, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.47
Seventh Amendment, dated as of March 14, 2013 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.48
Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

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

85