Form 10-Q
period 2013-09-30
ACETO CORP
filed 2013-11-08
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

Yes ☐  No ☒

The registrant had 28,135,375 shares of common stock outstanding as of November 1, 2013.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2013

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	September 30, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,058	$33,231
Investments	2,165	2,144
Trade receivables, less allowance for doubtful accounts (September, $1,427; June, $1,294)	93,197	90,108
Other receivables	6,590	5,283
Inventory	87,266	83,849
Prepaid expenses and other current assets	3,885	2,984
Deferred income tax asset, net	726	701
Total current assets	228,887	218,300

Property and equipment, net	11,449	11,410
Property held for sale	4,058	4,058
Goodwill	33,563	33,526
Intangible assets, net	39,426	40,831
Deferred income tax asset, net	8,057	8,055
Other assets	7,822	7,250

TOTAL ASSETS	$333,262	$323,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,947	$11,714
Accounts payable	41,588	39,222
Accrued expenses	40,132	38,971
Total current liabilities	89,667	89,907

Long-term debt	18,306	20,355
Long-term liabilities	12,217	13,413
Environmental remediation liability	4,615	5,109
Deferred income tax liability	19	6
Total liabilities	124,824	128,790

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 28,135 and 27,831 shares issued and outstanding at September 30, 2013 and June 30, 2013, respectively	281	278
Capital in excess of par value	74,911	72,845
Retained earnings	128,263	118,615
Accumulated other comprehensive income	4,983	2,902
Total shareholders’ equity	208,438	194,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$333,262	$323,430

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	September 30,
	2013	2012

Net sales	$129,261	$111,748
Cost of sales	95,527	90,243
Gross profit	33,734	21,505

Selling, general and administrative expenses	15,764	12,987
Research and development expenses	554	905
Operating income	17,416	7,613

Other income (expense):
Interest expense	(453)	(546)
Interest and other income, net	611	555
	158	9

Income before income taxes	17,574	7,622
Income tax provision	6,239	2,802
Net income	$11,335	$4,820

Net income per common share	$0.41	$0.18
Diluted net income per common share	$0.40	$0.18

Weighted average shares outstanding:
Basic	27,757	26,805
Diluted	28,390	27,229

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

4

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three Months Ended September 30,
	2013	2012

Net income	$11,335	$4,820

Other comprehensive income:
Foreign currency translation adjustments	2,050	1,042
Change in fair value of interest rate swaps	31	(5)

Comprehensive income	$13,416	$5,857

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended September 30,
	2013	2012
Operating activities:
Net income	$11,335	$4,820
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,774	1,725
Provision for doubtful accounts	70	37
Non-cash stock compensation	798	444
Deferred income taxes	6	(64)
Earnings on equity investment in joint venture	(313)	(324)
Changes in assets and liabilities:
Trade accounts receivable	(2,224)	(1,597)
Other receivables	(1,082)	618
Inventory	(2,356)	(484)
Prepaid expenses and other current assets	(826)	(548)
Other assets	(11)	(37)
Accounts payable	1,992	(4,273)
Accrued expenses and other liabilities	(1,153)	(3,259)
Net cash provided by (used in) operating activities	8,010	(2,942)

Investing activities:
Purchases of investments	(56)	(32)
Sales of investments	-	1,002
Payments for intangible assets	-	(171)
Purchases of property and equipment, net	(356)	(327)
Net cash (used in) provided by investing activities	(412)	472

Financing activities:
Payment of cash dividends	(1,665)	(1,477)
Proceeds from exercise of stock options	861	576
Excess tax benefit on stock option exercises and restricted stock	232	158
Borrowings of bank loans	-	4,000
Repayment of bank loans	(5,816)	(1,548)
Net cash (used in) provided by financing activities	(6,388)	1,709

Effect of exchange rate changes on cash	617	242

Net increase (decrease) in cash	1,827	(519)
Cash at beginning of period	33,231	24,862
Cash at end of period	$35,058	$24,343

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP.  Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2013.

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

During the three months ended September 30, 2013, the Company granted 199 shares of restricted common stock to its employees that vest over three years, as well as 32 restricted stock units that have varying vest dates from December 2013 through July 2015. In addition, the Company also issued a target grant of 131 performance-vested restricted stock units, which grant could be as much as 196 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

For the three months ended September 30, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $716 and $358 respectively, related to restricted common stock and restricted stock units. As of September 30, 2013, the total unrecognized compensation cost related to restricted stock awards and units is approximately $6,544.  There were no stock options granted in the three months ended September 30, 2013 and 2012. Total compensation expense related to stock options for the three months ended September 30, 2013 and 2012 was $79 and $83, respectively. As of September 30, 2013, the total unrecognized compensation cost related to option awards is $158.

(3)  Common Stock

On August 28, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on September 27, 2013 to shareholders of record as of September 16, 2013.

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2013	2012

Weighted average shares outstanding	27,757	26,805
Dilutive effect of stock options and restricted stock awards and units	633	424
Diluted weighted average shares outstanding	28,390	27,229

There were 0 and 587 common equivalent shares outstanding as of September 30, 2013 and 2012, respectively, that were not included in the calculation of diluted income per common share for the three months ended September 30, 2013 and 2012, respectively, because their effect would have been anti-dilutive.

(5) Debt

Long-term debt

	September 30, 2013	June 30, 2013

Term bank loans	$22,750	$24,500
Revolving bank loans	-	4,000
Mortgage	3,503	3,569
	26,253	32,069
Less current portion	7,947	11,714
	$18,306	$20,355

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010.  Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2013, there were no Revolving Loans outstanding. The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2013, the remaining amount outstanding under the original amortizing Term Loan is $22,750 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at September 30, 2013.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $7,750 of the Term Loan as short-term in the consolidated balance sheet at September 30, 2013. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $245 and $78 as of September 30, 2013 and June 30, 2013, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at September 30, 2013.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% as of September 30, 2013 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation commenced in fiscal 2010, and as of September 30, 2013 and June 30, 2013, a liability of $6,673 and $7,166, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2013 and June 30, 2013 is $3,003 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,501 through fiscal 2014.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”),  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of September 30, 2013, the Company has accrued $5,473 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2013 the Company had foreign currency contracts outstanding that had a notional amount of $64,378. Unrealized gains (losses) on hedging activities for the three months ended September 30, 2013 and 2012 was $381 and ($61), respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at September 30, 2013, is $227. The remaining balance of this derivative as of September 30, 2013 is $11,250.  Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of September 30, 2013 and June 30, 2013, the Company had $5,473 and $5,346, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2013 and June 30, 2013:

	Fair Value Measurements at September 30, 2013 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$867	-	$867

Investments:
Time deposits	-	2,165	-	2,165

Foreign currency contracts-assets (1)	-	461	-	461
Foreign currency contracts-liabilities (2)	-	81	-	81
Derivative liability for interest rate swap (3)	-	227	-	227
Contingent consideration (4)	-	-	$5,473	5,473

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013.
(2)          Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013.
(3)          Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013.
(4)	$3,000 included in “Accrued expenses” and $2,473 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2013.

	Fair Value Measurements at June 30, 2013 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$856	-	$856

Investments:
Time deposits	-	2,144	-	2,144

Foreign currency contracts-assets (5)	-	14	-	14
Foreign currency contracts-liabilities (6)	-	173	-	173
Derivative liability for interest rate swap (7)	-	258	-	258
Contingent consideration (8)	-	-	$5,346	5,346

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(8)	$1,500 included in “Accrued expenses” and $3,846 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three Months Ended September 30, 2013 and 2012:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$38,694	$48,424	$42,143	$-	$129,261
Gross profit	11,141	15,262	7,331	-	33,734
Income before income taxes	5,535	11,004	3,302	(2,267)	17,574

2012
Net sales	$26,409	$40,608	$44,731	$-	$111,748
Gross profit	8,103	6,576	6,826	-	21,505
Income before income taxes	3,119	2,553	3,085	(1,135)	7,622

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2013 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended September 30, 2013 and 2012, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2013.  These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 29, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 8, 2013

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE
SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2013 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $129,261 for the three months ended September 30, 2013, which represents a 15.7% increase from the $111,748 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2013 was $33,734 and our gross margin was 26.1% as compared to gross profit of $21,505 and gross margin of 19.2% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the three months ended September 30, 2013 increased to $15,764 from $12,987 which we reported in the prior period.  Our net income increased to $11,335, or $0.40 per diluted share, compared to net income of $4,820, or $0.18 per diluted share in the prior period.

Our financial position as of September 30, 2013 remains strong, as we had cash and cash equivalents and short-term investments of $37,223, working capital of $139,220 and shareholders’ equity of $208,438.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. In December 2010, we acquired certain assets of Rising Pharmaceuticals, Inc., a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. This was a natural extension of our successful business model which provides customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics.

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

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased dramatically, both domestically and internationally. We supply APIs to the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the ANDA for FDA approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto, has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

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

According to a September 16, 2013 Federal Reserve Statistical Release, in the second quarter of calendar year 2013, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, grew at an annual rate of 5.7%.

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

We believe the Company’s business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in nine countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2013 and 2012.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2013, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates. Since June 30, 2013, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

	Net Sales by Segment Three months ended September 30,

					Comparison 2013
	2013		2012		Over/(Under) 2012
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$38,694	29.9%	$26,409	23.6%	$12,285	46.5%
Pharmaceutical Ingredients	48,424	37.5	40,608	36.4	7,816	19.2
Performance Chemicals	42,143	32.6	44,731	40.0	(2,588)	(5.8)

Net sales	$129,261	100.0%	$111,748	100.0%	$17,513	15.7%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2013
	2013		2012		Over/(Under) 2012
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$11,141	28.8%	$8,103	30.7%	$3,038	37.5%
Pharmaceutical Ingredients	15,262	31.5	6,576	16.2	8,686	132.1
Performance Chemicals	7,331	17.4	6,826	15.3	505	7.4

Gross profit	$33,734	26.1%	$21,505	19.2%	$12,229	56.9%

Net Sales

Net sales increased $17,513, or 15.7%, to $129,261 for the three months ended September 30, 2013, compared with $111,748 for the prior period.  We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments, offset by a decrease in our Performance Chemicals business segment.

Human Health

Net sales for the Human Health segment increased by $12,285 for the three months ended September 30, 2013, to $38,694, which represents a 46.5% increase over net sales of $26,409 for the prior period, largely driven by an increase in sales of Rising products of $9,028 due to nine new generic product launches at Rising during fiscal 2013. In addition, we experienced an increase of $2,720 in domestic sales of nutritional products due to increased business for new products to existing customers.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $7,816 for the three months ended September 30, 2013, to $48,424, which represents a 19.2% increase over net sales of $40,608 for the prior period. Overall, the domestic Pharmaceutical Ingredients group had an increase of $10,151, when compared to the prior period. The primary reason for the increase is due to the large reorder of a recently launched API.  In addition, sales of intermediates, which represent key components used in the manufacture of certain drug products, have risen both in the United States and abroad by approximately $3,492 over the prior period.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $42,143 for the three months ended September 30, 2013, a decrease of $2,588 or 5.8%, from net sales of $44,731 for the prior period.   Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from decreased sales of a broad-spectrum herbicide.  In addition, there was a drop in domestic sales of pigment and miscellaneous intermediates, sold by our Specialty Chemicals business.

Gross Profit

Gross profit increased to $33,734 (26.1% of net sales) for the three months ended September 30, 2013, as compared to $21,505 (19.2% of net sales) for the prior period.

Human Health

Human Health’s gross profit of $11,141 for the three months ended September 30, 2013 increased $3,038, or 37.5%, over the prior period. The gross margin decreased to 28.8% for the three months ended September 30, 2013 compared to 30.7% for the prior period.  The increase in gross profit in the Human Health segment primarily relates to increased sales volume of Rising products. The decline in gross margin is predominantly due to unfavorable product mix on Rising products, specifically, aggressive competition in certain of its high volume products.

Pharmaceutical Ingredients

Gross profit for the three months ended September 30, 2013 for the Pharmaceutical Ingredients business increased by $8,686 or 132.1% over the prior period.  The gross margin of 31.5% was also higher than the prior period’s gross margin of 16.2%.  The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of certain API’s, which typically yield a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $7,331 for the three months ended September 30, 2013, versus $6,826 for the prior period, an increase of $505, or 7.4%.  The gross margin at 17.4% for the three months ended September 30, 2013 was higher than the prior period’s gross margin of 15.3%.  The increase in both gross profit and gross margin is due to a favorable product mix on Specialty Chemical products sold both domestically and abroad. In addition, even though there were decreased sales of a broad-spectrum herbicide, an agricultural protection product, the related margin of this product was low, therefore the gross margin has improved from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $2,777, or 21.4%, to $15,764 for the three months ended September 30, 2013 compared to $12,987 for the prior period. As a percentage of sales, SG&A was 12.2% for the three months ended September 30, 2013 versus 11.6% in the prior period. The primary reason for the increase in SG&A is due to additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance.

Research and Development Expenses

Research and development expenses (R&D) decreased $351 over the prior period to $554 for the three months ended September 30, 2013. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended September 30, 2013, operating income was $17,416 compared to $7,613 in the prior period, an increase of $9,803 or 128.8%.  This increase was due to the overall increase in gross profit of $12,229 and the decrease in R&D of $351 offset by the increase in SG&A of $2,777 from the comparable prior period.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2013 was 35.5% versus 36.8% for the prior period. The decrease in the effective tax rate was due to the expected mix of profits from lower tax rate jurisdictions in Europe compared to the United States in fiscal 2014.

Liquidity and Capital Resources

Cash Flows

At September 30, 2013, we had $35,058 in cash and cash equivalents, of which $26,310 was outside the United States, $2,165 in short-term investments, all of which is held outside the United States and $26,253 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $139,220 at September 30, 2013 versus $128,393 at June 30, 2013.  The $26,310 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for any  repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2013 increased $1,827 from the amount at June 30, 2013.  Operating activities for the three months ended September 30, 2013 provided cash of $8,010, for this period, as compared to cash used of $2,942 for the comparable period. The $8,010 was comprised of $11,335 in net income and $2,335 derived from adjustments for non-cash items less a net $5,660 decrease from changes in operating assets and liabilities. The non-cash items included $1,774 in depreciation and amortization expense, $313 of earnings on an equity investment in a joint venture and $798 in non-cash stock compensation expense. Trade accounts receivable increased $2,224 during the three months ended September 30, 2013, due predominantly to an increase in sales in this quarter as compared to the fourth quarter of fiscal 2013.  Inventories increased by approximately $2,356 and accounts payable increased by $1,992 due primarily to an increase in inventories in-transit for our agricultural protection products business related to an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses.  Our cash position at September 30, 2012 decreased $519 from the amount at June 30, 2012.  Operating activities for the three months ended September 30, 2012 used cash of $2,942, for this period, as compared to cash provided by operations of $5,913 for the comparable period. The $2,942 was comprised of $4,820 in net income and $1,818 derived from adjustments for non-cash items less a net $9,580 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2013 used cash of $412, primarily related to the purchases of property and equipment. Investing activities for the three months ended September 30, 2012 provided cash of $472, primarily related to sales of investments of $1,002 less payments for intangible assets and property and equipment of $498.

Financing activities for the three months ended September 30, 2013 used cash of $6,388 primarily from $5,816 of repayment of bank borrowings and $1,665 of payment of cash dividends.  This use of cash was offset by $861 proceeds received from exercise of stock options. Financing activities for the three months ended September 30, 2012 provided cash of $1,709, primarily from $4,000 of bank borrowings offset by $1,548 of repayments of bank borrowings and the payment of cash dividends of $1,477.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At September 30, 2013, the Company had available lines of credit with foreign financial institutions totaling $9,007, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of September 30, 2013, there were no Revolving Loans outstanding.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of September 30, 2013, the remaining amount outstanding under the original amortizing Term Loan is $22,750 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at September 30, 2013.

The Credit Agreement also provides that commercial letters of credit may be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At September 30, 2013, we had utilized $22,995 in bank loans and letters of credit, leaving $39,755 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2013.

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

Working Capital Outlook

Working capital was $139,220 at September 30, 2013 versus $128,393 at June 30, 2013. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable bears interest at 5.92% and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,501 over this fiscal year.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 to be paid not later than fifty-six days following the third anniversary of the closing date of the purchase and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of September 30, 2013, the Company has accrued $5,473 related to this contingent consideration, with $1,500 anticipated to be paid in the fourth quarter of fiscal 2014.

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

Investment Market Price Risk

We had short-term investments of $2,165 at September 30, 2013.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2013, we had foreign currency contracts outstanding that had a notional amount of $64,378.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2013 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On September 30, 2013, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of September 30, 2013, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,877.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2013, is $227. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2013, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2013.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- in “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2013 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2013 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

10.1	Aceto Corporation 2013 Senior Executive Retirement Plan

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

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

ACETO CORPORATION

DATE	November 8, 2013	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	November 8, 2013	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

