Form 10-Q
period 2013-12-31
ACETO CORP
filed 2014-02-07
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
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

Yes ☐  No ☒

The registrant had 28,380,006 shares of common stock outstanding as of February 3, 2014.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2013

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	December 31, 2013	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,967	$33,231
Investments	1,693	2,144
Trade receivables, less allowance for doubtful accounts (December 31, 2013, $1,285; June 30, 2013, $1,294)	87,966	90,108
Other receivables	5,663	5,283
Inventory	94,651	83,849
Prepaid expenses and other current assets	3,043	2,984
Deferred income tax asset, net	885	701
Total current assets	235,868	218,300

Property and equipment, net	11,443	11,410
Property held for sale	4,058	4,058
Goodwill	33,804	33,526
Intangible assets, net	38,894	40,831
Deferred income tax asset, net	8,106	8,055
Other assets	7,589	7,250

TOTAL ASSETS	$339,762	$323,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,197	$11,714
Accounts payable	40,066	39,222
Accrued expenses	41,710	38,971
Total current liabilities	89,973	89,907

Long-term debt	16,256	20,355
Long-term liabilities	11,183	13,413
Environmental remediation liability	4,319	5,109
Deferred income tax liability	9	6
Total liabilities	121,740	128,790

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 28,367 and 27,831 shares issued and outstanding at December 31, 2013 and June 30, 2013, respectively	284	278
Capital in excess of par value	78,304	72,845
Retained earnings	133,304	118,615
Accumulated other comprehensive income	6,130	2,902
Total shareholders’ equity	218,022	194,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$339,762	$323,430

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Six Months Ended
	December 31,
	2013	2012

Net sales	$245,769	$225,704
Cost of sales	185,051	183,491
Gross profit	60,718	42,213

Selling, general and administrative expenses	30,831	26,932
Research and development expenses	1,728	1,056
Operating income	28,159	14,225

Other income (expense):
Interest expense	(890)	(1,078)
Interest and other income, net	1,035	1,573
	145	495

Income before income taxes	28,304	14,720
Income tax provision	10,214	5,387
Net income	$18,090	$9,333

Net income per common share	$0.65	$0.35
Diluted net income per common share	$0.64	$0.34

Weighted average shares outstanding:
Basic	27,790	26,882
Diluted	28,404	27,272

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	December 31,
	2013	2012

Net sales	$116,508	$113,956
Cost of sales	89,524	93,248
Gross profit	26,984	20,708

Selling, general and administrative expenses	15,067	13,945
Research and development expenses	1,174	151
Operating income	10,743	6,612

Other income (expense):
Interest expense	(437)	(532)
Interest and other income, net	424	1,018
	(13)	486

Income before income taxes	10,730	7,098
Income tax provision	3,975	2,585
Net income	$6,755	$4,513

Net income per common share	$0.24	$0.17
Diluted net income per common share	$0.24	$0.17

Weighted average shares outstanding:
Basic	27,873	26,959
Diluted	28,467	27,316

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income	$18,090	$9,333	$6,755	$4,513

Other comprehensive income:
Foreign currency translation adjustments	3,156	2,311	1,106	1,269
Change in fair value of interest rate swaps	72	53	41	58

Comprehensive income	$21,318	$11,697	$7,902	$5,840

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Six Months Ended December 31,
	2013	2012
Operating activities:
Net income	$18,090	$9,333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,567	3,475
Provision for doubtful accounts	(41)	30
Non-cash stock compensation	1,772	906
Deferred income taxes	(219)	(52)
Earnings on equity investment in joint venture	(898)	(1,217)
Changes in assets and liabilities:
Trade accounts receivable	3,923	(2,118)
Other receivables	(198)	(761)
Inventory	(9,154)	(11,279)
Prepaid expenses and other current assets	41	(64)
Other assets	959	76
Accounts payable	(62)	1,332
Accrued expenses and other liabilities	(1,827)	2,388
Net cash provided by operating activities	15,953	2,049

Investing activities:
Payment for net assets of business acquired, net of cash acquired	(227)	-
Purchases of investments	(72)	(1,050)
Sales of investments	501	1,029
Payments for intangible assets	(452)	(192)
Purchases of property and equipment, net	(562)	(765)
Net cash used in investing activities	(812)	(978)

Financing activities:
Payment of cash dividends	(3,401)	(2,977)
Proceeds from exercise of stock options	2,472	1,124
Excess tax benefit on stock option exercises and restricted stock	1,136	332
Payment of deferred consideration	-	(1,470)
Borrowings of bank loans	8,000	7,000
Repayment of bank loans	(15,616)	(5,114)
Net cash used in financing activities	(7,409)	(1,105)

Effect of exchange rate changes on cash	1,004	498

Net increase in cash	8,736	464
Cash at beginning of period	33,231	24,862
Cash at end of period	$41,967	$25,326

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

On December 10, 2013, the Company acquired all of the outstanding stock of a company in France which has been accounted for as a business combination.  The impact of this business combination on the Company’s condensed consolidated balance sheet as of December 31, 2013 and its condensed consolidated statement of income for the period ended December 31, 2013 was not material.

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

During the six months ended December 31, 2013, the Company granted 200 shares of restricted common stock to its employees that vest over three years and 11 shares of restricted common stock to its non-employee directors, which vest over one year.  In addition, the Company also issued a target grant of 131 performance-vested restricted stock units, which grant could be as much as 196 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2013, the Company recorded stock-based compensation expense of approximately $903 and $1,619 respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2012, the Company recorded stock-based compensation expense of approximately $378 and $736 respectively, related to restricted common stock and restricted stock units. As of December 31, 2013, the total unrecognized compensation cost related to restricted stock awards and units is approximately $5,913.  There were no stock options granted in the six months ended December 31, 2013 and 2012. Total compensation expense related to stock options for the three and six months ended December 31, 2013 was $66 and $145, respectively. Total compensation expense related to stock options for the three and six months ended December 31, 2012 was $80 and $163, respectively. As of December 31, 2013, the total unrecognized compensation cost related to option awards is $92.

(3)  Common Stock

On February 6, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on March 28, 2014 to shareholders of record as of March 13, 2014.

On December 5, 2013, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on December 27, 2013 to shareholders of record as of December 16, 2013.

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

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012

Weighted average shares outstanding	27,790	26,882	27,873	26,959
Dilutive effect of stock options and restricted stock awards and units	614	390	594	357
Diluted weighted average shares outstanding	28,404	27,272	28,467	27,316

There were 576 common equivalent shares outstanding as of December 31, 2012, that were not included in the calculation of diluted income per common share for the six months ended December 31, 2012, because their effect would have been anti-dilutive. There were 565 common equivalent shares outstanding as of December 31, 2012,  that were not included in the calculation of diluted income per common share for the three months ended December 31, 2012, because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands, except per-share amounts)

(5) Debt

Long-term debt

	December 31, 2013	June 30, 2013

Term bank loans	$21,000	$24,500
Revolving bank loans	-	4,000
Mortgage	3,453	3,569
	24,453	32,069
Less current portion	8,197	11,714
	$16,256	$20,355

Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010.  Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2013, there were no Revolving Loans outstanding. The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2013, the remaining amount outstanding under the original amortizing Term Loan is $21,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at December 31, 2013.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $8,000 of the Term Loan as short-term in the consolidated balance sheet at December 31, 2013. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $58 and $78 as of December 31, 2013 and June 30, 2013, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at December 31, 2013.

ACETO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands, except per-share amounts)

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of December 31, 2013 and matures on June 30, 2021.

(6)  Commitments, Contingencies and Other Matters

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for a potential litigation loss. While the Company has determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. AACC strongly denies the allegations, and believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation commenced in fiscal 2010, and as of December 31, 2013 and June 30, 2013, a liability of $6,377 and $7,166, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2013 and June 30, 2013 is $2,870 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,194 through fiscal 2015.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”),  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of December 31, 2013, the Company has accrued $5,604 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At December 31, 2013 the Company had foreign currency contracts outstanding that had a notional amount of $66,304. Unrealized gains on hedging activities for the six months ended December 31, 2013 and 2012 was $141 and $381, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at December 31, 2013, is $186 The remaining balance of this derivative as of December 31, 2013 is $10,250.  Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of December 31, 2013 and June 30, 2013, the Company had $5,604 and $5,346, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. In addition, the Company had $399 of contingent consideration related to the acquisition of a company in France, which occurred in December 2013.  The contingent consideration was calculated using the present value of a probability weighted income approach.

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

ACETO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2013 and June 30, 2013:

	Fair Value Measurements at December 31, 2013 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$879	-	$879

Investments:
Time deposits	-	1,693	-	1,693

Foreign currency contracts- assets (1)	-	355	-	355
Foreign currency contracts-liabilities (2)	-	212	-	212
Derivative liability for interest rate swap (3)	-	186	-	186
Contingent consideration (4)	-	-	$6,003	6,003

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013.
(4)	$4,500 included in “Accrued expenses” and $1,503 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2013.

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$856	-	$856

Investments:
Time deposits	-	2,144	-	2,144

Foreign currency contracts-assets (5)	-	14	-	14
Foreign currency contracts-liabilities (6)	-	173	-	173
Derivative liability for interest rate swap (7)	-	258	-	258
Contingent consideration (8)	-	-	$5,346	5,346

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(8)	$1,500 included in “Accrued expenses” and $3,846 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.

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

(8)  Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)”, which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The revised standard is effective for the Company in fiscal 2014 and early adoption is permitted. The adoption of ASU 2012-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

The Company’s chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis. In accordance with GAAP, the Company has aggregated certain operating segments into reportable segments because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

ACETO CORPORATION AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited and in thousands, except per-share amounts)

Six Months Ended December 31, 2013 and 2012:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$78,511	$85,903	$81,355	$-	$245,769
Gross profit	24,168	23,035	13,515	-	60,718
Income (loss) before income taxes	11,727	14,530	5,453	(3,406)	28,304

2012
Net sales	$56,260	$80,393	$89,051	$-	$225,704
Gross profit	17,010	12,047	13,156	-	42,213
Income (loss) before income taxes	7,371	3,638	5,381	(1,670)	14,720

Three Months Ended December 31, 2013 and 2012:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2013
Net sales	$39,817	$37,479	$39,212	$-	$116,508
Gross profit	13,027	7,773	6,184	-	26,984
Income (loss) before income taxes	6,192	3,526	2,151	(1,139)	10,730

2012
Net sales	$29,851	$39,785	$44,320	$-	$113,956
Gross profit	8,907	5,471	6,330	-	20,708
Income (loss) before income taxes	4,252	1,085	2,296	(535)	7,098

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2013 and related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended December 31, 2013 and 2012, and cash flows for the six-month periods ended December 31, 2013 and 2012 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2013.  These interim financial statements are the responsibility of the Company’s management.

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
February 7, 2014

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

Executive Summary

We are reporting net sales of $245,769 for the six months ended December 31, 2013, which represents an 8.9% increase from the $225,704 reported in the comparable prior period.  Gross profit for the six months ended December 31, 2013 was $60,718 and our gross margin was 24.7% as compared to gross profit of $42,213 and gross margin of 18.7% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the six months ended December 31, 2013 increased to $30,831 from $26,932 which we reported in the prior period.  Our net income increased to $18,090, or $0.64 per diluted share, compared to net income of $9,333, or $0.34 per diluted share in the prior period.

Our financial position as of December 31, 2013 remains strong, as we had cash and cash equivalents and short-term investments of $43,660, working capital of $145,895 and shareholders’ equity of $218,022.

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

According to an IMS Health press release on November 19, 2013, “growth in global spending on medicines increased 2.6 percent to $965 billion in 2012, and is forecast to grow at a 3-6 percent compound annual rate over the next five years.” The IMS report, entitled, The Global Use of Medicines: Outlook through 2017, states “spending on specialty medicines is expected to reach $230-240 billion in 2017, up 38 percent from the $171 billion spent in 2012.”

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

According to a January 17, 2014 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2013, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 14.7%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2013 and 2012.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2013 Compared to Six Months Ended December 31, 2012

Net Sales by Segment Six months ended December 31,

					Comparison 2013
	2013		2012		Over/(Under) 2012
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$78,511	31.9%	$56,260	24.9%	$22,251	39.6%
Pharmaceutical Ingredients	85,903	35.0	80,393	35.6	5,510	6.9
Performance Chemicals	81,355	33.1	89,051	39.5	(7,696)	(8.6)

Net sales	$245,769	100.0%	$225,704	100.0%	$20,065	8.9%

Gross Profit by Segment Six months ended December 31,

					Comparison 2013
	2013		2012		Over/(Under) 2012
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$24,168	30.8%	$17,010	30.2%	$7,158	42.1%
Pharmaceutical Ingredients	23,035	26.8	12,047	15.0	10,988	91.2
Performance Chemicals	13,515	16.6	13,156	14.8	359	2.7

Gross profit	$60,718	24.7%	$42,213	18.7%	$18,505	43.8%

Net Sales

Net sales increased $20,065, or 8.9%, to $245,769 for the six months ended December 31, 2013, compared with $225,704 for the prior period.  We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments, offset by a decrease in our Performance Chemicals business segment.

Human Health

Net sales for the Human Health segment increased by $22,251 for the six months ended December 31, 2013, to $78,511, which represents a 39.6% increase over net sales of $56,260 for the prior period, largely driven by an increase in sales of Rising products of $15,196 due to nine new generic product launches at Rising during fiscal 2013. In addition, we experienced an increase of $4,969 in domestic sales of nutritional products due to increased business for new products to existing customers, as well as a rise in royalty income from the sale of a proprietary ingredient.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $5,510 for the six months ended December 31, 2013, to $85,903, which represents a 6.9% increase over net sales of $80,393 for the prior period. Overall, the domestic APIs group had an increase of $14,999, when compared to the prior period. The primary reason for the increase is due to large reorders of a recently launched API.  This increase is offset in part by a $10,516 decline in sales of APIs sold internationally, primarily from one of our German subsidiaries.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $81,355 for the six months ended December 31, 2013, a decrease of $7,696 or 8.6%, from net sales of $89,051 for the prior period.   Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from decreased sales of a broad-spectrum herbicide.  In addition, there was a drop in domestic sales of agricultural, pigment and miscellaneous intermediates, as well as chemicals used in surface coatings, sold by our Specialty Chemicals business.

Gross Profit

Gross profit increased to $60,718 (24.7% of net sales) for the six months ended December 31, 2013, as compared to $42,213 (18.7% of net sales) for the prior period.

Human Health

Human Health’s gross profit of $24,168 for the six months ended December 31, 2013 increased $7,158, or 42.1%, over the prior period. The gross margin of 30.8% for the six months ended December 31, 2013 is consistent with the prior period gross margin of 30.2%.  The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products, as well as increased royalty income earned on certain nutritional products.

Pharmaceutical Ingredients

Gross profit for the six months ended December 31, 2013 for the Pharmaceutical Ingredients business increased by $10,988 or 91.2% over the prior period.  The gross margin of 26.8% was also higher than the prior period’s gross margin of 15.0%.  The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin. We do not anticipate any sales for this API during the remainder of the fiscal year.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $13,515 for the six months ended December 31, 2013, versus $13,156 for the prior period, an increase of $359, or 2.7%.  The gross margin at 16.6% for the six months ended December 31, 2013 was higher than the prior period’s gross margin of 14.8%.  The increase in both gross profit and gross margin is due to a favorable product mix on Specialty Chemical products sold abroad.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $3,899, or 14.5%, to $30,831 for the six months ended December 31, 2013 compared to $26,932 for the prior period. As a percentage of sales, SG&A was 12.5% for the six months ended December 31, 2013 versus 11.9% in the prior period. The primary reasons for the increase in SG&A are due to annual merit increases, as well as additional accrued performance award expense and increased stock-based compensation expense due to increased financial performance. In addition, we incurred separation costs for certain employees in our European subsidiaries.

Research and Development Expenses

Research and development expenses (R&D) increased $672 over the prior period to $1,728 for the six months ended December 31, 2013. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the six months ended December 31, 2013, operating income was $28,159 compared to $14,225 in the prior period, an increase of $13,934 or 98.0%.  This increase was due to the overall increase in gross profit of $18,505 offset by the increases in SG&A and R&D of $4,571 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $1,035 for the six months ended December 31, 2013, which represents a decrease of $538 from $1,573 in the prior period, mainly due to decreases in foreign exchange gains and income related to a joint venture for one of our Agricultural Protection products.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2013 was 36.1% versus 36.6% for the prior period. The decrease in the effective tax rate was due to the expected mix of profits from lower tax rate jurisdictions in Europe compared to the United States in fiscal 2014.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net Sales by Segment Three months ended December 31,

					Comparison 2013
	2013		2012		Over/(Under) 2012
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$39,817	34.2%	$29,851	26.2%	$9,966	33.4%
Pharmaceutical Ingredients	37,479	32.2	39,785	34.9	(2,306)	(5.8)
Performance Chemicals	39,212	33.6	44,320	38.9	(5,108)	(11.5)

Net sales	$116,508	100.0%	$113,956	100.0%	$2,552	2.2%

Gross Profit by Segment Three months ended December 31,

					Comparison 2013
	2013		2012		Over/(Under) 2012
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$13,027	32.7%	$8,907	29.8%	$4,120	46.3%
Pharmaceutical Ingredients	7,773	20.7	5,471	13.8	2,302	42.1
Performance Chemicals	6,184	15.8	6,330	14.3	(146)	(2.3)

Gross profit	$26,984	23.2%	$20,708	18.2%	$6,276	30.3%

Net Sales

Net sales increased $2,552, or 2.2%, to $116,508 for the three months ended December 31, 2013, compared with $113,956 for the prior period.  We reported a sales increase in our Human Health business segment, offset by decreases in our Pharmaceutical Ingredients and Performance Chemicals business segments.

Human Health

Net sales for the Human Health segment increased by $9,966 for the three months ended December 31, 2013, to $39,817, which represents a 33.4% increase over net sales of $29,851 for the prior period, largely driven by an increase in sales of Rising products of $6,167 due to nine new generic product launches at Rising during fiscal 2013. In addition, we experienced an increase of $3,799 in sales of nutritional products due to increased business for new products to existing customers both domestically and in Germany, as well as a rise in royalty income from the sale of a proprietary ingredient.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $2,306 for the three months ended December 31, 2013, to $37,479, which represents a 5.8% decrease over net sales of $39,785 for the prior period, due predominantly from a decline in sales of intermediates, which represent key components used in the manufacture of certain drug products.  This decrease in intermediate sales was primarily experienced in our European operations.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $39,212 for the three months ended December 31, 2013, a decrease of $5,108 or 11.5%, from net sales of $44,320 for the prior period. Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from decreased sales of a broad-spectrum herbicide.  In addition, there was a drop in domestic sales of agricultural, pigment and miscellaneous intermediates, as well as chemicals used in surface coatings, sold by our Specialty Chemicals business.

Gross Profit

Gross profit increased to $26,984 (23.2% of net sales) for the three months ended December 31, 2013, as compared to $20,708 (18.2% of net sales) for the prior period.

Human Health

Human Health’s gross profit of $13,027 for the three months ended December 31, 2013 increased $4,120, or 46.3%, over the prior period. The gross margin increased to 32.7% for the three months ended December 31, 2013 compared to 29.8% for the prior period.  The increase in both gross profit and gross margin in the Human Health segment relates to increased sales volume of Rising products, as well as increased royalty income earned on certain nutritional products.

Pharmaceutical Ingredients

Gross profit for the three months ended December 31, 2013 for the Pharmaceutical Ingredients business increased by $2,302 or 42.1% over the prior period.  The gross margin of 20.7% was also higher than the prior period’s gross margin of 13.8%.  The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin. We do not anticipate any sales for this API during the remainder of the fiscal year.

Performance Chemicals

Gross profit for the Performance Chemicals segment was relatively flat when compared to the prior period. The gross margin at 15.8% for the three months ended December 31, 2013 was higher than the prior period’s gross margin of 14.3%.  Even though there were decreased sales of a broad-spectrum herbicide, an agricultural protection product, the related margin of this product was low; therefore the gross margin has improved from the prior period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $1,122, or 8.0%, to $15,067 for the three months ended December 31, 2013 compared to $13,945 for the prior period. As a percentage of sales, SG&A was 12.9% for the three months ended December 31, 2013 versus 12.2% in the prior period. The primary reasons for the increase in SG&A are due to additional stock-based compensation expense due to increased financial performance, as well as separation costs for certain employees in our European subsidiaries.

Research and Development Expenses

Research and development expenses (R&D) increased $1,023 over the prior period to $1,174 for the three months ended December 31, 2013. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended December 31, 2013, operating income was $10,743 compared to $6,612 in the prior period, an increase of $4,131 or 62.5%.  This increase was due to the overall increase in gross profit of $6,276 offset by the increases in SG&A and R&D of $2,145 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $424 for the three months ended December 31, 2013, which represents a decrease of $594 from $1,018 in the prior period, mainly due to decreases in foreign exchange gains and income related to a joint venture for one of our Agricultural Protection products.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2013 was 37.0% versus 36.4% for the prior period. The increase in the effective tax rate was due to the expected mix of profits from the higher tax rate jurisdiction in the United States.

Liquidity and Capital Resources

Cash Flows

At December 31, 2013, we had $41,967 in cash and cash equivalents, of which $29,275 was outside the United States, $1,693 in short-term investments, all of which is held outside the United States and $24,453 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $145,895 at December 31, 2013 versus $128,393 at June 30, 2013.  The $29,275 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for any repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2013 increased $8,736 from the amount at June 30, 2013.  Operating activities for the six months ended December 31, 2013 provided cash of $15,953, for this period, as compared to cash provided of $2,049 for the comparable period. The $15,953 was comprised of $18,090 in net income and $4,181 derived from adjustments for non-cash items less a net $6,318 decrease from changes in operating assets and liabilities. The non-cash items included $3,567 in depreciation and amortization expense, $898 of earnings on an equity investment in a joint venture and $1,772 in non-cash stock compensation expense. Trade accounts receivable decreased $3,923 during the six months ended December 31, 2013, due predominantly to a decrease in sales in this quarter as compared to the fourth quarter of fiscal 2013, as well as a decline in days sales outstanding.  Inventories increased by approximately $9,154 due primarily to an increase in inventories on hand for Rising as this subsidiary had increased orders for an existing product, as well as a build-up of  inventory for a new product. In addition, our Netherlands subsidiary had increased inventory on-hand for both nutritional and pharmaceutical ingredients due to anticipated third quarter sales. The rise in inventories was also due to purchases of agricultural protection products and domestic specialty chemicals, as a result of a ramp-up in orders for products that will be shipped in the third and fourth quarters of fiscal 2014. Accrued expenses and other liabilities decreased $1,827 due to a decrease in accrued compensation as fiscal 2013 performance award payments were made in September 2013 offset by an increase in price concessions and partnered products liabilities related to increased sales from Rising, as well as a rise in income tax payables related to the increased profitability.  Our cash position at December 31, 2012 increased $464 from the amount at June 30, 2012.  Operating activities for the six months ended December 31, 2012 provided cash of $2,049, for this period, as compared to cash provided by operations of $5,084 for the comparable period. The $2,049 was comprised of $9,333 in net income and $3,142 derived from adjustments for non-cash items less a net $10,426 decrease from changes in operating assets and liabilities, due primarily to the rise in inventory. Inventories increased by $11,279 due primarily to an increase in inventories of certain APIs and nutritional products held in stock at our German subsidiaries, for sales that occurred in the third and fourth quarters of fiscal 2013, as well as in the first quarter in fiscal 2014. In addition, inventories also increased due to in-transit inventory at December 31, 2012, of a broad-spectrum herbicide, which was sold in the third quarter of fiscal 2013.

Investing activities for the six months ended December 31, 2013 used cash of $812, primarily related to the purchases of property and equipment and intangible assets.  Investing activities for the six months ended December 31, 2012 used cash of $978, primarily related to the purchases of investments of $1,050 and payments for intangible assets and property and equipment of $957, offset by proceeds received upon sale of investments of $1,029.

Financing activities for the six months ended December 31, 2013 used cash of $7,409 primarily from $15,616 of repayment of bank borrowings and $3,401 of payment of cash dividends.  This use of cash was offset by bank borrowings of $8,000 and $2,472 proceeds received from exercise of stock options. Financing activities for the six months ended December 31, 2012 used cash of $1,105, primarily from $5,114 of repayment of bank borrowings and $2,977 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $7,000 and $1,124 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At December 31, 2013, the Company had available lines of credit with foreign financial institutions totaling $9,171, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of December 31, 2013, there were no Revolving Loans outstanding.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of December 31, 2013, the remaining amount outstanding under the original amortizing Term Loan is $21,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at December 31, 2013.

The Credit Agreement also provides that commercial letters of credit may be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At December 31, 2013, we had utilized $21,058 in bank loans and letters of credit, leaving $39,942 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2013.

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

Working Capital Outlook

Working capital was $145,895 at December 31, 2013 versus $128,393 at June 30, 2013. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of December 31, 2013 and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,194 through fiscal 2015.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 to be paid not later than fifty-six days following the third anniversary of the closing date of the purchase and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of December 31, 2013, the Company has accrued $5,604 related to this contingent consideration, with $1,500 anticipated to be paid in the fourth quarter of fiscal 2014.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)”, which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The revised standard is effective for the Company in fiscal 2014 and early adoption is permitted. The adoption of ASU 2012 -02 is not expected to have a material impact on the Company’s consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,693 at December 31, 2013.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At December 31, 2013, we had foreign currency contracts outstanding that had a notional amount of $66,304.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2013 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On December 31, 2013, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of December 31, 2013, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,101.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at December 31, 2013, is $186. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2013 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2013, we are subject to various environmental proceedings for which there were no material changes during the three months ended December 31, 2013.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I- “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2013 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2013 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

10.1	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A.

10.2	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione.

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACETO CORPORATION

DATE	February 7, 2014	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 7, 2014	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

