Form 10-Q
period 2014-03-31
ACETO CORP
filed 2014-05-09
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

Yes ☐ No ☒
The registrant had 28,729,830 shares of common stock outstanding as of May 5, 2014.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)
	March 31, 2014	June 30, 2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,383	$33,231
Investments	1,744	2,144
Trade receivables, less allowance for doubtful accounts (March 31, 2014, $1,413; June 30, 2013, $1,294)	100,624	90,108
Other receivables	5,987	5,283
Inventory	99,545	83,849
Prepaid expenses and other current assets	3,694	2,984
Deferred income tax asset, net	932	701
Total current assets	246,909	218,300

Property and equipment, net	11,151	11,410
Property held for sale	4,058	4,058
Goodwill	33,804	33,526
Intangible assets, net	37,621	40,831
Deferred income tax asset, net	8,061	8,055
Other assets	8,258	7,250

TOTAL ASSETS	$349,862	$323,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,447	$11,714
Accounts payable	48,278	39,222
Accrued expenses	42,396	38,971
Total current liabilities	100,121	89,907

Long-term debt	12,957	20,355
Long-term liabilities	9,406	13,413
Environmental remediation liability	3,965	5,109
Deferred income tax liability	6	6
Total liabilities	126,455	128,790

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 28,453 and 27,831 shares issued and outstanding at March 31, 2014 and June 30, 2013, respectively	285	278
Capital in excess of par value	80,079	72,845
Retained earnings	136,951	118,615
Accumulated other comprehensive income	6,092	2,902
Total shareholders’ equity	223,407	194,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$349,862	$323,430

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31,
	2014	2013

Net sales	$370,599	$376,575
Cost of sales	284,918	302,835
Gross profit	85,681	73,740

Selling, general and administrative expenses	47,212	45,767
Research and development expenses	3,232	2,002
Operating income	35,237	25,971

Other income (expense):
Interest expense	(1,200)	(1,570)
Interest and other income, net	2,171	1,906
	971	336

Income before income taxes	36,208	26,307
Income tax provision	12,762	9,381
Net income	$23,446	$16,926

Net income per common share	$0.84	$0.63
Diluted net income per common share	$0.82	$0.62

Weighted average shares outstanding:
Basic	27,888	26,956
Diluted	28,470	27,342

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2014	2013

Net sales	$124,830	$150,871
Cost of sales	99,867	119,344
Gross profit	24,963	31,527

Selling, general and administrative expenses	16,381	18,835
Research and development expenses	1,504	946
Operating income	7,078	11,746

Other income (expense):
Interest expense	(310)	(492)
Interest and other income, net	1,136	333
	826	(159)

Income before income taxes	7,904	11,587
Income tax provision	2,548	3,994
Net income	$5,356	$7,593

Net income per common share	$0.19	$0.28
Diluted net income per common share	$0.19	$0.28

Weighted average shares outstanding:
Basic	28,087	27,108
Diluted	28,606	27,485

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2014	2013	2014	2013

Net income	$23,446	$16,926	$5,356	$7,593

Other comprehensive income:
Foreign currency translation adjustments	3,082	824	(74)	(1,487)
Change in fair value of interest rate swaps	108	109	36	56

Comprehensive income	$26,636	$17,859	$5,318	$6,162

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

	Nine Months Ended March 31,
	2014	2013
Operating activities:
Net income	$23,446	$16,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,494	5,203
Provision for doubtful accounts	185	61
Non-cash stock compensation	2,416	1,353
Deferred income taxes	(224)	(268)
Earnings on equity investment in joint venture	(1,769)	(1,748)
Contingent consideration	-	2,840
Changes in assets and liabilities:
Trade accounts receivable	(8,861)	(20,791)
Other receivables	(516)	(1,591)
Inventory	(14,068)	(1,576)
Prepaid expenses and other current assets	(596)	(790)
Other assets	1,332	617
Accounts payable	8,110	7,959
Accrued expenses and other liabilities	(1,863)	9,222
Net cash provided by operating activities	13,086	17,417

Investing activities:
Payment for net assets of business acquired, net of cash acquired	(228)	-
Purchases of investments	(101)	(1,152)
Sales of investments	501	1,029
Payments for intangible assets	(662)	(563)
Purchases of property and equipment, net	(709)	(902)
Net cash used in investing activities	(1,199)	(1,588)

Financing activities:
Payment of cash dividends	(5,115)	(4,481)
Proceeds from exercise of stock options	3,162	1,961
Excess tax benefit on stock option exercises and restricted stock	1,586	427
Payment of deferred consideration	(1,500)	(1,470)
Borrowings of bank loans	8,000	7,000
Repayment of bank loans	(17,665)	(8,897)
Net cash used in financing activities	(11,532)	(5,460)

Effect of exchange rate changes on cash	797	192

Net increase in cash	1,152	10,561
Cash at beginning of period	33,231	24,862
Cash at end of period	$34,383	$35,423

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

(2)  Business Combinations

On April 30, 2014, Rising Pharmaceuticals, Inc., a wholly owned subsidiary of Aceto (“Rising”), acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago. The purchase price included an initial payment of approximately $80,000 in cash, plus an upward closing working capital adjustment of approximately $5,900, and $5,000 in Aceto stock. The purchase agreement also provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.

On December 10, 2013, the Company acquired all of the outstanding stock of a company in France which has been accounted for as a business combination.  The impact of this business combination on the Company’s condensed consolidated balance sheet as of March 31, 2014 and its condensed consolidated statement of income for the period ended March 31, 2014 was not material.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

During the nine months ended March 31, 2014, the Company granted 208 shares of restricted common stock to its employees that vest over three years and 11 shares of restricted common stock to its non-employee directors, which vest over approximately one year, as well as 32 restricted stock units that have varying vest dates from August 2014 through July 2015.  In addition, the Company also issued a target grant of 131 performance-vested restricted stock units, which grant could be as much as 196 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2014, the Company recorded stock-based compensation expense of approximately $606 and $2,225 respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2013, the Company recorded stock-based compensation expense of approximately $361 and $1,097 respectively, related to restricted common stock and restricted stock units. As of March 31, 2014, the total unrecognized compensation cost related to restricted stock awards and units is approximately $5,008.  There were no stock options granted in the nine months ended March 31, 2014 and 2013. Total compensation expense related to stock options for the three and nine months ended March 31, 2014 was $30 and $175, respectively. Total compensation expense related to stock options for the three and nine months ended March 31, 2013 was $83 and $246, respectively. As of March 31, 2014, the total unrecognized compensation cost related to option awards is $53.

(4)  Common Stock

On May 8, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on June 27, 2014 to shareholders of record as of June 12, 2014.

On February 6, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on March 28, 2014 to shareholders of record as of March 13, 2014.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(5)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013

Weighted average shares outstanding	27,888	26,956	28,087	27,108
Dilutive effect of stock options and restricted stock awards and units	582	386	519	377
Diluted weighted average shares outstanding	28,470	27,342	28,606	27,485

There were 566 common equivalent shares outstanding as of March 31, 2013, that were not included in the calculation of diluted income per common share for the nine months ended March 31, 2013, because their effect would have been anti-dilutive. There were 545 common equivalent shares outstanding as of March 31, 2013,  that were not included in the calculation of diluted income per common share for the three months ended March 31, 2013, because their effect would have been anti-dilutive.

(6) Debt

Long-term debt

	March 31, 2014	June 30, 2013

Term bank loans	$19,000	$24,500
Revolving bank loans	-	4,000
Mortgage	3,404	3,569
	22,404	32,069
Less current portion	9,447	11,714
	$12,957	$20,355

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Credit Facilities

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. The Credit Agreement terminated the Amended and Restated Credit Agreement, dated April 23, 2010.  Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2014, there were no Revolving Loans outstanding. The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2014, the remaining amount outstanding under the original amortizing Term Loan is $19,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at March 31, 2014.  The Term Loan is payable as to principal in twenty (20) consecutive quarterly installments, which commenced on March 31, 2011 and will continue on each June 30, September 30 and December 31st thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 8	$1,500
9 through 12	$1,750
13 through 16	$2,000
17 through 20	$3,250

As such, the Company has classified $9,250 of the Term Loan as short-term in the consolidated balance sheet at March 31, 2014. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by the Company in the ordinary course of business. The Company had open letters of credit of approximately $24 and $78 as of March 31, 2014 and June 30, 2013, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all personal property of the Company.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments.  The Company was in compliance with all covenants at March 31, 2014.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of March 31, 2014 and matures on June 30, 2021.

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

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. AACC strongly denies the allegations and believes that UPL’s claims are without merit and intends to vigorously defend the lawsuit.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $9,000 and $10,800.  Remediation commenced in fiscal 2010, and as of March 31, 2014 and June 30, 2013, a liability of $6,023 and $7,166, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2014 and June 30, 2013 is $2,710 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area.   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property.  In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $4,910 through fiscal 2015.

On December 31, 2010, the Company acquired certain assets of Rising,  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of March 31, 2014, the Company has accrued $5,605 related to this contingent consideration.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At March 31, 2014, the Company had foreign currency contracts outstanding that had a notional amount of $50,566. Unrealized gains on hedging activities for the nine months ended March 31, 2014 and 2013 was $75 and $218, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the condensed consolidated balance sheet at March 31, 2014, is $150. The remaining balance of this derivative as of March 31, 2014 is $9,250.  Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of March 31, 2014 and June 30, 2013, the Company had $5,605 and $5,346, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, that was completed during fiscal 2011. In addition, the Company had $408 of contingent consideration related to the acquisition of a company in France, which occurred in December 2013.  The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2014 and June 30, 2013:

	Fair Value Measurements at March 31, 2014 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$1,364	-	$1,364

Investments:
Time deposits	-	1,744	-	1,744

Foreign currency contracts- assets (1)	-	187	-	187
Foreign currency contracts-liabilities (2)	-	110	-	110
Derivative liability for interest rate swap (3)	-	150	-	150
Contingent consideration (4)	-	-	$6,013	6,013

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014.
(4)	$3,000 included in “Accrued expenses” and $3,013 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2014.

	Fair Value Measurements at June 30, 2013 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$856	-	$856

Investments:
Time deposits	-	2,144	-	2,144

Foreign currency contracts-assets (5)	-	14	-	14
Foreign currency contracts-liabilities (6)	-	173	-	173
Derivative liability for interest rate swap (7)	-	258	-	258
Contingent consideration (8)	-	-	$5,346	5,346

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.
(8)	$1,500 included in “Accrued expenses” and $3,846 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2013.

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

Performance Chemicals - The Performance Chemicals segment is made up of two product groups: Specialty Chemicals and Agricultural Protection Products. Specialty chemicals includes a variety of chemicals which make plastics, surface coatings, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals. In addition, Aceto is a supplier of diazos and couplers to the paper, film and electronics industries.

Agricultural Protection Products includes herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. The Agricultural Protection Products segment also includes a sprout inhibitor for potatoes and an herbicide for sugar cane.

The Company’s chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis. During all periods presented, our chief operating decision maker has been the Chief Executive Officer of the Company. In accordance with GAAP,  the Company has aggregated certain operating segments into reportable segments because they have similar economic characteristics, and the operating segments are similar in all of the following areas:  (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

Nine Months Ended March 31, 2014 and 2013:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$112,457	$133,746	$124,396	$-	$370,599
Gross profit	34,244	30,443	20,994	-	85,681
Income (loss) before income taxes	14,961	17,328	9,008	(5,089)	36,208

2013
Net sales	$92,559	$142,169	$141,847	$-	$376,575
Gross profit	28,062	25,429	20,249	-	73,740
Income (loss) before income taxes	12,760	12,432	8,391	(7,276)	26,307

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three Months Ended March 31, 2014 and 2013:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$33,946	$47,843	$43,041	$-	$124,830
Gross profit	10,076	7,408	7,479	-	24,963
Income (loss) before income taxes	3,234	2,798	3,555	(1,683)	7,904

2013
Net sales	$36,299	$61,776	$52,796	$-	$150,871
Gross profit	11,052	13,382	7,093	-	31,527
Income (loss) before income taxes	5,389	8,794	3,010	(5,606)	11,587

(11)  Other Subsequent Events

On April 30, 2014, and in connection with the purchase of PACK, as described in Note 2, Aceto entered into a new Credit Agreement (the “New Credit Agreement”) with three domestic financial institutions. The New Credit Agreement terminates the Credit Agreement, dated December 31, 2010.  Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Credit Facility”).  The Revolving Credit Facility provides for (i) Adjusted Libor Loans (as defined in the New Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the New Credit Agreement) or (iii) a combination thereof.  The New Credit Agreement also allows for the borrowing up to $70,000 (the “Term Loan Facility”).  The Term Loan Facility interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  Proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility were used to fund the initial cash consideration for PACK.

In conjunction with the New Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for a notional amount of $25,750, which has been designated as a cash flow hedge.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2014 and related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2014 and 2013, and cash flows for the nine-month periods ended March 31, 2014 and 2013 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2014.  These interim financial statements are the responsibility of the Company’s management.

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
May 9, 2014

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

Executive Summary

We are reporting net sales of $370,599 for the nine months ended March 31, 2014, which represents a slight decline from the $376,575 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2014 was $85,681 and our gross margin was 23.1% as compared to gross profit of $73,740 and gross margin of 19.6% in the comparable prior period.  Our selling, general and administrative costs (SG&A) for the nine months ended March 31, 2014 increased to $47,212 from $45,767 which we reported in the prior period.  Our net income increased to $23,446, or $0.82 per diluted share, compared to net income of $16,926, or $0.62 per diluted share in the prior period.

Our financial position as of March 31, 2014 remains strong, as we had cash and cash equivalents and short-term investments of $36,127, working capital of $146,788 and shareholders’ equity of $223,407.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. In December 2010, we acquired certain assets of Rising Pharmaceuticals, Inc., a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. This was a natural extension of our successful business model which provides customers and suppliers additional opportunities to penetrate the end user segment of the pharmaceutical market. With the Rising brand label, we have been able to expand our direct involvement in the pharmaceutical space through greater global awareness of our capabilities in the marketing of pharmaceutical intermediates, active ingredients and the ultimate end-products, finished dosage form generics. On April 30, 2014, Rising purchased 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago.

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

According to an IMS Health press release on April 15, 2014, a new report, entitled, Medicine Use and Shifting Costs of Healthcare: A Review of the Use of Medicines in the United States in 2013, “found that total dollars spent on medications in the U.S. reached $329.2 billion last year, up 3.2 percent on a nominal basis and a rebound from the 1.0 percent decline in 2012. Primary drivers include the reduced impact of patent expiries, price increases, higher spending on innovative new medicines, and greater use by patients of the healthcare system. Patent expiries in 2013 contributed $19 billion to lower medicine spending, compared with $29 billion the previous year.”

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

According to an April 16, 2014 Federal Reserve Statistical Release, in the first quarter of calendar year 2014, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decline at an annual rate of 2.2%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2014 and 2013.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2014 Compared to Nine Months Ended March 31, 2013

	Net Sales by Segment Nine months ended March 31,
	2014		2013		Comparison 2014 Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$112,457	30.3%	$92,559	24.6%	$19,898	21.5%
Pharmaceutical Ingredients	133,746	36.1	142,169	37.7	(8,423)	(5.9)
Performance Chemicals	124,396	33.6	141,847	37.7	(17,451)	(12.3)

Net sales	$370,599	100.0%	$376,575	100.0%	$(5,976)	(1.6%)

	Gross Profit by Segment Nine months ended March 31,
	2014		2013		Comparison 2014 Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$34,244	30.5%	$28,062	30.3%	$6,182	22.0%
Pharmaceutical Ingredients	30,443	22.8	25,429	17.9	5,014	19.7
Performance Chemicals	20,994	16.9	20,249	14.3	745	3.7

Gross profit	$85,681	23.1%	$73,740	19.6%	$11,941	16.2%

Net Sales

Net sales decreased by $5,976, or 1.6%, to $370,599 for the nine months ended March 31, 2014, compared with $376,575 for the prior period.  We reported a sales increase in our Human Health business segment while both our Pharmaceutical Ingredients and Performance Chemicals business segments declined from the prior year.

Human Health

Net sales for the Human Health segment increased by $19,898 for the nine months ended March 31, 2014, to $112,457, which represents a 21.5% increase over net sales of $92,559 for the prior period, largely driven by an increase in sales of Rising products of $12,765 due to nine new generic product launches at Rising during fiscal 2013. In addition, we experienced an increase of $5,598 in domestic sales of nutritional products due to increased business for new products to existing customers, as well as a rise in royalty income from the sale of a proprietary ingredient.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $8,423 for the nine months ended March 31, 2014, to $133,746, which represents a 5.9% drop over net sales of $142,169 for the prior period. The primary reason for the decrease is due to a $12,370 decline in sales of APIs sold internationally, primarily from one of our European subsidiaries, as well as a decrease of $4,406 in sales of intermediates which represent key components used in the manufacture of certain drug products. These decreases are offset in part by an increase in sales of domestic APIs of $8,353 due to large reorders of a recently launched API during the nine months ended March 31, 2014.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $124,396 for the nine months ended March 31, 2014, a decrease of $17,451 or 12.3%, from net sales of $141,847 for the prior period.   Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from decreased sales of a broad-spectrum herbicide and a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables. In addition, there was a drop in domestic sales of agricultural, pigment and miscellaneous intermediates, as well as chemicals used in surface coatings, sold by our Specialty Chemicals business.  The Specialty Chemicals segment also experienced a decline in our products sold to the food, beverage and cosmetic industries.

Gross Profit

Gross profit increased to $85,681 (23.1% of net sales) for the nine months ended March 31, 2014, as compared to $73,740 (19.6% of net sales) for the prior period.

Human Health

Human Health’s gross profit of $34,244 for the nine months ended March 31, 2014 increased $6,182, or 22.0%, over the prior period. The gross margin of 30.5% for the nine months ended March 31, 2014 is consistent with the prior period gross margin of 30.3%.  The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products, as well as increased royalty income earned on certain nutritional products.

Pharmaceutical Ingredients

Gross profit for the nine months ended March 31, 2014 for the Pharmaceutical Ingredients business increased by $5,014 or 19.7% over the prior period.  The gross margin of 22.8% was also higher than the prior period’s gross margin of 17.9%.  The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of a certain API that occurred in the first and second quarters of fiscal 2014, which typically yields a significantly higher gross margin. We do not anticipate any sales for this API during the remainder of the fiscal year.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $20,994 for the nine months ended March 31, 2014, versus $20,249 for the prior period, an increase of $745, or 3.7%.  The gross margin of 16.9% for the nine months ended March 31, 2014 was higher than the prior period’s gross margin of 14.3%.  The increase in both gross profit and gross margin is due to a favorable product mix on Specialty Chemical products sold abroad due to reduced volume on lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $1,445, or 3.2%, to $47,212 for the nine months ended March 31, 2014 compared to $45,767 for the prior period. As a percentage of sales, SG&A was 12.7% for the nine months ended March 31, 2014 versus 12.2% in the prior period. The primary reasons for the increase in SG&A are $1,446 of transaction costs related to the PACK acquisition and increased stock-based compensation expense due to increased financial performance. In addition, we incurred separation costs for certain employees, in our European subsidiaries. The SG&A for the prior period included $2,840 additional accrued contingent consideration related to the Rising acquisition.

Research and Development Expenses

Research and development expenses (R&D) increased $1,230 over the prior period to $3,232 for the nine months ended March 31, 2014. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the nine months ended March 31, 2014, operating income was $35,237 compared to $25,971 in the prior period, an increase of $9,266 or 35.7%.  This increase was due to the overall increase in gross profit of $11,941 offset by the increases in SG&A and R&D of $2,675 from the comparable prior period.

Interest Expense

Interest expense was $1,200 for the nine months ended March 31, 2014, which represents a decrease of $370 from $1,570 in the prior period, mainly due to lower average loan balance outstanding during the current period versus the prior period.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2014 was 35.2% versus 35.7% for the prior period. The decrease in the effective tax rate was due to the expected mix of profits from lower tax rate jurisdictions in Europe compared to the United States in fiscal 2014.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

	Net Sales by Segment Three months ended March 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$33,946	27.2%	$36,299	24.1%	$(2,353)	(6.5)%
Pharmaceutical Ingredients	47,843	38.3	61,776	40.9	(13,933)	(22.6)
Performance Chemicals	43,041	34.5	52,796	35.0	(9,755)	(18.5)

Net sales	$124,830	100.0%	$150,871	100.0%	$(26,041)	(17.3)%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$10,076	29.7%	$11,052	30.4%	$(976)	(8.8)%
Pharmaceutical Ingredients	7,408	15.5	13,382	21.7	(5,974)	(44.6)
Performance Chemicals	7,479	17.4	7,093	13.4	386	5.4

Gross profit	$24,963	20.0%	$31,527	20.9%	$(6,564)	(20.8)%

Net Sales

Net sales decreased $26,041, or 17.3%, to $124,830 for the three months ended March 31, 2014, compared with $150,871 for the prior period.  We reported sales decreases in all three business segments.

Human Health

Net sales for the Human Health segment decreased by $2,353 for the three months ended March 31, 2014, to $33,946, which represents a 6.5% decrease over net sales of $36,299 for the prior period, largely driven by a decrease in sales of Rising products due to increased competition in certain products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $13,933 for the three months ended March 31, 2014, to $47,843, which represents a 22.6% decrease over net sales of $61,776 for the prior period, due predominantly from a decline in sales, both domestically and abroad, of intermediates, which represent key components used in the manufacture of certain drug products.  In addition, the prior period included sales of a certain API, where there was no comparable amount in the current period.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $43,041 for the three months ended March 31, 2014, a decrease of $9,755 or 18.5%, from net sales of $52,796 for the prior period. Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from decreased sales of a broad-spectrum herbicide and an herbicide used to control broadleaf weeds and nutsedge, as well as a decline in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables. In addition, there was a drop in domestic sales of chemicals used in surface coatings, sold by our Specialty Chemicals business.

Gross Profit

Gross profit decreased to $24,963 (20.0% of net sales) for the three months ended March 31, 2014, as compared to $31,527 (20.9% of net sales) for the prior period.

Human Health

Human Health’s gross profit of $10,076 for the three months ended March 31, 2014 decreased $976, or 8.8%, over the prior period. The gross margin decreased to 29.7% for the three months ended March 31, 2014 compared to 30.4% for the prior period.  The decrease in both gross profit and gross margin in the Human Health segment relates to decreased sales volume of Rising products.

Pharmaceutical Ingredients

Gross profit for the three months ended March 31, 2014 for the Pharmaceutical Ingredients business decreased by $5,974 or 44.6% over the prior period.  The gross margin of 15.5% was also lower than the prior period’s gross margin of 21.7%.  The decrease in both gross profit and gross margin is predominantly the result of the decrease in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased by $386 or 5.4% over the prior period.  The gross margin at 17.4% for the three months ended March 31, 2014 was higher than the prior period’s gross margin of 13.4%.  Even though there were decreased sales of a broad-spectrum herbicide, an agricultural protection product, the related margin of this product was low; therefore the gross margin has improved from the prior period.  In addition, there was a favorable product mix on Specialty Chemical products sold abroad due to reduced volume on lower margin products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) decreased $2,454, or 13.0%, to $16,381 for the three months ended March 31, 2014 compared to $18,835 for the prior period. As a percentage of sales, SG&A was 13.1% for the three months ended March 31, 2014 versus 12.5% in the prior period. The SG&A for the current period included $988 of transaction costs related to the PACK acquisition. The SG&A for the prior period included $2,840 additional accrued contingent consideration related to the Rising acquisition.

Research and Development Expenses

Research and development expenses (R&D) increased $558 over the prior period to $1,504 for the three months ended March 31, 2014. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended March 31, 2014, operating income was $7,078 compared to $11,746 in the prior period, a decrease of $4,668 or 39.7%.  This decrease was due to the overall decrease in gross profit of $6,564 offset by the net decrease in SG&A and R&D of $1,896 from the comparable prior period.

Interest and Other Income, Net

Interest and other income, net was $1,136 for the three months ended March 31, 2014, which represents an increase of $803 from $333 in the prior period, mainly due to increases in foreign exchange gains and income related to a joint venture for one of our Agricultural Protection products.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2014 was 32.2% versus 34.5% for the prior period. The decrease in the effective tax rate was due to the expected mix of profits from lower tax rate jurisdictions in Europe compared to the United States in fiscal 2014.

Liquidity and Capital Resources

Cash Flows

At March 31, 2014, we had $34,383 in cash and cash equivalents, of which $22,586 was outside the United States, $1,744 in short-term investments, all of which is held outside the United States and $22,404 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $146,788 at March 31, 2014 versus $128,393 at June 30, 2013.  The $22,586 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which Aceto operates. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest these undistributed earnings and has no plan for any repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2014 increased $1,152 from the amount at June 30, 2013.  Operating activities for the nine months ended March 31, 2014 provided cash of $13,086, for this period, as compared to cash provided of $17,417 for the comparable period. The $13,086 was comprised of $23,446 in net income and $6,102 derived from adjustments for non-cash items less a net $16,462 decrease from changes in operating assets and liabilities. The non-cash items included $5,494 in depreciation and amortization expense, $1,769 of earnings on an equity investment in a joint venture and $2,416 in non-cash stock compensation expense. Trade accounts receivable increased $8,861 during the nine months ended March 31, 2014, due predominantly to an increase in days sales outstanding, particularly on our international sales.  Inventories increased by approximately $14,068 and accounts payable increased by approximately $8,110 due primarily to an increase in inventories on hand for Rising as this subsidiary had increased orders for an existing product, as well as a build-up of  inventory for a new product. In addition, both of our Netherlands and Germany subsidiaries had increased inventory on-hand for nutritional products due to anticipated fourth quarter and fiscal 2015 sales. The rise in inventories was also due to purchases of agricultural protection products as a result of a ramp-up in orders for products that will be shipped in the fourth quarter of fiscal 2014, as well as build up for lead-time for our sprout inhibitor products. Accrued expenses and other liabilities decreased $1,863 due to a decrease in accrued compensation as fiscal 2013 performance award payments were made in September 2013 offset by an increase in price concessions and partnered products liabilities related to increased sales from Rising.  Our cash position at March 31, 2013 increased $10,561 from the amount at June 30, 2012.  Operating activities for the nine months ended March 31, 2013 provided cash of $17,417, for this period, as compared to cash provided by operations of $9,833 for the comparable period. The $17,417 was comprised of $16,926 in net income and $7,441 derived from adjustments for non-cash items less a net $6,950 decrease from changes in operating assets and liabilities, due primarily to the rise in trade accounts receivable. Trade accounts receivable increased during the nine months ended March 31, 2013, due predominantly to an increase in sales in the quarter ended March 31, 2013 as compared to the fourth quarter of fiscal 2012, as well as an increase in days sales outstanding, from June 30, 2012.

Investing activities for the nine months ended March 31, 2014 used cash of $1,199, primarily related to the purchases of property and equipment and intangible assets.  Investing activities for the nine months ended March 31, 2013 used cash of $1,588, primarily related to the purchases of investments of $1,152 and payments for intangible assets and property and equipment of $1,465, offset by proceeds received upon sale of investments of $1,029.

Financing activities for the nine months ended March 31, 2014 used cash of $11,532 primarily for $17,665 of repayment of bank borrowings, $1,500 deferred consideration to the sellers of Rising and $5,115 of payment of cash dividends.  This use of cash was offset by bank borrowings of $8,000 and $3,162 proceeds received from exercise of stock options. Financing activities for the nine months ended March 31, 2013 used cash of $5,460 primarily from $8,897 of repayment of bank borrowings and $4,481 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $7,000 and $1,961 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At March 31, 2014, the Company had available lines of credit with foreign financial institutions totaling $9,161, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On December 31, 2010, the Company entered into a Credit Agreement (the “Credit Agreement”) with two U.S. financial institutions. Aceto may borrow, repay and reborrow during the period ending December 31, 2015, up to but not exceeding at any one time outstanding $40,000 (the  “Revolving Loans”).  The Revolving Loans may be (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.  As of March 31, 2014, there were no Revolving Loans outstanding.  The Credit Agreement also allows for the borrowing of up to $40,000 (the “Term Loan”).  The Company borrowed a Term Loan of $40,000 on December 31, 2010. The Term Loan interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  As of March 31, 2014, the remaining amount outstanding under the original amortizing Term Loan is $19,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.0% at March 31, 2014.

The Credit Agreement also provides that commercial letters of credit may be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At March 31, 2014, we had utilized $19,024 in bank loans and letters of credit, leaving $39,976 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on cash dividends, guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2014.

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

On April 30, 2014, and in connection with the purchase of PACK, Aceto entered into a new Credit Agreement (the “New Credit Agreement”) with three domestic financial institutions. The New Credit Agreement terminates the Credit Agreement, dated December 31, 2010.  Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Credit Facility”).  The Revolving Credit Facility provides for (i) Adjusted Libor Loans (as defined in the New Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the New Credit Agreement) or (iii) a combination thereof.  The New Credit Agreement also allows for the borrowing up to $70,000 (the “Term Loan Facility”).  The Term Loan Facility interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  Proceeds of the Term Loan Facility and a portion of the proceeds of the Revolving Credit Facility were used to fund the initial cash consideration for PACK.

Working Capital Outlook

Working capital was $146,788 at March 31, 2014 versus $128,393 at June 30, 2013. In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of March 31, 2014 and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $4,910 through fiscal 2015.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by Aceto over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 paid in February 2014 and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of March 31, 2014, the Company has accrued $5,605 related to this contingent consideration, with $3,000 anticipated to be paid in the next twelve months.

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

Investment Market Price Risk

We had short-term investments of $1,744 at March 31, 2014.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2014, we had foreign currency contracts outstanding that had a notional amount of $50,566.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2014 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On March 31, 2014, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of March 31, 2014, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,260.  Actual results may differ.

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

Pursuant to the requirements of the Credit Agreement, the Company is required to deliver Hedging Agreements (as defined in the Credit Agreement) fixing the interest rate on not less than $20,000 of the Term Loan.  Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2014, is $150. Aceto’s interest rate swap is classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2013, we are subject to various environmental proceedings for which there were no material changes during the three months ended March 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Index to Exhibits

2.1
Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkatty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc., and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

10.1
Commitment Letter, dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.2
Eighth Amendment, dated as of March 21, 2014 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders.

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

ACETO CORPORATION

DATE	May 9, 2014	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer (Principal Executive Officer)

DATE	May 9, 2014	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer (Principal Financial Officer)

