Form 10-K
period 2014-06-30
ACETO CORP
filed 2014-09-05
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2013 as reported on the NASDAQ Global Select Market, was approximately $670,091,179.

The Registrant has 29,004,630 shares of common stock outstanding as of September 2, 2014.

Documents incorporated by reference:  The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES
FORM 10-K
FOR THE FISCAL YEAR ENDED JUNE 30, 2014

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

Item 1.  Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise.  Aceto was incorporated in 1947 in the State of New York.  We are a global leader in the marketing, sales and distribution of finished dosage form generics, nutraceutical products, pharmaceutical intermediates and active ingredients, agricultural protection products and specialty chemicals. Our business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals. In fiscal 2012, we reconfigured and renamed our three business segments to more accurately reflect the scope of our business activities.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in nine countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. No single supplier accounted for as much as 10% of purchases in fiscal 2014 and 2013.

Strategic relationships with manufacturers of pharmaceutical, nutraceutical, agricultural and specialty chemical products in the United States and internationally serve as a valuable resource to Aceto customers, enabling them to procure vital chemical based products necessary for their diverse and complex applications. A strong global technical network differentiates Aceto from commodity distribution companies. With regional managers in the United States, Europe and Asia, we provide regulatory support and quality assurance for customers and suppliers worldwide. Our regulatory network ensures that all products we distribute are produced to applicable required standards and conform to customer specifications for their intended end use.

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

Aceto partners with customers during the product development process, creating new applications for existing products, as well as new product sourcing opportunities. We offer solutions for product and production challenges, while assisting with quality assurance, government approvals and compliance. All of these value-added services allow Aceto’s customers to be more responsive to their end use customers and more competitive in the global marketplace. We believe our more than 65 years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On April 30, 2014, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. We believe that the acquisition of PACK by Rising will advance Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products  and selling  generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers The strategically important and complementary business combination of PACK with our Rising business further increases the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubles the size of our development pipeline of new generic products. In addition, the acquisition establishes Aceto in branded generics for the first time.

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

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. After we identified a positive change in the attitudes of Europeans towards nutritional products, we globalized this business, creating an operating company headquartered in Germany, Aceto Health Ingredients GmbH. This globally structured business then became the model for all of our business segments, providing international reach and perspective for our customers.

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

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. Historically, pharmaceutical manufacturers have had one source for the intermediates needed to produce their products. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards adhered to by their current commercial products.

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

Aceto is a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology.

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

We also provide organic intermediates and colorants including automotive, industrial and residential coatings, dyes for colorful textiles for both natural and synthetic fibers, FDA-approved colorants for foods and pharmaceuticals and high quality agrochemicals. The color producing industry manufactures a wide assortment of products and Aceto is the supplier of choice to these producers of “color.” From textiles and plastics to inks and paints, our specialty colorant intermediates allow manufacturers to develop an endless rainbow of colorful possibilities.

According to a July 16, 2014 Federal Reserve Statistical Release, in the second quarter of calendar year 2014, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 10.3%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.  Over the past several years, we have successfully brought a number of products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 30, 2014, the total crop acreage planted in the United States in 2014 increased approximately 2.0% to 331 million acres from 325 million acres in 2013.  The number of peanut acres planted in 2014 increased 23% from 2013 levels while sugarcane acreage harvested declined 4% from 2013. In addition, the potato acreage harvested in 2014 rose approximately 1% from the 2013 level.

Research and Development Expenses

Research and development expenses (R&D) represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products.   R&D expenses during fiscal years 2014, 2013 and 2012 were $5,222, $2,834 and $1,574 respectively.

Long-lived Assets

Long-lived assets, excluding property held for sale, by geographic region as of June 30, 2014, 2013, and 2012 were as follows:

	Long-lived assets
	2014	2013	2012
United States	$160,544	$80,870	$85,650
Europe	3,458	2,684	2,388
Asia-Pacific	2,042	2,213	2,413
Total	$166,044	$85,767	$90,451

Suppliers and Customers

We purchase products from specifically approved plants and supply products to customers from plants whose products they have approved. We regularly visit our suppliers to evaluate them not only on the basis of ability to deliver satisfactory products on a timely and cost efficient basis, but also on their commitment to operate in a safe and environmentally responsible manner. During the fiscal years ended June 30, 2014 and 2013 approximately 64% and 68%, respectively, of our purchases were from Asia and approximately 14% and 13%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia.  They include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies.  During fiscal years 2014, 2013 and 2012, sales made to customers in the United States totaled $325,190, $291,433 and $254,368, respectively.  Sales made to customers outside the United States during fiscal years 2014, 2013 and 2012 totaled $184,989, $208,257 and $190,020,  respectively, of which, approximately 59%, 62% and 59%, respectively, were to customers located in Europe. No single product or customer accounted for as much as 10% of net sales in fiscal years 2014, 2013 or 2012.

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

Employees

At June 30, 2014, we had 270 employees, none of whom were covered by a collective bargaining agreement.

Available information

We file annual, quarterly, and current reports, proxy statements, and other information with the U.S. Securities and Exchange Commission (“SEC”).  You may read and copy any document we file at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549.

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

Our distribution operations of finished dosage form generic drugs and APIs are subject to the risks of the generic pharmaceutical industry.

The ability of our business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales. Net selling prices of generic drugs typically decline over time, sometimes dramatically, as additional generic pharmaceutical companies receive approvals and enter the market for a given generic product and competition intensifies. When additional versions of one of our generic products enter the market, we generally lose market share and our selling prices and margins on that product decline.

We may experience declines in sales volumes or prices of certain of our products as the result of the concentration of sales to wholesalers and the continuing trend towards consolidation of such wholesalers and other customer groups which could have a material adverse impact on our business, financial condition, operating results and cash flows.

Wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our finished dosage form generic business. The result of these developments could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our reputation, business, financial condition, operating results and cash flows.

Our future revenue growth and profitability are partially dependent upon our ability to introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could materially adversely affect our reputation, business, financial condition, operating results and cash flows. Many products require FDA approval or the equivalent regulatory approvals in our overseas markets prior to being marketed. The process of obtaining FDA/regulatory approval to market new and generic pharmaceutical products is rigorous, time-consuming, costly and often unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products.

The regulatory approval process outside the U.S. varies depending on foreign regulatory requirements, and failure to obtain regulatory approval in foreign jurisdictions would prevent the marketing of our products in those jurisdictions.

We have certain worldwide intellectual property rights to market some of our products and product candidates. We intend to seek approval to market certain of our products outside of the U.S. To market our products in the European Union and other foreign jurisdictions, we must obtain separate regulatory authorization and comply with numerous and varying regulatory requirements. Approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to marketing that product in those countries. The approval procedure varies among countries and can involve additional testing, and the time required to obtain approval may differ from that required to obtain FDA approval. The foreign regulatory approval process includes all of the risks associated with obtaining FDA approval set forth herein and approval by the FDA does not ensure approval by the regulatory authorities of any other country, nor does the approval by foreign regulatory authorities in one country ensure approval by regulatory authorities in other foreign countries or the FDA. If we fail to comply with these regulatory requirements or obtain and maintain required approvals, our target market will be reduced and our ability to generate revenue from abroad will be adversely affected.

Our growth and development will depend on developing, commercializing and marketing new products, including both our own products and those developed with our collaboration partners. If we do not do so successfully, our growth and development will be impaired.

Our future revenues and profitability will depend, to a significant extent, upon our ability to successfully commercialize new generic pharmaceutical products in a timely manner. As a result, we must continually develop and test new products, and these new products must meet regulatory standards and receive requisite regulatory approvals. Products we are currently developing may or may not achieve the technology success or receive the regulatory approvals or clearances necessary for us to market them. Furthermore, the development and commercialization process is time-consuming and costly, and we cannot assure you that any of our products, if and when developed and approved, can be successfully commercialized. Some of our collaboration partners may decide to make substantial changes to a product’s formulation or design, may experience financial difficulties or have limited financial resources, any of which may delay the development, commercialization and/or marketing of new products. In addition, if a co-developer on a new product terminates our collaboration agreement or does not perform under the agreement, we may experience delays and, possibly, additional costs in developing and marketing that product.

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

We could incur significant uninsured environmental and other liabilities inherent in the chemical/pharmaceutical distribution industry that could materially adversely affect our business, financial condition, operating results and cash flows.

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”).   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

The distribution and sale of some of our products are subject to prior governmental approvals and thereafter ongoing governmental regulation.

Our products are subject to laws administered by federal, state and foreign governments, including the Toxic Substances Control Act as well as regulations requiring registration and approval of many of our products. More stringent restrictions could make our products less desirable, which would adversely affect our revenues and profitability. Some of our products are subject to the EPA registration and re-registration requirements, and are registered in accordance with FIFRA. Such registration requirements are based, among other things, on data demonstrating that the product will not cause unreasonable adverse effects on human health or the environment when used according to approved label directions. Governmental regulatory authorities have required, and may require in the future, that certain scientific data requirements be performed on our products and this may require us, on our behalf or in joint efforts with other registrants, to perform additional testing.  Responding to such requirements may cause delays in or the cessation of the sales of one or more of our products which would adversely affect our profitability. We can provide no assurance that any testing approvals or registrations will be granted on a timely basis, if at all, or that our resources will be adequate to meet the costs of regulatory compliance or that the economic benefit of complying with the requirement will exceed our cost.

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

We have a significant amount of debt.

We have a $130,000 credit facility of which $102,000 was outstanding at June 30, 2014. This facility expires in April 2019. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We have significant goodwill and other intangible assets. Consequently, potential impairment of goodwill and other intangibles may significantly impact our profitability.

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

Our business depends on the free flow of products and services through the channels of commerce worldwide.  Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales.  In  fiscal years 2014 and 2013, approximately 36% and 43%, respectively of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries.  In addition, in fiscal year 2014, approximately 64% and 14% of our purchases came from Asia and Europe, respectively.  In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ.  Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2014, had an outstanding balance of $3,355.

Since the closing of the PACK acquisition on April 30, 2014, the Company leases approximately 7,000 square feet of office space in Buffalo Grove, Illinois.  This lease expires in May 2015.

Since the closing of the Rising acquisition on December 31, 2010, the Company leases approximately 41,000 gross square feet of office space in Allendale, New Jersey. This lease expires in October 2017.

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

Item 3.  Legal Proceedings

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”).   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process.  Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property.  In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

Item 4.  Mine Safety Disclosures

Not Applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.”  The following table states the fiscal year 2014 and 2013 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2014
First Quarter	$17.29	$13.87
Second Quarter	25.24	14.98
Third Quarter	25.25	17.51
Fourth Quarter	23.78	16.65

FISCAL YEAR 2013
First Quarter	$9.81	$8.25
Second Quarter	10.20	8.95
Third Quarter	11.49	9.60
Fourth Quarter	14.20	10.00

Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2014.  Cash dividends of $0.055 per common share were paid in September, December, March and June of fiscal year 2013. Cash dividends of $0.10 per common share were paid in January and June of fiscal year 2012.

As of September 2, 2014, there were 285 holders of record of our common stock.

27,882,679 shares of our common stock were held by the nominee of the Depository Trust Company, the country’s principal central depository.  For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder.  Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, and (c) the total return of our Peer Group.  Our Peer Group consists of 16 companies selected by us, based on total revenues, nature of business, product offerings, customer base, operational model and overall strategy. The peer group companies included:  American Vanguard Corp., Balchem Corp., Calgon Carbon Corp., Cambrex Corp., DXP Enterprises Inc., Hawkins Inc., Innophos Holdings, Innospec Inc., KMG Chemical Inc., Lawson Products, Myers Industries Inc., Nutraceutical International Corp., Prestige Brand Holdings, Quaker Chemical Corp., Rogers Corp., and Usana Health Sciences Inc.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, and the Peer Group on June 30, 2009.  The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2009
ASSUMES DIVIDEND REINVESTMENT
FISCAL YEAR ENDING JUNE 30, 2014
	Aceto Corporation	S&P 500 Index	Peer Group
June 30, 2009	100	100	100
June 30, 2010	89	114	121
June 30, 2011	107	150	191
June 30, 2012	148	158	209
June 30, 2013	233	190	268
June 30, 2014	307	237	313

Item 6.  Selected Financial Data
(In thousands, except per-share amounts)

Fiscal years ended June 30,	2014	2013	2012	2011	2010

Net sales	$510,179	$499,690	$444,388	$412,428	$346,631
Operating income	44,272	34,416	25,366	16,550	9,438
Net income	29,000	22,328	16,981	8,968	6,581

At year end
Working capital	$157,831	$128,393	$118,328	$115,429	$120,924
Total assets	467,984	323,430	299,280	311,665	231,851
Long-term liabilities (including long-term debt)	115,877	38,883	57,636	67,658	17,578
Shareholders’ equity	233,584	194,640	168,003	160,821	139,644

Income per common share
Basic income per common share from net income	$1.04	$0.83	$0.64	$0.35	$0.26
Diluted income per common share from net income	$1.02	$0.81	$0.63	$0.34	$0.26
Cash dividends per common share	$0.24	$0.22	$0.20	$0.20	$0.20

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

We are reporting a $10,489 increase in net sales and a $9,856 increase in operating income for fiscal 2014 from fiscal 2013. Our net income increased to $29,000, or $1.02 per diluted share, an increase of $6,672 or 29.9% compared to fiscal year 2013.

Our financial position as of June 30, 2014, remains strong, as we had cash, cash equivalents and short-term investments of $43,643, working capital of $157,831 and shareholders’ equity of $233,584.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. We believe that the acquisition of PACK by Rising will advance Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The strategically important and complementary business combination of PACK with our Rising business further increases the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubles the size of our development pipeline of new generic products. In addition, the acquisition establishes Aceto in branded generics for the first time.

Aceto supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations. After we identified a positive change in the attitudes of Europeans towards nutritional products, we globalized this business, creating an operating company headquartered in Germany, Aceto Health Ingredients GmbH. This globally structured business then became the model for all of our business segments, providing international reach and perspective for our customers.

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

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. Historically, pharmaceutical manufacturers have had one source for the intermediates needed to produce their products. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards adhered to by their current commercial products.

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

Aceto is a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology.

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

We also provide organic intermediates and colorants including automotive, industrial and residential coatings, dyes for colorful textiles for both natural and synthetic fibers, FDA-approved colorants for foods and pharmaceuticals and high quality agrochemicals. The color producing industry manufactures a wide assortment of products and Aceto is the supplier of choice to these producers of “color.” From textiles and plastics to inks and paints, our specialty colorant intermediates allow manufacturers to develop an endless rainbow of colorful possibilities.

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

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2014.  We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates. Since June 30, 2014, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

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

Partnered Products

We have various products which we have entered into collaborative arrangements with certain pharmaceutical companies. As a result of these arrangements, we share profits on sales of these products, which are included in cost of sales. The shared profits are settled on a quarterly basis.  For each of the fiscal years 2014, 2013 and 2012, there was approximately $26,972, $22,769 and $11,125 respectively, of shared profits included in cost of sales, related to these collaborative arrangements.

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

As of June 30, 2014, we had current net deferred tax assets of $490 and non-current net deferred tax assets of $11,599.  These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates.  If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

Deferred taxes have not been provided for on the majority of undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be indefinitely reinvested in our foreign operations.  A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments.  The Company intends to indefinitely reinvest any undistributed earnings and has no plan for further repatriation. Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation.  In addition, we believe unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

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

Results of Operations

Fiscal Year Ended June 30, 2014 Compared to Fiscal Year Ended June 30, 2013

	Net Sales by Segment Year ended June 30,

					Comparison 2014
	2014		2013		Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$160,217	31.4%	$129,667	25.9%	$30,550	23.6%
Pharmaceutical Ingredients	176,425	34.6	184,852	37.0	(8,427)	(4.6)
Performance Chemicals	173,537	34.0	185,171	37.1	(11,634)	(6.3)

Net sales	$510,179	100.0%	$499,690	100.0%	$10,489	2.1%

	Gross Profit by Segment Year ended June 30,

					Comparison 2014
	2014		2013		Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$48,496	30.3%	$39,306	30.3%	$9,190	23.4%
Pharmaceutical Ingredients	36,615	20.8	31,367	17.0	5,248	16.7
Performance Chemicals	29,592	17.1	27,598	14.9	1,994	7.2

Gross profit	$114,703	22.5%	$98,271	19.7%	$16,432	16.7%

Net Sales

Net sales increased $10,489, or 2.1%, to $510,179 for the year ended June 30, 2014, compared with $499,690 for the prior year.  We reported a sales increase in our Human Health business segment while both our Pharmaceutical Ingredients and Performance Chemicals business segments declined from the prior year.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $30,550 for the year ended June 30, 2014, to $160,217, which represents a 23.6% increase over net sales of $129,667 for the prior year, largely driven by an increase in sales of Rising products of $15,149 due to five new generic product launches during fiscal 2014 and nine new launches during fiscal 2013. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, which is included in our Human Health segment. Sales of PACK products were $8,131, in the two months ended June 30, 2014, and there was no comparable amount in the prior year.  In addition, we experienced an increase of $4,600 in domestic sales of nutritional products due to increased business for new products to existing customers and increased growth and market penetration for existing products, as well as a rise in royalty income from the sale of a proprietary ingredient.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $8,427 for the year ended June 30, 2014, to $176,425, which represents a 4.6% decrease from net sales of $184,852 for the prior year. The primary reason for the decrease is due to a $13,407 decline in sales of APIs sold internationally, primarily from one of our European subsidiaries, as well as a decrease of $3,695 in sales of intermediates which represent key components used in the manufacture of certain drug products. These decreases are offset in part by an increase in sales of domestic APIs of $8,675 due to large reorders of a recently launched API during the twelve months ended June 30, 2014, as well as reorders of existing products.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $173,537 for the year ended June 30, 2014, a decrease of $11,634 or 6.3%, from net sales of $185,171 for the prior year.   Our Performance Chemicals segment saw a decline in sales of our agricultural protection products, primarily from a decrease in high volume sales of a broad-spectrum herbicide and a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables. In addition, there was a drop in domestic sales of agricultural, pigment and miscellaneous intermediates, as well as chemicals used in surface coatings, sold by our Specialty Chemicals business.  The Specialty Chemicals segment also experienced a decline in products sold to the food, beverage and cosmetic industries.

Gross Profit

Gross profit increased $16,432 to $114,703 (22.5% of net sales) for the year ended June 30, 2014, as compared to $98,271 (19.7% of net sales) for the prior year.

Human Health

Human Health’s gross profit of $48,496 for the year ended June 30, 2014 increased $9,190, or 23.4%, over the prior year. The gross margin of 30.3% remained unchanged from the prior year.  The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products and the addition of PACK, the acquisition that occurred on April 30, 2014, as well as increased royalty income earned on certain nutritional products.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2014 for the Pharmaceutical Ingredients business increased by $5,248 or 16.7% over the prior year.  The gross margin of 20.8% was also higher than the prior year’s gross margin of 17.0%. The increase in both gross profit and gross margin is predominantly the result of the increase in the sales volume of reorders of a certain API that occurred in the first and second quarters of fiscal 2014, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $29,592 for the year ended June 30, 2014, versus $27,598 for the prior year, an increase of $1,994, or 7.2%.  The gross margin at 17.1% for the year ended June 30, 2014 was also higher than the prior year’s gross margin of 14.9%.  The increase in both gross profit and gross margin is due to a favorable product mix on Specialty Chemical products sold abroad due to reduced volume on lower margin products and positive product mix on certain sprout inhibitors, which are agricultural protection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $4,188, or 6.9%, to $65,209 for the year ended June 30, 2014 compared to $61,021 for the prior year. As a percentage of sales, SG&A increased from 12.2% to 12.8% for the year ended June 30, 2014 versus the prior year. The primary reasons for the increase in SG&A are $1,874 of transaction costs related to acquisitions completed during the fiscal year, increased payroll and fringe benefits of $1,908 due to additional hiring and annual salary increases and increased stock-based compensation expense of $1,368 due to increased financial and stock performance. In addition, we incurred separation and relocation costs of $1,370 for certain employees of our European and U.S. subsidiaries, as well as employees of PACK. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we now have two months of SG&A for PACK, including approximately $3,030 of SG&A, of which approximately $800 of amortization expense related to acquired intangible assets. The SG&A for the prior period included $3,244 additional accrued contingent consideration related to the Rising acquisition, which did not occur in fiscal 2014.

Research and Development Expenses

Research and development expenses increased $2,388 or 84% to $5,222 for the year ended June 30, 2014 compared to $2,834 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

Fiscal 2014 operating income was $44,272 compared to $34,416 in the prior year, an increase of $9,856 or 28.6%.  This increase was due to the overall increase in gross profit of $16,432 offset by the increases in SG&A and R&D of $6,576 from the comparable prior year.

Interest and Other Income, Net

Interest and other income, net was $2,502 for the year ended June 30, 2014, an increase of $246 from the prior year, mainly due to an increase in income related to a joint venture for one of our Agricultural Protection products.

Provision for Income Taxes

The effective tax rate for fiscal 2014 declined slightly to 35.1% compared to 35.4% for fiscal 2013.  The decrease in the effective tax rate was due to the mix of profits from lower tax rate jurisdictions in Europe compared to the United States in fiscal 2014.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $5,929, or 10.8%, to $61,021 for the year ended June 30, 2013 compared to $55,092 for the prior year. As a percentage of sales, SG&A declined slightly to at 12.2% for the year ended June 30, 2013 versus 12.4% for the prior year. The primary reasons for the increase in SG&A are $3,244 additional accrued contingent consideration related to the Rising acquisition as well as increased information technology maintenance and software related costs.  We also experienced additional accrued performance award expense and increased fringe benefits and stock-based compensation expense due to increased financial performance.  During fiscal 2012, the Company recorded approximately $884 of one-time costs associated with the separation of certain executive management employees, as well as $761 additional accrued contingent consideration related to the Rising acquisition.

Research and Development Expenses

Research and development expenses increased $1,260 to $2,834 for the year ended June 30, 2013 compared to $1,574 for the prior year. R&D represents investment in Rising’s generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

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

Provision for Income Taxes

The effective tax rate for fiscal 2013 increased to 35.4% from 31.4% for fiscal 2012.  The increase in the effective tax rate was due to the mix of profits from higher tax rate jurisdictions in fiscal 2013.  In addition, in fiscal 2011 we repatriated earnings from certain foreign subsidiaries, in connection with our acquisition of Rising. In fiscal 2012, our effective tax rate was favorably impacted by the reversal of approximately $529 of tax expense related to the final tax payment associated with the fiscal 2011 repatriation. The Company intends to indefinitely reinvest its undistributed earnings and has no plan for further repatriation.

Liquidity and Capital Resources

Cash Flows

At June 30, 2014, we had $42,897 in cash, of which $30,442 was outside the United States, $746 in short-term investments, all of which is held outside the United States  and $105,501 in long-term debt (including the current portion), of which $105,355 is in the United States.  Working capital was $157,831 at June 30, 2014 compared to $128,393 at June 30, 2013.  The $30,442 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2014 increased $9,666 from the amount at June 30, 2013.  Operating activities for the year ended June 30, 2014 provided cash of $25,056 for this period, as compared to cash provided of $25,476 for the comparable period. The $25,056 was comprised of $29,000 in net income and $6,148 derived from adjustments for non-cash items less a net $10,092 decrease from changes in operating assets and liabilities. The non-cash items included $8,091 in depreciation and amortization expense, $2,024 of earnings on an equity investment in a joint venture, $3,083 for the deferred income taxes provision and $3,156 in non-cash stock compensation expense. Trade accounts receivable increased $19,400 during the year ended June 30, 2014, due predominantly to an increase in sales in this fourth quarter as compared to the fourth quarter of fiscal 2013, as well as an increase in days sales outstanding, particularly on our international sales.  Inventories increased by approximately $7,764 and accounts payable increased by approximately $5,216 due primarily to an increase in inventories on hand for Rising as this subsidiary had increased orders for an existing product, as well as a build-up of  inventory for a new product. In addition, both of our Netherlands and Germany subsidiaries had increased inventory on-hand for nutritional products due to anticipated fiscal 2015 sales. The rise in inventories was also due to purchases of agricultural protection products as a result of a ramp-up in orders for products that will be shipped in the first quarter of fiscal 2015 as well as build up for lead-time for our herbicide product for sugar cane. Accrued expenses and other liabilities increased $8,868 due to an increase in price concessions and partnered products liabilities related to increased sales from Rising.  Distributions from a joint venture provided cash of $1,810.

Our cash position at June 30, 2013 increased $8,369 from the amount at June 30, 2012.  Operating activities for the year ended June 30, 2013 provided cash of $25,476 as compared to cash provided of $14,981 for the comparable 2012 period. The $25,476 was comprised of $22,328 in net income, $7,946 derived from adjustments for non-cash items and a net $4,798 decrease from changes in operating assets and liabilities. The non-cash items included $6,944 in depreciation and amortization expense, $3,244 of accrued contingent consideration related to the Rising acquisition, $2,649 for the deferred income taxes provision, $1,790 of earnings on an equity investment in a joint venture and $1,788 in non-cash stock compensation expense. Trade accounts receivable increased $14,985 during the year ended June 30, 2013 due predominantly to an increase in sales during the fourth quarter as compared to the fourth quarter of fiscal 2012, as well as an increase in days sales outstanding, since June 30, 2012.  Other receivables increased $2,685 due to royalties related to nutritional products as well as an increase in value added taxes receivables in our German subsidiaries. Accounts payable decreased by $3,228 due to timing of payments processed at the end of the quarter related to the sales volume increase.  Accrued expenses and other liabilities increased $12,807 due primarily to an increase in price concessions and partnered products liabilities related to increased sales from Rising, as well as an increase in accrued compensation related to increased accrued performance awards, which were paid  in the first quarter of fiscal 2014, and a rise in income tax payables related to the increased profitability. Distributions from a joint venture provided cash of $1,745.

Investing activities for the year ended June 30, 2014 used cash of $86,633, primarily from $86,140 of payments for net assets of businesses acquired and $1,891 for purchases of property and equipment and intangible assets.  This use of cash was partially offset by cash received of $1,506 from the sale of investments.   Investing activities for the year ended June 30, 2013 used cash of $3,196, primarily related to the purchases of investments of $2,698 and payments for intangible assets and property and equipment of $2,527, offset by proceeds received upon sale of investments of $2,029. Investing activities for the year ended June 30, 2012 used cash of $1,754 primarily related to purchases of investments, property and equipment and intangible assets offset by sales of investments, intangible assets and payments received on notes receivable.

Financing activities for the year ended June 30, 2014 provided cash of $70,533 primarily from bank borrowings of $114,145, proceeds of $3,655 received from the exercise of stock options and $1,752 of excess income tax benefit on stock option exercises and restricted stock.  This was offset by the use of cash of $40,713 for the repayment of bank borrowings, $1,500 of deferred consideration to the sellers of Rising and $6,806 payment of cash dividends.  Financing activities for the year ended June 30, 2013 used cash of $14,306 primarily from $23,696 of repayment of bank borrowings and $6,016 of payment of cash dividends.  In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising.  This use of cash was offset by bank borrowings of $10,000 and $6,257 proceeds received from exercise of stock options. Financing activities for the year ended June 30, 2012 used cash of $15,295, primarily from $9,232 of bank loan repayments and the payment of dividends of $5,331.  In addition, we paid $1,500 of deferred consideration to the sellers of Rising.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At June 30, 2014, we had available lines of credit with foreign financial institutions totaling $8,798, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, we entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminates the Credit Agreement, dated December 31, 2010.  We may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Commitment”).  The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the new Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the new Credit Agreement) or (iii) a combination thereof.   As of June 30, 2014, we borrowed Revolving Loans aggregating $32,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.15% to 2.32% at June 30, 2014. The new Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”).  The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  We borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK.  As of June 30, 2014, the remaining amount outstanding under the amortizing Term Loan is $70,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.23% at June 30, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The new Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At June 30, 2014, we had utilized $102,105 in bank loans and letters of credit, leaving $27,895 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The new Credit Agreement provides for a security interest in all of our personal property.  The new Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2014.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining balance of this derivative as of June 30, 2014 is $26,750.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2014 is $8,250.

Working Capital Outlook

Working capital was $157,831 at June 30, 2014, compared to $128,393 at June 30, 2013.  In March 2010, we purchased a building in Port Washington, New York, which is now the site of our global headquarters. We moved our corporate offices into this new building in April 2011. On June 30, 2011, we entered into a mortgage payable for $3,947 on this new corporate headquarters. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of June 30, 2014 and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as make payments to various task force groups, which could approximate $3,900 through fiscal 2015.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of June 30, 2014, we had accrued $3,797 related to this contingent consideration.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by us over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 paid in February 2014 and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2014, we had accrued $5,694 related to this contingent consideration, with $4,500 anticipated to be paid in the next twelve months.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, operating lease agreements, letters of credit and unconditional purchase obligations.  We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity.  At June 30, 2014, we had no significant obligations for capital expenditures.

At June 30, 2014, contractual cash obligations and other commercial commitments were as follows:

Contractual Obligations	Payments Due and/or Amount of Commitment (Expiration per Period)

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt obligations (a)	$105,501	$8,343	$22,394	$72,394	$2,370

Operating leases	5,245	1,813	2,265	707	460

Commercial letters of credit	251	251	-	-	-

Standby letters of credit	889	889	-	-	-

Unconditional purchase obligations	50,806	50,806	-	-	-

Total	$162,692	$62,102	$24,659	$73,101	$2,830

(a) Long-term debt obligations are comprised of various loans. Interest is not included in the above table as the majority of the debt is variable in nature. As of June 30, 2014, interest on these variable loans ranged from 2.15% to 2.32%.

Other significant commitments and contingencies include the following:

1.
A subsidiary of ours markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $3,900 through fiscal 2015, of which $0 has been accrued as of June 30, 2014 and June 30, 2013.

2.
We, together with our subsidiaries are subject to various claims which have arisen in the normal course of business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable.  In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments.  If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss.  While we have determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

3.
We have environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, we received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000.  Remediation commenced in fiscal 2010, and as of June 30, 2014 and June 30, 2013, a liability of $8,907 and $7,166, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on our financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, we entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. In accordance with the contract, BASF paid $550 related to past response costs and will pay a proportionate share of the future remediation costs. Accordingly, we had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. We also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2014 and June 30, 2013 is $4,008 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

4.
In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”).   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

5.
In fiscal years 2011, 2009, 2008 and 2007, we received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from us for our share to remediate the site contamination. Although we acknowledge that we shipped materials to the site for formulation over twenty years ago, we believe that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believe that, at most, we are a de minimus contributor to the site contamination.  Accordingly, we believe that the settlement offer is unreasonable.  Management believes that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or liquidity.

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

35

7.
In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by us over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 paid in February 2014 and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase.

8.
In connection with the Rising acquisition, the purchase agreement provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of June 30, 2014, we had accrued $5,694 related to this contingent consideration.

9.
In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of June 30, 2014, we had accrued $3,797 related to this contingent consideration.

Impact of New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)” , which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets The adoption of ASU 2012-02 did not have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance. We are currently evaluating the impact of adopting this guidance.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $746 at June 30, 2014.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At June 30, 2014, we had foreign currency contracts outstanding that had a notional amount of $42,755.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2014, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On June 30, 2014, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of June 30, 2014, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,246.  Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining balance of this derivative as of June 30, 2014 is $26,750.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2014 is $8,250. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2014, is $437. Our interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 8.  Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2014, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2014, was effective.

As discussed in Note 3 — Business Combinations, to our Consolidated Financial Statements, on April 30, 2014, we acquired 100% of the issued and outstanding membership interests of PACK. The scope of our evaluation did not include specific processes or transactions unique to PACK since PACK has not been integrated into our internal control systems as of June 30, 2014. We are continuing the integration of PACK into our internal control systems and will include PACK’s specific processes and transactions in our fiscal year 2015 evaluation of the effectiveness of internal control over financial reporting. PACK’s assets, which were excluded from our internal control evaluation, accounted for 5% of our total assets at June 30, 2014. PACK accounted for 2% of our total net sales for the year ended June 30, 2014.

Our internal control over financial reporting as of June 30, 2014, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Aceto Corporation’s internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of PACK, which was acquired on April 30, 2014, and which is included in the consolidated balance sheet of Aceto Corporation as of June 30, 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. PACK constituted 5% of assets and 2% of net sales, as of and for the year then ended June 30, 2014. Management did not assess the effectiveness of internal control over financial reporting of PACK because of the timing of the acquisition which was completed on April 30, 2014. Our audit of internal control over financial reporting of Aceto Corporation also did not include an evaluation of the internal control over financial reporting of PACK.

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014 and our report dated September 5, 2014, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 5, 2014

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, not already provided under the table presented below, is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

The following table states certain information with respect to our equity compensation plans at June 30, 2014:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	490,000	$7.93	2,412,000

Equity compensation plans not approved by security holders	-	-	-
Total	490,000	$7.93	2,412,000

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders.

Item 14.  Principal Accounting Fees and Services

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

2.2
Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Restated Certificate of Incorporation of Aceto Corporation, (incorporated by reference to Appendix A to our Definitive Additional Materials on Schedule 14A filed on November 19, 2013).

3.2	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

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

41

10.10
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12
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

10.13
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

10.14
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

10.16
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.17
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

10.18
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.19
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.20	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).
10.21	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.22
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.23	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

42

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.30	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.33	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.34
Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.35
Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.36
Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.37
Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.38	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.39	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.40
Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.41
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

10.42
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

10.43
Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.44	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.45
Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.46
Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.47
Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.48
Eighth Amendment, dated as of March 21, 2014 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.49
Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

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

ACETO CORPORATION AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2014 and 2013	48

Consolidated statements of income for the years ended June 30, 2014, 2013 and 2012	49

Consolidated statements of comprehensive income for the years ended June 30, 2014, 2013 and 2012	50

Consolidated statements of cash flows for the years ended June 30, 2014, 2013 and 2012	51

Consolidated statements of shareholders’ equity for the years ended June 30, 2014, 2013 and 2012	52

Notes to consolidated financial statements	53

Schedules:

II - Valuation and qualifying accounts	79

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Aceto Corporation
Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2014 and 2013 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2014.  In connection with our audits of the consolidated financial statements, we have also audited the schedule as listed in the accompanying index.  These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 5, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 5, 2014

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2014 AND 2013
(in thousands, except per-share amounts)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$42,897	$33,231
Investments	746	2,144
Trade receivables: less allowance for doubtful accounts (2014, $517;
2013; $1,294)	122,694	90,108
Other receivables	5,288	5,283
Inventory	100,683	83,849
Prepaid expenses and other current assets	3,556	2,984
Deferred income tax asset, net	490	701
Total current assets	276,354	218,300

Property and equipment, net	11,573	11,410
Property held for sale	5,848	4,058
Goodwill	66,516	33,526
Intangible assets, net	87,955	40,831
Deferred income tax asset, net	11,605	8,055
Other assets	8,133	7,250

TOTAL ASSETS	$467,984	$323,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,343	$11,714
Accounts payable	48,716	39,222
Accrued expenses	61,464	38,971
Total current liabilities	118,523	89,907

Long-term debt	97,158	20,355
Long-term liabilities	11,634	13,413
Environmental remediation liability	7,079	5,109
Deferred income tax liability	6	6
Total liabilities	234,400	128,790

Commitments and contingencies (Note 16)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 28,772 and 27,831 shares issued and outstanding at June 30, 2014 and 2013, respectively	288	278
Capital in excess of par value	87,156	72,845
Retained earnings	140,768	118,615
Accumulated other comprehensive income	5,372	2,902
Total shareholders’ equity	233,584	194,640

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,984	$323,430

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

	2014	2013	2012

Net sales	$510,179	$499,690	$444,388
Cost of sales	395,476	401,419	362,356
Gross profit	114,703	98,271	82,032

Selling, general and administrative expenses	65,209	61,021	55,092
Research and development expenses	5,222	2,834	1,574
Operating income	44,272	34,416	25,366

Other income (expense):
Interest expense	(2,100)	(2,122)	(2,627)
Interest and other income, net	2,502	2,256	2,001
	402	134	(626)

Income before income taxes	44,674	34,550	24,740
Provision for income taxes	15,674	12,222	7,759
Net income	$29,000	$22,328	$16,981

Basic income per common share	$1.04	$0.83	$0.64

Diluted income per common share	$1.02	$0.81	$0.63

Weighted average shares outstanding:
Basic	28,001	27,050	26,587
Diluted	28,563	27,450	26,812

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012

Net income	$29,000	$22,328	$16,981

Other comprehensive income:
Foreign currency translation adjustments	2,609	1,447	(6,164)
Change in fair value of interest rate swaps	(179)	169	(94)
Defined benefit plans	40	(33)	(166)

Comprehensive income	$31,470	$23,911	$10,557

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands)

	2014	2013	2012

Operating activities:
Net income	$29,000	$22,328	$16,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,091	6,944	6,942
Provision for doubtful accounts	8	409	211
Non-cash stock compensation	3,156	1,788	1,168
Deferred income taxes	(3,083)	(2,649)	(1,777)
Earnings on equity investment in joint venture	(2,024)	(1,790)	(1,598)
Contingent consideration	-	3,244	761
Changes in assets and liabilities:
Trade receivables	(19,400)	(14,985)	5,711
Other receivables	1,353	(2,685)	1,446
Inventory	(7,764)	1,632	(9,926)
Prepaid expenses and other current assets	(232)	(694)	(594)
Other assets	57	610	756
Accounts payable	5,216	(3,228)	(978)
Accrued expenses and other liabilities	8,868	12,807	(5,834)
Distributions from joint venture	1,810	1,745	1,712
Net cash provided by operating activities	25,056	25,476	14,981
Investing activities:
Payment for net assets of businesses acquired	(86,140)	-	-
Purchases of investments	(108)	(2,698)	(1,155)
Sales of investments	1,506	2,029	475
Payments received on notes receivable	-	-	350
Proceeds from sale of intangible assets	-	-	400
Payments for intangible assets	(746)	(1,505)	(726)
Purchases of property and equipment, net	(1,145)	(1,022)	(1,098)
Net cash used in investing activities	(86,633)	(3,196)	(1,754)

Financing activities:
Proceeds from exercise of stock options	3,655	6,257	620
Excess income tax benefit on stock option exercises and restricted stock	1,752	619	148
Payment of cash dividends	(6,806)	(6,016)	(5,331)
Payment of deferred consideration	(1,500)	(1,470)	(1,500)
Borrowings of bank loans	114,145	10,000	-
Repayment of bank loans	(40,713)	(23,696)	(9,232)
Net cash provided by (used in) financing activities	70,533	(14,306)	(15,295)

Effect of foreign exchange rate changes on cash	710	395	(1,734)

Net increase (decrease) in cash and cash equivalents	9,666	8,369	(3,802)
Cash and cash equivalents at beginning of period	33,231	24,862	28,664
Cash and cash equivalents at end of period	$42,897	$33,231	$24,862

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

							Accumulated
			Capital in Excess of				Other
	Common Stock			Retained	Treasury Stock		Comprehensive
	Shares	Amount	Par Value	Earnings	Shares	Amount	Income	Total
Balance at June 30, 2011	26,644	$266	$62,329	$90,713	(24)	($230)	$7,743	$160,821

Net income	-	-	-	16,981	-	-	-	16,981
Foreign currency translation adjustments	-	-	-	-	-	-	(6,164)	(6,164)
Defined benefit plans, net of tax of $78	-	-	-	-	-	-	(166)	(166)
Change in fair value of interest rate swaps	-	-	-	-	-	-	(94)	(94)
Stock issued pursuant to employee stock incentive plans	8	-	49	-	-	-	-	49
Issuance of restricted stock, including dividends and net of forfeitures	118	1	(220)	-	23	220	-	1
Dividends declared ($0.20 per share)	-	-	-	(5,350)	-	-	-	(5,350)
Share-based compensation	-	-	1,157	-	-	-	-	1,157
Exercise of stock options	167	2	608	-	1	10	-	620
Tax benefit from employee stock incentive plans	-	-	148	-	-	-	-	148
Balance at June 30, 2012	26,937	269	64,071	102,344	-	-	1,319	168,003

Net income	-	-	-	22,328	-	-	-	22,328
Foreign currency translation adjustment	-	-	-	-	-	-	1,447	1,447
Defined benefit plans, net of tax of $16	-	-	-	-	-	-	(33)	(33)
Change in fair value of interest rate swaps	-	-	-	-	-	-	169	169
Stock issued pursuant to employee stock incentive plans	9	-	82	-	-	-	-	82
Issuance of restricted stock, including dividends and net of forfeitures	145	2	(2)	-	-	-	-	-
Dividends declared ($0.22 per share)	-	-	-	(6,057)	-	-	-	(6,057)
Share-based compensation	-	-	1,777	-	-	-	-	1,777
Exercise of stock options	740	7	6,298	-	-	-	-	6,305
Tax benefit from employee stock incentive plans	-	-	619	-	-	-	-	619
Balance at June 30, 2013	27,831	278	72,845	118,615	-	-	2,902	194,640

Net income	-	-	-	29,000	-	-	-	29,000
Foreign currency translation adjustment	-	-	-	-	-	-	2,609	2,609
Defined benefit plans, net of tax of $19	-	-	-	-	-	-	40	40
Change in fair value of interest rate swaps	-	-	-	-	-	-	(179)	(179)
Stock issued pursuant to employee stock incentive plans	7	-	93	-	-	-	-	93
Issuance of restricted stock, including dividends and net of forfeitures	282	3	(3)	-	-	-	-	-
Stock issued in connection with the PACK acquisition	260	3	5,682	-	-	-	-	5,685
Dividends declared ($0.24 per share)	-	-	-	(6,847)	-	-	-	(6,847)
Share-based compensation	-	-	3,136	-	-	-	-	3,136
Exercise of stock options	392	4	3,651	-	-	-	-	3,655
Tax benefit from employee stock incentive plans	-	-	1,752	-	-	-	-	1,752
Balance at June 30, 2014	28,772	$288	$87,156	$140,768	-	-	$5,372	$233,584

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2014 and June 30, 2013 is $383 and $115, respectively, of restricted cash.

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

Inventory

Inventory, which consists principally of finished goods, are stated at the lower of cost (first-in first-out method) or market.  The Company writes down its inventory for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated market value based upon assumptions about future demand and market conditions.

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
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income as of June 30, 2014 and 2013 are as follows:

	2014	2013
Cumulative foreign currency translation adjustments	$5,866	$3,257
Fair value of interest rate swaps	(437)	(258)
Defined benefit plans, net of tax	(57)	(97)
Total	$5,372	$2,902

The foreign currency translation adjustments for the year ended June 30, 2014 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

On May 8, 2014, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2017.  Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

On September 4, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on September 29, 2014 to shareholders of record as of September 15, 2014.

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
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2014, 2013 and 2012:

	2014	2013	2012

Weighted average shares outstanding	28,001	27,050	26,587

Dilutive effect of stock options and restricted stock awards and units	562	400	225

Diluted weighted average shares outstanding	28,563	27,450	26,812

There were 0, 424 and 1,340 common equivalent shares outstanding as of June 30, 2014, 2013 and 2012, respectively that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

The components of property and equipment were as follows:

	June 30, 2014	June 30, 2013	Estimated useful life (years)
Machinery and equipment	$907	$865	3-7
Leasehold improvements	1,114	686	Shorter of asset life or lease term
Computer equipment and software	5,348	4,067	3-5
Furniture and fixtures	2,488	2,144	5-10
Automobiles	171	196	3
Building	8,692	8,692	20
Land	1,983	1,983	-
	20,703	18,633
Accumulated depreciation and amortization	9,130	7,223
	$11,573	$11,410

Property held for sale represents land and land improvements of $5,848 and $4,058 at June 30, 2014 and 2013, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $1,430, $1,315 and $1,317 for the years ended June 30, 2014, 2013, and 2012 respectively.

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
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment in fiscal 2014 and fiscal 2013. This adoption did not have a material impact on the Company’s consolidated financial statements.

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

In conjunction with the new Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time.  Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is December 31, 2015.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

(3) Business Combinations

PACK Pharmaceuticals, LLC

On April 30, 2014, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The Company believes that the acquisition of PACK by Rising will advance Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling  generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The purchase price was approximately $91,596, which was comprised of the issuance of 260 shares of Aceto common stock, valued at $5,685, and a cash payment of approximately $85,911. The purchase agreement also provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of June 30, 2014, the Company accrued $3,797 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

The acquisition was accounted for using the purchase method of accounting.  The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of April 30, 2014:

Trade receivables	$11,592
Other receivables	1,215
Inventory	7,711
Prepaid expenses and other current assets	239
Property and equipment, net	311
Goodwill	32,722
Intangible assets	52,540
Total assets acquired	106,330

Accounts payable	3,383
Accrued expenses	7,626
Contingent consideration	3,725

Net assets acquired	$91,596

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

The fair value of the net assets acquired were determined using discounted cash flow analyses and estimates made by management.  The purchase price was allocated to intangible assets as follows: approximately $32,722 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $38,280 of product rights, amortizable over a period of approximately eleven years; approximately $14,170 of customer relationships, amortizable over eleven years; and approximately $90 of trademarks, amortizable over a period of three years.  Amortization of the acquired intangible assets is deductible for income tax purposes.  Goodwill represents the excess of the purchase price paid over the fair value of the underlying net assets of the business acquired and was allocated to the Human Health Segment.

For the period from April 30, 2014 to June 30, 2014, PACK’s net sales and loss before income taxes was approximately $8,131 and ($454) respectively, which have been included in the consolidated statement of income for the year ended June 30, 2014.  The following represents unaudited pro forma operating results as if the operations of PACK had been included in the Company’s consolidated statements of operations as of July 1, 2012:

	Year ended
	June 30,
	2014	2013

Net sales	$551,744	$538,058
Net income	29,704	20,140
Net income per common share	$1.05	$.74
Diluted net income per common share	$1.03	$.73

The pro forma financial information includes business combination accounting effects from the acquisition including amortization charges from acquired intangible assets of approximately $4,783 for both periods presented, increase in interest expense of approximately $3,414 for both periods presented associated with bank borrowings to fund the acquisition, reversal of acquisition related transaction costs of approximately $1,732 and tax related effects in both periods. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of fiscal 2013.

Other

On December 10, 2013, the Company acquired all of the outstanding stock of a company in France which has been accounted for as a business combination.  The impact of this business combination on the Company’s consolidated balance sheet as of June 30, 2014 and its consolidated statement of income for the year ended June 30, 2014 was not material.

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2014		June 30, 2013
	Fair Value	Cost Basis	Fair Value	Cost Basis

Held to Maturity Investments
Time deposits	$746	$700	$2,144	$2,016

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At June 30, 2014, the Company had foreign currency contracts outstanding that had a notional amount of $42,755. Unrealized losses on hedging activities for the years ended June 30, 2014, 2013, and 2012, amounted to $40, $160 and $560, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining balance of this derivative as of June 30, 2014 is $26,750.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2014 is $8,250. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2014, is $437. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of June 30, 2014 and 2013, the Company had $5,694 and $5,346, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. In addition, the Company had $3,797 of contingent consideration related to PACK, which was completed in April 2014 and $413 of contingent consideration related to the acquisition of a company in France, which occurred in December 2013.  The contingent consideration was calculated using the present value of a probability weighted income approach. The change in contingent consideration relates to the fiscal 2014 acquisitions and accrued interest expense of $438.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2014 and 2013:

	Fair Value Measurements at June 30, 2014 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$1,372	-	$1,372
Investments:
Time deposits	-	746	-	746

Foreign currency contracts-assets (1)	-	87	-	87
Foreign currency contracts-liabilities (2)	-	128	-	128
Derivative liability for interest rate swap (3)	-	437	-	437
Contingent consideration (4)	-	-	$9,904	9,904

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(2)          Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(3)          Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(4)	$4,500 included in “Accrued expenses” and $5,404 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2014.

	Fair Value Measurements at June 30, 2013 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$856	-	$856
Investments:
Time deposits	-	2,144	-	2,144

Foreign currency contracts-assets (5)	-	14	-	14
Foreign currency contracts-liabilities (6)	-	173	-	173
Derivative liability for interest rate swap (7)	-	258	-	258
Contingent consideration (8)	-	-	$5,346	5,346

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2013.
(6)          Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2013
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2013.
(8)	$1,500 included in “Accrued expenses” and $3,846 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2014.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

(6)  Goodwill and Other Intangible Assets

As of June 30, 2014 and June 30, 2013, there was goodwill of $66,516 and $33,526, respectively.

Changes in the Company’s goodwill during 2014 and 2013 are as follows:

Balance as of July 1, 2012	$33,495
Changes in foreign currency exchange rates	31
Balance as of July 1, 2013	33,526
Acquisitions	32,944
Changes in foreign currency exchange rates	46
Balance as of June 30, 2014	$66,516

The 2014 balance includes $32,722 related to the PACK acquisition which occurred on April 30, 2014 and is part of the Human Health reportable segment.

Intangible assets subject to amortization as of June 30, 2014 and 2013 were as follows:
	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2014

Customer relationships	$22,292	$4,782	$17,510
Trademarks	1,886	1,711	175
Product rights and related intangibles	72,626	10,146	62,480
License agreements	5,938	3,642	2,296
EPA registrations and related data	11,969	7,469	4,500
Technology-based intangibles	155	96	59
	$114,866	$27,846	$87,020

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2013

Customer relationships	$7,320	$3,946	$3,374
Trademarks	1,700	1,215	485
Product rights and related intangibles	34,346	6,767	27,579
License agreements	5,938	2,715	3,223
EPA registrations and related data	11,523	6,325	5,198
Technology-based intangibles	155	74	81
	$60,982	$21,042	$39,940

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. The straight-line method is utilized as it best reflects the use of the asset. The estimated useful lives of customer relationships, trademarks, product rights and related intangibles, license agreements, EPA registrations and related data and technology-based intangibles are 7-11 years, 3-4 years, 3-14 years, 6-11 years, 10 years, and 7 years, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

As of June 30, 2014 and June 30, 2013, the Company also had $935 and $891, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization.  The change in trademarks with indefinite lives is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $6,662, $5,629 and $5,625 for the years ended June 30, 2014, 2013 and 2012, respectively.  The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2015 through June 30, 2020 are as follows:  2015: $10,200; 2016: $10,143; 2017: $9,393; 2018: $8,597; 2019: $8,164 and 2020 and thereafter: $40,523.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2014 and 2013 were as follows:
	2014	2013
Accrued compensation	$7,940	$7,351
Accrued environmental remediation costs-current portion	1,828	2,058
Reserve for price concessions	24,884	10,139
Accrued income taxes payable	6,403	3,956
Other accrued expenses	20,409	15,467
	$61,464	$38,971

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000.  Remediation commenced in fiscal 2010, and as of June 30, 2014 and June 30, 2013, a liability of $8,907 and $7,166, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2014 and June 30, 2013 is $4,008 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”).   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

(9) Debt

Long-term debt

	June 30,
	2014	2013

Revolving bank loans	$32,000	$4,000
Term bank loans	70,000	24,500
Mortgage	3,355	3,569
Other	146	-
	105,501	32,069
Less current portion	8,343	11,714
	$97,158	$20,355

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK, Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminates the Credit Agreement, dated December 31, 2010.  Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Commitment”).  The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the new Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the new Credit Agreement) or (iii) a combination thereof.   As of June 30, 2014, the Company borrowed Revolving Loans aggregating $32,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.15% to 2.32% at June 30, 2014. The new Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”).  The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK.  As of June 30, 2014, the remaining amount outstanding under the amortizing Term Loan is $70,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.23% at June 30, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Term Loan is payable as to principal in nineteen consecutive quarterly installments, which will commence on September 30, 2014 and will continue on each December 31, March 31, and June 30 thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the new Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 4	$2,000
5 through 8	$2,500
9 through 12	$3,000
13 through 16	$4,000
17 through 19	$6,000

As such, the Company has classified $8,000 of the Term Loan as short-term in the consolidated balance sheet at June 30, 2014.  The new Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $105 and $78 at June 30, 2014 and June 30, 2013 respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The new Credit Agreement provides for a security interest in all of our personal property.  The new Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2014.

The Company has available lines of credit with foreign financial institutions. At June 30, 2014, the Company had available lines of credit with foreign financial institutions totaling $8,798.   At June 30, 2013, the Company had available lines of credit with foreign financial institutions totaling $8,665. The Company has issued a cross corporate guarantee to the foreign banks.  Short term loans under these agreements bear interest at a fixed rate of 5.0% at June 30, 2014, 5.0% at June 30, 2013 and 5.5% at June 30, 2012.  The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $102,146 in bank loans and $251 in letters of credit leaving an unused facility of $36,693 at June 30, 2014.  At June 30, 2013 the Company had $28,500 in bank loans and $78 in letters of credit leaving an unused facility of $44,587.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of June 30, 2014 and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2015	$8,343
2016	10,197
2017	12,197
2018	16,197
2019	56,197
Thereafter	2,370

$105,501

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

In fiscal year 2012, the Company granted 217 stock options to employees at an exercise price equal to the market value of the common stock on the date of grant, determined in accordance with the 2010 Plan.  These options vest over three years and have a term of ten years from the date of grant.  There were no stock options granted in fiscal year 2013 or 2014.

As of June 30, 2014, there were 2,398 and 14 shares of common stock available for grant under the 2010 and 2007 Plans, respectively.

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
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

Under the terms of the Company’s 1980 Stock Option Plan, as amended (1980 Plan), options may be issued to officers and key employees. The exercise price per share can be greater or less than the market value of the stock on the date of grant. The 1980 Plan expired in September 2005.  Outstanding options survive the expiration of the 1980 Plan.

The following summarizes the shares of common stock under options for all plans at June 30, 2014, 2013 and 2012, and the activity with respect to options for the respective years then ended:
	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2011	1,959	$8.46
Granted	217	6.10
Exercised	(168)	4.33
Forfeited (including cancelled options)	(193)	9.68
Balance at June 30, 2012	1,815	$8.47
Granted	-	-
Exercised	(740)	8.43
Forfeited (including cancelled options)	(115)	9.55
Balance at June 30, 2013	960	$8.36
Granted	-	-
Exercised	(392)	9.34
Forfeited (including cancelled options)	(17)	6.58
Balance at June 30, 2014	551	$7.72	$5,741
Options exercisable at June 30, 2014	490	$7.93	$5,002

The total intrinsic value of stock options exercised during the years ended June 30, 2014, 2013 and 2012 was approximately $3,607, $2,047 and $690, respectively.   At June 30, 2014, outstanding options had expiration dates ranging from September 2014 to December 2021.

Under the 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted.  In fiscal 2014, 2013 and 2012, restricted stock awarded and premium shares vested of 7, 9 and 8 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $93, $82 and $49, respectively.  The related non-cash compensation expense related to the vesting of premium shares during the year was $20, $11 and $11 in fiscal 2014, 2013 and 2012, respectively.  Additionally, non-cash compensation expense of $207, $324 and $333 was recorded in fiscal 2014, 2013 and 2012, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. Included in the year ended June 30, 2012 stock-based compensation expense for stock options was approximately $11, related to the modification of certain stock options. As of June 30, 2014, the total unrecognized compensation cost related to option awards is $21.

The following summarizes the non-vested stock options at June 30, 2014 and the activity with respect to non-vested options for the year ended June 30, 2014:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2013	198	$2.32
Granted	-	-
Vested	(130)	2.45
Forfeited	(7)	2.10
Non-vested at June 30, 2014	61	$2.06

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

There were no stock options granted during fiscal 2014 or 2013. The per-share weighted-average fair value of stock options granted during 2012 was $2.07 on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2012

Expected life	5.7 years
Expected volatility	48.1%
Risk-free interest rate	1.59%
Dividend yield	3.24%

During the year ended June 30, 2014, the Company granted 214 shares of restricted common stock to its employees that vest over three years and 11 shares of restricted common stock to its non-employee directors, which vest over approximately one year as well as 32 restricted stock units that have varying vest dates from August 2014 through July 2015. In addition, the Company also issued a target grant of 131 performance-vested restricted stock units, which grant could be as much as 196 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the years ended June 30, 2014, 2013 and  2012, the Company recorded non-cash stock-based compensation expense of approximately $2,929, $1,453, and $824, respectively,  which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $4,409 at June 30, 2014 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.5 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2014, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	411	$8.13
Granted	388	15.38
Vested	(191)	8.34
Forfeited	(46)	10.43
Non-vested at June 30, 2014	562	$13.00

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

(11)  Interest and Other Income

Interest and other income during fiscal 2014, 2013 and 2012 was comprised of the following:

	2014	2013	2012
Dividends	$257	$228	$139
Interest	237	185	184
Foreign government subsidies received	38	17	41
Joint venture equity earnings	2,024	1,790	1,598
Foreign currency losses	(102)	(105)	(74)
Rental income	144	82	-
Miscellaneous income	(96)	59	113
	$2,502	$2,256	$2,001

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2014	2013	2012
Domestic operations	$30,884	$21,181	$16,418
Foreign operations	13,790	13,369	8,322
	$44,674	$34,550	$24,740

The components of the provision for income taxes are as follows:

	2014	2013	2012
Federal:
Current	$12,720	$9,428	$6,533
Deferred	(2,728)	(2,011)	(1,476)
State and local:
Current	1,547	1,568	716
Deferred	(113)	(628)	(277)
Foreign:
Current	4,490	3,875	2,287
Deferred	(242)	(10)	(24)
	$15,674	$12,222	$7,759

Income taxes payable, which is included in accrued expenses, was $6,403 and $3,956 at June 30, 2014 and 2013, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2014 and 2013 are presented below:

	2014	2013
Deferred tax assets:
Accrued environmental remediation liabilities not currently deductible	$-	$102
Accrued deferred compensation	2,970	2,791
Accrual for sales deductions not currently deductible	5,901	2,989
Additional inventoried costs for tax purposes	236	206
Allowance for doubtful accounts receivable	87	139
Depreciation and amortization	6,074	2,690
Accrual for payments to former senior management and other personnel related costs	126	57
Contingent consideration	1,313	1,949
Foreign deferred tax assets	477	246
Domestic net operating loss carryforwards	158	200
Foreign net operating loss carryforwards	857	758
Total gross deferred tax assets	18,199	12,127
Valuation allowances	(1,015)	(958)
	17,184	11,169

Deferred tax liabilities:
Foreign deferred tax liabilities	(6)	(6)
Goodwill	(4,627)	(2,306)
Accrued environmental remediation liabilities not currently deductible	(216)	-
Other	(246)	(107)
Total gross deferred tax liabilities	(5,095)	(2,419)

Net deferred tax assets	$12,089	$8,750

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2014 and 2013:

	2014	2013
Current deferred tax assets, net	$490	$701
Non-current deferred tax assets, net	11,605	8,055
Current deferred tax liabilities	-	-
Non current deferred tax liabilities	(6)	(6)
Net deferred tax assets	$12,089	$8,750

The net change in the total valuation allowance for the year ended June 30, 2014 was an increase of $57. The net change in the total valuation allowance for the year ended June 30, 2013 was an increase of $12.  A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries.  In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental.  Management is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years if carryback is permitted and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2014, the Company will need to generate future taxable income of approximately $30,700.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $95,255 at June 30, 2014 since substantially all of these earnings are expected to be indefinitely reinvested in foreign operations.  A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments   The Company intends to indefinitely reinvest the remaining undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities, net of unrecognized foreign tax credits, is not practical to calculate because of the complexity of this hypothetical calculation resulting in various methods available, each with different U.S. tax consequences.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2014, 2013 and 2012 follows:

	2014	2013	2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	2.5	3.0	3.0
Decrease (increase) in valuation allowance	(0.1)	-	0.2
Foreign tax rate differential	(1.1)	(2.1)	(3.0)
Impact of repatriation of non-US earnings	-	-	(2.1)
Other	(1.2)	(0.5)	(1.7)
Effective tax rate	35.1%	35.4%	31.4%

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2014 and June 30, 2013.  The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2010 (in the case of certain foreign tax returns, fiscal year 2009).

(13)  Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2014, 2013 and 2012 was as follows:

	2014	2013	2012
Interest	$2,100	$2,122	$2,628
Income taxes, net of refunds	$14,645	$11,054	$9,402

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

In connection with the acquisition of PACK, the Company issued shares of Aceto common stock with a fair market value of $5,685 which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2014.  The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the year ended June 30, 2014 of $1,790 related to capitalized environmental remediation costs and property held for sale.

 (14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company’s annual contribution per employee, which is at management’s discretion, is based on a percentage of the employee’s compensation. The Company’s provision for these defined contribution plans amounted to $1,474, $1,725 and $1,698 in fiscal 2014, 2013 and 2012, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements.  The accrued pension liability as of June 30, 2014 was $700.  The accrued pension liability as of June 30, 2013 was $1,232.   Net periodic pension costs, which consists principally of interest cost and service cost was $80 in fiscal 2014, $73 in fiscal 2013 and $51 in fiscal 2012.  The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations.  An assumed weighted average discount rate of 3.0%, 3.4% and 4.1% and a compensation increase rate of 0.0%, 1.7% and 1.5% were used in determining the actuarial present value of benefit obligations as of June 30, 2014, 2013 and 2012, respectively.

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

On March 14, 2005, the Company’s Board of Directors adopted the Aceto Corporation Supplemental Executive Deferred Compensation Plan (the Plan).  The Plan is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company’s 401(k) plan, as well as to permit additional deferrals of a portion of their compensation.  The Plan is intended to comply with the provisions of section 409A of the Internal Revenue Code of 1986, as amended, and is designed to provide comparable benefits to those under the Frozen Plan.  Substantially all compensation deferred under the Plan, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company.  The assets held by the grantor trust are in life insurance policies.  Effective July 1, 2013, the Plan was frozen and a new plan, entitled “Aceto Corporation 2013 Senior Executive Retirement Plan” was adopted by the Company’s Board of Directors.

As of June 30, 2014, the Company recorded a liability under the Plans of $3,068 (of which $2,816 is included in long-term liabilities and $252 is included in accrued expenses) and an asset (included in other assets) of $2,703, primarily representing the cash surrender value of policies owned by the Company.  As of June 30, 2013, the Company recorded a liability under the Plans of $3,410 (of which $2,654 is included in long-term liabilities and $756 is included in accrued expenses) and an asset (included in other assets) of $2,880, primarily representing the cash surrender value of policies owned by the Company.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers.  The Company had open letters of credit of approximately $251 and $78 as of June 30, 2014 and 2013, respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance.   At June 30, 2014, two customers approximated 16% and 13%, respectively, of net trade accounts receivable. At June 30, 2013, one customer approximated 10% of net trade accounts receivable.

No single product or customer accounted for as much as 10% of net sales in fiscal 2014, 2013 or 2012.

During the fiscal years ended June 30, 2014, 2013 and 2012, approximately 64%, 68% and 69%, respectively, of the Company’s purchases came from Asia and approximately 14%, 13% and 13%, respectively, came from Europe.

The Company maintains operations located outside of the United States.  Net assets located in Europe and Asia approximated $69,129 and $45,668, respectively at June 30, 2014.  Net assets located in Europe and Asia approximated $57,883 and $44,072, respectively at June 30, 2013.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2014, the Company has outstanding purchase obligations totaling $50,806 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (Arsynco), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000.  Remediation commenced in fiscal 2010, and as of June 30, 2014 and June 30, 2013, a liability of $8,907 and $7,166 respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (BASF), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract states that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2014 and June 30, 2013 is $4,008 and $3,225, respectively, which is included in the accompanying consolidated balance sheets.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”).   Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site.  The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require.  In addition, any estimate of liability must also consider the number of other PRPs and their financial strength.  In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site.  Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property.  In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into same. Arsynco entered into agreement to avoid impleader.  Pursuant to agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs.  The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not known.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $3,900 through fiscal 2015, of which $0 has been accrued as of June 30, 2014 and June 30, 2013, respectively.

The Company leases office facilities in the United States, the Netherlands, Germany, France and Singapore expiring at various dates between October 2014 and June 2021.

At June 30, 2014, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2015	$1,813
2016	1,226
2017	1,039
2018	477
2019	230
Thereafter	460
$5,245

Total rental expense amounted to $1,576, $1,269 and $1,090 for fiscal 2014, 2013 and 2012, respectively.

(17) Related Party Transactions

The Company has purchased inventory and incurred product development costs from a company that is partially owned by two former executive officers. In addition, Aceto purchases product development costs from an affiliate of this company that is partially owned by the two former executive officers. Payments to these two related companies approximated $6,252, $3,839 and $3,082 in fiscals 2014, 2013 and 2012, respectively.

During fiscal 2014, 2013 and 2012, the Company purchased inventory from its joint venture in the amount of $2,808, $2,635 and $2,554, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

(18) Other Recent Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment  (the revised standard)” , which allows companies the option to perform a qualitative assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary. Under this guidance, an entity is required to perform a quantitative impairment test if qualitative factors indicate that it is more likely than not that indefinite-lived intangible assets are impaired. The qualitative factors are consistent with the guidance established for goodwill impairment testing and include identifying and assessing events and circumstances that would most significantly impact, individually or in the aggregate, the carrying value of the indefinite-lived intangible assets. The adoption of ASU 2012-02 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance. The Company is currently evaluating the impact of adopting this guidance.

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

The Company’s chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments’ performance, as the assets are managed on an entity-wide basis. During all periods presented, our chief operating decision maker has been the Chief Executive Officer of the Company. In accordance with GAAP,  the Company has aggregated certain operating segments into reportable segments because they have similar economic characteristics, and the operating segments are similar in all of the following areas:  (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$160,217	$176,425	$173,537	$-	$510,179
Gross profit	48,496	36,615	29,592	-	114,703
Income before income taxes	19,710	17,557	13,273	(5,866)	44,674

2013
Net sales	$129,667	$184,852	$185,171	$-	$499,690
Gross profit	39,306	31,367	27,598	-	98,271
Income before income taxes	17,276	13,294	10,400	(6,420)	34,550

2012
Net sales	$105,249	$162,998	$176,141	$-	$444,388
Gross profit	29,932	25,472	26,628	-	82,032
Income before income taxes	11,683	8,066	10,570	(5,579)	24,740

Net sales and gross profit by source country for the years ended June 30, 2014, 2013 and 2012 were as follows:

	Net Sales			Gross Profit
	2014	2013	2012	2014	2013	2012
United States	$355,715	$326,247	$289,630	$82,573	$68,964	$58,733
Germany	84,024	92,053	82,600	22,614	19,688	14,303
Netherlands	14,869	14,513	13,738	1,581	1,693	1,706
France	29,412	38,475	33,143	4,182	4,608	3,885
Asia-Pacific	26,159	28,402	25,277	3,753	3,318	3,405
Total	$510,179	$499,690	$444,388	$114,703	$98,271	$82,032

Sales generated from the United States to foreign countries amounted to $31,156, $36,976 and $37,892 for the fiscal years ended June 30, 2014, 2013 and 2012, respectively.

Long-lived assets by geographic region as of June 30, 2014 and June 30, 2013 were as follows:

	Long-lived assets
	2014	2013
United States	$160,544	$80,870
Europe	3,458	2,684
Asia-Pacific	2,042	2,213
Total	$166,044	$85,767

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED JUNE 30, 2014, 2013 AND 2012
(in thousands, except per-share amounts)

(20)  Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2014 and 2013.

	For the quarter ended
Fiscal year ended June 30, 2014	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net sales	$129,261	$116,508	$124,830	$139,580
Gross profit	33,734	26,984	24,963	29,022
Net income	11,335	6,755	5,356	5,554

Net income per diluted share	$0.40	$0.24	$0.19	$0.19

	For the quarter ended
Fiscal year ended June 30, 2013	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013
Net sales	$111,748	$113,956	$150,871	$123,115
Gross profit	21,505	20,708	31,527	24,531
Net income	4,820	4,513	7,593	5,402

Net income per diluted share	$0.18	$0.17	$0.28	$0.19

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period.  Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2014, 2013 and 2012 (dollars in thousands)
Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2014
Allowance for doubtful accounts	$1,294	$8	-	$785	(a)	$517
Year ended June 30, 2013
Allowance for doubtful accounts	$887	$409	-	$2	(a)	$1,294
Year ended June 30, 2012
Allowance for doubtful accounts	$682	$211	-	$6	(a)	$887

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

Date: September 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Salvatore Guccione	President and Chief Executive Officer	09-05-14
Salvatore Guccione	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	09-05-14
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Albert L. Eilender	Chairman	09-05-14
Albert L. Eilender

/s/Hans C. Noetzli	Director	09-05-14
Hans C. Noetzli

/s/William N. Britton	Director	09-05-14
William Britton

/s/ Richard P. Randall	Director	09-05-14
Richard P. Randall

/s/ Natasha Giordano	Director	09-05-14
Natasha Giordano

/s/Alan G. Levin	Director	09-05-14
Alan G. Levin

/s/ Daniel Yarosh	Director	09-05-14
Daniel Yarosh

EXHIBIT INDEX

Exhibit Number	Description

2.1
Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2
Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Restated Certificate of Incorporation of Aceto Corporation, (incorporated by reference to Appendix A to our Definitive Additional Materials on Schedule 14A filed on November 19, 2013).

3.2	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

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

81

10.10
Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11
Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12
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

10.13
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

10.14
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

10.16
Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report  on Form 8-K dated December 20, 2010).

10.17
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

10.18
First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.19
Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.20	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.21	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.22
Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.23	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.30	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.33	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.34
Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.35
Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

83

10.36
Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.37
Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.38	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.39	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.40
Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.41
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

10.42
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

10.43
Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.44	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.45
Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.46
Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.47
Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.48
Eighth Amendment, dated as of March 21, 2014 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.49
Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

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

