Form 10-Q
period 2014-09-30
ACETO CORP
filed 2014-11-07
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014
Commission file number 000-04217

ACETO CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1720520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Tri Harbor Court, Port Washington, NY 11050
(Address of principal executive offices) (Zip Code)

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

Yes ☐ No ☒

The registrant had 29,065,126 shares of common stock outstanding as of November 3, 2014.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	September 30,	June 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,669	$42,897
Investments	1,805	746
Trade receivables, less allowance for doubtful accounts (September 30, 2014, $658; June 30, 2014, $517)	126,455	122,694
Other receivables	4,807	5,288
Inventory	92,179	100,683
Prepaid expenses and other current assets	4,865	3,556
Deferred income tax asset, net	432	490
Total current assets	271,212	276,354

Property and equipment, net	11,265	11,573
Property held for sale	5,848	5,848
Goodwill	66,432	66,516
Intangible assets, net	86,215	87,955
Deferred income tax asset, net	11,700	11,605
Other assets	8,092	8,133

TOTAL ASSETS	$460,764	$467,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,697	$8,343
Accounts payable	43,586	48,716
Accrued expenses	57,968	61,464
Total current liabilities	110,251	118,523

Long-term debt	99,608	97,158
Long-term liabilities	10,292	11,634
Environmental remediation liability	5,577	7,079
Deferred income tax liability	49	6
Total liabilities	225,777	234,400

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 29,068 and 28,772 shares issued and outstanding at September 30, 2014 and June 30, 2014, respectively	291	288
Capital in excess of par value	89,710	87,156
Retained earnings	143,837	140,768
Accumulated other comprehensive income	1,149	5,372
Total shareholders’ equity	234,987	233,584

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$460,764	$467,984

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	September 30,
	2014	2013

Net sales	$130,803	$129,261
Cost of sales	103,152	95,527
Gross profit	27,651	33,734

Selling, general and administrative expenses	18,283	15,764
Research and development expenses	745	554
Operating income	8,623	17,416

Other (expense) income:
Interest expense	(1,036)	(453)
Interest and other income, net	58	611
	(978)	158

Income before income taxes	7,645	17,574
Income tax provision	2,817	6,239
Net income	$4,828	$11,335

Net income per common share	$0.17	$0.41
Diluted net income per common share	$0.17	$0.40

Weighted average shares outstanding:
Basic	28,618	27,757
Diluted	29,178	28,390

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

4

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Three Months Ended
	September 30,
	2014	2013

Net income	$4,828	$11,335

Other comprehensive income:
Foreign currency translation adjustments	(4,475)	2,050
Change in fair value of interest rate swaps	252	31

Comprehensive income	$605	$13,416

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Three Months Ended
	September 30,
	2014	2013
Operating activities:
Net income	$4,828	$11,335
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,029	1,774
Provision for doubtful accounts	166	70
Non-cash stock compensation	1,129	798
Deferred income taxes	(40)	6
Earnings on equity investment in joint venture	(456)	(313)
Changes in assets and liabilities:
Trade accounts receivable	(5,894)	(2,224)
Other receivables	320	(1,082)
Inventory	6,546	(2,356)
Prepaid expenses and other current assets	(1,351)	(826)
Other assets	490	(11)
Accounts payable	(4,357)	1,992
Accrued expenses and other liabilities	(5,309)	(1,153)
Net cash (used in) provided by operating activities	(899)	8,010

Investing activities:
Purchases of investments	(1,083)	(56)
Payments for intangible assets	(921)	-
Purchases of property and equipment, net	(225)	(356)
Net cash used in investing activities	(2,229)	(412)

Financing activities:
Payment of cash dividends	(1,741)	(1,665)
Proceeds from exercise of stock options	844	861
Excess tax benefit on stock option exercises and restricted stock	513	232
Borrowings of bank loans	5,000	-
Repayment of bank loans	(2,196)	(5,816)
Net cash provided by (used in) financing activities	2,420	(6,388)

Effect of exchange rate changes on cash	(1,520)	617

Net (decrease) increase in cash	(2,228)	1,827
Cash at beginning of period	42,897	33,231
Cash at end of period	$40,669	$35,058

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2014.

(2) Stock-Based Compensation

At the annual meeting of shareholders of the Company, held on December 6, 2012, the Company’s shareholders approved the amended and restated Aceto Corporation 2010 Equity Participation Plan (the “2010 Plan”). Under the 2010 Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses (collectively, “Stock Awards”) may be made to employees, non-employee directors and consultants of the Company, including the chief executive officer, chief financial officer and other named executive officers. The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the 2010 Plan will not exceed, in the aggregate, 5,250 shares. In addition, restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

During the three months ended September 30, 2014, the Company granted 158 shares of restricted common stock to its employees that vest over three years as well as 51 restricted stock units that have varying vest dates from December 2014 through August 2016. In addition, the Company also issued a target grant of 116 performance-vested restricted stock units, which grant could be as much as 203 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three months ended September 30, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $1,103 and $716 respectively, related to restricted common stock and restricted stock units. As of September 30, 2014, the total unrecognized compensation cost related to restricted stock awards and units is approximately $8,733. There were no stock options granted in the three months ended September 30, 2014 and 2013. Total compensation expense related to stock options for the three months ended September 30, 2014 and 2013 was $19 and $79, respectively.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)
(3) Common Stock

On September 4, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on September 29, 2014 to shareholders of record as of September 15, 2014.

(4) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended
	September 30,
	2014	2013

Weighted average shares outstanding	28,618	27,757
Dilutive effect of stock options and
restricted stock awards and units	560	633

Diluted weighted average shares outstanding	29,178	28,390

(5) Debt

Long-term debt

	September 30,	June 30,
	2014	2014

Revolving bank loans	$37,000	$32,000
Term bank loans	68,000	70,000
Mortgage	3,305	3,355
Other	-	146
	108,305	105,501
Less current portion	8,697	8,343
	$99,608	$97,158

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK Pharmaceuticals, LLC (“PACK”), Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminates the Credit Agreement, dated December 31, 2010. Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the “Revolving Commitment”). The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof. As of September 30, 2014, the Company borrowed Revolving Loans aggregating $37,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.15% to 2.32% at September 30, 2014. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof. The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of September 30, 2014, the remaining amount outstanding under the amortizing Term Loan is $68,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.23% at September 30, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Term Loan is payable as to principal in nineteen consecutive quarterly installments, which commenced on September 30, 2014 and will continue on each December 31, March 31, and June 30 thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 4	$2,000
5 through 8	$2,500
9 through 12	$3,000
13 through 16	$4,000
17 through 19	$6,000

As such, the Company has classified $8,500 of the Term Loan as short-term in the consolidated balance sheet at September 30, 2014. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $32 and $105 at September 30, 2014 and June 30, 2014 respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property. The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2014.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of September 30, 2014 and matures on June 30, 2021.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. AACC strongly denies the allegations and believes that UPL’s claims are without merit. However, in October 2014, in order to avoid the inherent risk of litigation, AACC and UPL reached a tentative agreement in principle pursuant to which (i) UPL will provide certain future business benefits and opportunities to AACC and the Company, and (ii) AACC will pay $350 to UPL. The Company has recorded a liability for the $350 as of September 30, 2014, which is reflected in the condensed consolidated balance sheet at September 30, 2014.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000. Remediation commenced in fiscal 2010, and as of September 30, 2014 and June 30, 2014, a liability of $7,405 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2014 and June 30, 2014 is $3,332 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $3,900 through fiscal 2015, of which $0 has been accrued as of September 30, 2014 and June 30, 2014.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provided for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of September 30, 2014 and June, 30, 2014, the Company had accrued $5,784 and $5,694, respectively, related to this contingent consideration.

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, has headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of September 30, 2014 and June 30, 2014, the Company accrued $3,905 and $3,797, respectively, related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency forward contracts (futures) to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable forward foreign exchange rates. At September 30, 2014, the Company had foreign currency contracts outstanding that had a notional amount of $40,534. Unrealized (losses) gains on hedging activities for the three months ended September 30, 2014 and 2013 was ($806) and $381, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of September 30, 2014 is $26,750. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of September 30, 2014 is $7,250. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2014, is $185. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of September 30, 2014 and June 30, 2014, the Company had $5,784 and $5,694, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. In addition, as of September 30, 2014 and June 30, 2014, the Company had $3,905 and $3,797, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $392 and $413, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2014 and June 30, 2014:

	Fair Value Measurements at September 30, 2014 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$891	-	$891

Investments:
Time deposits	-	1,805	-	1,805

Foreign currency contracts- assets (1)	-	110	-	110
Foreign currency contracts-liabilities (2)	-	884	-	884
Derivative liability for interest rate swap (3)	-	185	-	185
Contingent consideration (4)	-	-	$10,081	10,081

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014.
(4)	$5,784 included in “Accrued expenses” and $4,297 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2014.

	Fair Value Measurements at June 30, 2014 Using

	Quoted Prices	Significant	Significant
	in Active	Other	Unobservable
	Markets	Observable	Inputs
	(Level 1)	Inputs (Level 2)	(Level 3)	Total

Cash equivalents:
Time deposits	-	$1,372	-	$1,372

Investments:
Time deposits	-	746	-	746

Foreign currency contracts- assets (5)	-	87	-	87
Foreign currency contracts- liabilities (6)	-	128	-	128
Derivative liability for interest rate swap (7)	-	437	-	437
Contingent consideration (8)	-	-	$9,904	9,904

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(8)	$4,500 included in “Accrued expenses” and $5,404 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.

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

(8) Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual and interim periods beginning on or after December 15, 2016, and early adoption is not permitted. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the guidance. The Company is currently evaluating the impact of adopting this guidance.

(9) Segment Information

The Company’s business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Human Health - includes finished dosage form generic drugs and nutraceutical products.

Pharmaceutical Ingredients – includes pharmaceutical intermediates and active pharmaceutical ingredients (“APIs”).

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

Agricultural Protection Products include herbicides, fungicides and insecticides that control weed growth as well as control the spread of insects and other microorganisms that can severely damage plant growth. The Agricultural Protection Products segment also includes a sprout inhibitor for potatoes and an herbicide for sugar cane.

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

Three Months Ended September 30, 2014 and 2013:
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$49,079	$37,977	$43,747	$-	$130,803
Gross profit	14,541	6,150	6,960	-	27,651
Income (loss) before income taxes	5,457	1,533	1,924	(1,269)	7,645

2013
Net sales	$38,694	$48,424	$42,143	$-	$129,261
Gross profit	11,141	15,262	7,331	-	33,734
Income (loss) before income taxes	5,535	11,004	3,302	(2,267)	17,574

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2014 and the related condensed consolidated statements of income, comprehensive income and cash flows for the three-month periods ended September 30, 2014 and 2013, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2014, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 5, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 7, 2014

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2014 and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $130,803 for the three months ended September 30, 2014, which represents a slight increase from the $129,261 reported in the comparable prior period. Gross profit for the three months ended September 30, 2014 was $27,651 and our gross margin was 21.1% as compared to gross profit of $33,734 and gross margin of 26.1% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the three months ended September 30, 2014 increased to $18,283 from $15,764 which we reported in the prior period. Our net income decreased to $4,828, or $0.17 per diluted share, compared to net income of $11,335, or $0.40 per diluted share in the prior period.

Our financial position as of September 30, 2014 remains strong, as we had cash and cash equivalents and short-term investments of $42,474, working capital of $160,961 and shareholders’ equity of $234,987.

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

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (“APIs”) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (“ANDA”) for U.S. Food and Drug Administration (“FDA”) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

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

Aceto is a major supplier to many different industrial segments that require outstanding performance from chemical raw materials and additives. We provide chemicals which make plastics, surface coatings, textiles, fuels and lubricants to perform to their designed capabilities. These additive specialty products include antioxidants, photo initiators, catalysts, curatives, brighteners and adhesion promoters. Aceto is a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings. These growing technologies are critical in protecting and enhancing the world’s ecology. We also provide specialty chemicals for the food, beverage and fragrance industries. Aceto’s raw materials are also used in sophisticated technology products, such as high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels. Aceto is also a leader in the supply of diazos and couplers to the paper and film industries. Specific end uses for these products include microfilm, blueprints and photo tooling of printed circuit boards. We also provide organic intermediates and colorants including automotive, industrial and residential coatings, dyes for colorful textiles for both natural and synthetic fibers, FDA-approved colorants for foods and pharmaceuticals and high quality agrochemicals.

According to an October 16, 2014 Federal Reserve Statistical Release, in the third quarter of calendar year 2014, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 11.2%.

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

We believe the Company’s business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 products used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in nine countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

●	factors that affect our business
●	our earnings and costs in the periods presented
●	changes in earnings and costs between periods
●	sources of earnings
●	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2014 and 2013. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2014, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2014, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

	Net Sales by Segment Three months ended September 30,

					Comparison 2014
	2014		2013		Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$49,079	37.5%	$38,694	29.9%	$10,385	26.8%
Pharmaceutical Ingredients	37,977	29.0	48,424	37.5	(10,447)	(21.6)
Performance Chemicals	43,747	33.5	42,143	32.6	1,604	3.8

Net sales	$130,803	100.0%	$129,261	100.0%	$1,542	1.2%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2014
	2014		2013		Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$14,541	29.6%	$11,141	28.8%	$3,400	30.5%
Pharmaceutical Ingredients	6,150	16.2	15,262	31.5	(9,112)	(59.7)
Performance Chemicals	6,960	15.9	7,331	17.4	(371)	(5.1)

Gross profit	$27,651	21.1%	$33,734	26.1%	$(6,083)	(18.0)%

Net Sales

Net sales increased $1,542, or 1.2%, to $130,803 for the three months ended September 30, 2014, compared with $129,261 for the prior period. We reported sales increases in our Human Health and Performance Chemicals business segments while our Pharmaceutical Ingredients business segment declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $10,385 for the three months ended September 30, 2014, to $49,079, which represents a 26.8% increase over net sales of $38,694 for the prior period, largely driven by an increase in sales of Rising products of $16,017 due to new generic product launches during fiscal 2014, as well as the PACK acquisition. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, which is included in our Human Health segment. This increase was offset by a $5,632 decline in sales of nutritional products, sold both domestically and abroad due to customers overstocking goods and reducing inventories prior to reordering.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $10,447 for the three months ended September 30, 2014, to $37,977, which represents a 21.6% decrease from net sales of $48,424 for the prior period. The primary reason for the decrease is due to a decline in sales of domestic APIs due to large reorders of a customer launched API that occurred in the first quarter of fiscal 2014. The customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we do not expect to see the same volume of business as we did in fiscal 2014 for this product.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $43,747 for the three months ended September 30, 2014, an increase of $1,604 or 3.8%, from net sales of $42,143 for the prior period. This increase was predominantly due to an increase of $1,161 in sales of our agricultural protection products, primarily from a rise in sales of an herbicide used on sugar cane.

Gross Profit

Gross profit decreased $6,083 to $27,651 (21.1% of net sales) for the three months ended September 30, 2014, as compared to $33,734 (26.1% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $14,541 for the three months ended September 30, 2014 increased $3,400, or 30.5%, over the prior period. The gross margin of 29.6% was slightly higher than the prior period’s gross margin of 28.8%. The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products and the addition of PACK, the acquisition that occurred on April 30, 2014, offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease. Wholesalers and retail drug chains have undergone, and are continuing to undergo, significant consolidation. Gross margin in our generic business has been adversely affected by this consolidation in the industry.

Pharmaceutical Ingredients

Gross profit for the three months ended September 30, 2014 for the Pharmaceutical Ingredients business decreased by $9,112 or 59.7% over the prior period. The gross margin of 16.2% was also lower than the prior year’s gross margin of 31.5%. The decrease in both gross profit and gross margin is predominantly the result of the decrease in the sales volume of reorders of a certain API that occurred in the first quarter of fiscal 2014, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $6,960 for the three months ended September 30, 2014, versus $7,331 for the prior year, a decrease of $371, or 5.1%. The gross margin at 15.9% for the three months ended September 30, 2014 was also lower than the prior year’s gross margin of 17.4%. The decrease in gross margin is due to unfavorable product mix on a certain agricultural protection product.

Selling, General and Administrative Expenses

SG&A increased $2,519, or 16.0%, to $18,283 for the three months ended September 30, 2014 compared to $15,764 for the prior period. As a percentage of sales, SG&A increased from 12.2% to 14.0% for the three months ended September 30, 2014 versus the prior period. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $2,867 of SG&A related to PACK, during the three months ended September 30, 2014, of which $1,196 of amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period. In addition, we recorded $350 related to the UPL litigation settlement, as well as $213 for separation and relocation costs. The SG&A for the prior period included $371 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) increased $191 or 34.5% to $745 for the three months ended September 30, 2014 compared to $554 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended September 30, 2014 operating income was $8,623 compared to $17,416 in the prior period, a decrease of $8,793 or 50.5%. This decrease was due to the overall decrease in gross profit of $6,083 and the increases in SG&A and R&D of $2,710 from the comparable prior period.

Interest Expense

Interest expense was $1,036 for the three months ended September 30, 2014, an increase of $583 from the prior period. The increase is primarily due to higher average loan balance outstanding during the three months ended September 30, 2014, due to the Credit Agreement entered into in connection with the purchase of PACK.

Interest and Other Income, Net

Interest and other income, net was $58 for the three months ended September 30, 2014, a decrease of $553 from the prior period, mainly due to increases in unrealized foreign exchange losses.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2014 increased to 36.8% compared to 35.5% for the prior period. The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2015.

Liquidity and Capital Resources

Cash Flows

At September 30, 2014, we had $40,669 in cash, of which $26,342 was outside the United States, $1,805 in short-term investments, all of which is held outside the United States and $108,305 in long-term debt (including the current portion), all of which is in the United States. Working capital was $160,961 at September 30, 2014 compared to $157,831 at June 30, 2014. The $26,342 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2014 decreased $2,228 from the amount at June 30, 2014. Operating activities for the three months ended September 30, 2014 used cash of $899 for this period, as compared to cash provided of $8,010 for the comparable period. The $899 was comprised of $4,828 in net income and $3,828 derived from adjustments for non-cash items less a net $9,555 decrease from changes in operating assets and liabilities. The non-cash items included $3,029 in depreciation and amortization expense, $456 of earnings on an equity investment in a joint venture, $40 for deferred income taxes and $1,129 in non-cash stock compensation expense. Trade accounts receivable increased $5,894 during the three months ended September 30, 2014, due predominantly to an increase in sales from the fourth quarter of 2014 of Rising products, which typically yield a longer payment term due to industry standards. Inventories decreased by approximately $6,546 and accounts payable decreased by approximately $4,357 due primarily to a decrease in inventories on hand for our agricultural protection business as a result of a ramp-up in orders at June 30, 2014 for products that were shipped in the three months ended September 30, 2014. In addition, inventories declined from June 30, 2014 due to an increase in sales of Rising products. Accrued expenses and other liabilities decreased $5,309 due primarily to a decrease in accrued compensation as fiscal 2014 performance award payments were made in September 2014, as well as timing of income tax payments. These decreases in accrued expenses and other liabilities are offset in part by an increase in price concessions and partnered products liabilities related to increased sales from Rising. Our cash position at September 30, 2013 increased $1,827 from the amount at June 30, 2013. Operating activities for the three months ended September 30, 2013 provided cash of $8,010 for the three month period. The $8,010 was comprised of $11,335 in net income and $2,335 derived from adjustments for non-cash items less a net $5,660 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2014 used cash of $2,229 for purchases of property and equipment, intangible assets and investments. Investing activities for the three months ended September 30, 2013 used cash of $412, primarily related to the purchases of property and equipment.

Financing activities for the three months ended September 30, 2014 provided cash of $2,420 primarily from bank borrowings of $5,000, proceeds of $844 received from the exercise of stock options and $513 of excess income tax benefit on stock option exercises and restricted stock. This was offset by the use of cash of $2,196 for the repayment of bank borrowings and $1,741 payment of cash dividends. Financing activities for the three months ended September 30, 2013 used cash of $6,388 primarily from $5,816 of repayment of bank borrowings and $1,665 of payment of cash dividends. This use of cash was offset by $861 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At September 30, 2014, the Company had available lines of credit with foreign financial institutions totaling $8,451, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, we entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminates the Credit Agreement, dated December 31, 2010. We may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the “Revolving Commitment”). The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof. As of September 30, 2014, we borrowed Revolving Loans aggregating $37,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.15% to 2.32% at September 30, 2014. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof. We borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of September 30, 2014, the remaining amount outstanding under the amortizing Term Loan is $68,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.23% at September 30, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At September 30, 2014, we had utilized $105,032 in bank loans and letters of credit, leaving $22,968 of this facility unused. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property. The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2014.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of September 30, 2014 is $26,750. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in September 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of September 30, 2014 is $7,250.

Working Capital Outlook

Working capital was $160,961 at September 30, 2014 versus $157,831 at June 30, 2014. On June 30, 2011, we entered into a mortgage payable for $3,947 on our corporate headquarters. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of September 30, 2014 and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $3,900 through fiscal 2015.

In September 2014, Rising purchased three ANDAs from Par Pharmaceutical, Inc. The purchase price included $750 paid at closing plus up to $5,500 based upon FDA approval of two of the products and launch milestones for all three products. It is anticipated that an additional approximately $1,900 in development, inventory and other deal costs will be expended in connection with the transaction.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of September 30, 2014, we had accrued $3,905 related to this contingent consideration.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by us over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 paid in February 2014 and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. As of September 30, 2014, we had accrued $5,784 related to this contingent consideration, which will be paid in the next twelve months.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $1,805 at September 30, 2014. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2014, we had foreign currency contracts outstanding that had a notional amount of $40,534. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2014 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On September 30, 2014, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of September 30, 2014, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,873. Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of September 30, 2014 is $26,750. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of September 30, 2014 is $7,250. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2014, is $185. Our interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2014, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2014.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2014 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2014 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE	November 7, 2014	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	November 7, 2014	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

