Form 10-Q
period 2014-12-31
ACETO CORP
filed 2015-02-06
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014
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

Yes ☐  No ☒

The registrant had 29,108,930 shares of common stock outstanding as of February 2, 2015.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2014

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per-share amounts)

	December 31, 2014	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,216	$42,897
Investments	1,799	746
Trade receivables, less allowance for doubtful accounts (December 31, 2014, $697; June 30, 2014, $517)	148,004	122,694
Other receivables	5,515	5,288
Inventory	93,108	100,683
Prepaid expenses and other current assets	4,569	3,556
Deferred income tax asset, net	926	490
Total current assets	291,137	276,354

Property and equipment, net	11,136	11,573
Property held for sale	5,848	5,848
Goodwill	67,963	66,516
Intangible assets, net	83,614	87,955
Deferred income tax asset, net	11,765	11,605
Other assets	8,337	8,133

TOTAL ASSETS	$479,800	$467,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,197	$8,343
Accounts payable	49,086	48,716
Accrued expenses	68,161	61,464
Total current liabilities	126,444	118,523

Long-term debt	99,059	97,158
Long-term liabilities	10,223	11,634
Environmental remediation liability	5,374	7,079
Deferred income tax liability	35	6
Total liabilities	241,135	234,400

Commitments and contingencies (Note 6)

Shareholders’ equity:
Common stock, $.01 par value, 40,000 shares authorized; 29,105 and 28,772 shares issued and outstanding at December 31, 2014 and June 30, 2014, respectively	291	288
Capital in excess of par value	91,112	87,156
Retained earnings	148,694	140,768
Accumulated other comprehensive income	(1,432)	5,372
Total shareholders’ equity	238,665	233,584

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$479,800	$467,984

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Six Months Ended December 31,
	2014	2013

Net sales	$254,568	$245,769
Cost of sales	196,898	185,051
Gross profit	57,670	60,718

Selling, general and administrative expenses	37,253	30,831
Research and development expenses	1,122	1,728
Operating income	19,295	28,159

Other (expense) income:
Interest expense	(2,041)	(890)
Interest and other income, net	876	1,035
	(1,165)	145

Income before income taxes	18,130	28,304
Income tax provision	6,694	10,214
Net income	$11,436	$18,090

Net income per common share	$0.40	$0.65
Diluted net income per common share	$0.39	$0.64

Weighted average shares outstanding:
Basic	28,679	27,790
Diluted	29,191	28,404

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended December 31,
	2014	2013

Net sales	$123,765	$116,508
Cost of sales	93,746	89,524
Gross profit	30,019	26,984

Selling, general and administrative expenses	18,970	15,067
Research and development expenses	377	1,174
Operating income	10,672	10,743

Other (expense) income:
Interest expense	(1,005)	(437)
Interest and other income, net	818	424
	(187)	(13)

Income before income taxes	10,485	10,730
Income tax provision	3,877	3,975
Net income	$6,608	$6,755

Net income per common share	$0.23	$0.24
Diluted net income per common share	$0.23	$0.24

Weighted average shares outstanding:
Basic	28,740	27,873
Diluted	29,204	28,467

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Six Months Ended December 31,		Three Months Ended December 31,
	2014	2013	2014	2013

Net income	$11,436	$18,090	$6,608	$6,755

Other comprehensive income:
Foreign currency translation adjustments	(6,957)	3,156	(2,482)	1,106
Change in fair value of interest rate swaps	153	72	(99)	41

Comprehensive income	$4,632	$21,318	$4,027	$7,902

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Six Months Ended December 31,
	2014	2013
Operating activities:
Net income	$11,436	$18,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,973	3,567
Provision for doubtful accounts	211	(41)
Non-cash stock compensation	2,279	1,772
Deferred income taxes	(648)	(219)
Earnings on equity investment in joint venture	(1,342)	(898)
Changes in assets and liabilities:
Trade accounts receivable	(28,265)	3,923
Other receivables	(488)	(198)
Inventory	4,547	(9,154)
Prepaid expenses and other current assets	(1,086)	41
Other assets	1,129	959
Accounts payable	1,547	(62)
Accrued expenses and other liabilities	4,791	(1,827)
Net cash provided by operating activities	84	15,953

Investing activities:
Payment for net assets of business acquired, net of cash acquired	-	(227)
Purchases of investments	(1,101)	(72)
Sales of investments	-	501
Payments for intangible assets	(940)	(452)
Purchases of property and equipment, net	(511)	(562)
Net cash used in investing activities	(2,552)	(812)

Financing activities:
Payment of cash dividends	(3,473)	(3,401)
Proceeds from exercise of stock options	955	2,472
Excess tax benefit on stock option exercises and restricted stock	660	1,136
Payment of contingent consideration	(1,500)	-
Borrowings of bank loans	7,000	8,000
Repayment of bank loans	(4,245)	(15,616)
Net cash used in financing activities	(603)	(7,409)

Effect of exchange rate changes on cash	(2,610)	1,004

Net (decrease) increase in cash	(5,681)	8,736
Cash at beginning of period	42,897	33,231
Cash at end of period	$37,216	$41,967

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

During the six months ended December 31, 2014, the Company granted 165 shares of restricted common stock to its employees that vest over three years, 12 shares of restricted common stock to its non-employee directors, which vest over approximately one year, as well as 67 restricted stock units that have varying vest dates through August 2016. In addition, the Company also issued a target grant of 116 performance-vested restricted stock units, which grant could be as much as 203 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

For the three and six months ended December 31, 2014 the Company recorded stock-based compensation expense of approximately $1,142 and $2,245 respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2013, the Company recorded stock-based compensation expense of approximately $903 and $1,619 respectively, related to restricted common stock and restricted stock units. As of December 31, 2014, the total unrecognized compensation cost related to restricted stock awards and units is approximately $7,903. There were no stock options granted in the six months ended December 31, 2014 and 2013. Total compensation expense related to stock options for the three and six months ended December 31, 2014 was $2 and $21, respectively. Total compensation expense related to stock options for the three and six months ended December 31, 2013 was $66 and $145, respectively.

(3)  Common Stock

On February 5, 2015, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on March 26, 2015 to shareholders of record as of March 12, 2015.

On December 4, 2014, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on December 29, 2014 to shareholders of record as of December 15, 2014.

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

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

Weighted average shares outstanding	28,679	27,790	28,740	27,873
Dilutive effect of stock options and restricted stock awards and units	512	614	464	594

Diluted weighted average shares outstanding	29,191	28,404	29,204	28,467

(5) Debt

Long-term debt

	December 31, 2014	June 30, 2014

Revolving bank loans	$39,000	$32,000
Term bank loans	66,000	70,000
Mortgage	3,256	3,355
Other	-	146
	108,256	105,501
Less current portion	9,197	8,343
	$99,059	$97,158

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK Pharmaceuticals, LLC (“PACK”), Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010. Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the “Revolving Commitment”). The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof. As of December 31, 2014, the Company borrowed Revolving Loans aggregating $39,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.17% to 2.32% at December 31, 2014. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof. The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of December 31, 2014, the remaining amount outstanding under the amortizing Term Loan is $66,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.26% at December 31, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

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

As such, the Company has classified $9,000 of the Term Loan as short-term in the consolidated balance sheet at December 31, 2014. The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $21 and $105 at December 31, 2014 and June 30, 2014 respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property. The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2014.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of December 31, 2014 and matures on June 30, 2021.

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

On October 29, 2012, a lawsuit was filed in the United Kingdom (in the High Court of Justice, Queens Bench Division, Commercial Court) by United Phosphorous Limited (“UPL”) against Aceto Agricultural Chemicals Corporation (“AACC”), a wholly-owned subsidiary of the Company. In the lawsuit, UPL alleges, among other things, that AACC breached a 1995 agreement regarding European sales of a potato sprout suppression product, by selling the product in Europe. UPL claims damages of approximately £4,500 (approximately US $7,200) plus an unspecified amount of additional damages. AACC strongly denies the allegations and believes that UPL’s claims are without merit. However, in October 2014, in order to avoid the inherent risk of litigation, AACC and UPL reached an agreement pursuant to which (i) UPL will provide certain future business benefits and opportunities to AACC and the Company, and (ii) AACC would pay $350 to UPL, which occurred in December 2014.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000. Remediation commenced in fiscal 2010, and as of December 31, 2014 and June 30, 2014, a liability of $7,202 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2014 and June 30, 2014 is $3,241 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $3,900 through fiscal 2015, of which $0 has been accrued as of December 31, 2014 and June 30, 2014.

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”), a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provided for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. In December 2014, the Company made a payment of $1,500 to the former owners of Rising. As of December 31, 2014 and June, 30, 2014, the Company had accrued $4,361 and $5,694, respectively, related to this contingent consideration.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of December 31, 2014 and June 30, 2014, the Company accrued $4,017 and $3,797, respectively, related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At December 31, 2014, the Company had foreign currency contracts outstanding that had a notional amount of $53,931. Unrealized (losses) gains on hedging activities for the six months ended December 31, 2014 and 2013 was ($1,001) and $141, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of December 31, 2014 is $27,375.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of December 31, 2014 is $5,625. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at December 31, 2014, is $284. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

As of December 31, 2014 and June 30, 2014, the Company had $4,361 and $5,694, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. In addition, as of December 31, 2014 and June 30, 2014, the Company had $4,017 and $3,797, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $383 and $413, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. The contingent consideration was calculated using the present value of a probability weighted income approach.

During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using a cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2014 and June 30, 2014:

	Fair Value Measurements at December 31, 2014 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$1,880	-	$1,880

Investments:
Time deposits	-	1,799	-	1,799

Foreign currency contracts-assets (1)	-	55	-	55
Foreign currency contracts-liabilities (2)	-	1,002	-	1,002
Derivative liability for interest rate swap (3)	-	284	-	284
Contingent consideration (4)	-	-	$8,761	8,761

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2014.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2014.
(3)	$50 included in “Accrued expenses” and $234 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2014.
(4)	$4,361 included in “Accrued expenses” and $4,400 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2014.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2014 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$1,372	-	$1,372

Investments:
Time deposits	-	746	-	746

Foreign currency contracts-assets (5)	-	87	-	87
Foreign currency contracts-liabilities (6)	-	128	-	128
Derivative liability for interest rate swap (7)	-	437	-	437
Contingent consideration (8)	-	-	$9,904	9,904

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(8)	$4,500 included in “Accrued expenses” and $5,404 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.

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

Six Months Ended December 31, 2014 and 2013:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$104,503	$70,556	$79,509	$-	$254,568
Gross profit	30,872	13,076	13,722	-	57,670
Income (loss) before income taxes	12,429	3,860	4,820	(2,979)	18,130

2013
Net sales	$78,511	$85,903	$81,355	$-	$245,769
Gross profit	24,168	23,035	13,515	-	60,718
Income (loss) before income taxes	11,727	14,530	5,453	(3,406)	28,304

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three months Ended December 31, 2014 and 2013:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2014
Net sales	$55,424	$32,579	$35,762	$-	$123,765
Gross profit	16,331	6,926	6,762	-	30,019
Income (loss) before income taxes	6,972	2,327	2,896	(1,710)	10,485

2013
Net sales	$39,817	$37,479	$39,212	$-	$116,508
Gross profit	13,027	7,773	6,184	-	26,984
Income (loss) before income taxes	6,192	3,526	2,151	(1,139)	10,730

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2014 and related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended December 31, 2014 and 2013, and cash flows for the six-month periods ended December 31, 2014 and 2013 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2014. These interim financial statements are the responsibility of the Company’s management.

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
February 6, 2015

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

Executive Summary

We are reporting net sales of $254,568 for the six months ended December 31, 2014, which represents a slight increase from the $245,769 reported in the comparable prior period. Gross profit for the six months ended December 31, 2014 was $57,670 and our gross margin was 22.7% as compared to gross profit of $60,718 and gross margin of 24.7% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the six months ended December 31, 2014 increased to $37,253 from $30,831 which we reported in the prior period. Our net income decreased to $11,436, or $0.39 per diluted share, compared to net income of $18,090, or $0.64 per diluted share in the prior period.

Our financial position as of December 31, 2014 remains strong, as we had cash and cash equivalents and short-term investments of $39,015, working capital of $164,693 and shareholders’ equity of $238,665.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. We believe that the acquisition of PACK by Rising will advance Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The strategically important and complementary business combination of PACK with our Rising business further increases the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubles the size of our development pipeline of new generic products.

According to an IMS Health press release on November 20, 2014, “more specialty drug innovation, greater patient access to medicines and reduced impact from patent expiries will be the primary drivers of an increase in global medicine spending of up to 30 percent by 2018. The increase in annual spending will spike this year when absolute growth will be about $70 billion, up from $44 billion in 2013 and $26 billion in 2012.” The IMS report, entitled, The Global Outlook for Medicines Through 2018, states “total global spend for pharmaceuticals will increase by $305-335 billion on a constant-dollar basis, compared to $219 billion during the past five years. Global spending is forecast to grow at a 4-7 percent compound annual rate over the next five years.”

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

According to a January 16, 2015 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2014, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 1.2%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2014 and 2013. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2014 Compared to Six Months Ended December 31, 2013

	Net Sales by Segment Six months ended December 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$104,503	41.1%	$78,511	31.9%	$25,992	33.1%
Pharmaceutical Ingredients	70,556	27.7	85,903	35.0	(15,347)	(17.9)
Performance Chemicals	79,509	31.2	81,355	33.1	(1,846)	(2.3)

Net sales	$254,568	100.0%	$245,769	100.0%	$8,799	3.6%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$30,872	29.5%	$24,168	30.8%	$6,704	27.7%
Pharmaceutical Ingredients	13,076	18.5	23,035	26.8	(9,959)	(43.2)
Performance Chemicals	13,722	17.3	13,515	16.6	207	1.5

Gross profit	$57,670	22.7%	$60,718	24.7%	$(3,048)	(5.0)%

Net Sales

Net sales increased $8,799, or 3.6%, to $254,568 for the six months ended December 31, 2014, compared with $245,769 for the prior period. We reported a sales increase in our Human Health business segment while our Pharmaceutical Ingredients and Performance Chemicals business segments declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $25,992 for the six months ended December 31, 2014, to $104,503, which represents a 33.1% increase over net sales of $78,511 for the prior period, largely driven by an increase in sales of Rising products of $36,394 due to the PACK acquisition as well as new generic product launches during fiscal 2014. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, which is included in our Human Health segment. This increase was offset by a $10,402 decline in sales of nutritional products, sold both domestically and abroad due to soft reorders resulting from high customer inventory levels. Our nutritional business also saw a decline of $1,031 in royalty income for the six months ended December 31, 2014 on the sale of certain proprietary ingredients. In addition, net sales for the Human Health segment were negatively impacted by approximately $12,455 during the six months ended December 31, 2014 due to price protection on certain finished dosage form generic products. Price protection occurs when the invoice or contract prices of our products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $15,347 for the six months ended December 31, 2014, to $70,556, which represents a 17.9% decrease from net sales of $85,903 for the prior period. The primary reason for the decrease is due to a decline in sales of domestic APIs due to large reorders of a customer-launched API that occurred in the first and second quarters of fiscal 2014. Although we had a small order for this product in the second quarter of fiscal 2015, the customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we do not expect to see the same volume of business as we did in fiscal 2014 for this product. In addition, domestic sales of APIs decreased due to a drop in reorders of two existing products.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $79,509 for the six months ended December 31, 2014, a decrease of $1,846 or 2.3%, from net sales of $81,355 for the prior period. This decrease was predominantly due to a decrease of $3,598 in sales of our agricultural protection products, primarily from a decline in sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables. This decrease was offset in part by increased sales volume of specialty chemical products sold in Europe.

Gross Profit

Gross profit decreased $3,048 to $57,670 (22.7% of net sales) for the six months ended December 31, 2014, as compared to $60,718 (24.7% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $30,872 for the six months ended December 31, 2014 increased $6,704, or 27.7%, over the prior period. The gross margin of 29.5% was lower than the prior period’s gross margin of 30.8%. The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products and the addition of PACK, the acquisition that occurred on April 30, 2014, offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease, as well as a drop in royalty income. The decline in gross margin is predominantly due to approximately $9,172 in additional cost during the six months ended December 31, 2014, associated with price protection previously discussed. In addition, wholesalers and retail drug chains have undergone significant consolidation. Gross margin in our generic business has been adversely affected by this consolidation in the industry.

Pharmaceutical Ingredients

Gross profit for the six months ended December 31, 2014 for the Pharmaceutical Ingredients business decreased by $9,959 or 43.2% over the prior period. The gross margin of 18.5% was also lower than the prior year’s gross margin of 26.8%. The decrease in both gross profit and gross margin is predominantly the result of the decline in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $13,722 for the six months ended December 31, 2014, versus $13,515 for the prior year, an increase of $207, or 1.5%. The gross margin at 17.3% for the six months ended December 31, 2014 was also higher than the prior year’s gross margin of 16.6%. The increase in both gross profit and gross margin is primarily due to increased sales volume of specialty chemical products sold in Europe.

Selling, General and Administrative Expenses

SG&A increased $6,422, or 20.8%, to $37,253 for the six months ended December 31, 2014 compared to $30,831 for the prior period. As a percentage of sales, SG&A increased from 12.5% to 14.6% for the six months ended December 31, 2014 versus the prior period. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $5,835 of SG&A related to PACK during the six months ended December 31, 2014, of which $2,391 of amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period. In addition, we recorded $350 related to the UPL litigation settlement, as well as $225 for separation and relocation costs. The SG&A for the prior period included $600 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) decreased $606 or 35.1% to $1,122 for the six months ended December 31, 2014 compared to $1,728 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the six months ended December 31, 2014 operating income was $19,295 compared to $28,159 in the prior period, a decrease of $8,864 or 31.5%. This decrease was due to the overall decreases in gross profit of $3,048 and R&D of $606 and the increase in SG&A of $6,422 from the comparable prior period.

Interest Expense

Interest expense was $2,041 for the six months ended December 31, 2014, an increase of $1,151 from the prior period. The increase is primarily due to higher average loan balance outstanding during the six months ended December 31, 2014, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2014 increased to 36.9% compared to 36.1% for the prior period. The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2015.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

	Net Sales by Segment Three months ended December 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$55,424	44.8%	$39,817	34.2%	$15,607	39.2%
Pharmaceutical Ingredients	32,579	26.3	37,479	32.2	(4,900)	(13.1)
Performance Chemicals	35,762	28.9	39,212	33.6	(3,450)	(8.8)

Net sales	$123,765	100.0%	$116,508	100.0%	$7,257	6.2%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2014
	2014		2013		Over/(Under) 2013
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$16,331	29.5%	$13,027	32.7%	$3,304	25.4%
Pharmaceutical Ingredients	6,926	21.3	7,773	20.7	(847)	(10.9)
Performance Chemicals	6,762	18.9	6,184	15.8	578	9.4

Gross profit	$30,019	24.3%	$26,984	23.2%	$3,035	11.2%

Net Sales

Net sales increased $7,257, or 6.2%, to $123,765 for the three months ended December 31, 2014, compared with $116,508 for the prior period. We reported a sales increase in our Human Health business segment while our Pharmaceutical Ingredients and Performance Chemicals business segments declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $15,607 for the three months ended December 31, 2014, to $55,424, which represents a 39.2% increase over net sales of $39,817 for the prior period, largely driven by an increase in sales of Rising products of $20,377 due to the PACK acquisition as well as new generic product launches during fiscal 2014. This increase was offset by a $4,770 decline in sales of nutritional products, sold both domestically and abroad due to soft reorders resulting from high customer inventory levels. Our nutritional business also saw a decline of $1,319 in royalty income for the three months ended December 31, 2014 on the sale of certain proprietary ingredients. In addition, net sales for the Human Health segment were negatively impacted by approximately $12,455 during the three months ended December 31, 2014 due to price protection on certain finished dosage form generic products. Price protection occurs when the invoice or contract prices of our products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $4,900 for the three months ended December 31, 2014, to $32,579, which represents a 13.1% decrease from net sales of $37,479 for the prior period. The primary reason for the decrease is due to a $2,906 decline in sales of APIs due primarily to a drop in reorders of two existing products. In addition, the decrease is in part due to large reorders of a customer-launched API that occurred in the second quarter of fiscal 2014. Although we had a small order for this product in the second quarter of fiscal 2015, the customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we do not expect to see the same volume of business as we did in fiscal 2014 for this product. In addition, there was a decrease of $1,907 in international sales of intermediates, which represent key components used in the manufacture of certain drug products.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $35,762 for the three months ended December 31, 2014, a decrease of $3,450 or 8.8%, from net sales of $39,212 for the prior period. This decrease was predominantly due to a decrease of $4,758 in sales of our agricultural protection products, primarily from a decline in sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, as well as a drop in sales of an herbicide used on sugar cane.

Gross Profit

Gross profit increased $3,035 to $30,019 (24.3% of net sales) for the three months ended December 31, 2014, an 11.2% increase as compared to $26,984 (23.2% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $16,331 for the three months ended December 31, 2014 increased $3,304, or 25.4%, over the prior period. The gross margin of 29.5% was lower than the prior period’s gross margin of 32.7%. The increase in gross profit in the Human Health segment relates to increased sales volume of Rising products and the addition of PACK, the acquisition that occurred on April 30, 2014, offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease and a drop in royalty income. The decline in gross margin is due to approximately $9,172 in additional cost during the three months ended December 31, 2014 associated with price protection previously discussed.

Pharmaceutical Ingredients

Gross profit for the three months ended December 31, 2014 for the Pharmaceutical Ingredients business decreased by $847 or 10.9% over the prior period. The gross margin of 21.3% was slightly higher than the prior year’s gross margin of 20.7%. The decrease in gross profit is predominantly the result of the decline in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $6,762 for the three months ended December 31, 2014, versus $6,184 for the prior year, an increase of $578, or 9.4%. The gross margin at 18.9% for the three months ended December 31, 2014 was also higher than the prior year’s gross margin of 15.8%. The increase in both gross profit and gross margin is primarily due to increased sales volume of specialty chemical products sold in Europe, as well as a favorable product mix on a certain agricultural protection product.

Selling, General and Administrative Expenses

SG&A increased $3,903, or 25.9%, to $18,970 for the three months ended December 31, 2014 compared to $15,067 for the prior period. As a percentage of sales, SG&A increased from 12.9% to 15.3% for the three months ended December 31, 2014 versus the prior period. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $3,108 of SG&A related to PACK during the three months ended December 31, 2014, of which $1,196 of amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period. In addition, there was a rise in SG&A due to increased payroll and fringe benefits due to additional hiring and annual salary increases and increased stock-based compensation expense. The SG&A for the prior period included $229 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) decreased $797 or 67.9% to $377 for the three months ended December 31, 2014 compared to $1,174 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended December 31, 2014 operating income was $10,672 compared to $10,743 in the prior period, a decrease of $71 or 0.7%.

Interest Expense

Interest expense was $1,005 for the three months ended December 31, 2014, an increase of $568 from the prior period. The increase is primarily due to higher average loan balance outstanding during the three months ended December 31, 2014, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

Interest and Other Income, Net

Interest and other income, net was $818 for the three months ended December 31, 2014, an increase of $394 from the prior period, mainly due to an increase in income related to a joint venture for one of our agricultural protection products offset by increases in unrealized foreign exchange losses.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2014 and 2013 remained consistent at 37.0%.

Liquidity and Capital Resources

Cash Flows

At December 31, 2014, we had $37,216 in cash, of which $29,060 was outside the United States, $1,799 in short-term investments, all of which is held outside the United States and $108,256 in long-term debt (including the current portion), all of which is in the United States. Working capital was $164,693 at December 31, 2014 compared to $157,831 at June 30, 2014. The $29,060 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2014 decreased $5,681 from the amount at June 30, 2014. Operating activities for the six months ended December 31, 2014 provided cash of $84 for this period, as compared to cash provided of $15,953 for the comparable period. The $84 was comprised of $11,436 in net income and $6,473 derived from adjustments for non-cash items less a net $17,825 decrease from changes in operating assets and liabilities. The non-cash items included $5,973 in depreciation and amortization expense, $1,342 of earnings on an equity investment in a joint venture, $648 for deferred income taxes and $2,279 in non-cash stock compensation expense. Trade accounts receivable increased $28,265 during the six months ended December 31, 2014, predominantly due to an increase in sales from the fourth quarter of 2014 of Rising products, which typically yield a longer payment term due to industry standards, as well as the addition of PACK, which historically has had longer payment terms, causing an increase in days sales outstanding. Inventories decreased by approximately $4,547 due primarily to a decrease in inventories on hand for our agricultural protection business as a result of a ramp-up in orders at June 30, 2014 for products that were shipped in the six months ended December 31, 2014. In addition, inventories declined from June 30, 2014 due to an increase in sales of Rising products. Accounts payable increased by $1,547 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities increased $4,791 primarily due to an increase in price concessions and partnered products liabilities related to increased sales from Rising. This increase in accrued expenses and other liabilities is offset by decreases in accrued compensation as fiscal 2014 performance award payments were made in September 2014, as well as timing of income tax payments. Our cash position at December 31, 2013 increased $8,736 from the amount at June 30, 2013. Operating activities for the six months ended December 31, 2013 provided cash of $15,953 for this period. The $15,953 was comprised of $18,090 in net income and $4,181 derived from adjustments for non-cash items less a net $6,318 decrease from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2014 used cash of $2,552 for purchases of property and equipment, intangible assets and investments. Investing activities for the six months ended December 31, 2013 used cash of $812, primarily related to the purchases of property and equipment and intangible assets.

Financing activities for the six months ended December 31, 2014 used cash of $603 primarily from $4,245 of repayment of bank borrowings, $3,473 payment of cash dividends and $1,500 payment of contingent consideration to the former owners of Rising. This use of cash was offset by bank borrowings of $7,000, proceeds of $955 received from the exercise of stock options and $660 of excess income tax benefit on stock option exercises and restricted stock. Financing activities for the six months ended December 31, 2013 used cash of $7,409 primarily from $15,616 of repayment of bank borrowings and $3,401 of payment of cash dividends. This use of cash was offset by bank borrowings of $8,000 and $2,472 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At December 31, 2014, the Company had available lines of credit with foreign financial institutions totaling $8,098, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, we entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010. We may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the “Revolving Commitment”). The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof. As of December 31, 2014, we borrowed Revolving Loans aggregating $39,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.17% to 2.32% at December 31, 2014. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof. We borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of December 31, 2014, the remaining amount outstanding under the amortizing Term Loan is $66,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.26% at December 31, 2014. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At December 31, 2014, we had utilized $105,021 in bank loans and letters of credit leaving $20,979 of this facility unused. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property. The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at December 31, 2014.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of December 31, 2014 is $27,375. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in September 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of December 31, 2014 is $5,625.

Working Capital Outlook

Working capital was $164,693 at December 31, 2014 versus $157,831 at June 30, 2014. On June 30, 2011, we entered into a mortgage payable for $3,947 on our corporate headquarters. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of December 31, 2014 and matures on June 30, 2021.

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

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of December 31, 2014, we had accrued $4,017 related to this contingent consideration.

In accordance with the purchase agreement, as amended, related to the Rising acquisition, $7,970 of deferred consideration was to be paid by us over a four year period with $1,500 paid in February 2012, $1,470 paid in December 2012, $1,500 paid in February 2014 and $3,500 to be paid not later than fifty-six days following the fourth anniversary of the closing date of the purchase. The purchase agreement also provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. In December 2014, we made a payment of $1,500 of contingent consideration. As of December 31, 2014, we had accrued $4,361 related to this contingent consideration, which will be paid by December 2015.

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

Investment Market Price Risk

We had short-term investments of $1,799 at December 31, 2014. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2014, we had foreign currency contracts outstanding that had a notional amount of $53,931. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2014 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On December 31, 2014, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of December 31, 2014, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,726. Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of December 31, 2014 is $27,375. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of December 31, 2014 is $5,625. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at December 31, 2014, is $284. Our interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2014, we are subject to various environmental proceedings for which there were no material changes during the three months ended December 31, 2014.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1
Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.2	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014.

10.3	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of November 5, 2014.

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACETO CORPORATION

DATE	February 6, 2015	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 6, 2015	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

