Form 10-Q
period 2015-03-31
ACETO CORP
filed 2015-05-08
CIK 2034

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015
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

Yes ☐  No ☒

The registrant had 29,115,881 shares of common stock outstanding as of May 4, 2015.

ACETO CORPORATION AND SUBSIDIARIES
QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2015

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

ACETO CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except per-share amounts)

	March 31, 2015	June 30, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,709	$42,897
Investments	1,834	746
Trade receivables, less allowance for doubtful accounts (March 31, 2015, $764; June 30, 2014, $517)	149,766	122,694
Other receivables	8,904	5,288
Inventory	97,216	100,683
Prepaid expenses and other current assets	2,757	3,556
Deferred income tax asset, net	1,361	490
Total current assets	295,547	276,354

Property and equipment, net	10,775	11,573
Property held for sale	5,848	5,848
Goodwill	67,848	66,516
Intangible assets, net	81,463	87,955
Deferred income tax asset, net	11,518	11,605
Other assets	8,622	8,133

TOTAL ASSETS	$481,621	$467,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,697	$8,343
Accounts payable	55,836	48,716
Accrued expenses	62,610	61,464
Total current liabilities	128,143	118,523

Long-term debt	97,510	97,158
Long-term liabilities	10,405	11,634
Environmental remediation liability	5,210	7,079
Deferred income tax liability	6	6
Total liabilities	241,274	234,400

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000 shares authorized; 29,117 and 28,772 shares issued and outstanding at March 31, 2015 and June 30, 2014, respectively	291	288
Capital in excess of par value	92,329	87,156
Retained earnings	155,325	140,768
Accumulated other comprehensive (loss) income	(7,598)	5,372
Total shareholders’ equity	240,347	233,584

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$481,621	$467,984

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Nine Months Ended
	March 31,
	2015	2014

Net sales	$400,364	$370,599
Cost of sales	306,096	284,918
Gross profit	94,268	85,681

Selling, general and administrative expenses	56,320	47,212
Research and development expenses	3,223	3,232
Operating income	34,725	35,237

Other (expense) income:
Interest expense	(2,993)	(1,200)
Interest and other income, net	24	2,171
	(2,969)	971

Income before income taxes	31,756	36,208
Income tax provision	11,909	12,762
Net income	$19,847	$23,446

Net income per common share	$0.69	$0.84
Diluted net income per common share	$0.68	$0.82

Weighted average shares outstanding:
Basic	28,710	27,888
Diluted	29,216	28,470

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(unaudited and in thousands, except per-share amounts)

	Three Months Ended
	March 31,
	2015	2014

Net sales	$145,796	$124,830
Cost of sales	109,198	99,867
Gross profit	36,598	24,963

Selling, general and administrative expenses	19,067	16,381
Research and development expenses	2,101	1,504
Operating income	15,430	7,078

Other (expense) income:
Interest expense	(952)	(310)
Interest and other (expense) income, net	(852)	1,136
	(1,804)	826

Income before income taxes	13,626	7,904
Income tax provision	5,215	2,548
Net income	$8,411	$5,356

Net income per common share	$0.29	$0.19
Diluted net income per common share	$0.29	$0.19

Weighted average shares outstanding:
Basic	28,773	28,087
Diluted	29,267	28,606

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(unaudited and in thousands)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2015	2014	2015	2014

Net income	$19,847	$23,446	$8,411	$5,356

Other comprehensive income:
Foreign currency translation adjustments	(12,968)	3,082	(6,011)	(74)
Change in fair value of interest rate swaps	(2)	108	(155)	36

Comprehensive income	$6,877	$26,636	$2,245	$5,318

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited and in thousands)

	Nine Months Ended March 31,
	2015	2014
Operating activities:
Net income	$19,847	$23,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,940	5,494
Provision for doubtful accounts	316	185
Non-cash stock compensation	3,407	2,416
Deferred income taxes	(1,000)	(224)
Earnings on equity investment in joint venture	(1,767)	(1,769)
Changes in assets and liabilities:
Trade accounts receivable	(33,084)	(8,861)
Other receivables	(3,616)	(516)
Inventory	(2,695)	(14,068)
Prepaid expenses and other current assets	649	(596)
Other assets	1,261	1,332
Accounts payable	9,467	8,110
Accrued expenses and other liabilities	4,831	(1,863)
Net cash provided by operating activities	6,556	13,086

Investing activities:
Payment for net assets of business acquired, net of cash acquired	-	(228)
Purchases of investments	(1,120)	(101)
Sales of investments	-	501
Payments for intangible assets	(1,510)	(662)
Purchases of property and equipment, net	(581)	(709)
Net cash used in investing activities	(3,211)	(1,199)

Financing activities:
Payment of cash dividends	(5,232)	(5,115)
Proceeds from exercise of stock options	1,039	3,162
Excess tax benefit on stock option exercises and restricted stock	670	1,586
Payment of contingent consideration	(3,000)	-
Payment of deferred consideration	(3,500)	(1,500)
Borrowings of bank loans	14,000	8,000
Repayment of bank loans	(12,294)	(17,665)
Net cash used in financing activities	(8,317)	(11,532)

Effect of exchange rate changes on cash	(4,216)	797

Net (decrease) increase in cash	(9,188)	1,152
Cash at beginning of period	42,897	33,231
Cash at end of period	$33,709	$34,383

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

During the nine months ended March 31, 2015, the Company granted 165 shares of restricted common stock to its employees that vest over three years, 12 shares of restricted common stock to its non-employee directors, which vest over approximately one year, as well as 67 restricted stock units that have varying vest dates through August 2016.  In addition, the Company also issued a target grant of 116 performance-vested restricted stock units, which grant could be as much as 203 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

For the three and nine months ended March 31, 2015  the Company recorded stock-based compensation expense of approximately $1,123 and $3,368, respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2014, the Company recorded stock-based compensation expense of approximately $606 and $2,225, respectively, related to restricted common stock and restricted stock units.   As of March 31, 2015, the total unrecognized compensation cost related to restricted stock awards and units is approximately $6,779.  There were no stock options granted in the nine months ended March 31, 2015 and 2014.  Total compensation expense related to stock options for the three and nine months ended March 31, 2015 was $0 and $21, respectively. Total compensation expense related to stock options for the three and nine months ended March 31, 2014 was $30 and $175, respectively.

(3)  Common Stock

On May 7, 2015, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on June 25, 2015 to shareholders of record as of June 11, 2015.

On February 5, 2015, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share which was paid on March 26, 2015 to shareholders of record as of March 12, 2015.

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

The Board of Directors has authority under the Company’s Restated Certificate of Incorporation to issue shares of preferred stock with voting and other relative rights to be determined by the Board of Directors.

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period.  Diluted income per common share includes the dilutive effect of potential common shares outstanding.  The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

Weighted average shares outstanding	28,710	27,888	28,773	28,087
Dilutive effect of stock options and restricted stock awards and units	506	582	494	519
Diluted weighted average shares outstanding	29,216	28,470	29,267	28,606

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(5) Debt

Long-term debt

	March 31, 2015	June 30, 2014

Revolving bank loans	$40,000	$32,000
Term bank loans	64,000	70,000
Mortgage	3,207	3,355
Other	-	146
	107,207	105,501
Less current portion	9,697	8,343
	$97,510	$97,158

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK Pharmaceuticals, LLC (“PACK”), Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010.  Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Commitment”).  The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.   As of March 31, 2015, the Company borrowed Revolving Loans aggregating $40,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.22% to 2.32% at March 31, 2015. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”).  The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK.  As of March 31, 2015, the remaining amount outstanding under the amortizing Term Loan is $64,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.28% at March 31, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

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

As such, the Company has classified $9,500 of the Term Loan as short-term in the consolidated balance sheet at March 31, 2015.  The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $21 and $105 at March 31, 2015 and June 30, 2014 respectively.  The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2015.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of March 31, 2015 and matures on June 30, 2021.

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

In fiscal years 2011, 2009, 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment.   The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believes that, at most, it is a de minimis contributor to the site contamination. Accordingly, the Company believes that the settlement offer is unreasonable. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company’s financial condition or liquidity.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale.  Based on continued monitoring of the contamination at the site and the approved plan of remediation, the Company received an estimate from an environmental consultant stating that the costs of remediation could be between $12,200 and $14,000.  Remediation commenced in fiscal 2010, and as of March 31, 2015 and June 30, 2014, a liability of $7,038 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale.  An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, the Company entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2015 and June 30, 2014 is $3,167 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).  FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,045 through fiscal 2015, of which $0 has been accrued as of March 31, 2015 and June 30, 2014.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

On December 31, 2010, the Company acquired certain assets of Rising Pharmaceuticals, Inc. (“Rising”),  a New Jersey based company that markets and distributes generic prescription and over the counter pharmaceutical products to leading wholesalers, chain drug stores, distributors, mass market merchandisers and others under its own label, throughout the United States. The purchase agreement provided for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. In December 2014 and March 2015, the Company made payments of $1,500 to the former owners of Rising.  As of March 31, 2015 and June, 30, 2014, the Company had accrued $2,937 and $5,694, respectively, related to this contingent consideration.

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of March 31, 2015 and June 30, 2014, the Company accrued $4,133 and $3,797, respectively, related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets.  Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions.  Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price.   Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At March 31, 2015, the Company had foreign currency contracts outstanding that had a notional amount of $54,495. Unrealized (losses) gains on hedging activities for the nine months ended March 31, 2015 and 2014 was ($2,517) and $75, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining notional balance of this derivative as of March 31, 2015 is $28,000.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of March 31, 2015 is $4,000. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2015, is $439. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of March 31, 2015 and June 30, 2014, the Company had $2,937 and $5,694, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. In addition, as of March 31, 2015 and June 30, 2014, the Company had $4,133 and $3,797, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $303 and $413, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013.  The contingent consideration was calculated using the present value of a probability weighted income approach.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2015 and June 30, 2014:

	Fair Value Measurements at March 31, 2015 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,253	-	$6,253

Investments:
Time deposits	-	1,834	-	1,834

Foreign currency contracts- assets (1)	-	424	-	424
Foreign currency contracts-liabilities (2)	-	2,635	-	2,635
Derivative liability for interest rate swap (3)	-	439	-	439
Contingent consideration (4)	-	-	$7,373	7,373

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015.

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015.
(3)	$28 included in “Accrued expenses” and $411 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015.
(4)	$2,937 included in “Accrued expenses” and $4,436 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2015.

	Fair Value Measurements at June 30, 2014 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$1,372	-	$1,372

Investments:
Time deposits	-	746	-	746

Foreign currency contracts-assets (5)	-	87	-	87
Foreign currency contracts-liabilities (6)	-	128	-	128
Derivative liability for interest rate swap (7)	-	437	-	437
Contingent consideration (8)	-	-	$9,904	9,904

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.
(8)	$4,500 included in “Accrued expenses” and $5,404 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2014.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments.  The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8)  Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

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

Nine Months Ended March 31, 2015 and 2014:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$160,808	$111,104	$128,452	$-	$400,364
Gross profit	50,829	19,750	23,689	-	94,268
Income (loss) before income taxes	21,096	5,393	9,925	(4,658)	31,756

2014
Net sales	$112,457	$133,746	$124,396	$-	$370,599
Gross profit	34,244	30,443	20,994	-	85,681
Income (loss) before income taxes	14,961	17,328	9,008	(5,089)	36,208

ACETO CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited and in thousands, except per-share amounts)

Three months Ended March 31, 2015 and 2014:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$56,305	$40,548	$48,943	$-	$145,796
Gross profit	19,957	6,674	9,967	-	36,598
Income (loss) before income taxes	8,667	1,533	5,105	(1,679)	13,626

2014
Net sales	$33,946	$47,843	$43,041	$-	$124,830
Gross profit	10,076	7,408	7,479	-	24,963
Income (loss) before income taxes	3,234	2,798	3,555	(1,683)	7,904

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2015 and related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2015 and 2014, and cash flows for the nine-month periods ended March 31, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2015.  These interim financial statements are the responsibility of the Company’s management.

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
May 8, 2015

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

Executive Summary

We are reporting net sales of $400,364 for the nine months ended March 31, 2015, which represents an 8% increase from the $370,599 reported in the comparable prior period.  Gross profit for the nine months ended March 31, 2015 was $94,268 and our gross margin was 23.5% as compared to gross profit of $85,681 and gross margin of 23.1% in the comparable prior period.  Our selling, general and administrative costs (“SG&A”) for the nine months ended March 31, 2015 increased to $56,320 from $47,212 which we reported in the prior period.  Our net income decreased to $19,847, or $0.68 per diluted share, compared to net income of $23,446, or $0.82 per diluted share in the prior period.

Our financial position as of March 31, 2015 remains strong, as we had cash and cash equivalents and short-term investments of $35,543, working capital of $167,404 and shareholders’ equity of $240,347.

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

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (“APIs”) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future genericizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (“ANDA”) for U.S. Food and Drug Administration (“FDA”) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe.

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

According to an IMS Health press release on April 14, 2015, a new report, entitled, Medicine Use and Spending Shifts: A Review of the Use of Medicines in the U.S. in 2014, “found that total dollars spent on medications in the U.S. rose 13.1 percent on a nominal basis last year, up from a 3.2 percent increase in 2013. Primary drivers include higher spending on innovative new treatment options, the lower impact of patent expiries and increases in list prices of branded medicines. The factors that came together to drive the extraordinary spending growth in 2014 are expected to have less impact in future years, resulting in more moderate levels of growth.”

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

According to an April 15, 2015 Federal Reserve Statistical Release, in the first quarter of calendar year 2015, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decline at an annual rate of 3.2%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2015 and 2014.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2015 Compared to Nine Months Ended March 31, 2014

	Net Sales by Segment Nine months ended March 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$160,808	40.2%	$112,457	30.3%	$48,351	43.0%
Pharmaceutical Ingredients	111,104	27.7	133,746	36.1	(22,642)	(16.9)
Performance Chemicals	128,452	32.1	124,396	33.6	4,056	3.3

Net sales	$400,364	100.0%	$370,599	100.0%	$29,765	8.0%

	Gross Profit by Segment Nine months ended March 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$50,829	31.6%	$34,244	30.5%	$16,585	48.4%
Pharmaceutical Ingredients	19,750	17.8	30,443	22.8	(10,693)	(35.1)
Performance Chemicals	23,689	18.4	20,994	16.9	2,695	12.8

Gross profit	$94,268	23.5%	$85,681	23.1%	$8,587	10.0%

Net Sales

Net sales increased $29,765, or 8.0%, to $400,364 for the nine months ended March 31, 2015, compared with $370,599 for the prior period.  We reported sales increases in our Human Health and Performance Chemicals business segments while our Pharmaceutical Ingredients business segment declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $48,351 for the nine months ended March 31, 2015, to $160,808, which represents a 43.0% increase over net sales of $112,457 for the prior period, largely driven by an increase in sales of Rising products of $60,307 due to the PACK acquisition. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, which is included in our Human Health segment. This increase was offset by an $11,956 decline in sales of nutritional products, sold both domestically and abroad due to soft reorders resulting from high customer inventory levels, as well as increased competition. Our nutritional business also saw a decline of $1,661 in royalty income for the nine months ended March 31, 2015 on the sale of certain proprietary ingredients.  In addition, net sales for the Human Health segment were negatively impacted by approximately $12,455 during the nine months ended March 31, 2015 due to price protection on certain finished dosage form generic products. Price protection occurs when the invoice or contract prices of our products increase, effectively allowing customers to purchase products at previous prices for a specified period of time.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $22,642 for the nine months ended March 31, 2015, to $111,104, which represents a 16.9% decrease from net sales of $133,746 for the prior period. The primary reason for the decrease is due to a decline in sales of domestic APIs due to large reorders of a customer-launched API that occurred in the first and second quarters of fiscal 2014. Although we had a small order for this product in the second quarter of fiscal 2015, the customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we do not expect to see the same volume of business as we did in fiscal 2014 for this product.  In addition, domestic sales of APIs decreased due to a drop in reorders of two existing products. International sales of pharmaceutical ingredient products declined by $6,381 primarily due to an unfavorable impact from the strong U.S. dollar compared to the Euro. Of our three business segments, the Pharmaceutical Ingredients business has the largest proportion of its business in the Euro zone.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $128,452 for the nine months ended March 31, 2015, an increase of $4,056 or 3.3%, from net sales of $124,396 for the prior period. This increase was predominantly due to an increase in sales of agricultural, dye, pigment and miscellaneous intermediates which together increased $4,774.

Gross Profit

Gross profit increased $8,587 to $94,268 (23.5% of net sales) for the nine months ended March 31, 2015, as compared to $85,681 (23.1% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $50,829 for the nine months ended March 31, 2015 increased $16,585, or 48.4%, over the prior period. The gross margin of 31.6% was higher than the prior period’s gross margin of 30.5%.  The increase in gross profit and gross margin in the Human Health segment relates to the addition of PACK, the acquisition that occurred on April 30, 2014, offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease, as well as a drop in royalty income. Gross margin was negatively impacted by approximately $9,172 in additional cost during the nine months ended March 31, 2015, associated with previously discussed price protection. In addition, wholesalers and retail drug chains have undergone significant consolidation. Gross margin in our generic business has been adversely affected by this consolidation in the industry.

Pharmaceutical Ingredients

Gross profit for the nine months ended March 31, 2015 for the Pharmaceutical Ingredients business decreased by $10,693 or 35.1% over the prior period.  The gross margin of 17.8% was also lower than the prior year’s gross margin of 22.8%. The decrease in both gross profit and gross margin is predominantly the result of the decline in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $23,689 for the nine months ended March 31, 2015, versus $20,994 for the prior year, an increase of $2,695, or 12.8%.  The gross margin at 18.4% for the nine months ended March 31, 2015 was also higher than the prior year’s gross margin of 16.9%.  The increase in gross profit and gross margin is primarily due to increased sales volume of agricultural, dye, pigment and miscellaneous intermediates. In addition, the rise in gross profit and gross margin is due to an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses, as well as a fungicide used to prevent disease on pecan crops. Both the herbicide and the fungicide are sold by our agricultural protection products business.

Selling, General and Administrative Expenses

SG&A increased $9,108, or 19.3%, to $56,320 for the nine months ended March 31, 2015 compared to $47,212 for the prior period. As a percentage of sales, SG&A increased from 12.7% to 14.1% for the nine months ended March 31, 2015 versus the prior period. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $8,228 of SG&A related to PACK during the nine months ended March 31, 2015, of which $3,587 of amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period.  In addition, we recorded $350 related to the UPL litigation settlement, as well as $411 for separation and relocation costs during the nine months ended March 31, 2015. There was also a rise in SG&A due to increased payroll and fringe benefits due to additional hiring and annual salary increases and increased stock-based compensation expense. The SG&A for the prior period included $1,588 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) remained flat at $3,223 for the nine months ended March 31, 2015 compared to $3,232 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products.   The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the nine months ended March 31, 2015 operating income was $34,725 compared to $35,237 in the prior period, a decrease of $512 or 1.5%.

Interest Expense

Interest expense was $2,993 for the nine months ended March 31, 2015, an increase of $1,793 from the prior period. The increase is primarily due to higher average loan balance outstanding during the nine months ended March 31, 2015, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

Interest and Other Income, Net

Interest and other income, net was $24 for the nine months ended March 31, 2015, a decrease of $2,147 from the prior period, primarily due to increases in unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2015 increased to 37.5% compared to 35.2% for the prior period.  The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2015.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

	Net Sales by Segment Three months ended March 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$56,305	38.6%	$33,946	27.2%	$22,359	65.9%
Pharmaceutical Ingredients	40,548	27.8	47,843	38.3	(7,295)	(15.2)
Performance Chemicals	48,943	33.6	43,041	34.5	5,902	13.7

Net sales	$145,796	100.0%	$124,830	100.0%	$20,966	16.8%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$19,957	35.4%	$10,076	29.7%	$9,881	98.1%
Pharmaceutical Ingredients	6,674	16.5	7,408	15.5	(734)	(9.9)
Performance Chemicals	9,967	20.4	7,479	17.4	2,488	33.3

Gross profit	$36,598	25.1%	$24,963	20.0%	$11,635	46.6%

Net Sales

Net sales increased $20,966, or 16.8%, to $145,796 for the three months ended March 31, 2015, compared with $124,830 for the prior period.  We reported sales increases in our Human Health and Performance Chemicals business segments while our Pharmaceutical Ingredients business segment declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $22,359 for the three months ended March 31, 2015, to $56,305, which represents a 65.9% increase over net sales of $33,946 for the prior period, largely driven by an increase in sales of Rising products of $23,913 due to the PACK acquisition. This increase was offset by a $1,554 decline in sales of nutritional products, sold both domestically and abroad due to soft reorders resulting from high customer inventory levels, as well as increased competition. Our nutritional business also saw a decline of $553 in royalty income for the three months ended March 31, 2015 on the sale of certain proprietary ingredients.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $7,295 for the three months ended March 31, 2015, to $40,548, which represents a 15.2% decrease from net sales of $47,843 for the prior period. The decrease is due to a $1,138 decline in sales of domestic APIs as well as a decline of $5,105 in international sales of APIs, primarily due to an unfavorable impact from the strong U.S. dollar compared to the Euro. Of our three business segments, the Pharmaceutical Ingredients segment has the largest proportion of its business in the Euro zone. In addition, there was a decrease of $857 in domestic sales of intermediates, which represent key components used in the manufacture of certain drug products.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $48,943 for the three months ended March 31, 2015, an increase of $5,902 or 13.7%, from net sales of $43,041 for the prior period.  This increase was predominantly due to an increase in sales of agricultural, dye and pigment intermediates, as well as sales in agricultural protection products, including an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses, as well as a fungicide used to prevent disease on pecan crops.

Gross Profit

Gross profit increased $11,635 to $36,598 (25.1% of net sales) for the three months ended March 31, 2015, a 46.6% increase as compared to $24,963 (20.0% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $19,957 for the three months ended March 31, 2015 increased $9,881, or 98.1%, over the prior period. The gross margin of 35.4% was higher than the prior period’s gross margin of 29.7%.  The increase in gross profit and gross margin in the Human Health segment primarily relates to the addition of PACK, the acquisition that occurred on April 30, 2014, as well as price increases on certain Rising products.  In addition, gross profit increased approximately $944 related to a licensing and distribution agreement for a Rising branded product.

Pharmaceutical Ingredients

Gross profit for the three months ended March 31, 2015 for the Pharmaceutical Ingredients business decreased by $734 or 9.9% over the prior period.  The gross margin of 16.5% was higher than the prior year’s gross margin of 15.5%. The decrease in gross profit is predominantly the result of the decline in the sales volume of international sales of APIs.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $9,967 for the three months ended March 31, 2015, versus $7,479 for the prior year, an increase of $2,488, or 33.3%.  The gross margin at 20.4% for the three months ended March 31, 2015 was also higher than the prior year’s gross margin of 17.4%.  The increase in both gross profit and gross margin is predominantly due to an herbicide used to control sedge on rice, vegetables and turf and ornamental grasses, as well as a fungicide used to prevent disease on pecan crops. Both the herbicide and the fungicide are sold by our agricultural protection products business.

Selling, General and Administrative Expenses

SG&A increased $2,686, or 16.4%, to $19,067 for the three months ended March 31, 2015 compared to $16,381 for the prior period. As a percentage of sales, SG&A was consistent at 13.1% for the three months ended March 31, 2015 versus the prior period. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $2,402 of SG&A related to PACK during the three months ended March 31, 2015, of which $1,196 of amortization expense related to acquired intangible assets, where there was no comparable amount in the prior period.  In addition, there was a rise in SG&A due to increased payroll and fringe benefits due to additional hiring and annual salary increases and increased stock-based compensation expense. The SG&A for the prior period included $988 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) increased $597 or 39.7% to $2,101 for the three months ended March 31, 2015 compared to $1,504 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products.   The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended March 31, 2015 operating income was $15,430 compared to $7,078 in the prior period, an increase of $8,352 or 118.0%.

Interest Expense

Interest expense was $952 for the three months ended March 31, 2015, an increase of $642 from the prior period. The increase is primarily due to higher average loan balance outstanding during the three months ended March 31, 2015, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

Interest and Other (Expense) Income, Net

Interest and other (expense) income, net was ($852) for the three months ended March 31, 2015, compared to other income of $1,136 for the prior period. The increase in expense is predominantly due to increases in unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro, as well as a decrease in income related to a joint venture for one of our agricultural protection products.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2015 increased to 38.3% compared to 32.2% for the prior period.  The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2015.

Liquidity and Capital Resources

Cash Flows

At March 31, 2015, we had $33,709 in cash, of which $23,543 was outside the United States, $1,834 in short-term investments, all of which is held outside the United States and $107,207 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $167,404 at March 31, 2015 compared to $157,831 at June 30, 2014.  The $23,543 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2015 decreased $9,188 from the amount at June 30, 2014.  Operating activities for the nine months ended March 31, 2015 provided cash of $6,556 for this period, as compared to cash provided of $13,086 for the comparable period. The $6,556 was comprised of $19,847 in net income and $9,896 derived from adjustments for non-cash items less a net $23,187 decrease from changes in operating assets and liabilities. The non-cash items included $8,940 in depreciation and amortization expense, $1,767 of earnings on an equity investment in a joint venture, $1,000 for deferred income taxes and $3,407 in non-cash stock compensation expense. Trade accounts receivable increased $33,084 during the nine months ended March 31, 2015, predominantly due to an increase in sales from the fourth quarter of 2014 of Rising products, as well as the addition of PACK. Trade receivables also increased in our agricultural protection products business, as the timing of sales is impacted by seasonality. Other receivables increased $3,616 due primarily to the timing of domestic income taxes paid. Inventories increased by approximately $2,695 due primarily to inventory in stock at our German subsidiary, Aceto Health Ingredients GmbH.  Accounts payable increased by $9,467 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities increased $4,831 primarily due to an increase in price concessions and partnered products liabilities related to increased sales from Rising.  This increase in accrued expenses and other liabilities is offset by decreases in accrued compensation as fiscal 2014 performance award payments were made in September 2014, as well as timing of income tax payments.  Our cash position at March 31, 2014 increased $1,152 from the amount at June 30, 2013. Operating activities for the nine months ended March 31, 2014 provided cash of $13,086 for this period. The $13,086 was comprised of $23,446 in net income and $6,102 derived from adjustments for non-cash items less a net $16,462 decrease in cash from changes in operating assets and liabilities due to an increase in trade accounts receivable due predominantly to an increase in days sales outstanding, particularly on our international sales. In addition, inventories increased in the prior period due to an increase in inventories on hand for Rising as well as both of our Netherlands and Germany subsidiaries had increased inventory on-hand for nutritional products.

Investing activities for the nine months ended March 31, 2015 used cash of $3,211 for purchases of property and equipment, intangible assets and investments.  Investing activities for the nine months ended March 31, 2014 used cash of $1,199, primarily related to the purchases of property and equipment and intangible assets.

Financing activities for the nine months ended March 31, 2015 used cash of $8,317 primarily from $12,294 of repayment of bank borrowings, $5,232 payment of cash dividends, $3,000 payment of contingent consideration to the former owners of Rising, as well as $3,500 deferred consideration paid to these former owners. This use of cash was offset by bank borrowings of $14,000, proceeds of $1,039 received from the exercise of stock options and $670 of excess income tax benefit on stock option exercises and restricted stock. Financing activities for the nine months ended March 31, 2014 used cash of $11,532 primarily for $17,665 of repayment of bank borrowings, $1,500 deferred consideration to the sellers of Rising and $5,115 of payment of cash dividends.  This use of cash was offset by bank borrowings of $8,000 and $3,162 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At March 31, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,228, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, we entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010.  We may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $60,000 (the  “Revolving  Commitment”).  The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Credit Agreement) or (iii) a combination thereof.   As of March 31, 2015, we borrowed Revolving Loans aggregating $40,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.22% to 2.32% at March 31, 2015. The Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”).  The Term Commitment interest may be payable as an (i) Adjusted LIBOR Loan, (ii) Alternate Base Rate Loan, or (iii) a combination thereof.  We borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK.  As of March 31, 2015, the remaining amount outstanding under the amortizing Term Loan is $64,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.28% at March 31, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At March 31, 2015, we had utilized $104,021 in bank loans and letters of credit leaving $19,979 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Credit Agreement provides for a security interest in all of our personal property.  The Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at March 31, 2015.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining notional balance of this derivative as of March 31, 2015 is $28,000.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of March 31, 2015 is $4,000.

Working Capital Outlook

Working capital was $167,404 at March 31, 2015 versus $157,831 at June 30, 2014. On June 30, 2011, we entered into a mortgage payable for $3,947 on our corporate headquarters. This mortgage is secured by the land and building and is being amortized over a period of 20 years. The mortgage, which was modified in October 2013, bears interest at 4.92% as of March 31, 2015 and matures on June 30, 2021.

We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.    In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,045 through fiscal 2015.

In September 2014, Rising purchased three ANDAs from Par Pharmaceutical, Inc. The purchase price included $750 paid at closing plus up to $5,500 based upon FDA approval of two of the products and launch milestones for all three products.  It is anticipated that an additional approximately $1,900 in development, inventory and other deal costs will be expended in connection with the transaction.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of March 31, 2015, we had accrued $4,133 related to this contingent consideration.

In accordance with the Rising acquisition, the purchase agreement, as amended, provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000.  In December 2014 and March 2015, we made payments of $1,500 of contingent consideration. As of March 31, 2015, we had accrued $2,937 related to this contingent consideration, which will be paid by September 2015.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern (Subtopic 205-40).” This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $1,834 at March 31, 2015.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At March 31, 2015, we had foreign currency contracts outstanding that had a notional amount of $54,495.  The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2015 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On March 31, 2015, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of March 31, 2015, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,123.  Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The remaining balance of this derivative as of March 31, 2015 is $28,000.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of March 31, 2015 is $4,000. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2015, is $439. Our interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2014, we are subject to various environmental proceedings for which there were no material changes during the three months ended March 31, 2015.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.2	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.3	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.4	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.5	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.6	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015.

10.7	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015.

10.8	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015.

10.9	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of February 13, 2015.

10.10	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015.

10.11	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015.

15.1	Letter re unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACETO CORPORATION

DATE	May 8, 2015	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	May 8, 2015	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

