Form 10-K
period 2015-06-30
ACETO CORP
filed 2015-09-11
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2014 as reported on the NASDAQ Global Select Market was approximately $616,032,815.

The Registrant has 29,356,192 shares of common stock outstanding as of September 8, 2015.

Documents incorporated by reference: The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2015

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

Item 1. Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise. Aceto was incorporated in 1947 in the State of New York. We are a global leader in the marketing, sales and distribution of finished dosage form generic pharmaceuticals, nutraceutical products, pharmaceutical active ingredients and intermediates, specialty performance chemicals inclusive of agricultural intermediates and agricultural protection products. Our business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. No single supplier accounted for as much as 10% of purchases in fiscal 2015 and 2014.

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

Our presence in China, Germany, France, the Netherlands, Singapore, India, Hong Kong, Philippines, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and agricultural protection products are readily accessible. We are able to offer our customers competitive pricing, continuity of supply, and quality control. Highly experienced staff, many of whom are technically trained, enable Aceto to meet individual customer needs. Our marketing, sales, regulatory and technical professionals possess an intimate knowledge of worldwide sources of supply and product applications, as well as statutory and technical requirements. Many of our professionals are respected leaders in their industry, bringing 25 or more years of experience to customer applications. This longevity has fostered confidence and loyalty among customers and suppliers.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On April 30, 2014, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. During fiscal 2015, PACK was fully integrated with Rising and is now part of Rising’s operations in New Jersey. We believe that the acquisition of PACK by Rising has advanced Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The strategically important and complementary business combination of PACK with our Rising business further increased the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubled the size of our development pipeline of new generic products.

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

Pharmaceutical Ingredients

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe. Additionally, as the pressure to lower the overall cost of healthcare increases, and the prices of generic drugs continue to be competitive, Aceto has focused on, and works very closely with our customers to develop new API opportunities to provide alternative, more economical, second-source options for existing generic drugs. By leveraging our worldwide sourcing, regulatory and quality assurance capabilities, we provide to generic drug manufacturers an alternative, economical source for existing API products.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. Historically, pharmaceutical manufacturers have had one source for the intermediates needed to produce their products. As manufacturers find their margins under pressure due to increased competition and government controls they continue to look for ways to reduce costs. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards adhered to by their current commercial products.

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

According to a July 15, 2015 Federal Reserve Statistical Release, in the second quarter of calendar year 2015, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 10.4%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Other products are used in sugar cane, rice, corn, fruit and nut growing applications. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world. Over the past several years, we have successfully brought a number of products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 30, 2015, the total crop acreage planted in the United States in 2015 remained relatively flat at 326 million acres compared to 327 million acres in 2014. The number of peanut acres planted in 2015 increased 18% from 2014 levels while sugarcane acreage harvested increased 3% from 2014. In addition, the potato acreage harvested in 2015 rose approximately 1% from the 2014 level.

Research and Development Expenses

Research and development expenses (R&D) represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. R&D expenses during fiscal years 2015, 2014 and 2013 were $5,942, $5,222 and $2,834 respectively.

Long-lived Assets

Long-lived assets, excluding property held for sale, by geographic region as of June 30, 2015, 2014 and 2013 were as follows:

	Long-lived assets
	2015	2014	2013
United States	$152,886	$160,544	$80,870
Europe	2,544	3,458	2,684
Asia-Pacific	1,893	2,042	2,213
Total	$157,323	$166,044	$85,767

Suppliers and Customers

We purchase products from specifically approved plants and supply products to customers from plants whose products they have approved. We regularly visit our suppliers to evaluate them not only on the basis of ability to deliver satisfactory products on a timely and cost efficient basis, but also on their commitment to operate in a safe and environmentally responsible manner. During the fiscal years ended June 30, 2015 and 2014 approximately 65% and 64%, respectively, of our purchases were from Asia and approximately 12% and 14%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia. We will continue our program of regular visits to our suppliers’ plants, and will continue to educate them on the quality of product and service required by our customers. We are uniquely able to do this, as almost all of our sales representatives are technically trained (e.g. chemists, chemical engineers, biologists, pharmacologists, etc.) most with in-plant or industrial laboratory experience. Our customers include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2015, 2014 and 2013, sales made to customers in the United States totaled $369,663, $325,190 and $291,433, respectively. Sales made to customers outside the United States during fiscal years 2015, 2014 and 2013 totaled $177,288, $184,989 and $208,257, respectively, of which, approximately 62%, 59% and 62%, respectively, were to customers located in Europe. One customer accounted for 13% of net sales in fiscal 2015. No single customer accounted for as much as 10% of net sales in fiscal 2014 or 2013. No single product accounted for as much as 10% of net sales in fiscal 2015, 2014 or 2013.

Competition

The Company operates in a highly competitive business environment. We compete by offering high-quality products produced around the world by both large and small manufacturers at attractive prices. Because of our long standing relationships with many suppliers as well as our sourcing operations in both China and India, we are able to ensure that any given product is manufactured at a facility that can meet the regulatory requirements for that product. For the most part, we store our inventory of chemical-based products in public warehouses strategically located throughout the United States, Europe, and Asia, and we can therefore fill our customer orders on a timely basis. We have developed ready access to key purchasing, research, and technical executives of our customers and suppliers. This allows us to ensure that when necessary, sourcing decisions can be made quickly. We will also continue to search for new products, as well as for new sources for products where we feel our existing sources have lapsed in either product or delivery quality, and/or have failed to meet the needs of our customers or markets.

Environmental and Regulatory

We are subject to extensive regulation by federal, state and local agencies in the countries in which we do business. Of particular importance is the FDA in the U.S. It has jurisdiction over testing, safety, effectiveness, manufacturing, labeling, marketing, advertising and post-marketing surveillance of our Human Health products.

Certain of our products involve the use, storage and transportation of toxic and hazardous materials. The Company’s operations are subject to extensive laws and regulations relating to the storage, handling, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We have designed safety procedures to comply with the standards prescribed by federal, state and local regulations. We promote the use of environmentally friendly recyclable packaging by our suppliers. We endeavor to meet our customers’ packaging requirements. We only use warehouses and carriers approved to handle chemicals and that have appropriate permits and licenses.

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

Employees

At June 30, 2015, we had 270 employees, none of whom were covered by a collective bargaining agreement.

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

Our financial condition and operating results are directly related to our ability to compete in the intensely competitive global pharmaceutical and chemical markets. We face intense competition from global and regional distributors of pharmaceutical and chemical products, many of which are large pharmaceutical and chemical manufacturers as well as distributors. Many of these companies have substantially greater resources than us, including, among other things, greater financial, marketing and distribution resources. We cannot assure you that we will be able to compete successfully with any of these companies. In addition, increased competition could result in price reductions, reduced margins and loss of market share for our products, all of which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

Our distribution operations of finished dosage form generic drugs and APIs are subject to the risks of the generic pharmaceutical industry.

The ability of our business to provide consistent, sequential quarterly growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales. Net selling prices of generic drugs typically decline over time, sometimes dramatically, as additional generic pharmaceutical companies receive approvals and enter the market for a given generic product and competition intensifies. When additional versions of one of our generic products enter the market, we generally lose market share and our selling prices and margins on that product decline.

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

If brand pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;
•	using the Citizen Petition process to request amendments to FDA standards;

•	seeking changes to U.S. Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards;
•	attaching patent extension amendments to non-related federal legislation; and
•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing.

If brand pharmaceutical companies are successful in limiting the use of generic products through these or other means, our sales may decline. A material decline in product sales could have material adverse effects on our reputation, business, financial condition, operating results and cash flows.

Our policies regarding returns, allowances and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. Under these arrangements, from time to time we give our customers credits on our generic products that our customers already hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we could reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers.

A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances and chargebacks will not exceed our estimates.

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

Any interruption in the supply or increase in the cost of ingredients or other materials provided by single or limited source suppliers could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, marketing and pricing laws. We are also subject to Medicaid and other government reporting and payment obligations that are highly complex and somewhat ambiguous. Violations of these laws and reporting obligations are punishable by criminal and/or civil sanctions and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid. The recent healthcare reform legislation made several changes to the federal anti-kickback statute, false claims laws, and health care fraud statute such as increasing penalties and making it easier for the government to bring sanctions against pharmaceutical companies. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and negatively impact our financial results. Further, if there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

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

From time to time we may need to rely on licenses to proprietary technologies, which may be difficult or expensive to obtain.

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs' investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company's results of operations in a particular reporting period is not currently known.

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

The marketing, distribution and use of pharmaceutical and chemical products involve substantial risk of product liability claims. We could be held liable if any product we or our partners develop or distribute causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or for which we are not indemnified, may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign businesses conducting business in China. While the trend of legislation over the last 20 plus years has significantly enhanced the protection of foreign businesses in China, there can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect China’s government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which could materially adversely affect our business, financial condition, operating results and cash flows.

A significant portion of our outsourcing has been shifted to India. As such, we are exposed to the risks inherent to operating in India including, among others, (1) a highly competitive labor market for skilled workers which may result in significant increases in labor costs as well as shortages of qualified workers in the future, and (2) the possibility that the U.S. federal government or the European Union may enact legislation which may disincentivize customers from producing in their local countries which would reduce the demand for the services we provide in India and could materially adversely affect our business, financial condition, operating results and cash flows.

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

We have a significant amount of debt.

We have a $137,000 credit facility of which $107,000 was outstanding at June 30, 2015. This facility expires in April 2019. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our business depends on the free flow of products and services through the channels of commerce worldwide. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2015 and 2014, approximately 33% and 36%, respectively of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries. In addition, in fiscal year 2015, approximately 65% and 12% of our purchases came from Asia and Europe, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including, among other things:

•	quarterly fluctuations in our operating income and earnings per share results
•	technological innovations or new product introductions by us or our competitors
•	economic conditions
•	tariffs, duties and other trade barriers including, among other things, anti-dumping duties
•	disputes concerning patents or proprietary rights
•	changes in earnings estimates and market growth rate projections by market research analysts
•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock/units and the grant or exercise of stock options from time to time
•	sales of common stock by existing security holders
•	loss of key personnel
•	securities class actions or other litigation

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2010, we purchased a building in Port Washington, New York, which is the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2015, had an outstanding balance of $3,157.

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

We also lease office space in Hamburg, Germany; Düsseldorf, Germany; Heemskerk, the Netherlands; Paris, France; Lyon, France, Singapore and the Philippines. These offices are used for sales and administrative purposes.

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.” The following table states the fiscal year 2015 and 2014 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW
FISCAL YEAR 2015
First Quarter	$22.75	$16.52
Second Quarter	23.23	18.11
Third Quarter	22.64	19.21
Fourth Quarter	25.97	18.03

FISCAL YEAR 2014
First Quarter	$17.29	$13.87
Second Quarter	25.24	14.98
Third Quarter	25.25	17.51
Fourth Quarter	23.78	16.65

Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2015. Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2014. Cash dividends of $0.055 per common share were paid in September, December, March and June of fiscal year 2013.

As of September 8, 2015, there were 266 holders of record of our common stock.

28,231,432 shares of our common stock were held by the nominee of the Depository Trust Company, the country’s principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

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

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, and the Peer Group on June 30, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2010

ASSUMES DIVIDEND REINVESTMENT

FISCAL YEAR ENDING JUNE 30, 2015

	Aceto Corporation	S&P 500 Index	Peer Group
June 30, 2010	100	100	100
June 30, 2011	120	131	158
June 30, 2012	166	138	173
June 30, 2013	261	166	221
June 30, 2014	345	207	259
June 30, 2015	474	222	297

Item 6. Selected Financial Data

(In thousands, except per-share amounts)

Fiscal years ended June 30,	2015	2014	2013	2012	2011

Net sales	$546,951	$510,179	$499,690	$444,388	$412,428
Operating income	56,333	44,272	34,416	25,366	16,550
Net income	33,483	29,000	22,328	16,981	8,968

At year end

Working capital	$185,310	$157,831	$128,393	$118,328	$115,429
Total assets	489,774	467,984	323,430	299,280	311,665
Long-term liabilities (including long-term debt)	110,563	115,877	38,883	57,636	67,658
Shareholders’ equity	254,211	233,584	194,640	168,003	160,821

Income per common share
Basic income per common share from net income	$1.17	$1.04	$0.83	$0.64	$0.35
Diluted income per common share from net income	$1.14	$1.02	$0.81	$0.63	$0.34
Cash dividends per common share	$0.24	$0.24	$0.22	$0.20	$0.20

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

We are reporting net sales of $546,951 for the year ended June 30, 2015, which represents a 7.2% increase from the $510,179 reported in the comparable prior year. Gross profit for the year ended June 30, 2015 was $135,434 and our gross margin was 24.8% as compared to gross profit of $114,703 and gross margin of 22.5% in the comparable prior year. Our selling, general and administrative costs (“SG&A”) for the year ended June 30, 2015 increased to $73,159 from $65,209 which we reported in the prior year. Our net income increased to $33,483, or $1.14 per diluted share, compared to net income of $29,000, or $1.02 per diluted share in the prior year.

Our financial position as of June 30, 2015, remains strong, as we had cash, cash equivalents and short-term investments of $37,436, working capital of $185,310 and shareholders’ equity of $254,211.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. During fiscal 2015, PACK was fully integrated with Rising and is now part of Rising’s operations in New Jersey. We believe that the acquisition of PACK by Rising has advanced Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The strategically important and complementary business combination of PACK with our Rising business further increased the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubled the size of our development pipeline of new generic products.

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

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

As the use of generic drugs has grown significantly over the years, we believe Aceto’s presence in this market also increased, both domestically and internationally. We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future generisizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, ensure they meet the highest standards of quality to comply with regulations. The generic pharmaceutical company will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a robust pipeline of APIs poised to reach commercial levels, both in the United States and Europe. Additionally, as the pressure to lower the overall cost of healthcare increases, and the prices of generic drugs continue to be competitive, Aceto has focused on, and works very closely with our customers to develop new API opportunities to provide alternative, more economical, second-source options for existing generic drugs. By leveraging our worldwide sourcing, regulatory and quality assurance capabilities, we provide to generic drug manufacturers an alternative, economical source for existing API products.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. These are the critical components of all drugs, whether they are already on the market or currently undergoing clinical trials. Faced with significant economic pressures as well as ever-increasing regulatory barriers, the innovative drug companies look to Aceto as a source for high quality intermediates. Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. Historically, pharmaceutical manufacturers have had one source for the intermediates needed to produce their products. As manufacturers find their margins under pressure due to increased competition and government controls they continue to look for ways to reduce costs. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high level standards adhered to by their current commercial products.

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

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the global generic agricultural industry by providing superior quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Other products are used in sugar cane, rice, corn, fruit and nut growing applications. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.

Over the past several years, we have successfully brought a number of products to market. In addition, we have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward.

We believe the Company’s business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, Aceto’s global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

•	factors that affect our business

•	our earnings and costs in the periods presented

•	changes in earnings and costs between periods

•	sources of earnings

•	the impact of these factors on our overall financial condition

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2015. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2015, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

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

In addition, upon each sale of finished dosage form generics, estimates of rebates, chargebacks, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions. We have the experience and access to relevant information that we believe are necessary to reasonably estimate the amounts of such deductions from gross revenues. These deductions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to us at the time of accrual. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

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

Partnered Products

We have various products which we have entered into collaborative arrangements with certain pharmaceutical companies. As a result of these arrangements, we share profits on sales of these products, which are included in cost of sales. The shared profits are settled on a quarterly basis. For each of the fiscal years 2015, 2014 and 2013, there was approximately $51,352, $26,972 and $22,769 respectively, of shared profits included in cost of sales, related to these collaborative arrangements.

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

As of June 30, 2015, we had current net deferred tax assets of $2,050 and non-current net deferred tax assets of $9,906. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

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

Results of Operations

Fiscal Year Ended June 30, 2015 Compared to Fiscal Year Ended June 30, 2014

	Net Sales by Segment Year ended June 30,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$225,263	41.2%	$160,217	31.4%	$65,046	40.6%
Pharmaceutical Ingredients	149,296	27.3	176,425	34.6	(27,129)	(15.4)
Performance Chemicals	172,392	31.5	173,537	34.0	(1,145)	(0.7)

Net sales	$546,951	100.0%	$510,179	100.0%	$36,772	7.2%

	Gross Profit by Segment Year ended June 30,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$75,749	33.6%	$48,496	30.3%	$27,253	56.2%
Pharmaceutical Ingredients	26,683	17.9	36,615	20.8	(9,932)	(27.1)
Performance Chemicals	33,002	19.1	29,592	17.1	3,410	11.5

Gross profit	$135,434	24.8%	$114,703	22.5%	$20,731	18.1%

Net Sales

Net sales increased $36,772, or 7.2%, to $546,951 for the year ended June 30, 2015, compared with $510,179 for the prior year. We reported sales increases in our Human Health business while our Performance Chemicals and Pharmaceutical Ingredients business segments declined from the prior year.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $65,046 for the year ended June 30, 2015, to $225,263, which represents a 40.6% increase over net sales of $160,217 for the prior year, largely driven by an increase in sales of Rising products of $80,919 due to the PACK acquisition, as well as new generic product launches during the past two years and price increases on certain products. In addition, net sales were favorably impacted by a change in estimate for product returns due to the most recent returns experience. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, which is included in our Human Health segment. This increase was offset by a $15,873 decline in sales of nutritional products, sold both domestically and abroad due to soft reorders resulting from high customer inventory levels, as well as increased competition. Our nutritional business also saw a decline of $2,264 in royalty income for the year ended June 30, 2015 on the sale of certain proprietary ingredients.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $27,129 for the year ended June 30, 2015, to $149,296, which represents a 15.4% decrease from net sales of $176,425 for the prior year. The primary reason for the decrease is due to a decline in sales of domestic APIs due to large reorders of a customer-launched API that occurred in the first and second quarters of fiscal 2014. Although we had two small orders for this product in fiscal 2015, the customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we do not expect to see the same volume of business as we did in fiscal 2014 for this product. In addition, domestic sales of APIs decreased due to a drop in reorders of two existing products. International sales of pharmaceutical ingredient products declined by $8,476 primarily due to an unfavorable impact from the strong U.S. dollar compared to the Euro. Of our three business segments, the Pharmaceutical Ingredients business has the largest proportion of its business in the Euro zone.

Performance Chemicals

Net sales for the Performance Chemicals segment remained relatively flat at $172,392 for the year ended June 30, 2015, representing a decrease of $1,145 or 0.7%, from net sales of $173,537 for the prior year.

Gross Profit

Gross profit increased $20,731 or 18.1% to $135,434 (24.8% of net sales) for the year ended June 30, 2015, as compared to $114,703 (22.5% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $75,749 for the year ended June 30, 2015 increased $27,253, or 56.2%, over the prior year. The gross margin of 33.6% was higher than the prior year’s gross margin of 30.3%. The increase in gross profit and gross margin in the Human Health segment relates to the addition of PACK, the acquisition that occurred on April 30, 2014, sales volume increase related to product launches that occurred in the past two years and price increases on certain products. This increase is offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease, as well as a drop in royalty income. In addition, wholesalers and retail drug chains have undergone significant consolidation, therefore gross margin in our generic business has been adversely affected by this consolidation in the industry.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2015 for the Pharmaceutical Ingredients business decreased by $9,932 or 27.1% over the prior year. The gross margin of 17.9% was also lower than the prior year’s gross margin of 20.8%. The decrease in both gross profit and gross margin is predominantly the result of the decline in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $33,002 for the year ended June 30, 2015, versus $29,592 for the prior year, an increase of $3,410, or 11.5%. The gross margin at 19.1% for the year ended June 30, 2015 was also higher than the prior year’s gross margin of 17.1%. The increase in gross profit and gross margin is primarily due to increased sales volume of agricultural, dye, pigment and miscellaneous intermediates as well as a favorable product mix on these specialty chemical items. In addition, the rise in gross profit and gross margin is due to a fungicide used to prevent disease on pecan crops, which is sold by our agricultural protection products business.

Selling, General and Administrative Expenses

SG&A increased $7,950, or 12.2%, to $73,159 for the year ended June 30, 2015 compared to $65,209 for the prior year. As a percentage of sales, SG&A increased from 12.8% to 13.4% for the year ended June 30, 2015 versus the prior year. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had approximately $10,158 of SG&A related to PACK during the year ended June 30, 2015, of which $4,790 of amortization expense related to acquired intangible assets, compared to $2,352 of SG&A for PACK in the prior year. In addition, we recorded $350 related to the UPL litigation settlement, as well as $1,618 environmental remediation charge related to Arsynco and $612 for separation and relocation costs during the year ended June 30, 2015. SG&A also included $3,468 reversal of contingent consideration related to the PACK acquisition. There was also a rise in SG&A due to increased payroll and fringe benefits due to additional hiring and annual salary increases and increased stock-based compensation expense. The SG&A for the prior year included $1,874 of transaction costs related to acquisitions, which did not occur in fiscal 2015.

Research and Development Expenses

Research and development expenses (“R&D”) increased $720 or 13.8% to $5,942 for the year ended June 30, 2015 compared to $5,222 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

Fiscal 2015 operating income was $56,333 compared to $44,272 in the prior year, an increase of $12,061 or 27.2%.

Interest Expense

Interest expense was $3,954 for the year ended June 30, 2015, an increase of $1,854 from the prior year. The increase is primarily due to higher average loan balance outstanding during the year ended June 30, 2015, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

Interest and Other Income, Net

Interest and other income, net was $1,486 for the year ended June 30, 2015, a decrease of $1,016 from the prior year, primarily due to increases in unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the year ended June 30, 2015 increased to 37.8% compared to 35.1% for the prior year. The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2015.

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

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $8,427 for the year ended June 30, 2014, to $176,425, which represents a 4.6% decrease from net sales of $184,852 for the prior year. The primary reason for the decrease is due to a $13,407 decline in sales of APIs sold internationally, primarily from one of our European subsidiaries, as well as a decrease of $3,695 in sales of intermediates which represent key components used in the manufacture of certain drug products. These decreases were offset in part by an increase in sales of domestic APIs of $8,675 due to large reorders of a recently launched API during the twelve months ended June 30, 2014, as well as reorders of existing products.

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

Human Health

Human Health’s gross profit of $48,496 for the year ended June 30, 2014 increased $9,190, or 23.4%, over the prior year. The gross margin of 30.3% remained unchanged from the prior year. The increase in gross profit in the Human Health segment related to increased sales volume of Rising products and the addition of PACK, the acquisition that occurred on April 30, 2014, as well as increased royalty income earned on certain nutritional products.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2014 for the Pharmaceutical Ingredients business increased by $5,248 or 16.7% over the prior year. The gross margin of 20.8% was also higher than the prior year’s gross margin of 17.0%. The increase in both gross profit and gross margin was predominantly the result of the increase in the sales volume of reorders of a certain API that occurred in the first and second quarters of fiscal 2014, which typically yielded a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $29,592 for the year ended June 30, 2014, versus $27,598 for the prior year, an increase of $1,994, or 7.2%. The gross margin at 17.1% for the year ended June 30, 2014 was also higher than the prior year’s gross margin of 14.9%. The increase in both gross profit and gross margin was due to a favorable product mix on Specialty Chemical products sold abroad due to reduced volume on lower margin products and positive product mix on certain sprout inhibitors, which are agricultural protection products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) increased $4,188, or 6.9%, to $65,209 for the year ended June 30, 2014 compared to $61,021 for the prior year. As a percentage of sales, SG&A increased from 12.2% to 12.8% for the year ended June 30, 2014 versus the prior year. The primary reasons for the increase in SG&A were $1,874 of transaction costs related to acquisitions completed during the fiscal year, increased payroll and fringe benefits of $1,908 due to additional hiring and annual salary increases and increased stock-based compensation expense of $1,368 due to increased financial and stock performance. In addition, we incurred separation and relocation costs of $1,370 for certain employees of our European and U.S. subsidiaries, as well as employees of PACK. On April 30, 2014, Rising acquired 100% of the issued and outstanding membership interests of PACK, thus we had two months of SG&A for PACK, including approximately $3,030 of SG&A, of which approximately $800 of amortization expense related to acquired intangible assets. The SG&A for fiscal 2013 included $3,244 additional accrued contingent consideration related to the Rising acquisition, which did not occur in fiscal 2014.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2015, we had $34,020 in cash, of which $23,773 was outside the United States, $3,416 in short-term investments, all of which is held outside the United States and $110,157 in long-term debt (including the current portion), all of which is in the United States. Working capital was $185,310 at June 30, 2015 compared to $157,831 at June 30, 2014. The $23,773 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2015 decreased $8,877 from the amount at June 30, 2014. Operating activities for the year ended June 30, 2015 provided cash of $8,343 for this period, as compared to cash provided of $25,056 for the comparable period. The $8,343 was comprised of $33,483 in net income and $11,385 derived from adjustments for non-cash items less a net $36,525 decrease from changes in operating assets and liabilities. The non-cash items included $11,849 in depreciation and amortization expense, $3,468 reversal of contingent consideration in connection with the PACK acquisition, $1,761 of earnings on an equity investment in a joint venture, $1,874 for deferred income taxes, $1,618 environmental remediation charge related to Arsynco and $4,537 in non-cash stock compensation expense. Trade accounts receivable increased $44,181 during the year ended June 30, 2015, predominantly due to an increase in sales from the fourth quarter of 2014 of Rising products, which typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains, as well as the addition of PACK, which historically has had longer payment terms, causing an increase in days sales outstanding. We expect days sales outstanding to stabilize in fiscal 2016 as compared to 2015. Other receivables increased $5,644 due primarily to the timing of domestic income taxes paid as we are anticipating a tax refund of U.S. income taxes at this time, as well as remediation activity with BASF in connection with Arsynco and increase in value added taxes receivables for our France subsidiary. Accounts payable increased by $8,133 due to timing of payments processed at the end of the year. Accrued expenses and other liabilities increased $1,816 primarily due to an increase in price concessions and partnered products liabilities related to increased sales from Rising. This increase in accrued expenses and other liabilities is offset by timing of income tax payments. Distributions from a joint venture provided cash of $2,022.

Our cash position at June 30, 2014 increased $9,666 from the amount at June 30, 2013. Operating activities for the year ended June 30, 2014 provided cash of $25,056 for this period, as compared to cash provided of $25,476 for the comparable period. The $25,056 was comprised of $29,000 in net income and $6,148 derived from adjustments for non-cash items less a net $10,092 decrease from changes in operating assets and liabilities. The non-cash items included $8,091 in depreciation and amortization expense, $2,024 of earnings on an equity investment in a joint venture, $3,083 for the deferred income taxes provision and $3,156 in non-cash stock compensation expense. Trade accounts receivable increased $19,400 during the year ended June 30, 2014, due predominantly to an increase in sales in the 2014 fourth quarter as compared to the fourth quarter of fiscal 2013, as well as an increase in days sales outstanding, particularly on our international sales. Inventories increased by approximately $7,764 and accounts payable increased by approximately $5,216 due primarily to an increase in inventories on hand for Rising as this subsidiary had increased orders for an existing product, as well as a build-up of inventory for a new product. In addition, both of our Netherlands and Germany subsidiaries had increased inventory on-hand for nutritional products due to anticipated fiscal 2015 sales. The rise in inventories was also due to purchases of agricultural protection products as a result of a ramp-up in orders for products that were shipped in the first quarter of fiscal 2015 as well as build up for lead-time for our herbicide product for sugar cane. Accrued expenses and other liabilities increased $8,868 due to an increase in price concessions and partnered products liabilities related to increased sales from Rising. Distributions from a joint venture provided cash of $1,810. Our cash position at June 30, 2013 increased $8,369 from the amount at June 30, 2012. Operating activities for the year ended June 30, 2013 provided cash of $25,476 as compared to cash provided of $14,981 for the comparable 2012 period. The $25,476 was comprised of $22,328 in net income, $7,946 derived from adjustments for non-cash items and a net $4,798 decrease from changes in operating assets and liabilities.

Investing activities for the year ended June 30, 2015 used cash of $4,901 for purchases of property and equipment, intangible assets and investments. Investing activities for the year ended June 30, 2014 used cash of $86,633, primarily from $86,140 of payments for net assets of businesses acquired and $1,891 for purchases of property and equipment and intangible assets. This use of cash was partially offset by cash received of $1,506 from the sale of investments. Investing activities for the year ended June 30, 2013 used cash of $3,196, primarily related to the purchases of investments of $2,698 and payments for intangible assets and property and equipment of $2,527, offset by proceeds received upon sale of investments of $2,029.

Financing activities for the year ended June 30, 2015 used cash of $8,245 primarily from $14,344 of repayment of bank borrowings, $6,964 payment of cash dividends, $4,500 payment of contingent consideration to the former owners of Rising, as well as $3,500 deferred consideration paid to these former owners. This use of cash was offset by bank borrowings of $19,000, proceeds of $1,273 received from the exercise of stock options and $790 of excess income tax benefit on stock option exercises and restricted stock. Financing activities for the year ended June 30, 2014 provided cash of $70,533 primarily from bank borrowings of $114,145, proceeds of $3,655 received from the exercise of stock options and $1,752 of excess income tax benefit on stock option exercises and restricted stock. This was offset by the use of cash of $40,713 for the repayment of bank borrowings, $1,500 of deferred consideration to the sellers of Rising and $6,806 payment of cash dividends. Financing activities for the year ended June 30, 2013 used cash of $14,306 primarily from $23,696 of repayment of bank borrowings and $6,016 of payment of cash dividends. In addition, the Company paid $1,470 of deferred consideration to the sellers of Rising. This use of cash was offset by bank borrowings of $10,000 and $6,257 proceeds received from exercise of stock options.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At June 30, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,391, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010. On June 25, 2015, Aceto entered into Amendment No. 1 to its Credit Agreement dated April 30, 2014 (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement increased the aggregate revolving commitment (the “Revolving Commitment”) under the existing credit facility from $60,000 to $75,000. Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $75,000 under the Revolving Commitment. The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Amended Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Amended Credit Agreement) or (iii) a combination thereof. As of June 30, 2015, the Company borrowed Revolving Loans aggregating $45,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.03% to 2.41% at June 30, 2015. The Amended Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as (i) an Adjusted LIBOR Loan, (ii) an Alternate Base Rate Loan, or (iii) a combination thereof. The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of June 30, 2015, the remaining amount outstanding under the amortizing Term Loan is $62,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.03% at June 30, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Amended Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At June 30, 2015, we had utilized $107,021 in bank loans and letters of credit, leaving $29,979 of this facility unused. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Amended Credit Agreement provides for a security interest in all of our personal property. The Amended Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at June 30, 2015.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of June 30, 2015 is $28,625. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2015 is $2,375.

Working Capital Outlook

Working capital was $185,310 at June 30, 2015, compared to $157,831 at June 30, 2014. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as make payments to various task force groups, which could approximate $1,785 through fiscal 2016.

In September 2014, Rising purchased three ANDAs from Par Pharmaceutical, Inc. The purchase price included $750 paid at closing plus up to $5,500 based upon FDA approval of two of the products and launch milestones for all three products. It is anticipated that an additional approximately $1,900 in development, inventory and other deal costs will be expended in connection with the transaction.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of June 30, 2015, we had accrued $783 related to this contingent consideration.

In accordance with the Rising acquisition, the purchase agreement, as amended, provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. In December 2014, March 2015 and June 2015, we made payments of $1,500 of contingent consideration. As of June 30, 2015, we had accrued $1,480 related to this contingent consideration, which will be paid by September 2015.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $8,084 towards remediation of the property in fiscal 2016.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2015, we had no significant obligations for capital expenditures.

At June 30, 2015, contractual cash obligations and other commercial commitments were as follows:

Contractual Obligations	Payments Due and/or Amount of Commitment (Expiration per Period)

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt obligations (a)	$110,157	$10,197	$28,394	$69,394	$2,172

Operating leases	4,051	1,334	1,962	543	212

Commercial letters of credit	21	21	-	-	-

Standby letters of credit	561	561	-	-	-

Unconditional purchase obligations	62,159	62,159	-	-	-

Total	$176,949	$74,272	$30,356	$69,937	$2,384

(a) Long-term debt obligations are comprised of various loans. Interest is not included in the above table as the majority of the debt is variable in nature. As of June 30, 2015, interest on these variable loans ranged from 2.03% to 2.41%.

Other significant commitments and contingencies include the following:

1.	A subsidiary of ours markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,785 through fiscal 2016, of which $0 has been accrued as of June 30, 2015 and June 30, 2014.

2.	We, together with our subsidiaries are subject to various claims which have arisen in the normal course of business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. While we have determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

3.	The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of June 30, 2015 and 2014, a liability of $11,079 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2015, $1,618 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on our financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2015 and 2014 is $4,985 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

4.	In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

5.	In fiscal years 2011, 2009, 2008 and 2007, we received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment. The State had begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from us for our share to remediate the site contamination. Although we acknowledge that we shipped materials to the site for formulation over twenty years ago, we believe that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believe that, at most, it is a de minimis contributor to the site contamination. Accordingly, we believe that the settlement offer is unreasonable. Management believes that the ultimate outcome of this matter will not have a material adverse effect on our financial condition or liquidity.

6.	In accordance with the Rising acquisition, the purchase agreement, as amended, provides for the payment of additional contingent consideration equal to one-half of the three year cumulative Rising earnings before interest, taxes, depreciation and amortization in excess of $32,100, up to a maximum of $6,000. In December 2014, March 2015 and June 2015, we made payments of $1,500 of contingent consideration. As of June 30, 2015, we had accrued $1,480 related to this contingent consideration, which will be paid in September 2015.

7.	In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of June 30, 2015, we had accrued $783 related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

Impact of New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adopting this guidance.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $3,416 at June 30, 2015 and $746 at June 30, 2014. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2015, we had foreign currency contracts outstanding that had a notional amount of $51,252. At June 30, 2014, our outstanding foreign currency contracts had a notional amount of $42,755. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2015, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On June 30, 2015, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of June 30, 2015, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,440. On June 30, 2014, such potential loss amounted to $8,246. Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of June 30, 2015 is $28,625 and as of June 30, 2014 was $26,750. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2015 is $2,375 and as of June 30, 2014 was $8,250. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2015, is $338 and as of June 30, 2014 was $437. Our interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2015, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2015, was effective.

Our internal control over financial reporting as of June 30, 2015, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aceto Corporation:

We have audited Aceto Corporation’s internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015 and our report dated September 11, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
September 11, 2015

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

The following table states certain information with respect to our equity compensation plans at June 30, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	397,000	$7.28	1,363,000

Equity compensation plans not approved by security holders	-	-	-
Total	397,000	$7.28	1,363,000

Item 13. Certain Relationships and Related Transactions and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Restated Certificate of Incorporation of Aceto Corporation, (incorporated by reference to Appendix A to our Definitive Additional Materials on Schedule 14A filed on November 19, 2013).

3.2	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

10.4	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.10	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12	Amended and Restated Credit Agreement among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13	Amended and Restated Revolving Credit Note made payable by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc. to the order of JPMorgan Chase Bank, N.A., dated April 23, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.14	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.15	Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

10.16	Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 20, 2010).

10.17	Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Sun Acquisition Corp. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2011).

10.18	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.19	Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.20	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.21	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.22	Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.23	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.24	Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.25	Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.26	Amendment No. 3, dated as of May 3, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.27	Amendment No. 4, dated as of June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.28	Amendment No. 5, dated as of June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.29	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.30	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.33	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.34	Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.35	Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.36	Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.37	Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.38	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.39	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.40	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.41	Amendment No. 6, dated as of December 31, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.42	Seventh Amendment, dated as of March 14, 2013 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.43	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.44	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.45	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.46	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.47	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.48	Eighth Amendment, dated as of March 21, 2014 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.49	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.50	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.51	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.52	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.53	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.54	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.55	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.56	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.57	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.58	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.59	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.60	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.61	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.62	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.63	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.64	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

ACETO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2015 and 2014	50

Consolidated statements of income for the years ended June 30, 2015, 2014 and 2013	51

Consolidated statements of comprehensive income for the years ended June 30, 2015, 2014 and 2013	52

Consolidated statements of cash flows for the years ended June 30, 2015, 2014 and 2013	53

Consolidated statements of shareholders’ equity for the years ended June 30, 2015, 2014 and 2013	54

Notes to consolidated financial statements	55

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2015 and 2014 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2015. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

September 11, 2015

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2015 AND 2014 (in thousands, except per-share amounts)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$34,020	$42,897
Investments	3,416	746
Trade receivables: less allowance for doubtful accounts (2015, $691; 2014; $517)	161,521	122,694
Other receivables	10,611	5,288
Inventory	95,596	100,683
Prepaid expenses and other current assets	3,096	3,556
Deferred income tax asset, net	2,050	490
Total current assets	310,310	276,354

Property and equipment, net	10,456	11,573
Property held for sale	6,574	5,848
Goodwill	67,870	66,516
Intangible assets, net	78,997	87,955
Deferred income tax asset, net	9,972	11,605
Other assets	5,595	8,133

TOTAL ASSETS	$489,774	$467,984

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,197	$8,343
Accounts payable	54,962	48,716
Accrued expenses	59,841	61,464
Total current liabilities	125,000	118,523

Long-term debt	99,960	97,158
Long-term liabilities	7,542	11,634
Environmental remediation liability	2,995	7,079
Deferred income tax liability	66	6
Total liabilities	235,563	234,400

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000 shares authorized; 29,147 and 28,772 shares issued and outstanding at June 30, 2015 and 2014, respectively	292	288
Capital in excess of par value	93,807	87,156
Retained earnings	167,208	140,768
Accumulated other comprehensive (loss) income	(7,096)	5,372
Total shareholders’ equity	254,211	233,584

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$489,774	$467,984

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013 (in thousands, except per-share amounts)

	2015	2014	2013

Net sales	$546,951	$510,179	$499,690
Cost of sales	411,517	395,476	401,419
Gross profit	135,434	114,703	98,271

Selling, general and administrative expenses	73,159	65,209	61,021
Research and development expenses	5,942	5,222	2,834
Operating income	56,333	44,272	34,416

Other (expense) income:
Interest expense	(3,954)	(2,100)	(2,122)
Interest and other income, net	1,486	2,502	2,256
	(2,468)	402	134

Income before income taxes	53,865	44,674	34,550
Provision for income taxes	20,382	15,674	12,222
Net income	$33,483	$29,000	$22,328

Basic income per common share	$1.17	$1.04	$0.83

Diluted income per common share	$1.14	$1.02	$0.81

Weighted average shares outstanding:
Basic	28,731	28,001	27,050
Diluted	29,247	28,563	27,450

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands)

	2015	2014	2013

Net income	$33,483	$29,000	$22,328

Other comprehensive (loss) income:
Foreign currency translation adjustments	(12,354)	2,609	1,447
Change in fair value of interest rate swaps	99	(179)	169
Defined benefit plans	(213)	40	(33)

Comprehensive income	$21,015	$31,470	$23,911

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013 (in thousands)

	2015	2014	2013

Operating activities:
Net income	$33,483	$29,000	$22,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,849	8,091	6,944
Provision for doubtful accounts	484	8	409
Stock compensation	4,537	3,156	1,788
Deferred income taxes	(1,874)	(3,083)	(2,649)
Earnings on equity investment in joint venture	(1,761)	(2,024)	(1,790)
Contingent consideration	(3,468)	-	3,244
Environmental remediation charge	1,618	-	-
Changes in assets and liabilities:
Trade receivables	(44,181)	(19,400)	(14,985)
Other receivables	(5,644)	1,353	(2,685)
Inventory	(229)	(7,764)	1,632
Prepaid expenses and other current assets	304	(232)	(694)
Other assets	1,254	57	610
Accounts payable	8,133	5,216	(3,228)
Accrued expenses and other liabilities	1,816	8,868	12,807
Distributions from joint venture	2,022	1,810	1,745
Net cash provided by operating activities	8,343	25,056	25,476
Investing activities:
Payment for net assets of businesses acquired	-	(86,140)	-
Purchases of investments	(2,720)	(108)	(2,698)
Sales of investments	-	1,506	2,029
Payments for intangible assets	(1,564)	(746)	(1,505)
Purchases of property and equipment, net	(617)	(1,145)	(1,022)
Net cash used in investing activities	(4,901)	(86,633)	(3,196)

Financing activities:
Proceeds from exercise of stock options	1,273	3,655	6,257
Excess income tax benefit on stock option exercises and restricted stock	790	1,752	619
Payment of cash dividends	(6,964)	(6,806)	(6,016)
Payment of deferred consideration	(3,500)	(1,500)	(1,470)
Payment of contingent consideration	(4,500)	-	-
Borrowings of bank loans	19,000	114,145	10,000
Repayment of bank loans	(14,344)	(40,713)	(23,696)
Net cash (used in) provided by financing activities	(8,245)	70,533	(14,306)

Effect of foreign exchange rate changes on cash	(4,074)	710	395

Net (decrease) increase in cash and cash equivalents	(8,877)	9,666	8,369
Cash and cash equivalents at beginning of period	42,897	33,231	24,862
Cash and cash equivalents at end of period	$34,020	$42,897	$33,231

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED JUNE 30, 2015, 2014 AND 2013 (in thousands, except per-share amounts)

					Accumulated Other Comprehensive Income (Loss)
			Capital in Excess of Par Value	Retained Earnings		Total
	Common Stock
	Shares	Amount
Balance at June 30, 2012	26,937	$269	$64,071	$102,344	$1,319	$168,003
Net income	-	-	-	22,328	-	22,328
Foreign currency translation adjustments	-	-	-	-	1,447	1,447
Defined benefit plans, net of tax of $16	-	-	-	-	(33)	(33)
Change in fair value of interest rate swaps	-	-	-	-	169	169
Stock issued pursuant to employee stock incentive plans	9	-	82	-	-	82
Issuance of restricted stock, including dividends and net of forfeitures	145	2	(2)	-	-	-
Dividends declared ($0.22 per share)	-	-	-	(6,057)	-	(6,057)
Share-based compensation	-	-	1,777	-	-	1,777
Exercise of stock options	740	7	6,298	-	-	6,305
Tax benefit from employee stock incentive plans	-	-	619	-	-	619
Balance at June 30, 2013	27,831	$278	$72,845	$118,615	$2,902	$194,640

Net income	-	-	-	29,000	-	29,000
Foreign currency translation adjustment	-	-	-	-	2,609	2,609
Defined benefit plans, net of tax of $19	-	-	-	-	40	40
Change in fair value of interest rate swaps	-	-	-	-	(179)	(179)
Stock issued pursuant to employee stock incentive plans	7	-	93	-	-	93
Issuance of restricted stock, including dividends and net of forfeitures	282	3	(3)	-	-	-
Stock issued in connection with the PACK acquisition	260	3	5,682	-	-	5,685
Dividends declared ($0.24 per share)	-	-	-	(6,847)	-	(6,847)
Share-based compensation	-	-	3,136	-	-	3,136
Exercise of stock options	392	4	3,651	-	-	3,655
Tax benefit from employee stock incentive plans	-	-	1,752	-	-	1,752
Balance at June 30, 2014	28,772	$288	$87,156	$140,768	$5,372	$233,584

Net income	-	-	-	33,483	-	33,483
Foreign currency translation adjustment	-	-	-	-	(12,354)	(12,354)
Defined benefit plans, net of tax of $100	-	-	-	-	(213)	(213)
Change in fair value of interest rate swaps	-	-	-	-	99	99
Stock issued pursuant to employee stock incentive plans	5	-	77	-	-	77
Issuance of restricted stock, including dividends and net of forfeitures	224	2	(2)	-	-	-
Dividends declared ($0.24 per share)	-	-	-	(7,043)	-	(7,043)
Share-based compensation	-	-	4,515	-	-	4,515
Exercise of stock options	146	2	1,271	-	-	1,273
Tax benefit from employee stock incentive plans	-	-	790	-	-	790
Balance at June 30, 2015	29,147	$292	$93,807	$167,208	$(7,096)	$254,211

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, regulatory support, quality assurance, marketing, sales and distribution of finished dosage form generics, nutraceutical products, pharmaceutical intermediates and active ingredients, agricultural protection products and specialty chemicals used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries.

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2015 and June 30, 2014 is $58 and $383, respectively, of restricted cash.

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

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

Accumulated Other Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income as of June 30, 2015 and 2014 are as follows:

	2015	2014
Cumulative foreign currency translation adjustments	$(6,488)	$5,866
Fair value of interest rate swaps	(338)	(437)
Defined benefit plans, net of tax	(270)	(57)
Total	$(7,096)	$5,372

The foreign currency translation adjustments for the year ended June 30, 2015 primarily relates to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2015. Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2014. Cash dividends of $0.055 per common share were paid in September, December, March and June of fiscal year 2013. On September 10, 2015, the Company’s board of directors declared a regular quarterly dividend of $0.06 per share to be distributed on October 2, 2015 to shareholders of record as of September 21, 2015.

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

In addition, upon each sale of finished dosage form generics, estimates of rebates, chargebacks, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. These deductions are primarily estimated based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. The Company regularly reviews the information related to these estimates and adjust its reserves accordingly, if and when actual experience differs from previous estimates.

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2015, 2014 and 2013:

	2015	2014	2013

Weighted average shares outstanding	28,731	28,001	27,050

Dilutive effect of stock options and restricted stock awards and units	516	562	400

Diluted weighted average shares outstanding	29,247	28,563	27,450

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

There were 424 common equivalent shares outstanding as of June 30, 2013 that were not included in the calculation of diluted income per common share because their effect would have been anti-dilutive.

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

The components of property and equipment were as follows:

	June 30, 2015	June 30, 2014	Estimated useful life (years)
Machinery and equipment	$401	$907	3-7
Leasehold improvements	1,065	1,114	Shorter of asset life or lease term
Computer equipment and software	5,233	5,348	3-5
Furniture and fixtures	2,472	2,488	5-10
Automobiles	185	171	3
Building	8,682	8,692	20
Land	1,970	1,983	-
	20,008	20,703
Accumulated depreciation and amortization	9,552	9,130
	$10,456	$11,573

Property held for sale represents land and land improvements of $6,574 and $5,848 at June 30, 2015 and 2014, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $1,571, $1,430 and $1,315 for the years ended June 30, 2015, 2014, and 2013 respectively.

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment”, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. The Company adopted ASU 2011-08 in fiscal 2013 and thus performed a qualitative assessment in fiscal 2014.

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

Management believes it is prudent to minimize the risk caused by foreign currency fluctuation. Management minimizes the currency risk on its foreign currency receivables and payables by purchasing foreign currency contracts (futures) with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Since futures are purchased for the amount of the foreign currency receivable or for the amount of foreign currency needed to pay for specific purchase orders, and the futures mature on the due date of the related foreign currency vendor invoices or customer receivables, the Company believes that it eliminates risks relating to foreign currency fluctuation. The Company takes delivery of all futures to pay suppliers in the appropriate currency. The gains or losses for the changes in the fair value of the foreign currency contracts are recorded in cost of sales (sales) and offset the gains or losses associated with the impact of changes in foreign exchange rates on trade payables (receivables) denominated in foreign currencies. Senior management and members of the financial department continually monitor foreign currency risks and the use of this derivative instrument.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

(3) Business Combinations

PACK Pharmaceuticals, LLC

On April 30, 2014, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The Company believes that the acquisition of PACK by Rising has advanced Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising have very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The purchase price was approximately $91,596, which was comprised of the issuance of 260 shares of Aceto common stock, valued at $5,685, and a cash payment of approximately $85,911. The purchase agreement also provided for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of June 30, 2015 and 2014, the Company accrued $783 and $3,797 respectively, related to this contingent consideration. In the fourth quarter of fiscal 2015, the Company reversed $3,468 of contingent consideration due to management’s evaluation and assessment of the performance-based targets. The $3,468 reversal is included in selling, general and administrative expenses in the accompanying Consolidated Statement of Income for the fiscal year ended June 30, 2015. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

Other

On December 10, 2013, the Company acquired all of the outstanding stock of a company in France which has been accounted for as a business combination. The impact of this business combination on the Company’s consolidated balance sheet as of June 30, 2014 and its consolidated statement of income for the year ended June 30, 2014 was not material.

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2015		June 30, 2014
	Fair Value	Cost Basis	Fair Value	Cost Basis

Held to Maturity Investments
Time deposits	$3,416	$3,393	$746	$700

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At June 30, 2015, the Company had foreign currency contracts outstanding that had a notional amount of $51,252. Unrealized losses on hedging activities for the years ended June 30, 2015, 2014, and 2013, amounted to $703, $40 and $160, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The remaining balance of this derivative as of June 30, 2015 is $28,625. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The remaining balance of this derivative as of June 30, 2015 is $2,375. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at June 30, 2015, is $338. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

As of June 30, 2015 and 2014, the Company had $1,480 and $5,694, respectively, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising, which was completed during fiscal 2011. In addition, as of June 30, 2015 and 2014,the Company had $783 and $3,797 of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $359 and $413, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. The contingent consideration was calculated using the present value of a probability weighted income approach.

Changes in contingent consideration during 2015 and 2014 are as follows:

Balance as of June 30, 2013	$5,346
Acquisitions	4,124
Accrued interest expense	438
Change in foreign currency exchange rate	(4)
Balance as of June 30, 2014	9,904
Reversal of fair value of liability-PACK	(3,468)
Payments	(4,500)
Accrued interest expense	765
Change in foreign currency exchange rate	(79)
Balance as of June 30, 2015	$2,622

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2015 and 2014:

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$6,376	-	$6,376
Investments:
Time deposits	-	3,416	-	3,416

Foreign currency contracts-assets (1)	-	119	-	119
Foreign currency contracts-liabilities (2)	-	767	-	767
Derivative liability for interest rate swap (3)	-	338	-	338
Contingent consideration (4)	-	-	$2,622	2,622

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(3)	$13 included in “Accrued expenses” and $325 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(4)	$1,480 included in “Accrued expenses” and $1,142 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

	Fair Value Measurements at June 30, 2014 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$1,372	-	$1,372
Investments:
Time deposits	-	746	-	746

Foreign currency contracts-assets (5)	-	87	-	87
Foreign currency contracts-liabilities (6)	-	128	-	128
Derivative liability for interest rate swap (7)	-	437	-	437
Contingent consideration (8)	-	-	$9,904	9,904

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2014.
(8)	$4,500 included in “Accrued expenses” and $5,404 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2014.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

(6) Goodwill and Other Intangible Assets

As of June 30, 2015 and June 30, 2014, there was goodwill of $67,870 and $66,516, respectively.

Changes in the Company’s goodwill during 2015 and 2014 are as follows:

Balance as of June 30, 2013	$33,526
Acquisitions	32,944
Changes in foreign currency exchange rates	46
Balance as of June 30, 2014	66,516
Measurement period adjustments	1,578
Changes in foreign currency exchange rates	(224)
Balance as of June 30, 2015	$67,870

The 2014 balance includes $32,722 related to the PACK acquisition which occurred on April 30, 2014 and is part of the Human Health reportable segment.

Intangible assets subject to amortization as of June 30, 2015 and 2014 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2015
Customer relationships	$21,664	$6,013	$15,651
Trademarks	1,868	1,756	112
Product rights and related intangibles	73,261	16,410	56,851
License agreements	6,037	4,568	1,469
EPA registrations and related data	12,800	8,683	4,117
Technology-based intangibles	155	118	37
	$115,785	$37,548	$78,237

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2014
Customer relationships	$22,292	$4,782	$17,510
Trademarks	1,886	1,711	175
Product rights and related intangibles	72,626	10,146	62,480
License agreements	5,938	3,642	2,296
EPA registrations and related data	11,969	7,469	4,500
Technology-based intangibles	155	96	59
	$114,866	$27,846	$87,020

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

As of June 30, 2015 and June 30, 2014, the Company also had $760 and $935, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. The change in trademarks with indefinite lives is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

Amortization expense for intangible assets subject to amortization amounted to $10,278, $6,662 and $5,629 for the years ended June 30, 2015, 2014 and 2013, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ended June 30, 2016 through June 30, 2021 are as follows: 2016: $10,259; 2017: $9,509; 2018: $8,713; 2019: $8,231; 2020: $7,752 and 2021 and thereafter: $33,773.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2015 and 2014 were as follows:

	2015	2014
Accrued compensation	$6,942	$7,940
Accrued environmental remediation costs-current portion	8,084	1,828
Reserve for price concessions	35,965	24,884
Accrued income taxes payable	-	6,403
Other accrued expenses	8,850	20,409
	$59,841	$61,464

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of June 30, 2015 and 2014, a liability of $11,079 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2015, $1,618 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2015 and 2014 is $4,985 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

(9) Debt

Long-term debt

	June 30,
	2015	2014

Revolving bank loans	$45,000	$32,000
Term bank loans	62,000	70,000
Mortgage	3,157	3,355
Other	-	146
	110,157	105,501
Less current portion	10,197	8,343
	$99,960	$97,158

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK, Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010. On June 25, 2015, Aceto entered into Amendment No. 1 to its Credit Agreement dated April 30, 2014 (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement increased the aggregate revolving commitment (the “Revolving Commitment”) under the existing credit facility from $60,000 to $75,000. Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $75,000 under the Revolving Commitment. The Revolving Commitment provides for (i) Adjusted LIBOR Loans (as defined in the Amended Credit Agreement), (ii) Alternate Base Rate Loans (as defined in the Amended Credit Agreement) or (iii) a combination thereof. As of June 30, 2015, the Company borrowed Revolving Loans aggregating $45,000 which loans are Adjusted LIBOR Loans at interest rates ranging from 2.03% to 2.41% at June 30, 2015. The Amended Credit Agreement also allows for the borrowing up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as (i) an Adjusted LIBOR Loan, (ii) an Alternate Base Rate Loan, or (iii) a combination thereof. The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of June 30, 2015, the remaining amount outstanding under the amortizing Term Loan is $62,000 and is payable as an Adjusted LIBOR Loan at an interest rate of 2.03% at June 30, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Term Loan is payable as to principal in nineteen consecutive quarterly installments, which commenced on September 30, 2014 and will continue on each December 31, March 31, and June 30 thereafter, each in the amount set forth below opposite the applicable installment, provided that the final payment on the Term Loan Maturity Date (as defined in the Amended Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Term Loan:

Installment	Amount

1 through 4	$2,000
5 through 8	$2,500
9 through 12	$3,000
13 through 16	$4,000
17 through 19	$6,000

As such, the Company has classified $10,000 of the Term Loan as short-term in the consolidated balance sheet at June 30, 2015. The Amended Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $21 and $105 at June 30, 2015 and June 30, 2014 respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Amended Credit Agreement provides for a security interest in all of our personal property. The Amended Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at June 30, 2015.

The Company has available lines of credit with foreign financial institutions. At June 30, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,391. At June 30, 2014, the Company had available lines of credit with foreign financial institutions totaling $8,798. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at a fixed rate of 5.0% at June 30, 2015, 2014 and 2013. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $107,000 in bank loans and $21 in letters of credit leaving an unused facility of $37,370 at June 30, 2015. At June 30, 2014 the Company had $102,146 in bank loans and $251 in letters of credit leaving an unused facility of $36,693.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of June 30, 2015 and matures on June 30, 2021.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2016	$10,197
2017	12,197
2018	16,197
2019	69,197
2020	197
Thereafter	2,172
$110,157

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

As of June 30, 2015, there were 1,349 and 14 shares of common stock available for grant under the 2010 and 2007 Plans, respectively.

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

The following summarizes the shares of common stock under options for all plans at June 30, 2015, 2014 and 2013, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2012	1,815	$8.47
Granted	-	-
Exercised	(740)	8.43
Forfeited (including cancelled options)	(115)	9.55
Balance at June 30, 2013	960	$8.36
Granted	-	-
Exercised	(392)	9.34
Forfeited (including cancelled options)	(17)	6.58
Balance at June 30, 2014	551	$7.72
Granted	-	-
Exercised	(146)	8.74
Forfeited (including cancelled options)	(8)	10.94
Balance at June 30, 2015	397	$7.28	$6,894
Options exercisable at June 30, 2015	397	$7.28	$6,894

The total intrinsic value of stock options exercised during the years ended June 30, 2015, 2014 and 2013 was approximately $1,713, $3,607 and $2,047, respectively. At June 30, 2015, outstanding options had expiration dates ranging from January 2016 to December 2021.

There were no stock options granted in fiscal years 2015, 2014 or 2013.

Under the 2010 Plan, 2002 Plan and the 1998 Plan, compensation expense is recorded for the market value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2015, 2014 and 2013, restricted stock awarded and premium shares vested of 5, 7 and 9 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $77, $93 and $82, respectively. The related non-cash compensation expense related to the vesting of premium shares during the year was $22, $20 and $11 in fiscal 2015, 2014 and 2013, respectively. Additionally, non-cash compensation expense of $21, $207 and $324 was recorded in fiscal 2015, 2014 and 2013, respectively, relating to stock option grants, which is included in selling, general and administrative expenses.

The following summarizes the non-vested stock options at June 30, 2015 and the activity with respect to non-vested options for the year ended June 30, 2015:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2014	61	$2.06
Granted	-	-
Vested	(61)	2.06
Forfeited	-	-
Non-vested at June 30, 2015	-	-

During the year ended June 30, 2015, the Company granted 165 shares of restricted common stock to its employees that vest over three years and 12 shares of restricted common stock to its non-employee directors, which vest over approximately one year as well as 67 restricted stock units that have varying vest dates through August 2016. In addition, the Company also issued a target grant of 116 performance-vested restricted stock units, which grant could be as much as 203 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

For the years ended June 30, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $4,494, $2,929, and $1,453, respectively, which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $5,605 at June 30, 2015 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.6 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2015, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	562	$13.00
Granted	360	17.06
Vested	(209)	10.37
Forfeited	(25)	16.24
Non-vested at June 30, 2015	688	$15.81

(11) Interest and Other Income

Interest and other income during fiscal 2015, 2014 and 2013 was comprised of the following:

	2015	2014	2013
Dividends	$233	$257	$228
Interest	282	237	185
Foreign government subsidies received	22	38	17
Joint venture equity earnings	1,761	2,024	1,790
Foreign currency losses	(1,065)	(102)	(105)
Rental income	151	144	82
Miscellaneous income	102	(96)	59
	$1,486	$2,502	$2,256

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and the Company accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2015	2014	2013
Domestic operations	$48,276	$30,884	$21,181
Foreign operations	5,589	13,790	13,369
	$53,865	$44,674	$34,550

The components of the provision for income taxes are as follows:

	2015	2014	2013
Federal:
Current	$18,393	$12,720	$9,428
Deferred	(1,357)	(2,728)	(2,011)
State and local:
Current	1,526	1,547	1,568
Deferred	189	(113)	(628)
Foreign:
Current	2,337	4,490	3,875
Deferred	(706)	(242)	(10)
	$20,382	$15,674	$12,222

Income taxes payable, which is included in accrued expenses, was $0 and $6,403 at June 30, 2015 and 2014, respectively.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2015 and 2014 are presented below:

	2015	2014
Deferred tax assets:
Accrued deferred compensation	$3,025	$2,970
Accrual for sales deductions not currently deductible	6,388	5,901
Additional inventoried costs for tax purposes	262	236
Allowance for doubtful accounts receivable	132	87
Depreciation and amortization	6,899	6,074
Accrual for payments to former senior management and other personnel related costs	29	126
Contingent consideration	286	1,313
Foreign deferred tax assets	1,201	477
Domestic net operating loss carryforwards	132	158
Foreign net operating loss carryforwards	678	857
Total gross deferred tax assets	19,032	18,199
Valuation allowances	(810)	(1,015)
	18,222	17,184

Deferred tax liabilities:
Foreign deferred tax liabilities	(66)	(6)
Goodwill	(6,117)	(4,627)
Accrued environmental remediation liabilities not currently deductible	(39)	(216)
Other	(44)	(246)
Total gross deferred tax liabilities	(6,266)	(5,095)

Net deferred tax assets	$11,956	$12,089

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

The following table shows the current and non current deferred tax assets (liabilities) at June 30, 2015 and 2014:

	2015	2014
Current deferred tax assets, net	$2,050	$490
Non-current deferred tax assets, net	9,972	11,605
Current deferred tax liabilities	-	-
Non current deferred tax liabilities	(66)	(6)
Net deferred tax assets	$11,956	$12,089

The net change in the total valuation allowance for the year ended June 30, 2015 was a decrease of $205. The net change in the total valuation allowance for the year ended June 30, 2014 was an increase of $57. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. Management is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years if carryback is permitted and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2015, the Company will need to generate future taxable income of approximately $32,600.

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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $99,825 at June 30, 2015 since substantially all of these earnings are expected to be indefinitely reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments The Company intends to indefinitely reinvest the remaining undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities, net of unrecognized foreign tax credits, is not practical to calculate because of the complexity of this hypothetical calculation resulting in various methods available, each with different U.S. tax consequences.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2015, 2014 and 2013 follows:

	2015	2014	2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	2.4	2.5	3.0
Decrease (increase) in valuation allowance	0.4	(0.1)	-
Foreign tax rate differential	(0.9)	(1.1)	(2.1)
Other	0.9	(1.2)	(0.5)
Effective tax rate	37.8%	35.1%	35.4%

The Company operates in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2015 and June 30, 2014. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2011 (in the case of certain foreign tax returns, fiscal year 2010).

(13) Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2015, 2014 and 2013 was as follows:

	2015	2014	2013
Interest	$3,954	$2,100	$2,122
Income taxes, net of refunds	$25,459	$14,645	$11,054

The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2015 and 2014 of $726 and $1,790, respectively, related to capitalized environmental remediation costs and property held for sale and $1,578 measurement period adjustments to goodwill during the year ended June 30, 2015. In connection with the acquisition of PACK, the Company issued shares of Aceto common stock with a fair market value of $5,685 which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2014.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company’s annual contribution per employee, which is at management’s discretion, is based on a percentage of the employee’s compensation. The Company’s provision for these defined contribution plans amounted to $1,849, $1,474 and $1,725 in fiscal 2015, 2014 and 2013, respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements. The accrued pension liability as of June 30, 2015 was $926. The accrued pension liability as of June 30, 2014 was $700. Net periodic pension costs, which consists principally of interest cost and service cost was $53 in fiscal 2015, $80 in fiscal 2014 and $73 in fiscal 2013. The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 1.6%, 3.0% and 3.4% and a compensation increase rate of 0.0%, 0.0% and 1.7% were used in determining the actuarial present value of benefit obligations as of June 30, 2015, 2014 and 2013, respectively.

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

As of June 30, 2015, the Company recorded a liability under the Plans of $2,974 (of which $2,855 is included in long-term liabilities and $119 is included in accrued expenses) and an asset (included in other assets) of $2,550, primarily representing the cash surrender value of policies owned by the Company. As of June 30, 2014, the Company recorded a liability under the Plans of $3,068 (of which $2,816 is included in long-term liabilities and $252 is included in accrued expenses) and an asset (included in other assets) of $2,703, primarily representing the cash surrender value of policies owned by the Company.

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

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers. The Company had open letters of credit of approximately $21 and $251 as of June 30, 2015 and 2014, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, the Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. At June 30, 2015, two customers approximated 40% and 21%, respectively, of net trade accounts receivable. At June 30, 2014, two customers approximated 16% and 13%, respectively, of net trade accounts receivable.

One customer accounted for 13% of net sales in fiscal 2015. No single customer accounted for as much as 10% of net sales in fiscal 2014 or 2013. No single product accounted for as much as 10% of net sales in fiscal 2015, 2014 or 2013.

During the fiscal years ended June 30, 2015, 2014 and 2013, approximately 65%, 64% and 68%, respectively, of the Company’s purchases came from Asia and approximately 12%, 14% and 13%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $57,161 and $47,097, respectively at June 30, 2015. Net assets located in Europe and Asia approximated $69,129 and $45,668, respectively at June 30, 2014.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2015, the Company has outstanding purchase obligations totaling $62,159 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of June 30, 2015 and 2014, a liability of $11,079 and $8,907, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2015, $1,618 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2015 and 2014 is $4,985 and $4,008, respectively, which is included in the accompanying consolidated balance sheets.

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry’s Creek; any such claim with respect to Berry’s Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the “NJDEP Litigation”) and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,785 through fiscal 2016, of which $0 has been accrued as of June 30, 2015 and June 30, 2014, respectively.

The Company leases office facilities in the United States, the Netherlands, Germany, France, Singapore and the Philippines expiring at various dates between October 2014 and June 2021.

At June 30, 2015, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2016	$1,334
2017	1,211
2018	751
2019	314
2020	229
Thereafter	212
$4,051

Total rental expense amounted to $1,567, $1,576 and $1,269 for fiscal 2015, 2014 and 2013, respectively.

(17) Related Party Transactions

The Company has purchased inventory and incurred product development costs from a company that was partially owned by two former executive officers. In addition, Aceto purchases product development costs from an affiliate of this company that was partially owned by the two former executive officers. Payments to these two related companies approximated $5,932, $6,252 and $3,839 in fiscals 2015, 2014 and 2013, respectively.

During fiscal 2015, 2014 and 2013, the Company purchased inventory from its joint venture in the amount of $3,204, $2,808 and $2,635, respectively.

(18) Other Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis.” ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, The Company is currently evaluating the impact of adopting this guidance.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$225,263	$149,296	$172,392	$-	$546,951
Gross profit	75,749	26,683	33,002	-	135,434
Income before income taxes	35,152	8,697	14,289	(4,273)	53,865

2014
Net sales	$160,217	$176,425	$173,537	$-	$510,179
Gross profit	48,496	36,615	29,592	-	114,703
Income before income taxes	19,710	17,557	13,273	(5,866)	44,674

2013
Net sales	$129,667	$184,852	$185,171	$-	$499,690
Gross profit	39,306	31,367	27,598	-	98,271
Income before income taxes	17,276	13,294	10,400	(6,420)	34,550

Net sales and gross profit by source country for the years ended June 30, 2015, 2014 and 2013 were as follows:

	Net Sales			Gross Profit
	2015	2014	2013	2015	2014	2013
United States	$407,101	$355,715	$326,247	$111,734	$82,573	$68,964
Germany	69,889	84,024	92,053	14,660	22,614	19,688
Netherlands	14,656	14,869	14,513	1,325	1,581	1,693
France	27,976	29,412	38,475	3,634	4,182	4,608
Asia-Pacific	27,329	26,159	28,402	4,081	3,753	3,318
Total	$546,951	$510,179	$499,690	$135,434	$114,703	$98,271

Sales generated from the United States to foreign countries amounted to $38,295, $31,156 and $36,976 for the fiscal years ended June 30, 2015, 2014 and 2013, respectively.

Long-lived assets by geographic region as of June 30, 2015 and June 30, 2014 were as follows:

	Long-lived assets
	2015	2014
United States	$152,886	$160,544
Europe	2,544	3,458
Asia-Pacific	1,893	2,042
Total	$157,323	$166,044

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2015, 2014 AND 2013

(in thousands, except per-share amounts)

(20) Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2015 and 2014.

	For the quarter ended
Fiscal year ended June 30, 2015	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015(1)
Net sales	$130,803	$123,765	$145,796	$146,587
Gross profit	27,651	30,019	36,598	41,166
Net income	4,828	6,608	8,411	13,636

Net income per diluted share	$0.17	$0.23	$0.29	$0.46

	For the quarter ended
Fiscal year ended June 30, 2014	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014
Net sales	$129,261	$116,508	$124,830	$139,580
Gross profit	33,734	26,984	24,963	29,022
Net income	11,335	6,755	5,356	5,554

Net income per diluted share	$0.40	$0.24	$0.19	$0.19

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1)Includes pretax items consisting of $1,618 environmental remediation charge in connection with Arsynco, $3,468 reversal of contingent consideration related to the PACK acquisition and $3,497 change in estimate for product returns.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2015, 2014 and 2013 (dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2015
Allowance for doubtful accounts	$517	$484	-	$310	(a)	$691
Year ended June 30, 2014
Allowance for doubtful accounts	$1,294	$8	-	$785	(a)	$517
Year ended June 30, 2013
Allowance for doubtful accounts	$887	$409	-	$2	(a)	$1,294

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

Date: September 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Salvatore Guccione	President and Chief Executive Officer	09-11-15
Salvatore Guccione	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	09-11-15
Douglas Roth	Chief Financial Officer
(Principal Financial and
Accounting Officer)

/s/ Albert L. Eilender	Chairman	09-11-15
Albert L. Eilender

/s/Hans C. Noetzli	Director	09-11-15
Hans C. Noetzli

/s/William N. Britton	Director	09-11-15
William Britton

/s/ Natasha Giordano	Director	09-11-15
Natasha Giordano

/s/Alan G. Levin	Director	09-11-15
Alan G. Levin

/s/ Daniel Yarosh	Director	09-11-15
Daniel Yarosh

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Restated Certificate of Incorporation of Aceto Corporation, (incorporated by reference to Appendix A to our Definitive Additional Materials on Schedule 14A filed on November 19, 2013).

3.2	Aceto Corporation By-Laws, adopted December 1, 2011 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated December 5, 2011).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

10.4	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.10	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12	Amended and Restated Credit Agreement among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp., Arsynco Inc. and JPMorgan Chase Bank, N.A., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13	Amended and Restated Revolving Credit Note made payable by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc. to the order of JPMorgan Chase Bank, N.A., dated April 23, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.14	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.15	Severance Agreement between Leonard S. Schwartz and Aceto Corporation, dated as of December 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2009).

10.16	Aceto Corporation, et al $40,000,000 Senior Secured Revolving Credit Facility, $40,000,000 Senior Secured Term Loan Facility Commitment Letter (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 20, 2010).

10.17	Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Sun Acquisition Corp. and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated January 5, 2011).

10.18	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.19	Employment Agreement, dated as of October 12, 2010, between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, dated October 18, 2010).

10.20	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.21	Separation Agreement by and between Aceto Corporation and Vincent G. Miata (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 17, 2011).

10.22	Employment Agreement, dated as of the 29th day of February, 2012, by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 1, 2012).

10.23	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.24	Amendment, dated as of February 18, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.37 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.25	Amendment No. 2, dated as of March 15, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.38 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

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

10.27	Amendment No. 4, dated as of June 29, 2011 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.28	Amendment No. 5, dated as of June 28, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, ACCI Realty Corp., Aceto Pharma Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.41 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.29	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 3, 2012).

10.30	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 3, 2012).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated July 3, 2012).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated July 3, 2012).

10.33	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.34	Change in Control Agreement by and between Aceto Corporation and Charles Alaimo, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.47 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.35	Change in Control Agreement by and between Aceto Corporation and Raymond Bartone, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.48 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.36	Change in Control Agreement by and between Aceto Corporation and Steven Rogers dated as of July 2, 2012 (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.37	Change in Control Agreement by and between Aceto Corporation and Nicholas Shackley, dated as of July 2, 2012 (incorporated by reference to Exhibit 10.50 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2012).

10.38	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.39	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.40	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.41	Amendment No. 6, dated as of December 31, 2012 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.4 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.42	Seventh Amendment, dated as of March 14, 2013 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2013).

10.43	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.44	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.45	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.46	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.47	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.48	Eighth Amendment, dated as of March 21, 2014 to the Credit Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., ACCI Realty Corp., Arsynco Inc., Aceto Realty LLC, Rising Pharmaceuticals and JPMorgan Chase Bank, N.A. as Administrative Agent for Lenders (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.49	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.50	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.51	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.52	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.53	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.54	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.55	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.56	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.57	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.58	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.59	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.60	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.61	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.62	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.63	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.64	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

