Form 10-Q
period 2015-09-30
ACETO CORP
filed 2015-11-06
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

Commission file number 000-04217

ACETO CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-1720520
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4 Tri Harbor Court, Port Washington, NY 11050
(Address of principal executive offices) (Zip Code)

(516) 627-6000
(Registrant's telephone number, including area code)

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

Yes ☐ No ☒

The registrant had 29,502,043 shares of common stock outstanding as of November 2, 2015.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets – September 30, 2015 (unaudited) and June 30, 2015

Condensed Consolidated Statements of Income – Three Months Ended September 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Comprehensive Income – Three Months Ended September 30, 2015 and 2014 (unaudited)

Condensed Consolidated Statements of Cash Flows – Three Months Ended September 30, 2015 and 2014 (unaudited)

Notes to Condensed Consolidated Financial Statements (unaudited)

Report of Independent Registered Public Accounting Firm

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

Signatures

Exhibits

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,830	$34,020
Investments	2,392	3,416
Trade receivables, less allowance for doubtful accounts (September 30, 2015, $690; June 30, 2015, $691)	167,925	161,521
Other receivables	10,102	10,611
Inventory	90,302	95,596
Prepaid expenses and other current assets	4,267	3,096
Deferred income tax asset, net	1,581	2,050
Total current assets	307,399	310,310

Property and equipment, net	10,357	10,456
Property held for sale	6,574	6,574
Goodwill	67,883	67,870
Intangible assets, net	82,745	78,997
Deferred income tax asset, net	9,946	9,972
Other assets	5,742	5,595

TOTAL ASSETS	$490,646	$489,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$197	$10,197
Accounts payable	49,280	54,962
Accrued expenses	55,683	59,841
Total current liabilities	105,160	125,000

Long-term debt	109,911	99,960
Long-term liabilities	7,690	7,542
Environmental remediation liability	2,678	2,995
Deferred income tax liability	32	66
Total liabilities	225,471	235,563

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 40,000 shares authorized; 29,488 and 29,147 shares issued and outstanding at September 30, 2015 and June 30, 2015, respectively	295	292
Capital in excess of par value	96,314	93,807
Retained earnings	174,745	167,208
Accumulated other comprehensive loss	(6,179)	(7,096)
Total shareholders’ equity	265,175	254,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$490,646	$489,774

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,
	2015	2014

Net sales	$133,500	$130,803
Cost of sales	98,919	103,152
Gross profit	34,581	27,651

Selling, general and administrative expenses	17,633	18,283
Research and development expenses	1,430	745
Operating income	15,518	8,623

Other (expense) income:
Interest expense	(754)	(1,036)
Interest and other income, net	219	58
	(535)	(978)

Income before income taxes	14,983	7,645
Provision for Income taxes	5,685	2,817
Net income	$9,298	$4,828

Basic income per common share	$0.32	$0.17
Diluted income per common share	$0.32	$0.17

Weighted average shares outstanding:
Basic	28,983	28,618
Diluted	29,392	29,178

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

4

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three Months Ended September 30,
	2015	2014

Net income	$9,298	$4,828

Other comprehensive income:
Foreign currency translation adjustments	1,066	(4,475)
Change in fair value of interest rate swaps	(149)	252

Comprehensive income	$10,215	$605

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three Months Ended September 30,
	2015	2014
Operating activities:
Net income	$9,298	$4,828
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,089	3,029
Provision for doubtful accounts	25	166
Non-cash stock compensation	1,467	1,129
Deferred income taxes	477	(40)
Earnings on equity investment in joint venture	(109)	(456)
Changes in assets and liabilities:
Trade accounts receivable	(6,126)	(5,894)
Other receivables	1,051	320
Inventory	5,607	6,546
Prepaid expenses and other current assets	(1,153)	(1,351)
Other assets	106	490
Accounts payable	(5,821)	(4,357)
Accrued expenses and other liabilities	(4,937)	(5,309)
Net cash provided by (used in) operating activities	2,974	(899)

Investing activities:
Purchases of investments	(16)	(1,083)
Sales of investments	1,006	-
Payments for intangible assets	(6,450)	(921)
Purchases of property and equipment, net	(312)	(225)
Net cash used in investing activities	(5,772)	(2,229)

Financing activities:
Payment of cash dividends	-	(1,741)
Proceeds from exercise of stock options	115	844
Excess tax benefit on stock option exercises and restricted stock	820	513
Payment of contingent consideration	(1,500)	-
Borrowings of bank loans	10,500	5,000
Repayment of bank loans	(10,549)	(2,196)
Net cash (used in) provided by financing activities	(614)	2,420

Effect of exchange rate changes on cash	222	(1,520)

Net decrease in cash	(3,190)	(2,228)
Cash and cash equivalents at beginning of period	34,020	42,897
Cash and cash equivalents at end of period	$30,830	$40,669

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statement of Cash Flows during the three months ended September 30, 2015 of $1,745 related to dividends declared but not paid.

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2015.

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

During the three months ended September 30, 2015, the Company granted 208 shares of restricted common stock to its employees that vest over three years and 46 restricted stock units that have varying vest dates through August 2016. In addition, the Company also issued a target grant of 142 performance-vested restricted stock units, which grant could be as much as 248 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $1,462 and $1,103, respectively, related to restricted common stock and restricted stock units. As of September 30, 2015, the total unrecognized compensation cost related to restricted stock awards and units is approximately $12,531.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(3) Common Stock

On September 10, 2015, the Company's board of directors declared a regular quarterly dividend of $0.06 per share which was paid on October 2, 2015 to shareholders of record as of September 21, 2015.

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

(4) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months ended September 30,
	2015	2014

Weighted average shares outstanding	28,983	28,618
Dilutive effect of stock options and restricted stock awards and units	409	560
Diluted weighted average shares outstanding	29,392	29,178

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(5) Debt

Long-term debt

	September 30, 2015	June 30, 2015

Revolving bank loans	$47,500	$45,000
Term bank loans	59,500	62,000
Mortgage	3,108	3,157
	110,108	110,157
Less current portion	197	10,197
	$109,911	$99,960

Credit Facilities

On April 30, 2014, and in connection with the purchase of PACK Pharmaceuticals, LLC (“PACK”), Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010. On June 25, 2015, Aceto entered into Amendment No. 1 to its Credit Agreement dated April 30, 2014 (together with the Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement increased the aggregate revolving commitment (the “Revolving Commitment”) under the existing credit facility from $60,000 to $75,000. Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $75,000 under the Revolving Commitment. The Revolving Commitment provides for (i) Eurodollar Loans (as such terms are defined in the Amended Credit Agreement), (ii) ABR Loans (as such terms are defined in the Amended Credit Agreement) or (iii) a combination thereof. As of September 30, 2015, the Company borrowed Revolving Loans aggregating $47,500 which loans are Eurodollar Loans at interest rates ranging from 1.96% to 2.41% at September 30, 2015. The Amended Credit Agreement also allows for the borrowing of up to $70,000 (the “Term Commitment”). The Term Commitment interest may be payable as (i) a Eurodollar Loan, (ii) an ABR Loan, or (iii) a combination thereof. The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK. As of September 30, 2015, the remaining amount outstanding under the amortizing Term Loan is $59,500 and is payable as a Eurodollar Loan at an interest rate of 2.08% at September 30, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Amended Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. The Company had open letters of credit of approximately $21 at September 30, 2015 and June 30, 2015 respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Amended Credit Agreement provides for a security interest in all of our personal property. The Amended Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. The Company is also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. The Company was in compliance with all covenants at September 30, 2015.

Subsequent to September 30, 2015, the Company amended its Amended Credit Agreement (see Note 10).

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of September 30, 2015 and matures on June 30, 2021.

(6) Commitments, Contingencies and Other Matters

The Company and its subsidiaries are subject to various claims which have arisen in the normal course of business. The Company provides for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, the Company reviews and evaluates its litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If the Company determines an unfavorable outcome is not probable or reasonably estimable, the Company does not accrue for a potential litigation loss. While the Company has determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what is discussed below, because the amount of the liability cannot be reasonably estimated at this time.

In fiscal years 2011, 2009, 2008 and 2007, the Company received letters from the Pulvair Site Group, a group of potentially responsible parties (PRP Group) who are working with the State of Tennessee (the State) to remediate a contaminated property in Tennessee called the Pulvair site. The PRP Group has alleged that Aceto shipped hazardous substances to the site which were released into the environment. The State has begun administrative proceedings against the members of the PRP Group and Aceto with respect to the cleanup of the Pulvair site and the PRP Group has begun to undertake cleanup. The PRP Group is seeking a settlement of approximately $1,700 from the Company for its share to remediate the site contamination. Although the Company acknowledges that it shipped materials to the site for formulation over twenty years ago, the Company believes that the evidence does not show that the hazardous materials sent by Aceto to the site have significantly contributed to the contamination of the environment and thus believes that, at most, it is a de minimis contributor to the site contamination. Accordingly, the Company believes that the settlement offer is unreasonable. Management believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's financial condition or liquidity.

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of September 30, 2015 and June 30, 2015, a liability of $10,761 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2015 and June 30, 2015 is $4,842 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

In March 2006, Arsynco received notice from the United States Environmental Protection Agency (“EPA”) of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owner of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since an amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,160 through fiscal 2016, of which $0 has been accrued as of September 30, 2015 and June 30, 2015 respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provided for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of September 30, 2015 and June 30, 2015, the Company accrued $808 and $783, respectively, related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At September 30, 2015, the Company had foreign currency contracts outstanding that had a notional amount of $53,203. Unrealized losses on hedging activities for the three months ended September 30, 2015 and 2014 was $251 and $806, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is April 30, 2019. The notional balance of this derivative as of September 30, 2015 is $29,000. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 31, 2015. The notional amount of this derivative as of September 30, 2015 is $750. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2015, is $487. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

As of September 30, 2015 and June 30, 2015, the Company had $808 and $783, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $371 and $359, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. In addition, as of June 30, 2015, the Company had $1,480, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. The Rising contingent consideration was paid in September 2015. The contingent consideration was calculated using the present value of a probability weighted income approach.

During the fourth quarter of each fiscal year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using a cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2015 and June 30, 2015:

	Fair Value Measurements at September 30, 2015 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,383	-	$6,383

Investments:
Time deposits	-	2,392	-	2,392

Foreign currency contracts-assets (1)	-	183	-	183
Foreign currency contracts-liabilities (2)	-	438	-	438
Derivative liability for interest rate swap (3)	-	487	-	487
Contingent consideration (4)	-	-	$1,179	1,179

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.
(3)	$3 included in “Accrued expenses” and $484 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.
(4)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2015.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,376	-	$6,376

Investments:
Time deposits	-	3,416	-	3,416

Foreign currency contracts-assets (5)	-	119	-	119
Foreign currency contracts-liabilities (6)	-	767	-	767
Derivative liability for interest rate swap (7)	-	338	-	338
Contingent consideration (8)	-	-	$2,622	2,622

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(7)	$13 included in “Accrued expenses” and $325 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(8)	$1,480 included in “Accrued expenses” and $1,142 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

(8) Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805); Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined. This is in contrast to existing guidance that requires retrospective adjustments to provisional amounts recognized in a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, The Company is currently evaluating the impact of adopting this guidance.

(9) Segment Information

The Company's business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Human Health - includes finished dosage form generic drugs and nutraceutical products.

Pharmaceutical Ingredients - includes pharmaceutical intermediates and active pharmaceutical ingredients (“APIs”).

Performance Chemicals - The Performance Chemicals segment is made up of two product groups: Specialty Chemicals and Agricultural Protection Products. Specialty Chemicals include a variety of chemicals used in the manufacture of plastics, surface coatings, cosmetics, textiles, fuels and lubricants perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Three Months Ended September 30, 2015 and 2014:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$57,481	$38,360	$37,659	$-	$133,500
Gross profit	20,309	6,114	8,158	-	34,581
Income (loss) before income taxes	10,503	2,099	3,544	(1,163)	14,983

2014
Net sales	$49,079	$37,977	$43,747	$-	$130,803
Gross profit	14,541	6,150	6,960	-	27,651
Income (loss) before income taxes	5,457	1,533	1,924	(1,269)	7,645

(10) Subsequent Event

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Amended Credit Agreement (see Note 5). The A&R Credit Agreement eliminates the term loan commitment and increases the aggregate revolving commitment from $75,000 to an initial aggregate revolving commitment of $150,000, which may be further increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2015 and related condensed consolidated statements of income and comprehensive income for the three-month period ended September 30, 2015 and 2014, and cash flows for the three-month periods ended September 30, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 11, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2015, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York

November 6, 2015

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE

SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws.  The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies.  Any such forward-looking statements are based on current expectations, estimates and projections of management.   We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements.  Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements.  We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based.   Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2015 and other filings.  Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $133,500 for the three months ended September 30, 2015, which represents a 2.1% increase from the $130,803 reported in the comparable prior period.  Gross profit for the three months ended September 30, 2015 was $34,581 and our gross margin was 25.9% as compared to gross profit of $27,651 and gross margin of 21.1% in the comparable prior period.  Our selling, general and administrative costs (“SG&A”) for the three months ended September 30, 2015 decreased to $17,633 from $18,283 which we reported in the prior period.  Our net income increased to $9,298, or $0.32 per diluted share, compared to net income of $4,828, or $0.17 per diluted share in the prior period.

Our financial position as of September 30, 2015 remains strong, as we had cash and cash equivalents and short-term investments of $33,222, working capital of $202,239 and shareholders’ equity of $265,175.

Our business is separated into three principal segments:  Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products.

Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under its Rising label. Rising Pharmaceuticals (“Rising”), a wholly-owned subsidiary of Aceto, leverages Aceto’s extensive past experience in supplying products to the pharmaceutical industry, and is an integral component of Aceto's strategy towards becoming a Human Health oriented company.  As part of an “asset-light” model, finished dose generic products are developed and manufactured in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. To supplement organic growth and expand its U.S. generic pharmaceuticals business, Rising acquired PACK Pharmaceuticals, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014.  During fiscal 2015, PACK was integrated with Rising and is now part of Rising’s operations in New Jersey. PACK had a very similar business model to Rising including operating in collaboration with selected pharmaceutical development and manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The development and distribution of pharmaceutical products is highly competitive. Rising and PACK compete against many established manufacturers, suppliers and distributors that have substantially greater financial and other resources. To compete effectively, the Company seeks to consistently produce high-quality, reliable and effective products, while focusing on pricing and contract terms, service levels and supplier reliability. The strategically important and complementary business combination of PACK with our Rising business further increased the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubled the size of our development pipeline of new generic products.

In this segment, Aceto also supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations.

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future genericizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, work to ensure they meet standards of quality to comply with regulations. Our client, the generic pharmaceutical company, will submit the Abbreviated New Drug Application (ANDA) for U.S. Food and Drug Administration (FDA) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto has a pipeline of APIs at various stages of development both in the United States and Europe. Additionally, as the pressure to lower the overall cost of healthcare increases, Aceto has focused on, and works very closely with our customers to develop new API opportunities to provide alternative, more economical, second-source options for existing generic drugs. By leveraging our worldwide sourcing, regulatory and quality assurance capabilities, we provide to generic drug manufacturers an alternative, economical source for existing API products.

Aceto has long been a supplier of pharmaceutical intermediates, the complex chemical compounds that are the building blocks used in producing APIs. Faced with significant economic pressures as well as ever-increasing regulatory barriers, innovative drug companies look to Aceto as a source for high quality intermediates. Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. As manufacturers find their margins under pressure, they continue to look for ways to reduce costs. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large and small pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that meet the same high level standards adhered to by their current commercial products.

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

Aceto is a major supplier to many different industrial segments that require outstanding performance from chemical raw materials and additives. We provide chemicals used in the manufacture of plastics, surface coatings, cosmetics, textiles, fuels and lubricants perform to their designed capabilities. These additive specialty products include antioxidants, photoinitiators, catalysts, curatives, brighteners and adhesion promoters.

Aceto is a supplier of chemicals to ecofriendly technologies. For example, we supply ultraviolet photo initiators which allow inks and coatings to be cured by ultraviolet light instead of solvents, as well as curing agents and optical brighteners for powder (non-solvent) coatings.

Aceto provides various specialty chemicals for the food, beverage, fragrance, paper and film industries. Aceto’s raw materials are also used in sophisticated technology products, such as high-end electronic parts (circuit boards and computer chips) and binders for specialized rocket fuels.

We also provide organic intermediates and colorants including automotive, industrial and residential coatings, dyes for textiles for both natural and synthetic fibers, FDA-approved colorants for foods and pharmaceuticals and high quality agrochemicals.

According to an October 16, 2015 Federal Reserve Statistical Release, in the third quarter of calendar year 2015, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 12.9%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. The agricultural world is dependent on a large variety of deterrent products and we believe Aceto has become a valued partner to the generic agricultural industry by providing quality functional products. One of Aceto’s most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Other products are used in sugar cane, rice, corn, cotton, fruit and nut growing applications. We work with the large agrochemical distributors to provide alternate sources for key products. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product and then file an application with the EPA for a product registration. Aceto has ongoing working relationships with manufacturers in China and India to determine which of the non-patented, or generic, agricultural protection products they produce can be effectively marketed in the Western world.  The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market as we move forward. In the National Agricultural Statistics Services release dated June 30, 2015, the total crop acreage planted in the United States in 2015 remained relatively flat at 326 million acres compared to 327 million acres in 2014.  The number of peanut acres planted in 2015 increased 18% from 2014 levels while sugarcane acreage harvested increased 3% from 2014. In addition, the potato acreage harvested in 2015 rose approximately 1% from the 2014 level.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2015 and 2014.  We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2015, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation.  We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates. Since June 30, 2015, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

	Net Sales by Segment Three months ended September 30,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$57,481	43.1%	$49,079	37.5%	$8,402	17.1%
Pharmaceutical Ingredients	38,360	28.7	37,977	29.0	383	1.0
Performance Chemicals	37,659	28.2	43,747	33.5	(6,088)	(13.9)

Net sales	$133,500	100.0%	$130,803	100.0%	$2,697	2.1%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$20,309	35.3%	$14,541	29.6%	$5,768	39.7%
Pharmaceutical Ingredients	6,114	15.9	6,150	16.2	(36)	(0.6)
Performance Chemicals	8,158	21.7	6,960	15.9	1,198	17.2

Gross profit	$34,581	25.9%	$27,651	21.1%	$6,930	25.1%

Net Sales

Net sales increased $2,697, or 2.1%, to $133,500 for the three months ended September 30, 2015, compared with $130,803 for the prior period.  We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments while our Performance Chemicals business segment declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $8,402 for the three months ended September 30, 2015, to $57,481, which represents a 17.1% increase over net sales of $49,079 for the prior period, largely driven by an increase in sales of Rising products of $7,271 due to price increases on certain products, as well as new generic product launches during the past two years. We also experienced a $1,131 increase in sales of nutritional products, sold both domestically and abroad.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment was relatively flat, when compared to the prior period. Net sales increased by $383 for the three months ended September 30, 2015, to $38,360, which represents a 1.0% increase from net sales of $37,977 for the prior period.

Performance Chemicals

Net sales for the Performance Chemicals segment was $37,659 for the three months ended September 30, 2015, representing a decrease of $6,088 or 13.9%, from net sales of $43,747 for the prior period. The primary reasons for the decrease in net sales for Performance Chemicals are a decline of $3,803 in domestic sales of agricultural, pigment and miscellaneous intermediates, as well as chemicals used in surface coatings, sold by our Specialty Chemicals business.  The Specialty Chemicals segment also experienced a drop in sales of $863 in products sold abroad.

Gross Profit

Gross profit increased $6,930 to $34,581 (25.9% of net sales) for the three months ended September 30, 2015, as compared to $27,651 (21.1% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $20,309 for the three months ended September 30, 2015 increased $5,768, or 39.7%, over the prior period. The gross margin of 35.3% was higher than the prior period’s gross margin of 29.6%.  The increase in gross profit and gross margin in the Human Health segment relates to sales volume increase related to product launches that occurred in the past two years and price increases on certain products.

Pharmaceutical Ingredients

Gross profit and gross margin for the Pharmaceutical Ingredients business remained relatively flat at $6,114 and 15.9%, respectively, for the three months ended September 30, 2015, when compared to the prior period gross profit of $6,150 and prior period gross margin of 16.2%.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $8,158 for the three months ended September 30, 2015, versus $6,960 for the prior year, an increase of $1,198, or 17.2%.  The gross margin at 21.7% for the three months ended September 30, 2015 was also higher than the prior year’s gross margin of 15.9%. The increase in gross profit is primarily due to increased sales volume of a sprout inhibitor that extends the storage life of potatoes, as well as an insecticide that controls plant bugs, both sold by our agricultural protection products segment. In addition, the increase in gross margin is due to a favorable product mix on an herbicide used on sugar cane. The Performance Chemicals segment also experienced favorable gross margin impacts due to a decline in sales of lower margin products, as well as duty refunds related to the Generalized System of Preferences, a tariff system which expired in July 2013 and was not renewed until July 2015.

Selling, General and Administrative Expenses

SG&A decreased $650, or 3.6%, to $17,633 for the three months ended September 30, 2015 compared to $18,283 for the prior period. As a percentage of sales, SG&A decreased from 14.0% to 13.2% for the three months ended September 30, 2015 versus the prior period. SG&A declined from the prior year primarily due to a $213 charge for separation and relocation costs that occurred in the first quarter of fiscal 2015, as well as a decline in provision for bad debts and travel, entertainment and automobile expenses.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $1,430 for the three months ended September 30, 2015 compared to $745 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products.   The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended September 30, 2015 operating income was $15,518 compared to $8,623 in the prior period, an increase of $6,895 or 80%.

Interest Expense

Interest expense was $754 for the three months ended September 30, 2015, a decrease of $282 or 27% from the prior period. The decrease is primarily due to a decline in LIBOR rates from the prior period.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2015 increased to 37.9% compared to 36.8% for the prior period.  The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2016.

Liquidity and Capital Resources

Cash Flows

At September 30, 2015, we had $30,830 in cash, of which $23,483 was outside the United States, $2,392 in short-term investments, all of which is held outside the United States, and $110,108 in long-term debt (including the current portion), all of which is in the United States.  Working capital was $202,239 at September 30, 2015 compared to $185,310 at June 30, 2015.  The $23,483 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2015 decreased $3,190 from the amount at June 30, 2015.  Operating activities for the three months ended September 30, 2015 provided cash of $2,974 for this period, as compared to cash used of $899 for the comparable period. The $2,974 was comprised of $9,298 in net income and $4,949 derived from adjustments for non-cash items less a net $11,273 decrease from changes in operating assets and liabilities. The non-cash items included $3,089 in depreciation and amortization expense, $109 of earnings on an equity investment in a joint venture, $477 for deferred income taxes and $1,467 in non-cash stock compensation expense. Trade accounts receivable increased $6,126 during the three months ended September 30, 2015, predominantly due to an increase in days sales outstanding at our Rising subsidiary. We expect days sales outstanding to stabilize during the remainder of fiscal 2016. Other receivables decreased $1,051 due primarily to a decrease in value added taxes receivables for our France subsidiary. Inventories decreased by $5,607 due to decreased inventories held in stock by our Rising subsidiary, as well as our domestic Specialty Chemicals business. Accounts payable decreased by $5,821 due to timing of payments processed at the end of the quarter. Accrued expenses and other liabilities decreased $4,937 due predominantly to a decrease in accrued compensation as fiscal 2015 performance award payments were made in September 2015, as well as timing of income tax payments.  Our cash position at September 30 2014 decreased $2,228 from the amount at June 30, 2014. Operating activities for the three months ended September 30, 2014 used cash of $899 for this period. The $899 was comprised of $4,828 in net income and $3,828 derived from adjustments for non-cash items less a net $9,555 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2015 used cash of $5,772. This use of cash reflects purchases of intangible assets and property and equipment of $6,762, partially offset by sales of investments in time deposits of $1,006.   In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. Investing activities for the three months ended September 30, 2014 used cash of $2,229, for purchases of property and equipment and intangible assets and investments.

Financing activities for the three months ended September 30, 2015 used cash of $614 primarily from $10,549 of repayment of bank borrowings and $1,500 payment of contingent consideration to the former owners of Rising. This use of cash was offset by bank borrowings of $10,500 and $820 of excess income tax benefit on stock option exercises and restricted stock. Financing activities for the three months ended September 30, 2014 provided cash of $2,420 primarily from bank borrowings of $5,000, proceeds of $844 received from the exercise of stock options and $513 of excess income tax benefit on stock option exercises and restricted stock. This was offset by the use of cash of $2,196 for the repayment of bank borrowings and $1,741 payment of cash dividends.

Credit Facilities

We have available credit facilities with certain foreign financial institutions.  At September 30, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,490, all of which is available for borrowing by the respective foreign territories.   We are not subject to any financial covenants under these arrangements.

On April 30, 2014, and in connection with the purchase of PACK, Aceto entered into a new Credit Agreement (the “Credit Agreement”) with three domestic financial institutions. The Credit Agreement terminated the Credit Agreement, dated December 31, 2010.  On June 25, 2015, Aceto entered into Amendment No. 1 to its Credit Agreement dated April 30, 2014 (together with the Credit Agreement, the “Amended Credit Agreement”).  The Amended Credit Agreement increased the aggregate revolving commitment (the “Revolving Commitment”) under the existing credit facility from $60,000 to $75,000.  Aceto may borrow, repay and reborrow during the period ending April 30, 2019, up to but not exceeding at any one time outstanding $75,000 under the Revolving Commitment.  The Revolving Commitment provides for (i) Eurodollar Loans (as such terms are defined in the Amended Credit Agreement), (ii) ABR Loans (as such terms are defined in the Amended Credit Agreement) or (iii) a combination thereof.   As of September 30, 2015, the Company borrowed Revolving Loans aggregating $47,500 which loans are Eurodollar Loans at interest rates ranging from 1.96% to 2.41% at September 30, 2015. The Amended Credit Agreement also allows for the borrowing of up to $70,000 (the “Term Commitment”).  The Term Commitment interest may be payable as (i) a Eurodollar Loan, (ii) an ABR Loan, or (iii) a combination thereof.  The Company borrowed a Term Loan of $70,000 on April 30, 2014 to partially finance the acquisition of PACK.  As of September 30, 2015, the remaining amount outstanding under the amortizing Term Loan is $59,500 and is payable as a Eurodollar Loan at an interest rate of 2.08% at September 30, 2015. Proceeds of the Term Commitment and a portion of the proceeds of the Revolving Commitment were used to fund the initial cash consideration for PACK and to repay the outstanding balance of term loans from the Credit Agreement dated December 31, 2010.

The Amended Credit Agreement also provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services by us in the ordinary course of business. At September 30, 2015, we had utilized $107,021 in bank loans and letters of credit, leaving $27,479 of this facility unused. The terms of these letters of credit are all less than one year.  No material loss is anticipated due to non-performance by the counterparties to these agreements.

The Amended Credit Agreement provides for a security interest in all of our personal property.  The Amended Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. We are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, sale of assets, sales of receivables, and loans and investments. We were in compliance with all covenants at September 30, 2015.

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Amended Credit Agreement. The A&R Credit Agreement eliminates the term loan commitment and increases the aggregate revolving commitment from $75,000 to an initial aggregate revolving commitment of $150,000, which may be further increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000.

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The notional balance of this derivative as of September 30, 2015 is $29,000.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The notional amount of this derivative as of September 30, 2015 is $750.

Working Capital Outlook

Working capital was $202,239 at September 30, 2015 versus $185,310 at June 30, 2015.  We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.  In addition, in October 2015, we filed a universal shelf registration statement, which is now effective, with the SEC to allow us to potentially offer an indeterminate principal amount and number of securities in the future with a proposed maximum aggregate offering price of up to $200,000. Under the shelf registration statement, we will have the flexibility to publicly offer and sell from time to time common stock, debt securities, preferred stock, warrants and units or any combination of such securities.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,160 through fiscal 2016.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets.  As of September 30, 2015, we had accrued $808 related to this contingent consideration.

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

Impact of Recent Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, Business Combinations (Topic 805); Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined.  This is in contrast to existing guidance that requires retrospective adjustments to provisional amounts recognized in a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting this guidance.

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015.  The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. ASU 2015-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. The Company believes the adoption of ASU 2015-02 will not have an impact on its consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40). This ASU provides guidance to determine when and how to disclose going-concern uncertainties in the financial statements. The new standard requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. ASU 2014-15 will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. ASU 2014-15 will be effective for the Company beginning June 30, 2017. The Company does not believe that this pronouncement will have an impact on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016, The Company is currently evaluating the impact of adopting this guidance.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $2,392 at September 30, 2015 and $3,416 at June 30, 2015.  Those short-term investments consisted of time deposits.  Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities.  The instruments used for hedging are short-term foreign currency contracts (futures).  The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions.  At September 30, 2015, we had foreign currency contracts outstanding that had a notional amount of $53,203.  At June 30, 2015 our outstanding foreign currency contracts had a notional amount of $51,252.   The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2015 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars.  These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss).  On September 30, 2015, we had translation exposure to various foreign currencies, with the most significant being the Euro.  The potential loss as of September 30, 2015, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,610.  On June 30, 2015 such potential loss amounted to $7,440.  Actual results may differ.

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

In conjunction with the Credit Agreement, we entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which has been designated as a cash flow hedge.  The expiration date of this interest rate swap is April 30, 2019.  The notional balance of this derivative as of September 30, 2015 is $29,000 and as of June 30, 2015 was $28,625.  Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, we were required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, we entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which has been designated as a cash flow hedge.   The expiration date of this interest rate swap is December 31, 2015. The notional balance of this derivative as of September 30, 2015 is $750 and as of June 30, 2015 was $2,375. The unrealized loss to date associated with these two derivatives, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2015, is $487 and as of June 30, 2015 was $338.  Our interest rate swaps are classified within Level 2 as the fair value of these hedges are primarily based on observable interest rates.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2015, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2015.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2015 which could materially adversely affect our business, financial condition, operating results and cash flows.  The risks and uncertainties described in our Form 10-K for the year ended June 30, 2015 are not the only ones we face.  Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	November 6, 2015	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	November 6, 2015	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

