Form 10-Q
period 2015-12-31
ACETO CORP
filed 2016-02-05
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Yes ☐ No ☒

The registrant had 29,551,873 shares of common stock outstanding as of February 1, 2016.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$54,349	$34,020
Investments	2,396	3,416
Trade receivables, less allowance for doubtful accounts (December 31, 2015, $610; June 30, 2015, $691)	152,196	161,521
Other receivables	9,026	10,611
Inventory	105,575	95,596
Prepaid expenses and other current assets	3,482	3,096
Deferred income tax asset, net	2,153	2,050
Total current assets	329,177	310,310

Property and equipment, net	10,376	10,456
Property held for sale	6,574	6,574
Goodwill	67,853	67,870
Intangible assets, net	83,387	78,997
Deferred income tax asset, net	20,532	9,972
Other assets	6,495	5,595

TOTAL ASSETS	$524,394	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$197	$10,197
Accounts payable	57,441	54,962
Accrued expenses	44,956	59,841
Total current liabilities	102,594	125,000

Long-term debt, net	115,885	99,960
Long-term liabilities	7,336	7,542
Environmental remediation liability	2,487	2,995
Deferred income tax liability	10,235	66
Total liabilities	238,537	235,563

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at December 31, 2015 and 40,000 shares authorized at June 30, 2015; 29,551 and 29,147 shares issued and outstanding at December 31, 2015 and June 30, 2015, respectively	296	292
Capital in excess of par value	111,630	93,807
Retained earnings	181,215	167,208
Accumulated other comprehensive loss	(7,284)	(7,096)
Total shareholders’ equity	285,857	254,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,394	$489,774

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Six Months Ended December 31
	2015	2014

Net sales	$265,174	$254,568
Cost of sales	194,725	196,898
Gross profit	70,449	57,670

Selling, general and administrative expenses	36,879	37,253
Research and development expenses	3,961	1,122
Operating income	29,609	19,295

Other (expense) income:
Interest expense	(2,609)	(2,041)
Interest and other income, net	1,076	876
	(1,533)	(1,165)

Income before income taxes	28,076	18,130
Provision for income taxes	10,508	6,694
Net income	$17,568	$11,436

Basic income per common share	$0.60	$0.40
Diluted income per common share	$0.60	$0.39

Weighted average shares outstanding:
Basic	29,049	28,679
Diluted	29,495	29,191

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three Months Ended December 31
	2015	2014

Net sales	$131,674	$123,765
Cost of sales	95,806	93,746
Gross profit	35,868	30,019

Selling, general and administrative expenses	19,246	18,970
Research and development expenses	2,531	377
Operating income	14,091	10,672

Other (expense) income:
Interest expense	(1,855)	(1,005)
Interest and other income, net	857	818
	(998)	(187)

Income before income taxes	13,093	10,485
Provision for income taxes	4,823	3,877
Net income	$8,270	$6,608

Basic income per common share	$0.28	$0.23
Diluted income per common share	$0.28	$0.23

Weighted average shares outstanding:
Basic	29,115	28,740
Diluted	29,599	29,204

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Six Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014

Net income	$17,568	$11,436	$8,270	$6,608

Other comprehensive income:
Foreign currency translation adjustments	(526)	(6,957)	(1,592)	(2,482)
Change in fair value of interest rate swaps	(149)	153	-	(99)
Reclassification for realized loss on interest rate swap included in interest expense	487	-	487	-

Comprehensive income	$17,380	$4,632	$7,165	$4,027

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six Months Ended December 31,
	2015	2014
Operating activities:
Net income	$17,568	$11,436
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,225	5,973
Amortization of debt issuance costs and debt discount	691	-
Provision for doubtful accounts	(49)	211
Non-cash stock compensation	3,206	2,279
Deferred income taxes	(184)	(648)
Earnings on equity investment in joint venture	(748)	(1,342)
Changes in assets and liabilities:
Trade accounts receivable	9,021	(28,265)
Other receivables	2,041	(488)
Inventory	(10,418)	4,547
Prepaid expenses and other current assets	(400)	(1,086)
Other assets	(11)	1,129
Accounts payable	2,649	1,547
Accrued expenses and other liabilities	(13,323)	4,791
Net cash provided by operating activities	16,268	84

Investing activities:
Purchases of investments	(37)	(1,101)
Sales of investments	1,023	-
Payments for intangible assets	(9,850)	(940)
Purchases of property and equipment, net	(725)	(511)
Net cash used in investing activities	(9,589)	(2,552)

Financing activities:
Payment of cash dividends	(3,563)	(3,473)
Proceeds from exercise of stock options	384	955
Excess tax benefit on stock option exercises and restricted stock	1,030	660
Payment of contingent consideration	(1,500)	(1,500)
Proceeds from convertible senior notes	143,750	-
Payment for debt issuance costs	(5,153)	-
Proceeds from sold warrants	13,685	-
Purchase of call option (hedge)	(27,174)	-
Termination payment for interest rate swap	(420)	-
Borrowings of bank loans	15,500	7,000
Repayment of bank loans	(122,599)	(4,245)
Net cash provided by (used in) financing activities	13,940	(603)

Effect of exchange rate changes on cash	(290)	(2,610)

Net increase (decrease) in cash	20,329	(5,681)
Cash and cash equivalents at beginning of period	34,020	42,897
Cash and cash equivalents at end of period	$54,349	$37,216

See accompanying notes to condensed consolidated financial statements and accountants’ review report

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

(2)  Stock-Based Compensation

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the Aceto Corporation 2015 Equity Participation Plan (the “2015 Plan”). Under the 2015 Plan, grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (“Stock Awards”) may be offered to employees, non-employee directors, consultants and advisors of the Company, including the chief executive officer, chief financial officer and other named executive officers. The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the 2015 Plan will not exceed, in the aggregate, 4,250 shares. Stock Awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, may be granted.  Performance-based awards may be granted, vested and paid based on the attainment of specified performance goals.

At the annual meeting of shareholders of the Company, held on December 6, 2012, the Company’s shareholders approved the amended and restated Aceto Corporation 2010 Equity Participation Plan (the “2010 Plan”). Under the 2010 Plan, grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses may be made to employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock of the Company that may be issued pursuant to awards granted under the 2010 Plan will not exceed, in the aggregate, 5,250 shares. In addition, restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

During the six months ended December 31, 2015, the Company granted 219 shares of restricted common stock to its employees that vest over three years, 14 shares of restricted stock to its non-employee directors, which vest over approximately one year as well as 46 restricted stock units to its employees that have varying vest dates through August 2016. In addition, the Company also issued a target grant of 142 performance-vested restricted stock units, which grant could be as much as 248 units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2015, the Company recorded stock-based compensation expense of approximately $1,733 and $3,195, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2014, the Company recorded stock-based compensation expense of approximately $1,142 and $2,245 respectively, related to restricted common stock and restricted stock units. As of December 31, 2015, the total unrecognized compensation cost related to restricted stock awards and restricted stock units is approximately $11,462.

(3)  Common Stock

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the proposal to amend Aceto’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000 shares to 75,000 shares.

On February 4, 2016, the Company's board of directors declared a regular quarterly dividend of $0.06 per share which is scheduled to be paid on March 25, 2016 to shareholders of record as of March 11, 2016.

On December 3, 2015, the Company's board of directors declared a regular quarterly dividend of $0.06 per share which was paid on December 28, 2015 to shareholders of record as of December 17, 2015.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(4)  Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six Months Ended December 31,		Three Months Ended December 31,
	2015	2014	2015	2014

Weighted average shares outstanding	29,049	28,679	29,115	28,740
Dilutive effect of stock options and restricted stock awards and units	446	512	484	464
Diluted weighted average shares outstanding	29,495	29,191	29,599	29,204

The Convertible Senior Notes (see Note 5) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock was above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

(5) Debt

Long-term debt

	December 31, 2015	June 30, 2015

Convertible Senior Notes, net	$113,024	$-
Revolving Bank Loans	-	45,000
Term Bank Loans	-	62,000
Mortgage	3,058	3,157
	116,082	110,157
Less current portion	197	10,197
	$115,885	$99,960

Convertible Senior Notes

In November 2015, Aceto offered $125,000 aggregate principal amount of Convertible Senior Notes due 2020 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, Aceto granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The Notes are unsecured obligations of Aceto and rank senior in right of payment to any of Aceto’s subordinated indebtedness, equal in right of payment to all of Aceto’s unsecured indebtedness that is not subordinated, effectively junior in right of payment to any of Aceto’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior in right of payment to all indebtedness and other liabilities (including trade payables) of Aceto’s subsidiaries. Interest will be payable semi-annually in arrears. The Notes will be convertible into cash, shares of Aceto common stock or a combination thereof, at Aceto’s election, upon the satisfaction of specified conditions and during certain periods. The Notes will mature in November 2020.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering was approximately $125,108. The Notes pay 2.0% interest semi-annually in arrears on May 1 and November 1 of each year, starting on May 1, 2016. The Notes are convertible into 4,327,864 shares of common stock, based on an initial conversion price of $33.215 per share.

Holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding May 1, 2020 only under the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ended on December 31, 2015 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five consecutive business day period after any five consecutive trading day period (which is referred to as the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Aceto’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount (with an offset to capital in excess of par value) of $27,241. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt (see Note 7); the debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes.

Offering costs of $5,153 have been allocated to the debt and equity components in proportion to the allocation of proceeds to the components, as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $4,177 are being amortized as additional non-cash interest expense using the straight-line method over the term of the debt, since this method was not significantly different from the effective interest method. The $976 portion allocated to equity issuance costs was charged to capital in excess of par value. As discussed in Note 8, the Company adopted Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs in the second quarter of fiscal 2016. The Company presents debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet.

In connection with the offering of the Notes, Aceto entered into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers. The convertible note hedge transactions are expected generally to reduce the potential dilution to Aceto’s common stock and/or offset any cash payments Aceto is required to make in excess of the principal amount of converted notes upon any conversion of notes. Aceto also entered into privately negotiated warrant transactions with the option counterparties. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of Aceto’s common stock as measured over the applicable valuation period at the maturity of the warrants exceeds the applicable strike price of the warrants. By entering into these transactions with the option counterparties, the Company issued convertible debt and a freestanding “call-spread.” A call-spread consists of Aceto’s (1) purchasing a call option on its own shares with an exercise price of $33.215 and (2) writing a call option on its own shares at a higher strike price of $44.71(premium of 75%) (i.e., issuing a warrant). The purchased call option has an exercise price equal to the conversion price of Aceto’s convertible debt, which economically reduces the potential common stock dilution that may arise from the conversion of the Notes. The written call option has a higher strike price to partially finance the purchased call option. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The carrying value of the Notes is as follows:

December 31, 2015

Principal amount	$143,750
Unamortized debt discount	(26,654)
Unamortized debt issuance costs	(4,072)
Net carrying value	$113,024

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three and six months ended December 31:

December 31, 2015

Contractual coupon	$354
Amortization of debt discount	587
Amortization of debt issuance costs	104
$1,045

Credit Facilities

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of December 31, 2015, there were no amounts outstanding under the A&R Credit Agreement.

The A&R Credit Agreement provides for (i) Eurodollar Loans (as such term is defined in the A&R Credit Agreement), (ii) ABR Loans (as such term is defined in the A&R Credit Agreement) or (iii) a combination thereof. Borrowings under the A&R Credit Agreement will bear interest per annum at a base rate or, at the Company’s option, LIBOR, plus an applicable margin ranging from 0.00% to 0.75% in the case of ABR Loans, and 1.00% to 1.75% in the case of Eurodollar Loans. The applicable interest rate margin percentage will be determined by the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at December 31, 2015 and June 30, 2015 respectively.

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at December 31, 2015.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of December 31, 2015 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of December 31, 2015 and June 30, 2015, a liability of $10,571 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2015 and June 30, 2015 is $4,756 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,360 through fiscal 2016, of which $0 has been accrued as of December 31, 2015 and June 30, 2015 respectively.

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provided for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of December 31, 2015 and June 30, 2015, the Company accrued $833 and $783, respectively, related to this contingent consideration. Any necessary future adjustments to this amount will be recorded as an income statement charge at that time.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At December 31, 2015, the Company had foreign currency contracts outstanding that had a notional amount of $66,685. Unrealized losses on hedging activities for the six months ended December 31, 2015 and 2014 was $757 and $1,001, respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, dated as of April 30, 2014, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which had been designated as a cash flow hedge. The expiration date of this interest rate swap was April 30, 2019. In November 2015, the Company terminated the interest rate swap agreement resulting in a termination payment of $420, which is included in interest expense in the condensed consolidated statements of income for the three and six months ended December 31, 2015. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which had been designated as a cash flow hedge and which expired on December 31, 2015. Aceto’s interest rate swaps were previously classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

As of December 31, 2015 and June 30, 2015, the Company had $833 and $783, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $365 and $359, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. In addition, as of June 30, 2015, the Company had $1,480, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. The Rising contingent consideration was paid in September 2015. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 5). Since Aceto has the option to cash settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. A portion of the offering proceeds was used to simultaneously enter into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers in the offering of the Notes and privately negotiated warrant transactions with the option counterparties (see Note 5). The Company calculated the fair value of the bond hedge based on the price that was paid to purchase the call. The Company also calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from the Company. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2015 and June 30, 2015:

	Fair Value Measurements at December 31, 2015 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,190	-	$6,190

Investments:
Time deposits	-	2,396	-	2,396

Foreign currency contracts - assets (1)	-	88	-	88
Foreign currency contracts - liabilities (2)	-	836	-	836
Contingent consideration (3)	-	-	$1,198	1,198

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2015.

	Fair Value Measurements at June 30, 2015 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,376	-	$6,376

Investments:
Time deposits	-	3,416	-	3,416

Foreign currency contracts - assets (4)	-	119	-	119
Foreign currency contracts - liabilities (5)	-	767	-	767
Derivative liability for interest rate swap (6)	-	338	-	338
Contingent consideration (7)	-	-	$2,622	2,622

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(5)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(6)	$13 included in “Accrued expenses” and $325 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(7)	$1,480 included in “Accrued expenses” and $1,142 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(8)  Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for Aceto beginning in the first quarter of fiscal 2018, with early adoption in fiscal 2017 permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805); Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined. This is in contrast to existing guidance that requires retrospective adjustments to provisional amounts recognized in a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As previously discussed in Note 5, the Company adopted ASU 2015-03 during the second quarter of fiscal year 2016.

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

Six Months Ended December 31, 2015 and 2014:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$116,526	$72,655	$75,993	$-	$265,174
Gross profit	42,047	12,222	16,180	-	70,449
Income (loss) before income taxes	21,297	3,781	6,804	(3,806)	28,076

2014
Net sales	$104,503	$70,556	$79,509	$-	$254,568
Gross profit	30,872	13,076	13,722	-	57,670
Income (loss) before income taxes	12,429	3,860	4,820	(2,979)	18,130

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Three Months Ended December 31, 2015 and 2014:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2015
Net sales	$59,045	$34,295	$38,334	$-	$131,674
Gross profit	21,738	6,108	8,022	-	35,868
Income (loss) before income taxes	10,794	1,682	3,260	(2,643)	13,093

2014
Net sales	$55,424	$32,579	$35,762	$-	$123,765
Gross profit	16,331	6,926	6,762	-	30,019
Income (loss) before income taxes	6,972	2,327	2,896	(1,710)	10,485

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2015 and related condensed consolidated statements of income and comprehensive income for the three-month and six-month periods ended December 31, 2015 and 2014, and cash flows for the six-month periods ended December 31, 2015 and 2014 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2015. These interim financial statements are the responsibility of the Company’s management.

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

February 5, 2016

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

Executive Summary

We are reporting net sales of $265,174 for the six months ended December 31, 2015, which represents a 4.2% increase from the $254,568 reported in the comparable prior period. Gross profit for the six months ended December 31, 2015 was $70,449 and our gross margin was 26.6% as compared to gross profit of $57,670 and gross margin of 22.7% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the six months ended December 31, 2015 decreased to $36,879 from $37,253 which we reported in the prior period. Our net income increased to $17,568, or $0.60 per diluted share, compared to net income of $11,436, or $0.39 per diluted share in the prior period.

Our financial position as of December 31, 2015 remains strong, as we had cash and cash equivalents and short-term investments of $56,745, working capital of $226,583 and shareholders’ equity of $285,857.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products.

Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under its Rising label to leading wholesalers, chain drug stores, distributors and mass merchandisers. As part of an “asset-light” model, finished dose generic products are developed in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. Leveraging our extensive experience supplying active pharmaceutical ingredients and pharmaceutical intermediates, Aceto entered the end-user segment of the generic pharmaceuticals industry in 2010 through the acquisition of Rising Pharmaceuticals (“Rising”), a U.S. marketer and distributor of finished dosage form generics founded in the early 1990’s. To supplement organic growth and further expand into the U.S. generic pharmaceuticals industry, Rising Pharmaceuticals acquired PACK Pharmaceuticals, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014. During fiscal 2015, PACK was integrated with Rising and is now part of Rising’s operations in New Jersey. PACK had a very similar business model to Rising including operating in collaboration with selected pharmaceutical development and manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The development and distribution of pharmaceutical products is highly competitive. Rising and PACK compete against many established manufacturers, suppliers and distributors that have substantially greater financial and other resources. To compete effectively, the Company seeks to consistently produce high-quality, reliable and effective products, while focusing on pricing and contract terms, service levels and supplier reliability. The strategically important and complementary business combination of PACK with our Rising business further increased the mix of higher margin finished dosage generic pharmaceuticals in Aceto’s revenue base and doubled the size of our development pipeline of new generic products. Rising Pharmaceuticals, a wholly-owned subsidiary of Aceto, is an integral component of Aceto's strategy towards becoming a Human Health oriented company.

According to an IMS Health press release on November 18, 2015, “more than half of the world’s population will live in countries where medicine use will exceed one dose per person per day by 2020, up from 31 percent in 2005, as the “medicine use gap” between developed and pharmerging markets narrows. According to new research released by the IMS Institute for Healthcare Informatics, total spending on medicines will reach $1.4 trillion by 2020 due to greater patient access to chronic disease treatments and breakthrough innovations in drug therapies. Global spending is forecast to grow at a 4-7 percent compound annual rate over the next five years.” The IMS report, entitled, Global Medicines Use in 2020: Outlook and Implications, projects that “total global spend for pharmaceuticals will increase by $349 billion on a constant-dollar basis, compared with $182 billion during the past five years. Spending is measured at the ex-manufacturer level before adjusting for rebates, discounts, taxes and other adjustments that affect net sales received by manufacturers. The impact of these factors is estimated to reduce growth by $90 billion, or approximately 25 percent of the growth forecast through 2020.”

In the Human Health segment, Aceto also supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutritional preparations.

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

According to a January 15, 2016 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2015, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 1.3%.

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

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, we believe that our global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

•	factors that affect our business
•	our earnings and costs in the periods presented
•	changes in earnings and costs between periods
•	sources of earnings
•	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2015 and 2014. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2015, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2015, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2015 Compared to Six Months Ended December 31, 2014

	Net Sales by Segment Six months ended December 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$116,526	43.9%	$104,503	41.1%	$12,023	11.5%
Pharmaceutical Ingredients	72,655	27.4	70,556	27.7	2,099	3.0
Performance Chemicals	75,993	28.7	79,509	31.2	(3,516)	(4.4)

Net sales	$265,174	100.0%	$254,568	100.0%	$10,606	4.2%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$42,047	36.1%	$30,872	29.5%	$11,175	36.2%
Pharmaceutical Ingredients	12,222	16.8	13,076	18.5	(854)	(6.5)
Performance Chemicals	16,180	21.3	13,722	17.3	2,458	17.9

Gross profit	$70,449	26.6%	$57,670	22.7%	$12,779	22.2%

Net Sales

Net sales increased $10,606, or 4.2%, to $265,174 for the six months ended December 31, 2015, compared with $254,568 for the prior period. We reported sales increases in our Human Health and Pharmaceutical Ingredients business segments while our Performance Chemicals business segment declined from the prior period.

Human Health

Net sales for the Human Health segment increased by $12,023 for the six months ended December 31, 2015, to $116,526, which represents an 11.5% increase over net sales of $104,503 for the prior period, largely driven by an increase in sales of Rising products of $11,797. The increase in Rising sales is primarily driven by price increases on certain products, which resulted in additional sales of $17,391, as well as new generic product launches during the past two years that contributed $4,294 of the increase in sales.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $2,099 or 3.0% to $72,655, when compared to the prior period net sales of $70,556. The increase in sales for this segment is due in part to an $8,318 rise in sales of APIs sold abroad, specifically by our Singapore and German operations. This increase is partially offset by a decline of $6,101 in sales of intermediates, which represent key components used in the manufacture of certain drug products. The primary reason for the decline in intermediates is due to lack of demand and timing of orders for several products, the majority of which are expected to be realized in future quarters.

Performance Chemicals

Net sales for the Performance Chemicals segment was $75,993 for the six months ended December 31, 2015, representing a decrease of $3,516 or 4.4%, from net sales of $79,509 for the prior period. The primary reason for the decrease in net sales for Performance Chemicals is a decline of $5,184 in domestic sales of products sold by our Specialty Chemicals business. This decrease in domestic specialty chemicals sales includes a $3,628 drop in sales of agricultural, pigment and miscellaneous intermediates, as well as an $863 decline in sales of polymer additives. In addition, overall sales of Specialty Chemicals are down due to the government devaluation of the Chinese Renminbi, as well as the severe drop in oil prices, resulting in reduced customer pricing. The decreases in the Specialty Chemicals business are partially offset by an increase of $1,774 in sales of our agricultural protection products, primarily from a rise in the volume of sales of our sprout inhibitor products, which extends the storage life of potatoes.

Gross Profit

Gross profit increased $12,779 to $70,449 (26.6% of net sales) for the six months ended December 31, 2015, as compared to $57,670 (22.7% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $42,047 for the six months ended December 31, 2015 increased $11,175, or 36.2%, over the prior period. The gross margin of 36.1% was higher than the prior period’s gross margin of 29.5%. The increase in gross profit and gross margin in the Human Health segment predominantly relates to price increases on certain Rising products, which yielded additional gross profit of $13,387.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $12,222 for the six months ended December 31, 2015 decreased $854, or 6.5%, over the prior period. The gross margin of 16.8% was lower than the prior period’s gross margin of 18.5%. The decrease in both gross profit and gross margin is predominantly the result of the decline in the sales volume of reorders of a certain API which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $16,180 for the six months ended December 31, 2015, versus $13,722 for the prior year, an increase of $2,458, or 17.9%. The gross margin at 21.3% for the six months ended December 31, 2015 was also higher than the prior year’s gross margin of 17.3%. The increase in gross profit is due to $1,626 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a sprout inhibitor that extends the storage life of potatoes, as well as a favorable product mix on an herbicide used on sugar cane. The Performance Chemicals segment also experienced favorable gross margin impact in the Specialty Chemicals business resulting in overall increased gross profit of $832, due to a decline in sales of lower margin products, as well as $376 of duty refunds related to the Generalized System of Preferences, a tariff system which expired in July 2013 and was not renewed until July 2015.

Selling, General and Administrative Expenses

SG&A decreased $374, or 1.0%, to $36,879 for the six months ended December 31, 2015 compared to $37,253 for the prior period. As a percentage of sales, SG&A decreased from 14.6% to 13.9% for the six months ended December 31, 2015 versus the prior period. SG&A declined from the prior year primarily due to a $225 charge for separation and relocation costs that occurred in the first quarter of fiscal 2015, as well as a $260 decline in provision for bad debts.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $3,961 for the six months ended December 31. 2015 compared to $1,122 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the six months ended December 31, 2015 operating income was $29,609 compared to $19,295 in the prior period, an increase of $10,314 or 53.5%.

Interest Expense

Interest expense was $2,609 for the six months ended December 31, 2015, an increase of $568 or 27.8% from the prior period. The increase is primarily due to a $420 payment associated with the termination of an interest rate swap, as well as $587 amortization of the debt discount associated with the offering of Convertible Senior Notes.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2015 increased to 37.4% compared to 36.9% for the prior period. The increase in the effective tax rate was due to the mix of profits from the higher tax rate jurisdiction of the United States compared to Europe in fiscal 2016.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

	Net Sales by Segment Three months ended December 31,

					Comparison 2015
	2015		2014		Over/(Under) 2014
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$59,045	44.8%	$55,424	44.8%	$3,621	6.5%
Pharmaceutical Ingredients	34,295	26.1	32,579	26.3	1,716	5.3
Performance Chemicals	38,334	29.1	35,762	28.9	2,572	7.2

Net sales	$131,674	100.0%	$123,765	100.0%	$7,909	6.4%

	Gross Profit by Segment Three months ended December 30,

					Comparison 2015
	2015		2014		Over/(Under) 2014
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$21,738	36.8%	$16,331	29.5%	$5,407	33.1%
Pharmaceutical Ingredients	6,108	17.8	6,926	21.3	(818)	(11.8)
Performance Chemicals	8,022	20.9	6,762	18.9	1,260	18.6

Gross profit	$35,868	27.2%	$30,019	24.3%	$5,849	19.5%

Net Sales

Net sales increased $7,909, or 6.4%, to $131,674 for the three months ended December 31, 2015, compared with $123,765 for the prior period. We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $3,621 for the three months ended December 31, 2015, to $59,045, which represents a 6.5% increase over net sales of $55,424 for the prior period, largely driven by an increase in sales of Rising products of $4,526. The increase in Rising sales is primarily driven by price increases on certain products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $1,716 or 5.3% for the three months ended December 31, 2015 to $34,295, when compared to the prior period net sales of $32,579. The increase in sales for this segment is due in part to a $4,318 rise in sales of APIs sold abroad, specifically by our Singapore and German operations. This increase is partially offset by a decline of $1,728 in sales of intermediates, which represent key components used in the manufacture of certain drug products. The primary reason for the decline in intermediates is due to lack of demand and timing of orders for several products, the majority of which are expected to be realized in future quarters.

Performance Chemicals

Net sales for the Performance Chemicals segment was $38,334 for the three months ended December 31, 2015, representing an increase of $2,572 or 7.2%, from net sales of $35,762 for the prior period. The primary reason for the increase in net sales for Performance Chemicals is an increase of $2,576 in sales of our agricultural protection products, primarily from a rise in the sales volume of our sprout inhibitor products, which extends the storage life of potatoes.

Gross Profit

Gross profit increased $5,849 to $35,868 (27.2% of net sales) for the three months ended December 31, 2015, as compared to $30,019 (24.3% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $21,738 for the three months ended December 31, 2015 increased $5,407, or 33.1%, over the prior period. The gross margin of 36.8% was higher than the prior period’s gross margin of 29.5%. The increase in gross profit and gross margin in the Human Health segment relates to increased gross profit of $5,547 experienced on Rising products, primarily driven by price increases on certain products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $6,108 for the three months ended December 31, 2015 decreased $818, or 11.8%, over the prior period. The gross margin of 17.8% was lower than the prior period’s gross margin of 21.3%. The decrease in both gross profit and gross margin is predominantly the result of the decline in the sales volume of reorders of a certain API which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $8,022 for the three months ended December 31, 2015, versus $6,762 for the prior year, an increase of $1,260, or 18.6%. The gross margin of 20.9% for the three months ended December 31, 2015 was also higher than the prior year’s gross margin of 18.9%. The increase in gross profit and gross margin is primarily due to $745 rise in gross profit on Specialty Chemicals due to favorable gross margin impact of a reduction in sales of lower margin products.

Selling, General and Administrative Expenses

SG&A was relatively flat when compared to the prior period, increasing $276, or 1.5%, to $19,246 for the three months ended December 31, 2015. As a percentage of sales, SG&A decreased from 15.3% to 14.6% for the three months ended December 31, 2015 versus the prior period.

Research and Development Expenses

R&D expenses increased to $2,531 for the three months ended December 31, 2015 compared to $377 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended December 31, 2015 operating income was $14,091 compared to $10,672 in the prior period, an increase of $3,419 or 32.0%.

Interest Expense

Interest expense was $1,855 for the three months ended December 31, 2015, an increase of $850 or 84.6% from the prior period. The increase is primarily due to a $420 payment associated with the termination of an interest rate swap, as well as $587 amortization of the debt discount associated with the offering of Convertible Senior Notes.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2015 was relatively consistent at 36.8% compared to 37.0% for the prior period.

Liquidity and Capital Resources

Cash Flows

At December 31, 2015, we had $54,349 in cash, of which $24,533 was outside the United States, $2,396 in short-term investments, all of which is held outside the United States, and $116,082 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $226,583 at December 31, 2015 compared to $185,310 at June 30, 2015. The $24,533 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2015 increased $20,329 from the amount at June 30, 2015.

Operating activities for the six months ended December 31, 2015 provided cash of $16,268 for this period, as compared to cash provided of $84 for the comparable period. The $16,268 was comprised of $17,568 in net income and $9,141 derived from adjustments for non-cash items less a net $10,441 decrease from changes in operating assets and liabilities. The non-cash items included $6,225 in depreciation and amortization expense, $748 of earnings on an equity investment in a joint venture, $184 for deferred income taxes, $691 for amortization of debt issuance costs and debt discount and $3,206 in non-cash stock compensation expense. Trade accounts receivable decreased $9,021 during the six months ended December 31, 2015, predominantly due to a slight improvement in days sales outstanding at our Agricultural Protection Products subsidiary, as well as Aceto Corporation. In addition, due to timing of sales with the fiscal quarter ended December 31, 2015, trade receivables declined at our Rising subsidiary. Other receivables decreased $2,041 due primarily to a decrease in value added taxes receivables for our

France subsidiary, as well as the timing of domestic income taxes paid. Inventories increased by $10,418 and accounts payable increased by $2,649 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary as a result of a ramp-up in orders for products expected to be shipped in the third quarter of fiscal 2016. Accrued expenses and other liabilities decreased $13,323 due to a decrease in accrued compensation as fiscal 2015 performance award payments were made in September 2015, as well as a decline in price concessions and partnered products liabilities for our Rising subsidiary and payment of a rebate in conjunction with our Agricultural Protection Products business. Our cash position at December 31, 2014 decreased $5,681 from the amount at June 30, 2014. Operating activities for the six months ended December 31, 2014 provided cash of $84 for this period. The $84 was comprised of $11,436 in net income and $6,473 derived from adjustments for non-cash items less a net $17,825 decrease from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2015 used cash of $9,589. This use of cash reflects purchases of intangible assets and property and equipment of $10,575, partially offset by sales of investments in time deposits of $1,023. In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, of which Dutasteride Softgel Capsules 0.5mg was launched in November 2015. Investing activities for the six months ended December 31, 2014 used cash of $2,552, for purchases of property and equipment and intangible assets and investments.

Financing activities for the six months ended December 31, 2015 provided cash of $13,940. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,599 of bank borrowings. Financing activities also included $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $3,563 payment of cash dividends and $1,030 of excess income tax benefits on stock option exercises and restricted stock. Financing activities for the six months ended December 31, 2014 used cash of $603 primarily from $4,245 of repayment of bank borrowings, $3,473 payment of cash dividends and $1,500 payment of contingent consideration to the former owners of Rising. This use of cash was offset by bank borrowings of $7,000, proceeds of $955 received from the exercise of stock options and $660 of excess income tax benefit on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At December 31, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,265, all of which are available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015 to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under the First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of December 31, 2015, there were no amounts outstanding under the A&R Credit Agreement.

The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. Borrowings under the A&R Credit Agreement will bear interest per annum at a base rate or, at the Company’s option, LIBOR, plus an applicable margin ranging from 0.00% to 0.75% in the case of ABR Loans, and 1.00% to 1.75% in the case of Eurodollar Loans. The applicable interest rate margin percentage will be determined by the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at December 31, 2015 and June 30, 2015 respectively.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. We were in compliance with all covenants at December 31, 2015.

Working Capital Outlook

Working capital was $226,583 at December 31, 2015 versus $185,310 at June 30, 2015. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.

In October 2015, we filed a universal shelf registration statement with the SEC, which is now effective, to allow us to potentially offer an indeterminate principal amount and number of securities in the future with a proposed maximum aggregate offering price of up to $200,000. Under the shelf registration statement, we will have the flexibility to publicly offer and sell from time to time common stock, debt securities, preferred stock, warrants and units or any combination of such securities.

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, will be used for general corporate purposes, which may include funding research, development and product manufacturing, acquisitions or investments in businesses, products or technologies that are complementary to Aceto’s own, increasing working capital and funding capital expenditures.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,360 through fiscal 2016.

In connection with the PACK acquisition, the purchase agreement provides for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of December 31, 2015, we had accrued $833 related to this contingent consideration.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $8,084 towards remediation of the property in the next twelve months.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance is effective for annual periods, beginning after December 15, 2016, and interim periods within those annual periods. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805); Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires that an acquirer in a business combination recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustments amounts are determined. This is in contrast to existing guidance that requires retrospective adjustments to provisional amounts recognized in a business combination. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. The Company does not believe that this updated standard will have a material impact on the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As previously discussed, the Company adopted ASU 2015-03 during the second quarter of fiscal year 2016.

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

Investment Market Price Risk

We had short-term investments of $2,396 at December 31, 2015 and $3,416 at June 30, 2015. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2015, we had foreign currency contracts outstanding that had a notional amount of $66,685. At June 30, 2015 our outstanding foreign currency contracts had a notional amount of $51,252. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2015 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On December 31, 2015, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of December 31, 2015, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $7,599. On June 30, 2015 such potential loss amounted to $7,440. Actual results may differ.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2015 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2015, we are subject to various environmental proceedings for which there were no material changes during the three months ended December 31, 2015.

Item 1A.  Risk Factors

In November 2015, we offered $143,750,000 aggregate principal amount of Convertible Senior Notes due 2020 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We have set forth below certain risk factors pertaining to the Notes. In addition to the information set forth below and other risk factors set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2015. All such risk factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described herein and in our Form 10-K for the year ended June 30, 2015 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

We may not have the ability to raise the funds necessary to settle conversions of the Notes that we issued in November 2015 or to repurchase such Notes upon a fundamental change, and our senior secured credit facility contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of such Notes.

Holders of our Notes will have the right to require us to repurchase their notes upon the occurrence of certain fundamental events (each, a “fundamental change”) at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash upon conversions of notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes is limited by agreements governing our existing senior secured credit facility, and may be further limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could, if not cured within applicable time periods, lead to a default under agreements governing our existing senior secured credit facility, and could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

Our senior secured credit facility limits our ability to pay any cash amount upon the conversion or repurchase of the Notes.

Our existing senior secured credit facility prohibits us from making any cash payments on the conversion or repurchase of the Notes if an event of default exists under that facility or if, after giving effect to such conversion or repurchase (and any additional indebtedness incurred in connection with such conversion or a repurchase), we would not be in pro forma compliance with our financial covenants under that facility. Any new credit facility that we may enter into in the future may have similar restrictions. Our failure to make cash payments upon the conversion or repurchase of the Notes as required under the terms of the Notes would permit holders of the Notes to accelerate our obligations under the Notes.

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the Notes is triggered, holders of notes will be entitled to convert the Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”). Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component is required to be included in the capital in excess of par value section of shareholders’ equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their face amount over the term of the Notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of the Notes.

In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess are issued (which is the policy we intend to follow for settling such excess). If we are unable to use the treasury stock method in the future for the shares issuable upon conversion of the Notes, then our diluted earnings per share would be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

3.1	Amended and Restated Certificate of Incorporation

3.2	Amendment to the Amended and Restated Certificate of Incorporation

4.1	Indenture, dated November 16, 2015 between ACETO Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.2	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.3	Purchase Agreement, dated November 10, 2015, by and among ACETO Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.4	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.5	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.6	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.7	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.8	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.9	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.10	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.11	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.12	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	February 5, 2016	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 5, 2016	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

