Form 10-Q
period 2016-03-31
ACETO CORP
filed 2016-05-06
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐ No ☒

The registrant had 29,585,085 shares of common stock outstanding as of May 2, 2016.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,093	$34,020
Investments	2,394	3,416
Trade receivables, less allowance for doubtful accounts (March 31, 2016, $509; June 30, 2015, $691)	176,777	161,521
Other receivables	12,459	10,611
Inventory	100,314	95,596
Prepaid expenses and other current assets	3,726	3,096
Deferred income tax asset, net	2,511	2,050
Total current assets	351,274	310,310

Property and equipment, net	10,151	10,456
Property held for sale	6,574	6,574
Goodwill	67,893	67,870
Intangible assets, net	81,647	78,997
Deferred income tax asset, net	19,664	9,972
Other assets	7,397	5,595

TOTAL ASSETS	$544,600	$489,774
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$197	$10,197
Accounts payable	60,860	54,962
Accrued expenses	49,284	59,841
Total current liabilities	110,341	125,000

Long-term debt, net	117,229	99,960
Long-term liabilities	6,365	7,542
Environmental remediation liability	2,236	2,995
Deferred income tax liability	9,578	66
Total liabilities	245,749	235,563

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at March 31, 2016 and 40,000 shares authorized at June 30, 2015; 29,585 and 29,147 shares issued and outstanding at March 31, 2016 and June 30, 2015, respectively	296	292
Capital in excess of par value	113,793	93,807
Retained earnings	189,849	167,208
Accumulated other comprehensive loss	(5,087)	(7,096)
Total shareholders’ equity	298,851	254,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$544,600	$489,774

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Nine Months Ended March 31
	2016	2015

Net sales	$423,100	$400,364
Cost of sales	314,362	306,096
Gross profit	108,738	94,268

Selling, general and administrative expenses	56,377	56,320
Research and development expenses	6,280	3,223
Operating income	46,081	34,725

Other (expense) income:
Interest expense	(4,766)	(2,993)
Interest and other income, net	2,305	24
	(2,461)	(2,969)

Income before income taxes	43,620	31,756
Provision for income taxes	15,628	11,909
Net income	$27,992	$19,847

Basic income per common share	$0.96	$0.69
Diluted income per common share	$0.95	$0.68

Weighted average shares outstanding:
Basic	29,085	28,710
Diluted	29,536	29,216

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31
	2016	2015

Net sales	$157,926	$145,796
Cost of sales	119,637	109,198
Gross profit	38,289	36,598

Selling, general and administrative expenses	19,498	19,067
Research and development expenses	2,319	2,101
Operating income	16,472	15,430

Other (expense) income:
Interest expense	(2,157)	(952)
Interest and other income (expense), net	1,229	(852)
	(928)	(1,804)

Income before income taxes	15,544	13,626
Provision for income taxes	5,120	5,215
Net income	$10,424	$8,411

Basic income per common share	$0.36	$0.29
Diluted income per common share	$0.35	$0.29

Weighted average shares outstanding:
Basic	29,158	28,773
Diluted	29,620	29,267

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015

Net income	$27,992	$19,847	$10,424	$8,411

Other comprehensive income:
Foreign currency translation adjustments	1,671	(12,968)	2,197	(6,011)
Change in fair value of interest rate swaps	(149)	(2)	-	(155)
Reclassification for realized loss on interest rate swap included in interest expense	487	-	-	-

Comprehensive income	$30,001	$6,877	$12,621	$2,245

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine Months Ended March 31,
	2016	2015
Operating activities:
Net income	$27,992	$19,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,476	8,940
Amortization of debt issuance costs and debt discount	2,084	-
Provision for doubtful accounts	(17)	316
Non-cash stock compensation	4,965	3,407
Deferred income taxes	(289)	(1,000)
Contingent consideration	(1,074)	-
Earnings on equity investment in joint venture	(1,849)	(1,767)
Changes in assets and liabilities:
Trade accounts receivable	(14,595)	(33,084)
Other receivables	(1,259)	(3,616)
Inventory	(4,120)	(2,695)
Prepaid expenses and other current assets	(605)	649
Other assets	424	1,261
Accounts payable	5,604	9,467
Accrued expenses and other liabilities	(9,714)	4,831
Net cash provided by operating activities	17,023	6,556

Investing activities:
Purchases of investments	(19)	(1,120)
Sales of investments	1,006	-
Payments for intangible assets	(10,951)	(1,510)
Purchases of property and equipment, net	(878)	(581)
Net cash used in investing activities	(10,842)	(3,211)

Financing activities:
Payment of cash dividends	(5,351)	(5,232)
Proceeds from exercise of stock options	653	1,039
Excess tax benefit on stock option exercises and restricted stock	1,169	670
Payment of contingent consideration	(1,500)	(3,000)
Payment of deferred consideration	-	(3,500)
Proceeds from convertible senior notes	143,750	-
Payment for debt issuance costs	(5,153)	-
Proceeds from sold warrants	13,685	-
Purchase of call option (hedge)	(27,174)	-
Termination payment for interest rate swap	(420)	-
Borrowings of bank loans	15,500	14,000
Repayment of bank loans	(122,648)	(12,294)
Net cash provided by (used in) financing activities	12,511	(8,317)

Effect of exchange rate changes on cash	381	(4,216)

Net increase (decrease) in cash	19,073	(9,188)
Cash and cash equivalents at beginning of period	34,020	42,897
Cash and cash equivalents at end of period	$53,093	$33,709

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

During the nine months ended March 31, 2016, the Company granted 221 shares of restricted common stock to its employees that vest over three years, 14 shares of restricted stock to its non-employee directors, which vest over approximately one year as well as 46 restricted stock units to its employees that have varying vest dates through August 2016. In addition, the Company also issued a target grant of 142 performance-vested restricted stock units, which grant could be as much as 248 units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2016, the Company recorded stock-based compensation expense of approximately $1,753 and $4,948, respectively, related to restricted common stock and restricted stock units. For the three and nine months ended March 31, 2015, the Company recorded stock-based compensation expense of approximately $1,123 and $3,368 respectively, related to restricted common stock and restricted stock units. As of March 31, 2016, the total unrecognized compensation cost related to restricted stock awards and restricted stock units is approximately $9,746.

(3) Common Stock

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the proposal to amend Aceto’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000 shares to 75,000 shares.

On May 5, 2016, the Company's board of directors declared a regular quarterly dividend of $0.06 per share which is scheduled to be paid on June 24, 2016 to shareholders of record as of June 9, 2016.

On February 4, 2016, the Company's board of directors declared a regular quarterly dividend of $0.06 per share which was paid on March 25, 2016 to shareholders of record as of March 11, 2016.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(4) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2016	2015	2016	2015

Weighted average shares outstanding	29,085	28,710	29,158	28,773
Dilutive effect of stock options and restricted stock awards and units	451	506	462	494

Diluted weighted average shares outstanding	29,536	29,216	29,620	29,267

The Convertible Senior Notes (see Note 5) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

(5) Debt

Long-term debt

	March 31, 2016	June 30, 2015

Convertible Senior Notes, net	$114,417	$-
Revolving Bank Loans	-	45,000
Term Bank Loans	-	62,000
Mortgage	3,009	3,157
	117,426	110,157
Less current portion	197	10,197
	$117,229	$99,960

Convertible Senior Notes

In November 2015, Aceto offered $125,000 aggregate principal amount of Convertible Senior Notes due 2020 (the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, Aceto granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The Notes are unsecured obligations of Aceto and rank senior in right of payment to any of Aceto’s subordinated indebtedness, equal in right of payment to all of Aceto’s unsecured indebtedness that is not subordinated, effectively junior in right of payment to any of Aceto’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior in right of payment to all indebtedness and other liabilities (including trade payables) of Aceto’s subsidiaries. Interest will be payable semi-annually in arrears. The Notes will be convertible into cash, shares of Aceto common stock or a combination thereof, at Aceto’s election, upon the satisfaction of specified conditions and during certain periods. The Notes will mature in November 2020. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering was approximately $125,108. The Notes pay 2.0% interest semi-annually in arrears on May 1 and November 1 of each year, starting on May 1, 2016. The Notes are convertible into 4,328 shares of common stock, based on an initial conversion price of $33.215 per share.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Holders may convert all or any portion of their notes, in multiples of $1,000 principal amount, at their option at any time prior to the close of business on the business day immediately preceding May 1, 2020 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five consecutive business day period after any five consecutive trading day period (which is referred to as the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Aceto’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.

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

In connection with the offering of the Notes, Aceto entered into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers. The convertible note hedge transactions are expected generally to reduce the potential dilution to Aceto’s common stock and/or offset any cash payments Aceto is required to make in excess of the principal amount of converted notes upon any conversion of notes. Aceto also entered into privately negotiated warrant transactions with the option counterparties. The warrant transactions could separately have a dilutive effect to the extent that the market price per share of Aceto’s common stock as measured over the applicable valuation period at the maturity of the warrants exceeds the applicable strike price of the warrants. By entering into these transactions with the option counterparties, the Company issued convertible debt and a freestanding “call-spread.” A call-spread consists of Aceto’s (1) purchasing a call option on its own shares with an exercise price of $33.215 and (2) writing a call option on its own shares at a higher strike price of $44.71 (premium of 75%) (i.e., issuing a warrant). The purchased call option has an exercise price equal to the conversion price of Aceto’s convertible debt, which economically reduces the potential common stock dilution that may arise from the conversion of the Notes. The written call option has a higher strike price to partially finance the purchased call option. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The carrying value of the Notes is as follows:

March 31, 2016

Principal amount	$143,750
Unamortized debt discount	(25,470)
Unamortized debt issuance costs	(3,863)
Net carrying value	$114,417

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three and nine months ended March 31:

	Nine Months Ended March 31, 2016	Three Months Ended March 31, 2016

Contractual coupon	$1,071	$717
Amortization of debt discount	1,771	1,184
Amortization of debt issuance costs	313	209
	$3,155	$2,110

Credit Facilities

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of March 31, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at March 31, 2016 and June 30, 2015 respectively.

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at March 31, 2016.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of March 31, 2016 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $16,500 and $18,300. Remediation commenced in fiscal 2010, and as of March 31, 2016 and June 30, 2015, a liability of $10,319 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2016 and June 30, 2015 is $4,644 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,464 through fiscal 2016, of which $0 has been accrued as of March 31, 2016 and June 30, 2015 respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

On April 30, 2014, Rising, a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK. PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The purchase agreement provided for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of March 31, 2016 and June 30, 2015, the Company accrued $0 and $783, respectively, related to this contingent consideration. In the third quarter of fiscal 2016, the Company reversed $833 of contingent consideration due to management’s evaluation and assessment of the performance-based targets. The $833 reversal is included in selling, general and administrative expenses in the condensed consolidated statements of income for the three and nine months ended March 31, 2016.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At March 31, 2016, the Company had foreign currency contracts outstanding that had a notional amount of $56,185. Unrealized gains (losses) on hedging activities for the nine months ended March 31, 2016 and 2015 was $226 and ($2,517), respectively, and are included in interest and other income, net, in the condensed consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, dated as of April 30, 2014, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which had been designated as a cash flow hedge. The expiration date of this interest rate swap was April 30, 2019. In November 2015, the Company terminated the interest rate swap agreement resulting in a termination payment of $420, which is included in interest expense in the condensed consolidated statements of income for the nine months ended March 31, 2016. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which had been designated as a cash flow hedge and which expired on December 31, 2015. Aceto’s interest rate swaps were previously classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

As of March 31, 2016 and June 30, 2015, the Company had $0 and $783, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $133 and $359, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. In addition, as of June 30, 2015, the Company had $1,480, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. The Rising contingent consideration was paid in September 2015. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 5). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. A portion of the offering proceeds was used to simultaneously enter into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers in the offering of the Notes and privately negotiated warrant transactions with the option counterparties (see Note 5). The Company calculated the fair value of the bond hedge based on the price that was paid to purchase the call. The Company also calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from the Company. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2016 and June 30, 2015:

	Fair Value Measurements at March 31, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,390	-	$6,390

Investments:
Time deposits	-	2,394	-	2,394

Foreign currency contracts-assets (1)	-	359	-	359
Foreign currency contracts-liabilities (2)	-	138	-	138
Contingent consideration (3)	-	-	$133	133

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2016.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2016.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2016.

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,376	-	$6,376

Investments:
Time deposits	-	3,416	-	3,416

Foreign currency contracts-assets (4)	-	119	-	119
Foreign currency contracts-liabilities (5)	-	767	-	767
Derivative liability for interest rate swap (6)	-	338	-	338
Contingent consideration (7)	-	-	$2,622	2,622

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(5)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2015.
(6)	$13 included in “Accrued expenses” and $325 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(7)	$1,480 included in “Accrued expenses” and $1,142 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(8) Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of ASU 2016-02.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for Aceto beginning in the first quarter of fiscal 2018, with early adoption permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Human Health - includes finished dosage form generic drugs and nutritional products.

Pharmaceutical Ingredients – includes pharmaceutical intermediates and active pharmaceutical ingredients (“APIs”).

Performance Chemicals - The Performance Chemicals segment is made up of two product groups: Specialty Chemicals and Agricultural Protection Products. Specialty Chemicals include a variety of chemicals used in the manufacture of plastics, surface coatings, cosmetics and personal care, textiles, fuels and lubricants, perform to their designed capabilities. Dye and pigment intermediates are used in the color-producing industries such as textiles, inks, paper, and coatings. Organic intermediates are used in the production of agrochemicals.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Nine Months Ended March 31, 2016 and 2015:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$175,306	$118,496	$129,298	$-	$423,100
Gross profit	61,172	20,870	26,696	-	108,738
Income (loss) before income taxes	29,927	8,389	13,776	(8,472)	43,620

2015
Net sales	$160,808	$111,104	$128,452	$-	$400,364
Gross profit	50,829	19,750	23,689	-	94,268
Income (loss) before income taxes	21,096	5,393	9,925	(4,658)	31,756

Three Months Ended March 31, 2016 and 2015:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$58,780	$45,841	$53,305	$-	$157,926
Gross profit	19,125	8,648	10,516	-	38,289
Income (loss) before income taxes	8,630	4,608	6,972	(4,666)	15,544

2015
Net sales	$56,305	$40,548	$48,943	$-	$145,796
Gross profit	19,957	6,674	9,967	-	36,598
Income (loss) before income taxes	8,667	1,533	5,105	(1,679)	13,626

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2016 and related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2016 and 2015, and cash flows for the nine-month periods ended March 31, 2016 and 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2016. These interim financial statements are the responsibility of the Company’s management.

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

May 6, 2016

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

Executive Summary

We are reporting net sales of $423,100 for the nine months ended March 31, 2016, which represents a 5.7% increase from the $400,364 reported in the comparable prior period. Gross profit for the nine months ended March 31, 2016 was $108,738 and our gross margin was 25.7% as compared to gross profit of $94,268 and gross margin of 23.5% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the nine months ended March 31, 2016 was $56,377, relatively consistent to the $56,320 we reported in the prior period. Our net income increased to $27,992, or $0.95 per diluted share, compared to net income of $19,847, or $0.68 per diluted share in the prior period.

Our financial position as of March 31, 2016 remains strong, as we had cash and cash equivalents and short-term investments of $55,487, working capital of $240,933 and shareholders’ equity of $298,851.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutritional products.

Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under the Rising label to leading wholesalers, chain drug stores, distributors and mass merchandisers. As part of our asset-light model, products are developed in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. Leveraging our extensive experience supplying active pharmaceutical ingredients and pharmaceutical intermediates, Aceto entered the end-user segment of the generic pharmaceuticals industry in 2010 through the acquisition of Rising Pharmaceuticals (“Rising”), a U.S. marketer and distributor of finished dosage form generics founded in the early 1990s. To supplement our organic growth and further expand into the U.S. generic pharmaceuticals industry, Rising Pharmaceuticals acquired PACK Pharmaceuticals, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014. During fiscal 2015, PACK was integrated with Rising and is now part of Rising’s operations in New Jersey. Rising, a wholly-owned subsidiary of Aceto, is an integral component of Aceto's strategy to becoming a Human Health oriented company.

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

In the Human Health segment, Aceto also supplies the raw materials used in the production of nutritional and packaged dietary supplements, including vitamins, amino acids, iron compounds and biochemicals used in pharmaceutical and nutraceutical preparations.

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (“APIs”) and Pharmaceutical Intermediates.

We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future genericizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, work to ensure they meet standards of quality to comply with regulations. Our client, the generic pharmaceutical company, will submit the Abbreviated New Drug Application (“ANDA”) for U.S. Food and Drug Administration (“FDA”) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Aceto, at all times, has a pipeline of APIs at various stages of development both in the United States and Europe.

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

According to an IMS Health press release on April 14, 2016, “total spending on medicines in the U.S. reached $310 billion in 2015 on an estimated net price basis, up 8.5 percent from the previous year, according to a new report issued today by the IMS Institute for Healthcare Informatics. The surge of new medicines remained strong last year and demand for recently launched brands maintained historically high levels. The savings from branded medicines facing generic competition were relatively low in 2015, and the impact of price increases on brands was limited due to higher rebates and price concessions from manufacturers. Specialty drug spending reached $121 billion on a net price basis, up more than 15 percent from 2014. The study—Medicines Use and Spending in the U.S.: A Review of 2015 and Outlook to 2020—found that longer-term trends continued to play out last year, driven by the Affordable Care Act and ongoing response to rising overall healthcare costs. Increasingly, healthcare is being delivered by different types of healthcare professionals and from different facilities, while patients face higher out-of-pocket costs and access barriers. The outlook for medicine spending through 2020 is for mid-single digit growth, driven by clusters of innovative treatments and offset by the rising impact of brands facing generic or biosimilar competition.”

The Performance Chemicals segment includes specialty chemicals and agricultural protection products.

Aceto is a major supplier to many different industrial segments providing chemicals used in the manufacture of plastics, surface coatings, cosmetics and personal care, textiles, fuels and lubricants. The paint and coatings industry produces products that bring color, texture, and protection to houses, furniture, packaging, paper, and durable goods. Many of today's coatings are eco-friendly, by allowing inks and coatings to be cured by ultraviolet light instead of solvents, or allowing power coatings to be cured without solvents. These growing technologies are critical in protecting and enhancing the world's ecology and Aceto is at the center supplying the specialty additives that make modern coating techniques possible.

The chemistry that makes much of the modern world possible is often done by building up simple molecules to sophisticated compounds in step-by-step chemical processes. The products that are incorporated in each step are known as intermediates and they can be as varied as the end uses they serve, such as crop protection products, dyes and pigments, textiles, fuel additives, electronics - essentially all things chemical.

Aceto provides various specialty chemicals for the food, flavor, fragrance, paper and film industries. Aceto’s raw materials are also used in sophisticated technology products, such as high-end electronic parts used for photo tooling, circuit boards, production of computer chips, and in the production of many of today's modern gadgets.

According to an April 15, 2016 Federal Reserve Statistical Release, in the first quarter of calendar year 2016, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 4.9%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market and have several additional products. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market. In the National Agricultural Statistics Services release dated June 30, 2015, the total crop acreage planted in the United States in 2015 remained relatively flat at 326 million acres compared to 327 million acres in 2014. The number of peanut acres planted in 2015 increased 18% from 2014 levels while sugarcane acreage harvested increased 3% from 2014. In addition, the potato acreage harvested in 2015 rose approximately 1% from the 2014 level.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2016 and 2015. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2016 Compared to Nine Months Ended March 31, 2015

	Net Sales by Segment Nine months ended March 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$175,306	41.4%	$160,808	40.2%	$14,498	9.0%
Pharmaceutical Ingredients	118,496	28.0	111,104	27.7	7,392	6.7
Performance Chemicals	129,298	30.6	128,452	32.1	846	0.7

Net sales	$423,100	100.0%	$400,364	100.0%	$22,736	5.7%

	Gross Profit by Segment Nine months ended March 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$61,172	34.9%	$50,829	31.6%	$10,343	20.3%
Pharmaceutical Ingredients	20,870	17.6	19,750	17.8	1,120	5.7
Performance Chemicals	26,696	20.6	23,689	18.4	3,007	12.7

Gross profit	$108,738	25.7%	$94,268	23.5%	$14,470	15.3%

Net Sales

Net sales increased $22,736, or 5.7%, to $423,100 for the nine months ended March 31, 2016, compared with $400,364 for the prior period. We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $14,498 for the nine months ended March 31, 2016, to $175,306, which represents a 9.0% increase over net sales of $160,808 for the prior period, largely driven by an increase in sales of Rising products of $14,728. The increase in Rising sales is primarily driven by price increases experienced in the prior year on certain products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $7,392 or 6.7% to $118,496, when compared to the prior period net sales of $111,104. The increase in sales for this segment is due in part to a $10,699 rise in sales of APIs sold abroad, specifically by our Singapore and German operations. This increase is partially offset by a decline of $4,227 in domestic sales of intermediates, which represent key components used in the manufacture of certain drug products. The primary reason for the decline in intermediates is due to lack of demand and timing of orders for several products, the majority of which are expected to be realized in future quarters.

Performance Chemicals

Net sales for the Performance Chemicals segment was $129,298 for the nine months ended March 31, 2016, representing an increase of $846 or 0.7%, from net sales of $128,452 for the prior period. The primary reason for the increase in net sales for Performance Chemicals is a rise of $9,818 in sales of our agricultural protection products, predominantly from an increase in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, as well as an increase in sales volume of our sprout inhibitor products, which extends the storage life of potatoes, and an herbicide used to control sedge on rice. The increases in the agricultural protection products business are partially offset by a decrease of $10,197 in domestic sales of products sold by our Specialty Chemicals business. This decrease in domestic specialty chemicals sales includes an $8,130 drop in sales of agricultural, dye, pigment and miscellaneous intermediates, as well as a $1,111 decline in sales of polymer additives. In addition, overall sales of Specialty Chemicals are down due to the government devaluation of the Chinese Renminbi, as well as the significant drop in oil prices, resulting in reduced customer pricing.

Gross Profit

Gross profit increased $14,470 to $108,738 (25.7% of net sales) for the nine months ended March 31, 2016, as compared to $94,268 (23.5% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $61,172 for the nine months ended March 31, 2016 increased $10,343, or 20.3%, over the prior period. The gross margin of 34.9% was higher than the prior period’s gross margin of 31.6%. The increase in gross profit and gross margin in the Human Health segment predominantly relates to price increases experienced in the prior year on certain Rising products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $20,870 for the nine months ended March 31, 2016 increased $1,120, or 5.7%, over the prior period. The gross margin of 17.6% was relatively consistent to the prior period’s gross margin of 17.8%. The increase in gross profit is predominantly the result of the increase in the sales volume of APIs sold abroad, specifically by our Singapore and German operations.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $26,696 for the nine months ended March 31, 2016, versus $23,689 for the prior year, an increase of $3,007, or 12.7%. The gross margin at 20.6% for the nine months ended March 31, 2016 was also higher than the prior year’s gross margin of 18.4%. The increase in gross profit is due to $1,965 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a wide-range insecticide that is used on various crops, a sprout inhibitor that extends the storage life of potatoes, as well as an herbicide used to control sedge on rice. The Performance Chemicals segment also experienced favorable gross margin impact in the Specialty Chemicals business resulting in overall increased gross profit of $1,042, due to a decline in sales of lower margin products, as well as $376 of duty refunds related to the Generalized System of Preferences, a tariff system which expired in July 2013 and was not renewed until July 2015. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A of $56,377 for the nine months ended March 31, 2016 was relatively flat compared to $56,320 for the prior period. As a percentage of sales, SG&A decreased from 14.1% to 13.3% for the nine months ended March 31, 2016 versus the prior period.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $6,280 for the nine months ended March 31, 2016 compared to $3,223 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the nine months ended March 31, 2016 operating income was $46,081 compared to $34,725 in the prior period, an increase of $11,356 or 32.7%.

Interest Expense

Interest expense was $4,766 for the nine months ended March 31, 2016, an increase of $1,773 or 59.2% from the prior period. The increase is primarily due to a $420 payment associated with the termination of an interest rate swap, as well as $1,771 amortization of the debt discount associated with the offering of Convertible Senior Notes.

Interest and Other Income, Net

Interest and other income, net was $2,305 for the nine months ended March 31, 2016, an increase of $2,281 from the prior period, primarily due to decreases in unrealized foreign exchange losses. For the nine months ended March 31, 2015, we experienced unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2016 decreased to 35.8% compared to 37.5% for the prior period. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to United States in fiscal 2016.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Net Sales by Segment Three months ended March 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$58,780	37.2%	$56,305	38.6%	$2,475	4.4%
Pharmaceutical Ingredients	45,841	29.0	40,548	27.8	5,293	13.1
Performance Chemicals	53,305	33.8	48,943	33.6	4,362	8.9

Net sales	$157,926	100.0%	$145,796	100.0%	$12,130	8.3%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$19,125	32.5%	$19,957	35.4%	$(832)	(4.2)%
Pharmaceutical Ingredients	8,648	18.9	6,674	16.5	1,974	29.6
Performance Chemicals	10,516	19.7	9,967	20.4	549	5.5

Gross profit	$38,289	24.2%	$36,598	25.1%	$1,691	4.6%

Net Sales

Net sales increased $12,130, or 8.3%, to $157,926 for the three months ended March 31, 2016, compared with $145,796 for the prior period. We reported sales increases in all three of our business segments.

Human Health

Net sales for the Human Health segment increased by $2,475 for the three months ended March 31, 2016, to $58,780, which represents a 4.4% increase over net sales of $56,305 for the prior period, largely driven by an increase in sales of Rising products of $2,931. The increase in Rising sales is primarily driven by price increases experienced in the prior year on certain products.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $5,293 or 13.1% for the three months ended March 31, 2016 to $45,841, when compared to the prior period net sales of $40,548. The increase in sales for this segment is due in part to a $2,381 rise in sales of APIs sold abroad, specifically by our Singapore and German operations, as well as an increase of $2,592 in sales of intermediates, sold abroad, principally by our German and French operations.

Performance Chemicals

Net sales for the Performance Chemicals segment was $53,305 for the three months ended March 31, 2016, representing an increase of $4,362 or 8.9%, from net sales of $48,943 for the prior period. The primary reason for the increase in net sales for Performance Chemicals is an increase of $8,044 in sales of our agricultural protection products, predominantly from an increase in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, as well as an increase in sales volume of our sprout inhibitor products, which extends the storage life of potatoes. In addition, the Performance Chemicals business segment experienced an increase of $1,331 in sales of specialty chemicals sold abroad. These increases are partially offset by a decline of $5,013 in domestic sales of products sold by our Specialty Chemicals business, of which $5,645 represents a drop in sales of agricultural, dye, pigment and miscellaneous intermediates.

Gross Profit

Gross profit increased $1,691 to $38,289 (24.2% of net sales) for the three months ended March 31, 2016, as compared to $36,598 (25.1% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $19,125 for the three months ended March 31, 2016 decreased $832, or 4.2%, over the prior period. The gross margin of 32.5% was lower than the prior period’s gross margin of 35.4%. The decrease in gross profit in the Human Health segment primarily relates to Rising, as gross profit was negatively impacted due to price protection on certain finished dosage form generic products. Price protection occurs when the invoice or contract prices of our products increase, effectively allowing customers to purchase products at previous prices for a specified period of time. The decrease in gross margin was primarily related to increased chargebacks on sales of Rising products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $8,648 for the three months ended March 31, 2016 increased $1,974, or 29.6%, over the prior period. The gross margin of 18.9% was higher than the prior period’s gross margin of 16.5%. The increase in gross profit and gross margin is predominantly the result of the increase in the sales volume of APIs sold abroad, which yielded additional gross profit of $1,364, specifically by our Singapore and German operations. In addition, gross profit increased $421 due to increased sales of intermediates sold by our international operations, principally by our German and French subsidiaries.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $10,516 for the three months ended March 31, 2016, versus $9,967 for the prior year, an increase of $549, or 5.5%. The gross margin of 19.7% for the three months ended March 31, 2016 was lower than the prior year’s gross margin of 20.4%. The increase in gross profit is primarily due to $464 rise in gross profit on specialty chemicals sold abroad.

Selling, General and Administrative Expenses

SG&A increased $431, or 2.3%, to $19,498 for the three months ended March 31, 2016 compared to $19,067 for the prior period. As a percentage of sales, SG&A decreased to 12.3% from 13.1% for the three months ended March 31, 2016 versus the prior period. The increase in SG&A is due to increased payroll and fringe benefits due to annual salary increases and increased stock-based compensation expense. SG&A for the current period also included $1,160 of transaction costs related to a potential acquisition of a target company that we evaluated in the third quarter but ultimately determined not to pursue. These increases in SG&A were offset in part by $833 reversal of contingent consideration related to the PACK acquisition and $241 reversal of contingent consideration related to the acquisition of a company in France, due to management’s evaluation and assessment of the potential earnout amounts defined in the purchase agreements.

Research and Development Expenses

R&D expenses increased to $2,319 for the three months ended March 31, 2016 compared to $2,101 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. During the three months ended March 31, 2016, one ANDA was approved by the FDA and three products were launched by Aceto. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended March 31, 2016 operating income was $16,472 compared to $15,430 in the prior period, an increase of $1,042 or 6.8%.

Interest Expense

Interest expense was $2,157 for the three months ended March 31, 2016, an increase of $1,205 or 126.6% from the prior period. The increase is primarily due to $1,184 amortization of the debt discount associated with the offering of Convertible Senior Notes.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $1,229 of income for the three months ended March 31, 2016, compared to $852 of expense in the prior period. The increase is primarily due to decreases in unrealized foreign exchange losses, as well as an increase in income related to a joint venture for one of our agricultural protection products. For the three months ended March 31, 2015, we experienced $1,360 of unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2016 decreased to 32.9% compared to 38.3% for the prior period. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to United States in fiscal 2016.

Liquidity and Capital Resources

Cash Flows

At March 31, 2016, we had $53,093 in cash, of which $23,684 was outside the United States, $2,394 in short-term investments, all of which is held outside the United States, and $117,426 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $240,933 at March 31, 2016 compared to $185,310 at June 30, 2015. The $23,684 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2016 increased $19,073 from the amount at June 30, 2015.

Operating activities for the nine months ended March 31, 2016 provided cash of $17,023 for this period, as compared to cash provided of $6,556 for the comparable period. The $17,023 resulted from $27,992 in net income and $13,296 derived from adjustments for non-cash items less a net $24,265 decrease from changes in operating assets and liabilities. The non-cash items included $9,476 in depreciation and amortization expense, $1,849 of earnings on an equity investment in a joint venture, $289 for deferred income taxes, $2,084 for amortization of debt issuance costs and debt discount and $4,965 in non-cash stock compensation expense. Trade accounts receivable increased $14,595 during the nine months ended March 31, 2016, due predominantly to an increase in sales in the third quarter of fiscal 2016 as compared to the fourth quarter of fiscal 2015, as well as an increase in days sales outstanding, particularly on our international sales and sales of our Agricultural Protection Products. Other receivables increased $1,259 due primarily to an increase in other receivables at our Rising subsidiary related to supplier reimbursements. Inventories increased by $4,120 and accounts payable increased by $5,604 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary as a result of a delay in sales of a fungicide used to prevent disease on pecan crops expected to be shipped in the first quarter of fiscal 2017 and a build-up of inventory at our Rising subsidiary. Accrued expenses and other liabilities decreased $9,714 due to a decrease in accrued compensation as fiscal 2015 performance award payments were made in September 2015, as well as a decline in price concessions for our Rising subsidiary and timing of income tax payments. Our cash position at March 31, 2015 decreased $9,188 from the amount at June 30, 2014. Operating activities for the nine months ended March 31, 2015 provided cash of $6,556 for this period, as compared to cash provided of $13,086 for the comparable period. The $6,556 resulted from $19,847 in net income and $9,896 derived from adjustments for non-cash items less a net $23,187 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2016 used cash of $10,842. This use of cash reflects purchases of intangible assets and property and equipment of $11,829, partially offset by sales of investments in time deposits of $1,006. In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, of which Dutasteride Softgel Capsules 0.5mg was launched in November 2015. Investing activities for the nine months ended March 31, 2015 used cash of $3,211 for purchases of property and equipment, intangible assets and investments.

Financing activities for the nine months ended March 31, 2016 provided cash of $12,511. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,648 of bank borrowings. Financing activities also included $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $5,351 payment of cash dividends and $1,169 of excess income tax benefits on stock option exercises and restricted stock. Financing activities for the nine months ended March 31, 2015 used cash of $8,317 primarily from $12,294 of repayment of bank borrowings, $5,232 payment of cash dividends, $3,000 payment of contingent consideration to the former owners of Rising, as well as $3,500 deferred consideration paid to these former owners. This use of cash was offset by bank borrowings of $14,000, proceeds of $1,039 received from the exercise of stock options and $670 of excess income tax benefit on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At March 31, 2016, the Company had available lines of credit with foreign financial institutions totaling $7,565, all of which are available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015 to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under the First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of March 31, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at March 31, 2016 and June 30, 2015 respectively.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. We were in compliance with all covenants at March 31, 2016.

Working Capital Outlook

Working capital was $240,933 at March 31, 2016 versus $185,310 at June 30, 2015. We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash.

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

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $1,464 through fiscal 2016.

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

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) that replaces existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. ASU 2016-02 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of ASU 2016-02.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for Aceto beginning in the first quarter of fiscal 2018, with early adoption permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

Investment Market Price Risk

We had short-term investments of $2,394 at March 31, 2016 and $3,416 at June 30, 2015. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2016, we had foreign currency contracts outstanding that had a notional amount of $56,185. At June 30, 2015 our outstanding foreign currency contracts had a notional amount of $51,252. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2016 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On March 31, 2016, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of March 31, 2016, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,109. On June 30, 2015 such potential loss amounted to $7,440. Actual results may differ.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2015, we are subject to various environmental proceedings for which there were no material changes during the three months ended March 31, 2016.

Item 1A. Risk Factors

In November 2015, we offered $143,750 aggregate principal amount of Convertible Senior Notes due 2020 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. We have set forth below certain risk factors pertaining to the Notes. In addition to the information set forth below and other risk factors set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2015. All such risk factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described herein and in our Form 10-K for the year ended June 30, 2015 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

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

ACETO CORPORATION

DATE	May 6, 2016	BY	s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	May 6, 2016	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

