Form 10-K
period 2016-06-30
ACETO CORP
filed 2016-08-26
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2015 as reported on the NASDAQ Global Select Market was approximately $774,640,722.

The Registrant has 29,648,664 shares of common stock outstanding as of August 22, 2016.

Documents incorporated by reference: The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2016

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

Item 1. Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise. Aceto was incorporated in 1947 in the State of New York. We are an international company engaged in the marketing, sales and distribution of finished dosage form generic pharmaceuticals, nutraceutical products, pharmaceutical active ingredients and intermediates, specialty performance chemicals inclusive of agricultural intermediates and agricultural protection products. Our business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, we believe that our global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. No single supplier accounted for as much as 10% of purchases in fiscal 2016 and 2015.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under the Rising label to leading wholesalers, chain drug stores, distributors and mass merchandisers. As part of our asset-light model, products are developed in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. Leveraging our extensive experience supplying active pharmaceutical ingredients and pharmaceutical intermediates, Aceto entered the end-user segment of the generic pharmaceuticals industry in 2010 through the acquisition of Rising, a U.S. marketer and distributor of finished dosage form generics founded in the early 1990s. To supplement our organic growth and further expand into the U.S. generic pharmaceuticals industry, Rising Pharmaceuticals acquired PACK Pharmaceuticals, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014. During fiscal 2015, PACK was fully integrated with Rising and is now part of Rising’s operations in New Jersey. Rising, a wholly-owned subsidiary of Aceto, is an integral component of Aceto's continued strategy to become a Human Health oriented company.

In September 2015, we purchased three Abbreviated New Drug Applications (“ANDAs”) for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, from which Dutasteride Softgel Capsules 0.5mg was launched in November 2015.

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

Pharmaceutical Ingredients

The Pharmaceutical Ingredients segment has two product groups: Active Pharmaceutical Ingredients (APIs) and Pharmaceutical Intermediates.

We supply APIs to many of the major generic drug companies, who we believe view Aceto as a valued partner in their effort to develop and market generic drugs. The process of introducing a new API from pipeline to market spans a number of years and begins with Aceto partnering with a generic pharmaceutical manufacturer and jointly selecting an API, several years before the expiration of a composition of matter patent, for future genericizing. We then identify the appropriate supplier, and concurrently utilizing our global technical network, work to ensure that the supplier meets standards of quality to comply with regulations. Our client, the generic pharmaceutical company, will submit the ANDA for U.S. Food and Drug Administration (“FDA”) approval or European-equivalent approval. The introduction of the API to market occurs after all the development testing has been completed and the ANDA or European-equivalent is approved and the patent expires or is deemed invalid. Our goal is to have, at all times, a pipeline of APIs at various stages of development both in the United States and Europe. Additionally, as the pressure to lower the overall cost of healthcare increases, Aceto has focused on, and works very closely with our customers to develop new API opportunities to provide alternative, more economical, second-source options for existing generic drugs. By leveraging our worldwide sourcing, regulatory and quality assurance capabilities, we provide to generic drug manufacturers an alternative, economical source for existing API products.

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

Aceto is a major supplier to many different industrial segments providing chemicals used in the manufacture of plastics, surface coatings, cosmetics and personal care, textiles, fuels and lubricants. The paint and coatings industry produces products that bring color, texture, and protection to houses, furniture, packaging, paper, and durable goods. Many of today's coatings are eco-friendly, by allowing inks and coatings to be cured by ultraviolet light instead of solvents, or allowing power coatings to be cured without solvents. These growing technologies are critical in protecting and enhancing the world's ecology. Aceto seeks to supply the specialty additives that make modern coating techniques possible.

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

According to a July 15, 2016 Federal Reserve Statistical Release, in the second quarter of calendar year 2016, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decrease at an annual rate of 0.3%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes potential future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us. We expect to continue to offer new product additions in this market. In the National Agricultural Statistics Services release dated June 30, 2016, the total crop acreage planted in the United States in 2016 increased 1.5% to 323 million acres from 319 million acres in 2015. The number of peanut acres planted in 2016 decreased 2% from 2015 levels while sugarcane acreage harvested increased 3% from 2015. In addition, the potato acreage harvested in 2016 declined approximately 3% from the 2015 level.

Research and Development Expenses

Research and development expenses (R&D) represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. R&D expenses during fiscal years 2016, 2015 and 2014 were $7,937, $5,942 and $5,222 respectively.

Long-lived Assets

Long-lived assets, excluding property held for sale, by geographic region as of June 30, 2016, 2015 and 2014 were as follows:

	Long-lived assets
	2016	2015	2014
United States	$152,701	$152,886	$160,544
Europe	2,504	2,544	3,458
Asia-Pacific	1,781	1,893	2,042
Total	$156,986	$157,323	$166,044

Suppliers and Customers

We will only purchase products from specifically approved plants that meet our strict guidelines for quality. We periodically visit our suppliers to evaluate their ability to deliver satisfactory products on a timely and cost efficient basis, and their quality system, facilities and equipment system, materials system, production system, packaging and labeling system and laboratory control system. During the fiscal years ended June 30, 2016 and 2015 approximately 56% and 65%, respectively, of our purchases were from Asia and approximately 22% and 12%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia. We will continue our program of regular visits to our suppliers' plants, and will continue to educate them on the quality of product and service required by our customers. Aceto is uniquely able to do this, as almost all of our sales representatives are technically trained (chemists, chemical engineers, biologists, pharmacologists, etc.) most with in-plant or industrial laboratory experience that allows them to effectively communicate customer requirements to sourcing teams. Our customers include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2016, 2015 and 2014, sales made to customers in the United States totaled $380,533, $369,663 and $325,190, respectively. Sales made to customers outside the United States during fiscal years 2016, 2015 and 2014 totaled $177,991, $177,288 and $184,989, respectively, of which, approximately 56%, 62% and 59%, respectively, were to customers located in Europe. One customer (AmerisourceBergen Corporation) accounted for 14% of net sales in fiscal 2016 and 13% of net sales in 2015. No single customer accounted for as much as 10% of net sales in fiscal 2014. No single product accounted for as much as 10% of net sales in fiscal 2016, 2015 or 2014.

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

Certain of our products involve the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive laws and regulations relating to the storage, handling, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We have designed safety procedures to comply with the standards prescribed by federal, state and local regulations. We promote the use of environmentally friendly recyclable packaging by our suppliers. We endeavor to meet our customers' packaging requirements. We only use warehouses and carriers approved to handle chemicals and that have appropriate permits and licenses.

Our global quality assurance network, with regional managers in the U.S., Europe and Asia, seeks to ensure that the quality of a product meets both its specifications and intended use. Our technical network performs a service that allows Aceto to source and qualify APIs, pharmaceutical intermediates, finished dosage form generics, agricultural products, specialty chemicals, and nutraceutical products from around the world. It also provides substantial regulatory support and technical assistance to manufacturers worldwide, enabling them to meet the stringent regulatory guidelines that govern the pharmaceutical, nutraceutical, specialty chemicals and agricultural protection industries.

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

Employees

At June 30, 2016, we had 270 employees, none of whom were covered by a collective bargaining agreement.

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

The approval process for generic pharmaceutical products often results in the FDA granting final approval simultaneously or within close proximity to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces a generic firm to face immediate competition when it introduces a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle. As a result, we could be unable to grow or maintain market share with respect to our generic pharmaceutical products, which could materially adversely affect our reputation, business, financial condition, operating results and cash flows.

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

Pharmaceutical product quality standards are steadily increasing and all products, including those already approved, may need to meet current standards. If our products are not able to meet these standards, we may be required to discontinue marketing and/or recall such products from the market.

Steadily increasing quality standards are applicable to pharmaceutical products still under development and those already approved and on the market. These standards result from product quality initiatives implemented by the FDA, and updated U.S. Pharmacopeial Convention (“USP”) Reference Standards. The USP is a scientific nonprofit organization that sets standards for the identity, strength, quality, and purity of medicines, food ingredients, and dietary supplements manufactured, distributed, and consumed worldwide. Pharmaceutical products approved prior to the implementation of new quality standards may not meet these standards, which could require us to discontinue marketing and/or recall such products from the market, either of which could have a material adverse effect on our business, financial position, results of operations and cash flows.

If brand pharmaceutical companies are successful in limiting the use of generics through their legislative and regulatory efforts, our sales of generic products may suffer.

Many brand pharmaceutical companies increasingly have used state and federal legislative and regulatory means to delay generic competition. These efforts have included:

•	pursuing new patents for existing products which may be granted just before the expiration of one patent which could extend patent protection for additional years or otherwise delay the launch of generics;
•	using the Citizen Petition process to request amendments to FDA standards;
•	seeking changes to U.S. Pharmacopoeia, an organization which publishes industry recognized compendia of drug standards;
•	attaching patent extension amendments to non-related federal legislation;
•	engaging in state-by-state initiatives to enact legislation that restricts the substitution of some generic drugs, which could have an impact on products that we are developing;
•	persuading regulatory bodies to withdraw the approval of brand name drugs for which the patents are about to expire and converting the market to another product of the brand company on which longer patent protection exists;
•	entering into agreements whereby other generic companies will begin to market an authorized generic, a generic equivalent of a branded product, at the same time or after generic competition initially enters the market;
•	filing suits for patent infringement and other claims that may delay or prevent regulatory approval, manufacture, and/or sale of generic products; and,
•	introducing “next-generation” products prior to the expiration of market exclusivity for the reference product, which often materially reduces the demand for the generic or the reference product for which we seek regulatory approval.

In the U.S., some companies have lobbied Congress for amendments to the Hatch-Waxman Act that would give them additional advantages over generic competitors. For example, although the term of a company’s drug patent can be extended to reflect a portion of the time an NDA is under regulatory review, some companies have proposed extending the patent term by a full year for each year spent in clinical trials rather than the one-half year that is currently permitted.

If proposals like these were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have material adverse effects on our reputation, business, financial condition, operating results and cash flows.

A proposed FDA rule allowing generic companies to distribute revised labels that differ from the corresponding reference listed drug (“RLD”) could have an adverse effect on our operations because of a potential increase in litigation exposure.

On November 13, 2013, the FDA issued a proposed rule (Docket No. FDA-2013-N-0500) titled "Supplemental Applications Proposing Labeling Changes for Approved Drugs and Biological Products." Pursuant to the rule, the FDA will change existing regulations to allow generic drug application holders, in advance of the FDA’s review, to distribute revised labeling, to reflect safety-related changes based on newly acquired information. Currently, the labels of generic drugs must conform to those of the corresponding RLD and any failure-to-warn claims against generic companies are preempted under U.S. Federal law. Once this rule is released, we could be found liable under such failure-to-warn claims if we do not revise our labeling to reflect safety-related changes promptly upon receipt of applicable safety information. While we proactively conduct surveillance for reported safety issues with our products, we cannot guarantee that this will prevent us from being found liable under a failure-to-warn claim. When this proposed regulatory change is adopted, it could increase our potential liability with respect to failure-to-warn claims, which, even if successfully defended, could have material adverse effects on our reputation, business, financial condition, operating results and cash flows.

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

The time necessary to develop generic drugs may adversely affect whether, and the extent to which, we receive a return on our capital.

We generally begin our development activities for a new generic drug product several years in advance of the patent expiration date of the brand-name drug equivalent. The development process, including drug formulation, testing, and FDA review and approval, often takes three or more years. This process requires that we expend considerable capital to pursue activities that do not yield an immediate or near-term return. Also, because of the significant time necessary to develop a product, the actual market for a product at the time it is available for sale may be significantly less than the originally projected market for the product, including the possibility that the product has become eligible for OTC sales.  If this were to occur, our potential return on our investment in developing the product, if approved for marketing by the FDA, would be adversely affected and we may never receive a return on our investment in the product.

 .

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

We rely on outside manufacturers to supply products for resale to our customers. Manufacturing problems, including, among other things, manufacturing delays caused by plant shutdowns, regulatory issues, damage or disruption to raw material supplies due to weather, including, among other things, any potential effects of climate change, natural disaster or fire, could occur. If such problems occur, we cannot assure you that we will be able to deliver our products to our customers profitably or on time.

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

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States and other Aceto markets must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA and other regulatory bodies. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we or one or more of our suppliers had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

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

Making interest and principal payments on our Convertible Senior Notes due 2020 (the “Notes”), which were issued in November 2015, requires and will continue to require a significant amount of cash, and we may not have sufficient cash flows from our business to make future interest and principal payments.

Our ability to continue to make scheduled interest payments and to make future principal payments on the Notes depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

We may not have the ability to raise the funds necessary to settle conversions of the Notes that we issued in November 2015 or to repurchase such Notes upon a fundamental change, and our senior secured credit facility contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of such Notes.

Holders of our Notes have the right to require us to repurchase their notes upon the occurrence of certain fundamental events (each, a “fundamental change”) at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the Notes, unless we elect to deliver solely shares of our common stock to settle such conversion (other than paying cash in lieu of delivering any fractional shares), we will be required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash upon conversions of notes being converted. In addition, our ability to repurchase the Notes or to pay cash upon conversions of the Notes is limited by agreements governing our existing senior secured credit facility, and may be further limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase notes at a time when the repurchase is required by the indenture governing the Notes or to pay any cash payable on future conversions of the Notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could, if not cured within applicable time periods, lead to a default under agreements governing our existing senior secured credit facility, and could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or make cash payments upon conversions thereof.

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

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with any action brought against them in such capacity, except in matters as to which they are adjudged to have breached a duty to us. The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have ”directors and officers” insurance policies that should cover all or some of this potential exposure, we could be adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits.

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce worldwide. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2016 and 2015, approximately 32% and 33%, respectively of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries. In addition, in fiscal year 2016, approximately 56% and 22% of our purchases came from Asia and Europe, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

Our stock repurchase program could affect the price of our common stock and increase volatility. The repurchase program may be suspended or terminated at any time, which could result in a decrease in the trading price of our common stock.

In May 2014, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2017. Under the stock repurchase program, the Company is authorized, but not obligated, to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. Repurchases pursuant to our stock repurchase program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also potentially reduce the market liquidity for our stock. Although the stock repurchase program is intended to enhance long-term stockholder value, we cannot provide assurance that this will occur. The stock repurchase program may be suspended or terminated at any time, and we have no obligation to repurchase any amount of our common stock under the program.

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

Complying with changing laws, regulations and standards relating to corporate governance and public disclosure, including, among others, the Sarbanes-Oxley Act of 2002 and new SEC regulations, will require the Company to expend additional resources. We are committed to maintaining the highest standards of corporate governance and public disclosure. As a result, we may be required to continue to invest necessary resources to comply with evolving laws, regulations and standards, and this investment could result in increased expenses and a diversion of management time and attention from revenue-generating activities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2010, we purchased a building in Port Washington, New York, which is the site of our global headquarters. We moved our corporate offices into this new building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2016, had an outstanding balance of $2,960.

Since the closing of the Rising acquisition on December 31, 2010, the Company leases approximately 41,000 gross square feet of office space in Allendale, New Jersey. This lease expires in October 2017.

In November 2007, we purchased approximately 2,300 gross square meters of land along with 12,000 gross square feet of office space in Mumbai, India.

Arsynco owns a 12-acre parcel in Carlstadt, New Jersey.

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

In March 2006, Arsynco received notice from the United States Environmental Protection Agency (“EPA”) of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owner of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since the amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.” The following table states the fiscal year 2015 and 2016 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW

FISCAL YEAR 2015
First Quarter	$22.75	$16.52
Second Quarter	23.23	18.11
Third Quarter	22.64	19.21
Fourth Quarter	25.97	18.03

FISCAL YEAR 2016
First Quarter	$31.75	$21.21
Second Quarter	32.20	24.27
Third Quarter	26.90	19.20
Fourth Quarter	24.84	20.00

Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal years 2016, 2015 and 2014.

As of August 22, 2016, there were 248 holders of record of our common stock.

28,690,975 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, (c) the total return of our Prior Peer Group and (d) total return of our Current Peer Group. We have decided to change our peer group comparison to a new Peer Group (Current Peer Group) consisting of 14 companies selected by us to reflect our current business strategy of focusing more on the end market pharmaceutical space. The Current Peer group companies included: Albany Molecular Research, Inc., American Vanguard Corporation, Balchem Corporation, Cambrex Corporation, Impax Laboratories, Inc., Innophos Holdings, Inc., Innospec Inc., Lannett Company, Inc., Lawson Products, Inc., Medicines Company (The), Prestige Brand Holdings, Inc., Quaker Chemical Corporation, Sagent Pharmaceuticals, Inc. and Usana Health Sciences, Inc. We believe that the companies included in the Current Peer Group are more comparable to Aceto on a combined basis by including more human health companies and fewer specialty chemical companies to reflect our continued strategy to become a Human Health oriented company. Going forward, we expect to include the Current Peer Group and not the Prior Peer Group.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, the Prior Peer Group and the Current Peer Group on June 30, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2011

ASSUMES DIVIDEND REINVESTMENT

FISCAL YEAR ENDING JUNE 30, 2016

	Aceto Corporation	S&P 500 Index	Prior Peer Group	Current Peer Group
June 30, 2011	100	100	100	100
June 30, 2012	138	105	110	106
June 30, 2013	218	127	140	139
June 30, 2014	287	158	164	175
June 30, 2015	394	170	188	217
June 30, 2016	354	177	182	192

Item 6. Selected Financial Data

(In thousands, except per-share amounts)

Fiscal years ended June 30,	2016	2015	2014	2013	2012

Net sales	$558,524	$546,951	$510,179	$499,690	$444,388
Operating income	58,028	56,333	44,272	34,416	25,366
Net income	34,766	33,483	29,000	22,328	16,981

At year end

Working capital	$253,755	$185,310	$157,831	$128,393	$118,328
Total assets	540,778	489,774	467,984	323,430	299,280
Long-term liabilities (including long-term debt)	137,430	110,563	115,877	38,883	57,636
Shareholders’ equity	304,442	254,211	233,584	194,640	168,003

Income per common share

Basic income per common share from net income	$1.19	$1.17	$1.04	$0.83	$0.64
Diluted income per common share from net income	$1.18	$1.14	$1.02	$0.81	$0.63
Cash dividends per common share	$0.24	$0.24	$0.24	$0.22	$0.20

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

We are reporting net sales of $558,524 for the year ended June 30, 2016, which represents a 2.1% increase from the $546,951 reported in the comparable prior year. Gross profit for the year ended June 30, 2016 was $142,785 and our gross margin was 25.6% as compared to gross profit of $135,434 and gross margin of 24.8% in the comparable prior year. Our selling, general and administrative costs (“SG&A”) for the year ended June 30, 2016 increased to $76,820 from $73,159 which we reported in the prior year. Our net income increased to $34,766, or $1.18 per diluted share, compared to net income of $33,483, or $1.14 per diluted share for the prior year.

Our financial position as of June 30, 2016, remains strong, as we had cash, cash equivalents and short-term investments of $67,709, working capital of $253,755 and shareholders’ equity of $304,442.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under the Rising label to leading wholesalers, chain drug stores, distributors and mass merchandisers. As part of our asset-light model, products are developed in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. Leveraging our extensive experience supplying active pharmaceutical ingredients and pharmaceutical intermediates, Aceto entered the end-user segment of the generic pharmaceuticals industry in 2010 through the acquisition of Rising, a U.S. marketer and distributor of finished dosage form generics founded in the early 1990s. To supplement our organic growth and further expand into the U.S. generic pharmaceuticals industry, Rising Pharmaceuticals acquired PACK Pharmaceuticals, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014. During fiscal 2015, PACK was fully integrated with Rising and is now part of Rising’s operations in New Jersey. Rising, a wholly-owned subsidiary of Aceto, is an integral component of Aceto's continued strategy to become a Human Health oriented company.

In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, from which Dutasteride Softgel Capsules 0.5mg was launched in November 2015.

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

Aceto is a major supplier to many different industrial segments providing chemicals used in the manufacture of plastics, surface coatings, cosmetics and personal care, textiles, fuels and lubricants. The paint and coatings industry produces products that bring color, texture, and protection to houses, furniture, packaging, paper, and durable goods. Many of today's coatings are eco-friendly, by allowing inks and coatings to be cured by ultraviolet light instead of solvents, or allowing power coatings to be cured without solvents. These growing technologies are critical in protecting and enhancing the world's ecology and Aceto is focused on supplying the specialty additives that make modern coating techniques possible.

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

Aceto’s agricultural protection products include herbicides, fungicides and insecticides, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market.

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

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2016. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2016, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

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

The Company has arrangements with various third parties, such as drug store chains and managed care organizations, establishing prices for its finished dosage form generics. While these arrangements are made between Aceto and its customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with the Company’s concurrence, which establishes the pricing for certain products which the wholesalers provide. Upon each sale of finished dosage form generics, estimates of chargebacks, rebates, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. These estimates are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions.

Under certain arrangements, Aceto will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. As sales to the large wholesale customers increase or decrease, the reserve for chargebacks will also generally increase or decrease. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing and the level of inventory at the wholesalers. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

The Company estimates its provision for returns of finished dosage generics based on historical experience, product expiration dates, changes to business practices, credit terms and any extenuating circumstances known to management. While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends. The Company continually monitors the reserve for returns and makes adjustments when management believes that actual product returns may differ from the established reserve. Generally, the reserve for returns increases as net sales increase.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. Other rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. The Company provides a provision for government reimbursed rebates and other rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. Aceto regularly reviews the information related to these estimates and adjusts the provision accordingly.

Sales discount accruals are based on payment terms extended to customers.

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related reserve. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates.

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

Partnered Products

The Company has various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to the Company’s Rising subsidiary acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between Rising and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of Rising’s business. The nature and purpose of both of these arrangements is for the Company to act as a distributor of finished dose products to its customers.  Under these arrangements, the Company maintains distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, Rising is required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  The Company’s accounting policy with respect to these collaborative arrangements calls for the Company to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the pharmaceutical companies on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2016, 2015 and 2014, there was approximately $41,036, $51,352 and $26,972 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where Rising solely acts as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

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

As of June 30, 2016, we had current net deferred tax assets of $3,244 and non-current net deferred tax assets of $8,911. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

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

Stock-based Compensation

In accordance with GAAP, we are required to record the fair value of stock-based compensation awards as an expense.  All restricted stock grants include a service requirement for vesting. We have also granted restricted stock units that include either a performance or market condition. The fair value of restricted stock unit with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of our common stock on the date of grant. The fair value of market condition-based awards is estimated at the date of grant using a binomial lattice model or Monte Carlo Simulation. All models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

	Net Sales by Segment Year ended June 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$228,035	40.8%	$225,263	41.2%	$2,772	1.2%
Pharmaceutical Ingredients	161,011	28.8	149,296	27.3	11,715	7.8
Performance Chemicals	169,478	30.4	172,392	31.5	(2,914)	(1.7)

Net sales	$558,524	100.0%	$546,951	100.0%	$11,573	2.1%

	Gross Profit by Segment Year ended June 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$77,880	34.2%	$75,749	33.6%	$2,131	2.8%
Pharmaceutical Ingredients	28,752	17.9	26,683	17.9	2,069	7.8
Performance Chemicals	36,153	21.3	33,002	19.1	3,151	9.5

Gross profit	$142,785	25.6%	$135,434	24.8%	$7,351	5.4%

Net Sales

Net sales increased $11,573 or 2.1%, to $558,524 for the year ended June 30, 2016, compared with $546,951 for the prior year. We reported sales increases in our Human Health and Pharmaceutical Ingredients segments and a decrease in the Performance Chemicals segment.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $2,772 for the year ended June 30, 2016, to $228,035, which represents a 1.2% increase over net sales of $225,263 for the prior year, largely due to an increase in sales of Rising products of $2,951. The increase in Rising sales was primarily driven by price increases experienced in the prior year on certain products, partially offset by increased competition on certain products in our generic drugs portfolio.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $11,715 for the year ended June 30, 2016, to $161,011, which represents a 7.8% increase from net sales of $149,296 for the prior year. The increase in sales for this segment was due in part to a $14,479 rise in sales volume of APIs sold abroad, specifically by our Singapore and German operations. This increase was partially offset by a decline of $3,560 in sales of intermediates, which represent key components used in the manufacture of certain drug products. The primary reasons for the decline in intermediates was a reduction of demand and a delay in timing of orders for several products that are sold domestically, the majority of which are expected to be realized in future quarters.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $169,478 for the year ended June 30, 2016, representing a decrease of $2,914 or 1.7%, from net sales of $172,392 for the prior year. The primary reason for the decrease in net sales for Performance Chemicals was a decline of $13,775 in domestic sales of products sold by our Specialty Chemicals business. This decrease in domestic specialty chemicals sales includes an $8,833 drop in sales of agricultural, dye, pigment and miscellaneous intermediates, as well as a $1,553 decline in sales of polymer additives and a $1,915 decrease in products sold to the food, beverage and cosmetic industries. In addition, overall sales of Specialty Chemicals are down due to the government devaluation of the Chinese Renminbi, as well as the severe drop in oil prices, resulting in reduced customer pricing. The decreases in the Specialty Chemicals business are partially offset by an increase of $8,941 in sales of our agricultural protection products, predominantly from an increase in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, as well as an increase in sales volume of our sprout inhibitor products, which extends the storage life of potatoes and an herbicide used to control sedge on rice.

Gross Profit

Gross profit increased $7,351 or 5.4% to $142,785 (25.6% of net sales) for the year ended June 30, 2016, as compared to $135,434 (24.8% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $77,880 for the year ended June 30, 2016 increased $2,131, or 2.8%, over the prior year. The gross margin of 34.2% was higher than the prior year’s gross margin of 33.6%. The increase in gross profit and gross margin in the Human Health segment predominantly relates to price increases experienced in the prior year on certain Rising products. Overall, our Human Health segment has experienced gross profit pressure, including increased chargebacks, from the consolidation of wholesalers with retail drug chains. We expect the overall trend will persist, but Aceto will continue to defend its price position.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2016 for the Pharmaceutical Ingredients business increased by $2,069 or 7.8% over the prior year. The gross margin of 17.9% was unchanged from the prior year. The increase in gross profit is predominantly the result of the increase in the sales volume of APIs sold abroad, specifically by our Singapore and German operations, as well as favorable product mix on sales of domestic APIs.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $36,153 for the year ended June 30, 2016, versus $33,002 for the prior year, an increase of $3,151, or 9.5%. The gross margin at 21.3% for the year ended June 30, 2016 was also higher than the prior year’s gross margin of 19.1%. The increase in gross profit is due to $2,292 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a wide-range insecticide that is used on various crops, a sprout inhibitor that extends the storage life of potatoes, as well as an herbicide used to control sedge on rice. The Performance Chemicals segment also experienced favorable gross margin impact in the Specialty Chemicals business resulting in overall increased gross profit of $859, due to a decline in sales of lower margin products, as well as $376 of duty refunds related to the Generalized System of Preferences, a tariff system which expired in July 2013 and was not renewed until July 2015. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A increased $3,661, or 5.0%, to $76,820 for the year ended June 30, 2016 compared to $73,159 for the prior year. As a percentage of sales, SG&A increased from 13.4% to 13.8% for the year ended June 30, 2016 versus the prior year. The increase in SG&A is primarily due to increased stock-based compensation expense of $2,182. SG&A for the current year also included $1,213 of transaction costs related to a potential acquisition of a target company that we evaluated during the year but ultimately determined not to pursue, as well as $1,313 environmental remediation charge related to Arsynco. These increases in SG&A were offset in part by $833 reversal of contingent consideration related to the PACK acquisition and $241 reversal of contingent consideration related to the acquisition of a company in France, due to management’s evaluation and assessment of the potential earnout amounts defined in the purchase agreements. SG&A for the prior year included $1,618 environmental remediation charge related to Arsynco and $3,468 reversal of contingent consideration related to the PACK acquisition.

Research and Development Expenses

Research and development expenses (“R&D”) increased $1,995 or 33.6% to $7,937 for the year ended June 30, 2016 compared to $5,942 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

Fiscal 2016 operating income was $58,028 compared to $56,333 in the prior year, an increase of $1,695 or 3.0%.

Interest Expense

Interest expense was $6,997 for the year ended June 30, 2016, an increase of $3,043 from the prior year. The increase is primarily due to a $420 payment associated with the termination of an interest rate swap, as well as $2,974 amortization of the debt discount associated with the offering of Convertible Senior Notes.

Interest and Other Income, Net

Interest and other income, net was $2,823 for the year ended June 30, 2016, an increase of $1,337 from the prior year, primarily due to decreases in unrealized foreign exchange losses as well as an increase in income related to a joint venture for one of our agricultural protection products. For the year ended June 30, 2015, we experienced unrealized foreign exchange losses resulting from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the year ended June 30, 2016 decreased to 35.4% compared to 37.8% for the prior year.  The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States as well as a change in the business allocation percentages in certain states in the U.S.

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

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $27,129 for the year ended June 30, 2015, to $149,296, which represents a 15.4% decrease from net sales of $176,425 for the prior year. The primary reason for the decrease was due to a decline in sales of domestic APIs due to large reorders of a customer-launched API that occurred in the first and second quarters of fiscal 2014. Although we had two small orders for this product in fiscal 2015, the customer’s market success will ultimately dictate our on-going success with respect to this product; therefore we did not expect to see the same volume of business in fiscal 2015 as we did in fiscal 2014 for this product. In addition, domestic sales of APIs decreased due to a drop in reorders of two existing products. International sales of pharmaceutical ingredient products declined by $8,476 primarily due to an unfavorable impact from the strong U.S. dollar compared to the Euro. Of our three business segments, the Pharmaceutical Ingredients business has the largest proportion of its business in the Euro zone.

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

Human Health

Human Health segment’s gross profit of $75,749 for the year ended June 30, 2015 increased $27,253, or 56.2%, over the prior year. The gross margin of 33.6% was higher than the prior year’s gross margin of 30.3%. The increase in gross profit and gross margin in the Human Health segment related to the addition of PACK, the acquisition that occurred on April 30, 2014, sales volume increase related to product launches that occurred in the past two years and price increases on certain products. This increase was offset by a decline in gross profit on nutritional products attributable to the related sales volume decrease, as well as a drop in royalty income. In addition, wholesalers and retail drug chains have undergone significant consolidation, therefore gross margin in our generic business has been adversely affected by this consolidation in the industry.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2015 for the Pharmaceutical Ingredients business decreased by $9,932 or 27.1% over the prior year. The gross margin of 17.9% was also lower than the prior year’s gross margin of 20.8%. The decrease in both gross profit and gross margin was predominantly the result of the decline in the sales volume of reorders of a certain API, which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $33,002 for the year ended June 30, 2015, versus $29,592 for the prior year, an increase of $3,410, or 11.5%. The gross margin at 19.1% for the year ended June 30, 2015 was also higher than the prior year’s gross margin of 17.1%. The increase in gross profit and gross margin was primarily due to increased sales volume of agricultural, dye, pigment and miscellaneous intermediates as well as a favorable product mix on these specialty chemical items. In addition, the rise in gross profit and gross margin was due to a fungicide used to prevent disease on pecan crops, which is sold by our agricultural protection products business.

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

Interest Expense

Interest expense was $3,954 for the year ended June 30, 2015, an increase of $1,854 from the prior year. The increase was primarily due to higher average loan balance outstanding during the year ended June 30, 2015, pursuant to the Credit Agreement entered into in connection with the purchase of PACK.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2016, we had $66,828 in cash, of which $39,473 was outside the United States, $881 in short-term investments, all of which is held outside the United States and $118,789 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $253,755 at June 30, 2016 compared to $185,310 at June 30, 2015. The $39,473 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The cash located outside of the United States can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2016 increased $32,808 from the amount at June 30, 2015. Operating activities for the year ended June 30, 2016 provided cash of $31,831 for this period, as compared to cash provided of $8,343 for the prior year. The $31,831 resulted from $34,766 in net income and $21,150 derived from adjustments for non-cash items less a net $24,085 decrease from changes in operating assets and liabilities. The non-cash items included $12,698 in depreciation and amortization expense, $2,060 of earnings on an equity investment in a joint venture, $18 for deferred income taxes, $3,496 for amortization of debt issuance costs and debt discount, $1,074 reversal of contingent consideration, $1,313 environmental remediation charge related to Arsynco and $6,719 in non-cash stock compensation expense. Trade accounts receivable increased $6,149 during the year ended June 30, 2016, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains. Inventories increased by $2,489 and accounts payable decreased by $8,937 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary as a result of a delay in sales of a fungicide used to prevent disease on pecan crops expected to be shipped in the first quarter of fiscal 2017 and a build-up of inventory at our Rising subsidiary for both new and existing products. Accrued expenses and other liabilities decreased $7,689 due primarily to a decline in price concessions for our Rising subsidiary and timing of income tax payments for international tax jurisdictions.

Our cash position at June 30, 2015 decreased $8,877 from the amount at June 30, 2014. Operating activities for the year ended June 30, 2015 provided cash of $8,343 for this period, as compared to cash provided of $25,056 for the comparable period. The $8,343 was comprised of $33,483 in net income and $11,385 derived from adjustments for non-cash items less a net $36,525 decrease from changes in operating assets and liabilities. The non-cash items included $11,849 in depreciation and amortization expense, $3,468 reversal of contingent consideration in connection with the PACK acquisition, $1,761 of earnings on an equity investment in a joint venture, $1,874 for deferred income taxes, $1,618 environmental remediation charge related to Arsynco and $4,537 in non-cash stock compensation expense. Trade accounts receivable increased $44,181 during the year ended June 30, 2015, predominantly due to an increase in sales from the fourth quarter of 2014 of Rising products, which typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains, as well as the addition of PACK, which historically has had longer payment terms, causing an increase in days sales outstanding. Other receivables increased $5,644 due primarily to the timing of domestic income taxes paid as we were anticipating a tax refund of U.S. income taxes at that time, as well as remediation activity with BASF in connection with Arsynco and increase in value added taxes receivables for our France subsidiary. Accounts payable increased by $8,133 due to timing of payments processed at the end of the year. Accrued expenses and other liabilities increased $1,816 primarily due to an increase in price concessions and partnered products liabilities related to increased sales from Rising. This increase in accrued expenses and other liabilities was offset by timing of income tax payments. Distributions from a joint venture provided cash of $2,022. Our cash position at June 30, 2014 increased $9,666 from the amount at June 30, 2013. Operating activities for the year ended June 30, 2014 provided cash of $25,056 for this period, as compared to cash provided of $25,476 for the comparable 2013 period. The $25,056 was comprised of $29,000 in net income and $6,148 derived from adjustments for non-cash items less a net $10,092 decrease from changes in operating assets and liabilities.

Investing activities for the year ended June 30, 2016 used cash of $9,894. This use of cash reflects purchases of intangible assets and property and equipment of $12,377, partially offset by sales of investments in time deposits of $2,517. In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, from which Dutasteride Softgel Capsules 0.5mg was launched in November 2015. Investing activities for the year ended June 30, 2015 used cash of $4,901 for purchases of property and equipment, intangible assets and investments. Investing activities for the year ended June 30, 2014 used cash of $86,633, primarily from $86,140 of payments for net assets of businesses acquired and $1,891 for purchases of property and equipment and intangible assets. This use of cash was partially offset by cash received of $1,506 from the sale of investments.

Financing activities for the year ended June 30, 2016 provided cash of $10,855. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,697 of bank borrowings. Financing activities also included $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $7,084 payment of cash dividends and $1,219 of excess income tax benefits on stock option exercises and restricted stock. Financing activities for the year ended June 30, 2015 used cash of $8,245 primarily from $14,344 of repayment of bank borrowings, $6,964 payment of cash dividends, $4,500 payment of contingent consideration to the former owners of Rising, as well as $3,500 deferred consideration paid to these former owners. This use of cash was offset by bank borrowings of $19,000, proceeds of $1,273 received from the exercise of stock options and $790 of excess income tax benefit on stock option exercises and restricted stock. Financing activities for the year ended June 30, 2014 provided cash of $70,533 primarily from bank borrowings of $114,145, proceeds of $3,655 received from the exercise of stock options and $1,752 of excess income tax benefit on stock option exercises and restricted stock. This was offset by the use of cash of $40,713 for the repayment of bank borrowings, $1,500 of deferred consideration to the sellers of Rising and $6,806 payment of cash dividends.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At June 30, 2016, the Company had available lines of credit with foreign financial institutions totaling $7,397, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of June 30, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at June 30, 2016 and June 30, 2015 respectively.

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at June 30, 2016.

Working Capital Outlook

Working capital was $253,755 at June 30, 2016, compared to $185,310 at June 30, 2015. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own, and such transactions may require the use of cash.

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

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, were or will be used for general corporate purposes, increasing working capital and funding capital expenditures.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as make payments to various task force groups, which could approximate $1,802 through fiscal 2017.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $9,180 towards remediation of the property in fiscal 2017.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our Notes and bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, convertible debt, operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2016, we had no significant obligations for capital expenditures.

At June 30, 2016, contractual cash obligations and other commercial commitments were as follows:

	Payments Due and/or
	Amount of Commitment
Contractual Obligations	(Expiration per Period)

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt obligations (a)	$146,710	$197	$394	$146,119	$-

Interest on long term debt obligations (b)	12,458	2,875	5,750	3,833	-

Operating leases	2,745	1,419	1,254	72	-

Standby letters of credit	1,758	1,758	-	-	-

Unconditional purchase obligations	77,367	77,367	-	-	-

Total	$241,038	$83,616	$7,398	$150,024	$-

(a) Long-term debt obligations includes Convertible Senior Notes due November 2020 and assumes that no notes are converted prior to the November 1, 2020 maturity date. (See Note 9, Debt, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.).

(b) Represents 2% interest due semi-annually on our Convertible Senior Notes due November 2020 and assumes all interest is paid and the notes are not converted prior to the November 1, 2020 due date. This amount could change if any noteholders convert their notes prior to the due date.

Other significant commitments and contingencies include the following:

1.	A subsidiary of ours markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,802 through fiscal 2017, of which $0 has been accrued as of June 30, 2016 and June 30, 2015.

2.	We, together with our subsidiaries are subject to various claims which have arisen in the normal course of business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. While we have determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

3.	The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $19,400 and $21,200. Remediation commenced in fiscal 2010, and as of June 30, 2016 and 2015, a liability of $12,532 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2016, $1,313 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on our financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2016 and 2015 is $5,639 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

4.	In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since the amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

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

Impact of New Accounting Pronouncements

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As previously discussed in Note 9, the Company adopted ASU 2015-03 during the second quarter of fiscal year 2016.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. The Company has not determined the impact of adoption on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $881 at June 30, 2016 and $3,416 at June 30, 2015. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2016, we had foreign currency contracts outstanding that had a notional amount of $58,087. At June 30, 2015, our outstanding foreign currency contracts had a notional amount of $51,252. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2016, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On June 30, 2016, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of June 30, 2016, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,143. On June 30, 2015, such potential loss amounted to $7,440. Actual results may differ.

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

In conjunction with the Credit Agreement, dated as of April 30, 2014, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which had been designated as a cash flow hedge. The expiration date of this interest rate swap was April 30, 2019. In November 2015, the Company terminated the interest rate swap agreement resulting in a termination payment of $420, which is included in interest expense in the condensed consolidated statements of income for the year ended June 30, 2016. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which had been designated as a cash flow hedge and which expired on December 31, 2015. Aceto’s interest rate swaps were previously classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2016, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2016, was effective.

Our internal control over financial reporting as of June 30, 2016, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have audited Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Aceto Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2016 and our report dated August 26, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
August 26, 2016

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

The following table states certain information with respect to our equity compensation plans at June 30, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	302	$7.19	4,424
Equity compensation plans not approved by security holders	-	-	-
Total	302	$7.19	4,424

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Amended and Restated Certification of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

4.1	Indenture, dated November 16, 2015 between ACETO Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

10.4	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.10	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.14	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).
10.15	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.16	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.17	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.18	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.19	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.20	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.21	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.22	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.23	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.24	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.25	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.26	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.27	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.28	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.29	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.33	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.34	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.35	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.36	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.37	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.38	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.39	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.40	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.41	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.42	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.43	Purchase Agreement, dated November 10, 2015, by and among ACETO Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.44	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.45	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.46	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.47	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.48	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.49	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.50	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.51	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.52	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.53	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.54	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

None

ACETO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2016 and 2015

Consolidated statements of income for the years ended June 30, 2016, 2015 and 2014

Consolidated statements of comprehensive income for the years ended June 30, 2016, 2015 and 2014

Consolidated statements of cash flows for the years ended June 30, 2016, 2015 and 2014

Consolidated statements of shareholders’ equity for the years ended June 30, 2016, 2015 and 2014

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2016. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 26, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

August 26, 2016

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2016 AND 2015

(in thousands, except per-share amounts)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$66,828	$34,020
Investments	881	3,416
Trade receivables: less allowance for doubtful accounts (2016, $513; 2015, $691)	167,612	161,521
Other receivables	12,650	10,611
Inventory	98,107	95,596
Prepaid expenses and other current assets	3,339	3,096
Deferred income tax asset, net	3,244	2,050
Total current assets	352,661	310,310

Property and equipment, net	10,044	10,456
Property held for sale	6,868	6,574
Goodwill	67,871	67,870
Intangible assets, net	79,071	78,997
Deferred income tax asset, net	18,053	9,972
Other assets	6,210	5,595

TOTAL ASSETS	$540,778	$489,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$197	$10,197
Accounts payable	46,034	54,962
Accrued expenses	52,675	59,841
Total current liabilities	98,906	125,000

Long-term debt	118,592	99,960
Long-term liabilities	6,344	7,542
Environmental remediation liability	3,352	2,995
Deferred income tax liability	9,142	66
Total liabilities	236,336	235,563

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at June 30, 2016 and 40,000 shares authorized at June 30, 2015; 29,595 and 29,147 shares issued and outstanding at June 30, 2016 and 2015, respectively	296	292
Capital in excess of par value	115,667	93,807
Retained earnings	194,804	167,208
Accumulated other comprehensive loss	(6,325)	(7,096)
Total shareholders’ equity	304,442	254,211

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$540,778	$489,774

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

	2016	2015	2014

Net sales	$558,524	$546,951	$510,179
Cost of sales	415,739	411,517	395,476
Gross profit	142,785	135,434	114,703

Selling, general and administrative expenses	76,820	73,159	65,209
Research and development expenses	7,937	5,942	5,222
Operating income	58,028	56,333	44,272

Other (expense) income:
Interest expense	(6,997)	(3,954)	(2,100)
Interest and other income, net	2,823	1,486	2,502
	(4,174)	(2,468)	402

Income before income taxes	53,854	53,865	44,674
Provision for income taxes	19,088	20,382	15,674
Net income	$34,766	$33,483	$29,000

Basic income per common share	$1.19	$1.17	$1.04

Diluted income per common share	$1.18	$1.14	$1.02

Weighted average shares outstanding:
Basic	29,110	28,731	28,001
Diluted	29,581	29,247	28,563

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014

Net income	$34,766	$33,483	$29,000

Other comprehensive income (loss):
Foreign currency translation adjustments	368	(12,354)	2,609

Change in fair value of interest rate swaps	(149)	99	(179)

Reclassification for realized loss on interest rate swap included in interest expense	487	-	-

Defined benefit plans, net of tax of $31, $100 and $19 respectively	65	(213)	40

Total other comprehensive income (loss)	771	(12,468)	2,470

Comprehensive income	$35,537	$21,015	$31,470

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands)

	2016	2015	2014

Operating activities:
Net income	$34,766	$33,483	$29,000
Adjustments to reconcile net income to net cash provided by operating activities:		-	-
Depreciation and amortization	12,698	11,849	8,091
Amortization of debt issuance costs and debt discount	3,496	-	-
Provision for doubtful accounts	76	484	8
Non-cash stock compensation	6,719	4,537	3,156
Deferred income taxes	(18)	(1,874)	(3,083)
Earnings on equity investment in joint venture	(2,060)	(1,761)	(2,024)
Contingent consideration	(1,074)	(3,468)	-
Environmental remediation charge	1,313	1,618	-
Changes in assets and liabilities:
Trade receivables	(6,149)	(44,181)	(19,400)
Other receivables	136	(5,644)	1,353
Inventory	(2,489)	(229)	(7,764)
Prepaid expenses and other current assets	(243)	304	(232)
Other assets	(557)	1,254	57
Accounts payable	(8,937)	8,133	5,216
Accrued expenses and other liabilities	(7,689)	1,816	8,868
Distributions from joint venture	1,843	2,022	1,810
Net cash provided by operating activities	31,831	8,343	25,056

Investing activities:
Payment for net assets of businesses acquired	-	-	(86,140)
Purchases of investments	(34)	(2,720)	(108)
Sales of investments	2,517	-	1,506
Payments for intangible assets	(11,249)	(1,564)	(746)
Purchases of property and equipment, net	(1,128)	(617)	(1,145)
Net cash used in investing activities	(9,894)	(4,901)	(86,633)

Financing activities:
Proceeds from exercise of stock options	729	1,273	3,655
Excess income tax benefit on stock option exercises and restricted stock	1,219	790	1,752
Payment of cash dividends	(7,084)	(6,964)	(6,806)
Payment of deferred consideration	-	(3,500)	(1,500)
Payment of contingent consideration	(1,500)	(4,500)	-
Proceeds from convertible senior notes	143,750	-	-
Payment for debt issuance costs	(5,153)	-	-
Proceeds from sold warrants	13,685	-	-
Purchase of call option (hedge)	(27,174)	-	-
Termination payment for interest rate swap	(420)	-	-
Borrowings of bank loans	15,500	19,000	114,145
Repayment of bank loans	(122,697)	(14,344)	(40,713)
Net cash provided by (used in) financing activities	10,855	(8,245)	70,533

Effect of foreign exchange rate changes on cash	16	(4,074)	710

Net increase (decrease) in cash and cash equivalents	32,808	(8,877)	9,666
Cash and cash equivalents at beginning of period	34,020	42,897	33,231
Cash and cash equivalents at end of period	$66,828	$34,020	$42,897

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2013	27,831	$278	$72,845	$118,615	$2,902	$194,640
Net income	-	-	-	29,000	-	29,000
Other comprehensive income	-	-	-	-	2,470	2,470
Stock issued pursuant to employee stock incentive plans	7	-	93	-	-	93
Issuance of restricted stock, including dividends and net of forfeitures	282	3	(3)	-	-	-
Stock issued in connection with the PACK acquisition	260	3	5,682	-	-	5,685
Dividends declared ($0.24 per share)	-	-	-	(6,847)	-	(6,847)
Share-based compensation	-	-	3,136	-	-	3,136
Exercise of stock options	392	4	3,651	-	-	3,655
Tax benefit from employee stock incentive plans	-	-	1,752	-	-	1,752
Balance at June 30, 2014	28,772	$288	$87,156	$140,768	$5,372	$233,584

Net income	-	-	-	33,483	-	33,483
Other comprehensive loss	-	-	-	-	(12,468)	(12,468)
Stock issued pursuant to employee stock incentive plans	5	-	77	-	-	77
Issuance of restricted stock, including dividends and net of forfeitures	224	2	(2)	-	-	-
Dividends declared ($0.24 per share)	-	-	-	(7,043)	-	(7,043)
Share-based compensation	-	-	4,515	-	-	4,515
Exercise of stock options	146	2	1,271	-	-	1,273
Tax benefit from employee stock incentive plans	-	-	790	-	-	790
Balance at June 30, 2015	29,147	$292	$93,807	$167,208	$(7,096)	$254,211

Net income	-	-	-	34,766	-	34,766
Other comprehensive income	-	-	-	-	771	771
Stock issued pursuant to employee stock incentive plans	7	-	113	-	-	113
Issuance of restricted stock, net of forfeitures	346	3	(3)	-	-	-
Sale of warrants	-	-	13,685	-	-	13,685
Purchase of call option (hedge)	-	-	(27,174)	-	-	(27,174)
Allocation of proceeds from convertible senior notes	-	-	27,241	-	-	27,241
Equity component of debt issuance costs	-	-	(976)	-	-	(976)
Deferred taxes related to convertible senior notes	-	-	330	-	-	330
Dividends declared ($0.24 per share)	-	-	-	(7,170)	-	(7,170)
Share-based compensation	-	-	6,697	-	-	6,697
Exercise of stock options	95	1	728	-	-	729
Tax benefit from employee stock incentive plans	-	-	1,219	-	-	1,219
Balance at June 30, 2016	29,595	$296	$115,667	$194,804	$(6,325)	$304,442

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2016 and June 30, 2015 is $104 and $58, respectively, of restricted cash.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2016 and 2015 are as follows:

	2016	2015
Cumulative foreign currency translation adjustments	$(6,120)	$(6,488)
Fair value of interest rate swaps	-	(338)
Defined benefit plans, net of tax	(205)	(270)
Total	$(6,325)	$(7,096)

The foreign currency translation adjustments for the year ended June 30, 2016 primarily relate to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the proposal to amend Aceto’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000 shares to 75,000 shares.

Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal years 2016, 2015 and 2014. On August 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.065 per share to be distributed on September 20, 2016 to shareholders of record as of September 9, 2016.

On May 8, 2014, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2017. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. The Company did not repurchase shares in fiscal 2016 or fiscal 2015.

The Board of Directors has authority under the Company’s Restated Certificate of Incorporation to issue shares of preferred stock with voting and other relative rights to be determined by the Board of Directors.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Stock-based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. GAAP also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

All restricted stock grants include a service requirement for vesting. The Company has also granted restricted stock units that include either a performance or market condition. The fair value of restricted stock unit with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of Aceto’s common stock on the date of grant. The fair value of market condition-based awards is estimated at the date of grant using a binomial lattice model or Monte Carlo Simulation. All models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. Stock-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

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

The Company has arrangements with various third parties, such as drug store chains and managed care organizations, establishing prices for its finished dosage form generics. While these arrangements are made between Aceto and its customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with the Company’s concurrence, which establishes the pricing for certain products which the wholesalers provide. Upon each sale of finished dosage form generics, estimates of chargebacks, rebates, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. These estimates are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions.

Under certain arrangements, Aceto will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. As sales to the large wholesale customers increase or decrease, the reserve for chargebacks will also generally increase or decrease. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing and the level of inventory at the wholesalers. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

The Company estimates its provision for returns of finished dosage generics based on historical experience, product expiration dates, changes to business practices, credit terms and any extenuating circumstances known to management. While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends. The Company continually monitors the reserve for returns and makes adjustments when management believes that actual product returns may differ from the established reserve. Generally, the reserve for returns increases as net sales increase.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. Other rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. The Company provides a provision for government reimbursed rebates and other rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. Aceto regularly reviews the information related to these estimates and adjusts the provision accordingly.

Sales discount accruals are based on payment terms extended to customers.

The following table summarizes activity in the consolidated balance sheet for contra assets and liability for price concessions for the years ended June 30, 2016, 2015 and 2014:

	Accruals for Chargebacks, Returns and Other Allowances
			Government	Other	Sales
	Chargebacks	Returns	Reimbursed Rebates	Rebates	Discounts
Balance at June 30, 2013	$3,007	$8,092	$502	$1,545	$-
Current year provision	60,469	17,312	2,503	20,811	4,339
Credits issued during the year	(52,490)	(5,155)	(2,000)	(18,726)	(3,649)
Balance at June 30, 2014	$10,986	$20,249	$1,005	$3,630	$690
Current year provision	208,965	21,403	4,259	36,923	9,381
Credits issued during the year	(187,784)	(10,960)	(4,326)	(36,218)	(7,389)
Balance at June 30, 2015	$32,167	$30,692	$938	$4,335	$2,682
Current year provision	247,186	7,618	5,124	90,915	10,267
Credits issued during the year	(256,638)	(15,482)	(4,750)	(88,048)	(10,526)
Balance at June 30, 2016	$22,715	$22,828	$1,312	$7,202	$2,423

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related reserve. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. The Company has not experienced any significant changes in its estimates as it relates to its chargebacks, rebates or sales discounts in each of the years in the three year period ended June 30, 2016. During the year ended June 30, 2015, the Company recorded $3,497 in additional gross profit related to a change in estimate for product returns due to the most recent returns experience. The Company had not experienced any significant changes in its estimates as it relates to its product returns during the years ended June 30, 2016 and June 30, 2014.

Partnered Products

The Company has various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to the Company’s Rising subsidiary acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between Rising and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of Rising’s business. The nature and purpose of both of these arrangements is for the Company to act as a distributor of finished dose products to its customers.  Under these arrangements, the Company maintains distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, Rising is required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  The Company’s accounting policy with respect to these collaborative arrangements calls for the Company to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the pharmaceutical companies on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2016, 2015 and 2014, there was approximately $41,036, $51,352 and $26,972 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where Rising solely acts as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2016, 2015 and 2014:

	2016	2015	2014

Weighted average shares outstanding	29,110	28,731	28,001

Dilutive effect of stock options and restricted stock awards and units	471	516	562

Diluted weighted average shares outstanding	29,581	29,247	28,563

The Convertible Senior Notes (see Note 9) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

The components of property and equipment were as follows:

	June 30, 2016	June 30, 2015	Estimated useful life (years)
Machinery and equipment	$405	$401	3-7

Leasehold improvements	1,056	1,065	Shorter of asset life or lease term
Computer equipment and software	6,048	5,233	3-5
Furniture and fixtures	2,365	2,472	5-10
Automobiles	184	185	3
Building	8,690	8,682	20
Land	1,960	1,970	-
	20,708	20,008
Accumulated depreciation and amortization	10,664	9,552
	$10,044	$10,456

Property held for sale represents land and land improvements of $6,868 and $6,574 at June 30, 2016 and 2015, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $1,522, $1,571 and $1,430 for the years ended June 30, 2016, 2015, and 2014 respectively.

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

In accordance with GAAP, the Company tests goodwill and other intangible assets for impairment on at least an annual basis. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its carrying amount is greater than its fair value for a reporting unit, then it proceeds with the subsequent two-step process: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. The Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform step one of the two-step process. In fiscal 2016, the Company performed a qualitative assessment and in fiscal 2015, the Company performed step one of the two-step process.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

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

In conjunction with the Credit Agreement, dated as of April 30, 2014, the Company entered into an interest rate swap on April 30, 2014 for a notional amount of $25,750, which had been designated as a cash flow hedge. The expiration date of this interest rate swap was April 30, 2019. In November 2015, the Company terminated the interest rate swap agreement resulting in a termination payment of $420. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for a notional amount of $20,000, which had been designated as a cash flow hedge and which expired on December 31, 2015.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

(3) Business Combinations

PACK Pharmaceuticals, LLC

On April 30, 2014, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, acquired 100% of the issued and outstanding membership interests of PACK Pharmaceuticals, LLC (“PACK”). PACK, a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, had headquarters in Buffalo Grove, Illinois, a suburb of Chicago, Illinois. The Company believes that the acquisition of PACK by Rising has advanced Aceto’s strategy to expand further into the finished dosage pharmaceutical business. PACK and Rising had very similar business models including operating their businesses in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners, focusing on niche products and selling generic prescription products and over-the-counter pharmaceutical products under their respective labels to leading wholesalers, chain drug stores, distributors and mass market merchandisers. The purchase price was approximately $91,596, which was comprised of the issuance of 260 shares of Aceto common stock, valued at $5,685, and a cash payment of approximately $85,911. The purchase agreement also provided for a three-year earn-out of up to $15,000 in cash based on the achievement of certain performance-based targets. As of June 30, 2016 and 2015, the Company accrued $0 and $783 respectively, related to this contingent consideration. In the third quarter of fiscal 2016 and the fourth quarter of fiscal 2015, the Company reversed $833 and $3,468, respectively, of contingent consideration due to management’s evaluation and assessment of the performance-based targets. The $833 and $3,468 reversals are included in selling, general and administrative expenses in the Consolidated Statements of Income for the years ended June 30, 2016 and June 30, 2015 respectively.

Other

On December 10, 2013, the Company acquired all of the outstanding stock of a company in France which has been accounted for as a business combination. In the third quarter of fiscal 2016, the Company recorded $241 reversal of contingent consideration related to this acquisition due to management’s evaluation and assessment of the potential earnout amounts defined in the purchase agreements. The $241 reversal is included in selling, general and administrative expenses in the Consolidated Statements of Income for the year ended June 30, 2016.

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2016		June 30, 2015
	Fair Value	Cost Basis	Fair Value	Cost Basis

Held to Maturity Investments
Time deposits	$881	$920	$3,416	$3,393

The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and amounts are available for current operations.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Level 1 – Quoted market prices in active markets for identical assets or liabilities;

Level 2 – Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3 – Unobservable inputs that are not corroborated by market data.

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At June 30, 2016, the Company had foreign currency contracts outstanding that had a notional amount of $58,087. Unrealized losses on hedging activities for the years ended June 30, 2016, 2015, and 2014, amounted to $10, $703 and $40, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, dated as of April 30, 2014, the Company entered into an interest rate swap on April 30, 2014 for an additional interest cost of 1.63% on a notional amount of $25,750, which had been designated as a cash flow hedge. The expiration date of this interest rate swap was April 30, 2019. In November 2015, the Company terminated the interest rate swap agreement resulting in a termination payment of $420, which is included in interest expense in the consolidated statement of income for the year ended June 30, 2016. Pursuant to the requirements of the Credit Agreement, dated December 31, 2010, the Company was required to deliver Hedging Agreements (as defined in the agreement) fixing the interest rate on not less than $20,000 of the term loan at that time. Accordingly, in March 2011, the Company entered into an interest rate swap for an additional interest cost of 1.91% on a notional amount of $20,000, which had been designated as a cash flow hedge and which expired on December 31, 2015. Aceto’s interest rate swaps were previously classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

As of June 30, 2016 and June 30, 2015, the Company had $0 and $783, respectively, of contingent consideration related to the PACK acquisition, which was completed in April 2014 and $132 and $359, respectively, of contingent consideration related to the acquisition of a company in France, which occurred in December 2013. In addition, as of June 30, 2015, the Company had $1,480, of contingent consideration that was recorded at fair value in the Level 3 category, which related to the acquisition of Rising that was completed during fiscal 2011. The Rising contingent consideration was paid in September 2015. The contingent consideration was calculated using the present value of a probability weighted income approach.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Changes in contingent consideration during 2016 and 2015 are as follows:

Balance as of June 30, 2014	$9,904
Reversal of fair value of liability-PACK	(3,468)
Payments	(4,500)
Accrued interest expense	765
Change in foreign currency exchange rate	(79)
Balance as of June 30, 2015	$2,622
Reversal of fair value of liability-PACK	(833)
Reversal of fair value of liability-France	(241)
Payments	(1,500)
Accrued interest expense	85
Change in foreign currency exchange rate	(1)
Balance as of June 30, 2016	$132

During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level using a discounted cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 9). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The carrying amount of the Notes approximates a fair value of $134,400 at June 30, 2016 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate. A portion of the offering proceeds was used to simultaneously enter into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers in the offering of the Notes and privately negotiated warrant transactions with the option counterparties (see Note 9). The Company calculated the fair value of the bond hedge based on the price that was paid to purchase the call. The Company also calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from the Company. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2016 and 2015:

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$6,249	-	$6,249
Investments:
Time deposits	-	881	-	881

Foreign currency contracts-assets (1)	-	160	-	160
Foreign currency contracts-liabilities (2)	-	169	-	169
Contingent consideration (3)	-	-	$132	132

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2016.
(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2016.
(3)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2016.

	Fair Value Measurements at June 30, 2015 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$6,376	-	$6,376
Investments:
Time deposits	-	3,416	-	3,416

Foreign currency contracts-assets (4)	-	119	-	119
Foreign currency contracts-liabilities (5)	-	767	-	767
Derivative liability for interest rate swap (6)	-	338	-	338
Contingent consideration (7)	-	-	$2,622	2,622

(4)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(5)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(6)	$13 included in “Accrued expenses” and $325 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.
(7)	$1,480 included in “Accrued expenses” and $1,142 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2015.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

(6) Goodwill and Other Intangible Assets

As of June 30, 2016 and June 30, 2015, there was goodwill of $67,871 and $67,870, respectively.

Changes in the Company's goodwill during 2016 and 2015 are as follows:

	Human Health Segment	Pharmaceutical Ingredients Segment	Performance Chemicals Segment	Total Goodwill
Balance as of June 30, 2014	$64,461	$1,832	$223	$66,516
Measurement period adjustments	1,578	-	-	1,578
Changes in foreign currency exchange rates	-	(182)	(42)	(224)
Balance as of June 30, 2015	66,039	1,650	181	67,870
Changes in foreign currency exchange rates	-	1	-	1
Balance as of June 30, 2016	$66,039	$1,651	$181	$67,871

Intangible assets subject to amortization as of June 30, 2016 and 2015 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2016
Customer relationships	$21,761	$7,815	$13,946
Trademarks	1,868	1,800	68
Product rights and related intangibles	83,048	23,511	59,537
License agreements	6,611	5,531	1,080
EPA registrations and related data	13,591	9,927	3,664
Technology-based intangibles	155	140	15
	$127,034	$48,724	$78,310

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2015
Customer relationships	$21,664	$6,013	$15,651
Trademarks	1,868	1,756	112
Product rights and related intangibles	73,261	16,410	56,851
License agreements	6,037	4,568	1,469
EPA registrations and related data	12,800	8,683	4,117
Technology-based intangibles	155	118	37
	$115,785	$37,548	$78,237

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

As of June 30, 2016 and June 30, 2015, the Company also had $761 and $760, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. The change in trademarks with indefinite lives is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Amortization expense for intangible assets subject to amortization amounted to $11,176, $10,278 and $6,662 for the years ended June 30, 2016, 2015 and 2014, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ending June 30, 2017 through June 30, 2022 are as follows: 2017: $10,584; 2018: $9,815; 2019: $9,320; 2020: $8,830; 2021: $8,784 and 2022 and thereafter: $30,977.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2016 and 2015 were as follows:

	2016	2015
Accrued compensation	$6,880	$6,942
Accrued environmental remediation costs-current portion	9,180	8,084
Reserve for price concessions	31,342	35,965
Other accrued expenses	5,273	8,850
	$52,675	$59,841

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the total cost of remediation could be between $19,400 and $21,200. Remediation commenced in fiscal 2010, and as of June 30, 2016 and 2015, a liability of $12,532 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2016, $1,313 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2016 and 2015 is $5,639 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

In March 2006, Arsynco received notice from the United States Environmental Protection Agency (“EPA”) of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owner of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since the amount of the liability cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

(9) Debt

Long-term debt

	June 30,
	2016	2015

Convertible Senior Notes, net	$115,829	$-
Revolving bank loans	-	45,000
Term bank loans	-	62,000
Mortgage	2,960	3,157
	118,789	110,157
Less current portion	197	10,197
	$118,592	$99,960

Convertible Senior Notes

In November 2015, Aceto offered $125,000 aggregate principal amount of Convertible Senior Notes due 2020 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, Aceto granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional Notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The Notes are unsecured obligations of Aceto and rank senior in right of payment to any of Aceto’s subordinated indebtedness, equal in right of payment to all of Aceto’s unsecured indebtedness that is not subordinated, effectively junior in right of payment to any of Aceto’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior in right of payment to all indebtedness and other liabilities (including trade payables) of Aceto’s subsidiaries. Interest will be payable semi-annually in arrears. The Notes will be convertible into cash, shares of Aceto common stock or a combination thereof, at Aceto’s election, upon the satisfaction of specified conditions and during certain periods. The Notes will mature in November 2020. After deducting the underwriting discounts and commissions and other expenses (including the net cost of the bond hedge and warrant, discussed below), the net proceeds from the offering was approximately $125,108. The Notes pay 2.0% interest semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2016. The Notes are convertible into 4,328 shares of common stock, based on an initial conversion price of $33.215 per share.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Holders may convert all or any portion of their notes, in multiples of one thousand dollar principal amount, at their option at any time prior to the close of business on the business day immediately preceding May 1, 2020 only under the following circumstances: (i) during any calendar quarter (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day, (ii) during the five consecutive business day period after any five consecutive trading day period (which is referred to as the “measurement period”) in which the trading price per one thousand dollar principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of Aceto’s common stock and the conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events.

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount (with an offset to capital in excess of par value) of $27,241. The value of the embedded conversion option was determined based on the estimated fair value of the debt without the conversion feature, which was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt (see Note 5); the debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes.

Offering costs of $5,153 have been allocated to the debt and equity components in proportion to the allocation of proceeds to the components, as debt issuance costs and equity issuance costs, respectively. The debt issuance costs of $4,177 are being amortized as additional non-cash interest expense using the straight-line method over the term of the debt, since this method was not significantly different from the effective interest method. The $976 portion allocated to equity issuance costs was charged to capital in excess of par value. As discussed in Note 18, the Company adopted Accounting Standards Update 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs in the second quarter of fiscal 2016. The Company presents debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

The carrying value of the Notes is as follows:

June 30, 2016

Principal amount	$143,750
Unamortized debt discount	(24,267)
Unamortized debt issuance costs	(3,654)
Net carrying value	$115,829

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the year ended June 30:

Year Ended June 30, 2016

Contractual coupon	$1,788
Amortization of debt discount	2,974
Amortization of debt issuance costs	522
$5,284

Credit Facilities

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of June 30, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had open letters of credit of approximately $0 and $21 at June 30, 2016 and June 30, 2015 respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at June 30, 2016.

The Company has available lines of credit with foreign financial institutions. At June 30, 2016, the Company had available lines of credit with foreign financial institutions totaling $7,397. At June 30, 2015, the Company had available lines of credit with foreign financial institutions totaling $7,391. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at a fixed rate of 4.5% at June 30, 2016 and 5.0% at June 30, 2015 and 2014. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $0 in bank loans and $0 in letters of credit leaving an unused facility of $155,639 at June 30, 2016. At June 30, 2015 the Company had $107,000 in bank loans and $21 in letters of credit leaving an unused facility of $37,370.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of June 30, 2016 and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2017	$197
2018	197
2019	197
2020	197
2021	118,001
Thereafter	-
$118,789

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

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

At the annual meeting of shareholders of the Company held December 6, 2007, the shareholders approved the Aceto Corporation 2007 Long-Term Performance Incentive Plan (the “2007 Plan”). The Company has reserved 700 shares of common stock for issuance under the 2007 Plan to the Company’s employees and non-employee directors. There are five types of awards that may be granted under the 2007 Plan-options to purchase common stock, stock appreciation rights, restricted stock, restricted stock units and performance incentive units.

As of June 30, 2016, there were 4,250, 174 and 0 shares of common stock available for grant under the 2015, 2010 and 2007 Plans, respectively.

In September 2002, the Company adopted the Aceto Corporation 2002 Stock Option Plan (2002 Plan), which was ratified by the Company’s shareholders in December 2002. The 2002 Plan expired in December 2012. Outstanding options survive the expiration of the 2002 Plan.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). The 1998 Plan expired in December 2008. Outstanding options survive the expiration of the 1998 Plan.

The following summarizes the shares of common stock under options for all plans at June 30, 2016, 2015 and 2014, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2013	960	$8.36
Granted	-	-
Exercised	(392)	9.34
Forfeited (including cancelled options)	(17)	6.58
Balance at June 30, 2014	551	$7.72
Granted	-	-
Exercised	(146)	8.74
Forfeited (including cancelled options)	(8)	10.94
Balance at June 30, 2015	397	$7.28
Granted	-	-
Exercised	(95)	7.56
Forfeited (including cancelled options)	-	-
Balance at June 30, 2016	302	$7.19	$4,439
Options exercisable at June 30, 2016	302	$7.19	$4,439

The total intrinsic value of stock options exercised during the years ended June 30, 2016, 2015 and 2014 was approximately $1,700, $1,713 and $3,607, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2016 was approximately 4 years.

There were no stock options granted in fiscal years 2016, 2015 or 2014.

Under the 2010 Plan, 2002 Plan and the 1998 Plan, compensation expense is recorded for the fair value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2016, 2015 and 2014, restricted stock awarded and premium shares vested of 7, 5 and 7 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $113, $77 and $93, respectively. The related non-cash compensation expense related to the vesting of premium shares during the year was $22, $22 and $20 in fiscal 2016, 2015 and 2014, respectively. Additionally, non-cash compensation expense of $0, $21 and $207 was recorded in fiscal 2016, 2015 and 2014, respectively, relating to stock option grants, which is included in selling, general and administrative expenses.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

During the year ended June 30, 2016, the Company granted 221 shares of restricted common stock to its employees that vest over three years and 14 shares of restricted common stock to its non-employee directors, which vest over approximately one year as well as 46 restricted stock units that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 142 performance-vested restricted stock units, which grant could be as much as 248 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the years ended June 30, 2016, 2015 and 2014, the Company recorded stock-based compensation expense of approximately $6,697, $4,494, and $2,929, respectively, which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $7,997 at June 30, 2016 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.8 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2016, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	688	$15.81
Granted	422	22.99
Vested	(274)	12.64
Forfeited	(41)	15.49
Non-vested at June 30, 2016	795	$20.73

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

(11) Interest and Other Income

Interest and other income during fiscal 2016, 2015 and 2014 was comprised of the following:

	2016	2015	2014
Dividends	$222	$233	$257
Interest	313	282	237
Foreign government subsidies received	25	22	38
Joint venture equity earnings	2,060	1,761	2,024
Foreign currency gains (losses)	56	(1,065)	(102)
Rental income	154	151	144
Miscellaneous (expense) income	(7)	102	(96)
	$2,823	$1,486	$2,502

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and the Company accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2016	2015	2014
Domestic operations	$43,906	$48,276	$30,884
Foreign operations	9,948	5,589	13,790
	$53,854	$53,865	$44,674

The components of the provision for income taxes are as follows:

	2016	2015	2014
Federal:
Current	$15,129	$18,393	$12,720
Deferred	(204)	(1,357)	(2,728)
State and local:
Current	755	1,526	1,547
Deferred	173	189	(113)
Foreign:
Current	3,222	2,337	4,490
Deferred	13	(706)	(242)
	$19,088	$20,382	$15,674

Income taxes payable, which is included in accrued expenses, was $2,119 and $0 at June 30, 2016 and 2015, respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2016 and 2015 are presented below:

	2016	2015
Deferred tax assets:
Accrued deferred compensation	$4,122	$3,025
Accrual for sales deductions not currently deductible	5,925	6,388
Additional inventoried costs for tax purposes	389	262
Allowance for doubtful accounts receivable	106	132
Depreciation and amortization	7,784	6,899
Debt issuance costs	9,462	-
Accrual for payments to former senior management and other personnel related costs	-	29
Contingent consideration	-	286
Foreign deferred tax assets	1,121	1,201
Domestic net operating loss carryforwards	109	132
Foreign net operating loss carryforwards	685	678
Total gross deferred tax assets	29,703	19,032
Valuation allowances	(794)	(810)
	28,909	18,222

Deferred tax liabilities:
Foreign deferred tax liabilities	(27)	(66)
Goodwill	(7,586)	(6,117)
Original issue discount – convertible senior notes	(9,115)	-
Other	(26)	(83)
Total gross deferred tax liabilities	(16,754)	(6,266)

Net deferred tax assets	$12,155	$11,956

The following table shows the current and non-current deferred tax assets (liabilities) at June 30, 2016 and 2015:

	2016	2015
Current deferred tax assets, net	$3,244	$2,050
Non-current deferred tax assets, net	18,053	9,972
Current deferred tax liabilities	-	-
Non-current deferred tax liabilities	(9,142)	(66)
Net deferred tax assets	$12,155	$11,956

The net change in the total valuation allowance for the years ended June 30, 2016 and June 30, 2015 was a decrease of $16 and $205, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. Management is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years if carryback is permitted and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2016, the Company will need to generate future taxable income of approximately $33,400.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $106,597 at June 30, 2016 since substantially all of these earnings are expected to be indefinitely reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments The Company intends to indefinitely reinvest the remaining undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities, net of unrecognized foreign tax credits, is not practical to calculate because of the complexity of this hypothetical calculation resulting in various methods available, each with different U.S. tax consequences.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2016, 2015 and 2014 follows:

	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.7	2.4	2.5
Decrease (increase) in valuation allowance	-	0.4	(0.1)
Foreign tax rate differential	(0.4)	(0.9)	(1.1)
Other	(0.9)	0.9	(1.2)
Effective tax rate	35.4%	37.8%	35.1%

The Company operates in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2016 and June 30, 2015. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2012 (in the case of certain foreign tax returns, fiscal year 2011).

(13) Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2016, 2015 and 2014 was as follows:

	2016	2015	2014
Interest	$2,970	$3,954	$2,100
Income taxes, net of refunds	$16,076	$25,459	$14,645

The Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2016 and 2015 of $294 and $726, respectively, related to capitalized environmental remediation costs and property held for sale and $1,578 measurement period adjustments to goodwill during the year ended June 30, 2015. In connection with the acquisition of PACK, the Company issued shares of Aceto common stock with a fair market value of $5,685 which is a non-cash item and is excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2014.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,957, $1,849 and $1,474 in fiscal 2016, 2015 and 2014, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements. The accrued pension liability as of June 30, 2016 was $853. The accrued pension liability as of June 30, 2015 was $926. Net periodic pension costs, which consists principally of interest cost and service cost was $28 in fiscal 2016, $53 in fiscal 2015 and $80 in fiscal 2014. The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 1.9%, 1.6% and 3.0% and a compensation increase rate of 0.0%, 0.0% and 0.0% were used in determining the actuarial present value of benefit obligations as of June 30, 2016, 2015 and 2014, respectively.

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

As of June 30, 2016, the Company recorded a liability under the Plans of $3,046 (of which $3,028 is included in long-term liabilities and $18 is included in accrued expenses) and an asset (included in other assets) of $2,693, primarily representing the cash surrender value of policies owned by the Company. As of June 30, 2015, the Company recorded a liability under the Plans of $2,974 (of which $2,855 is included in long-term liabilities and $119 is included in accrued expenses) and an asset (included in other assets) of $2,550, primarily representing the cash surrender value of policies owned by the Company.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Off-Balance Sheet Risk

Commercial letters of credit are issued by the Company during the ordinary course of business through major banks as requested by certain suppliers. The Company had open letters of credit of approximately $0 and $21 as of June 30, 2016 and 2015, respectively. The terms of these letters of credit are all less than one year. No material loss is anticipated due to non-performance by the counterparties to these agreements.

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, The Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. At June 30, 2016, three customers approximated 34%, 20% and 11%, respectively, of net trade accounts receivable. At June 30, 2015, two customers approximated 40% and 21%, respectively, of net trade accounts receivable.

One customer accounted for 14% of net sales in fiscal 2016. One customer accounted for 13% of net sales in fiscal 2015. No single customer accounted for as much as 10% of net sales in fiscal 2014. No single product accounted for as much as 10% of net sales in fiscal 2016, 2015 or 2014.

During the fiscal years ended June 30, 2016, 2015 and 2014, approximately 56%, 65% and 64%, respectively, of the Company’s purchases came from Asia and approximately 22%, 12% and 14%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $62,399 and $48,846, respectively at June 30, 2016. Net assets located in Europe and Asia approximated $57,161 and $47,097, respectively at June 30, 2015.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2016, the Company has outstanding purchase obligations totaling $77,367 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $19,400 and $21,200. Remediation commenced in fiscal 2010, and as of June 30, 2016 and 2015, a liability of $12,532 and $11,079, respectively, is included in the accompanying consolidated balance sheets for this matter. In the fourth quarter of fiscal 2016, $1,313 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2016 and 2015 is $5,639 and $4,985, respectively, which is included in the accompanying consolidated balance sheets.

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,802 through fiscal 2017, of which $0 has been accrued as of June 30, 2016 and June 30, 2015.

The Company leases office facilities in the United States, The Netherlands, Germany, France, Singapore and the Philippines expiring at various dates between October 2014 and June 2021.

At June 30, 2016, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2017	$1,419
2018	877
2019	377
2020	69
2021	3
Thereafter	-
$2,745

Total rental expense amounted to $1,265, $1,567 and $1,576 for fiscal 2016, 2015 and 2014, respectively.

(17) Related Party Transactions

During fiscal 2016, 2015 and 2014, the Company purchased inventory from its joint venture in the amount of $2,831, $3,204 and $2,808, respectively.

(18) Recent Accounting Pronouncements

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

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

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

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs related to a recognized debt liability to present the debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet. In August 2015, the FASB issued ASU 2015-15, Interest—Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which clarified that debt issuance costs associated with line of credit arrangements may continue to be presented as an asset, regardless of whether there are any outstanding borrowings on the line of credit arrangement. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. As previously discussed in Note 9, the Company adopted ASU 2015-03 during the second quarter of fiscal year 2016.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. The Company has not determined the impact of adoption on its consolidated financial statements.

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

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$228,035	$161,011	$169,478	$-	$558,524
Gross profit	77,880	28,752	36,153	-	142,785
Income before income taxes	36,362	11,856	17,799	(12,163)	53,854

2015
Net sales	$225,263	$149,296	$172,392	$-	$546,951
Gross profit	75,749	26,683	33,002	-	135,434
Income before income taxes	35,152	8,697	14,289	(4,273)	53,865

2014
Net sales	$160,217	$176,425	$173,537	$-	$510,179
Gross profit	48,496	36,615	29,592	-	114,703
Income before income taxes	19,710	17,557	13,273	(5,866)	44,674

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

Net sales and gross profit by source country for the years ended June 30, 2016, 2015 and 2014 were as follows:

	Net Sales			Gross Profit
	2016	2015	2014	2016	2015	2014
United States	$400,883	$407,101	$355,715	$117,180	$111,734	$82,573
Germany	76,666	69,889	84,024	15,154	14,660	22,614
Netherlands	16,217	14,656	14,869	1,598	1,325	1,581
France	30,177	27,976	29,412	4,043	3,634	4,182
Asia-Pacific	34,581	27,329	26,159	4,810	4,081	3,753
Total	$558,524	$546,951	$510,179	$142,785	$135,434	$114,703

Sales generated from the United States to foreign countries amounted to $23,810, $38,295 and $31,156 for the fiscal years ended June 30, 2016, 2015 and 2014, respectively.

Long-lived assets by geographic region as of June 30, 2016 and June 30, 2015 were as follows:

	Long-lived assets
	2016	2015
United States	$152,701	$152,886
Europe	2,504	2,544
Asia-Pacific	1,781	1,893
Total	$156,986	$157,323

(20) Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2016 and 2015.

	For the quarter ended
Fiscal year ended June 30, 2016	September 30, 2015	December 31, 2015	March 31, 2016(1)	June 30, 2016(2)
Net sales	$133,500	$131,674	$157,926	$135,424
Gross profit	34,581	35,868	38,289	34,047
Net income	9,298	8,270	10,424	6,774

Net income per diluted share	$0.32	$0.28	$0.35	$0.23

	For the quarter ended
Fiscal year ended June 30, 2015	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015(3)
Net sales	$130,803	$123,765	$145,796	$146,587
Gross profit	27,651	30,019	36,598	41,166
Net income	4,828	6,608	8,411	13,636

Net income per diluted share	$0.17	$0.23	$0.29	$0.46

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2016, 2015 AND 2014

(in thousands, except per-share amounts)

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1) Includes pretax items consisting of $833 reversal of contingent consideration related to the PACK acquisition and $241 reversal of contingent consideration related to the acquisition of a company in France.

(2) Includes pretax item of $1,313 environmental remediation charge in connection with Arsynco.

(3) Includes pretax items consisting of $1,618 environmental remediation charge in connection with Arsynco, $3,468 reversal of contingent consideration related to the PACK acquisition and $3,497 change in estimate for product returns.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2016, 2015 and 2014

(dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2016
Allowance for doubtful accounts	$691	$76	-	$254	(a)	$513
Year ended June 30, 2015
Allowance for doubtful accounts	$517	$484	-	$310	(a)	$691
Year ended June 30, 2014
Allowance for doubtful accounts	$1,294	$8	-	$785	(a)	$517

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

Date: August 26, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Salvatore Guccione	President and Chief Executive Officer	08-26-16
Salvatore Guccione	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	08-26-16
Douglas Roth	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Albert L. Eilender	Chairman	08-26-16
Albert L. Eilender

/s/Hans C. Noetzli	Director	08-26-16
Hans C. Noetzli

/s/William N. Britton	Director	08-26-16
William Britton

/s/ Natasha Giordano	Director	08-26-16
Natasha Giordano

/s/Alan G. Levin	Director	08-26-16
Alan G. Levin

/s/ Daniel Yarosh	Director	08-26-16
Daniel Yarosh

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

3.1	Amended and Restated Certification of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015).

3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2015).

3.3	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

4.1	Indenture, dated November 16, 2015 between ACETO Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	Aceto Corporation Stock Option Plan (as Amended and Restated effective as of September 19, 1990) (incorporated by reference to Exhibit 10.3 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2010).

10.4	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.5	2002 Stock Option Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-110653 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.7	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4(i) to Registration Statement No. 333-149586 on Form S-8).

10.8	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.9	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.10	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.11	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.12	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.13	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

10.14	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.15	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.16	Consulting Agreement by and between Aceto Corporation and Michael Feinman (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated July 3, 2012).

10.17	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.18	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.19	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

10.20	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.21	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.22	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.23	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between Aceto Corporation and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.24	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.25	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.26	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.27	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.28	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.29	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.33	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.34	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.35	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.36	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.37	Change in Control Agreement by and between Aceto Corporation and Carlos Restrepo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.9 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.38	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.39	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.40	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.41	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.42	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.43	Purchase Agreement, dated November 10, 2015, by and among ACETO Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.44	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.45	Convertible Note Hedge Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.46	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.47	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.48	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.49	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.50	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.51	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.52	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.53	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.54	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III, (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith