Form 10-Q
period 2016-09-30
ACETO CORP
filed 2016-11-03
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐ No ☒

The registrant had 30,051,333 shares of common stock outstanding as of November 1, 2016.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,142	$66,828
Investments	1,910	881
Trade receivables, less allowance for doubtful accounts (September 30, 2016, $456; June 30, 2016, $513)	158,744	167,612
Other receivables	11,638	12,650
Inventory	104,456	98,107
Prepaid expenses and other current assets	4,324	3,339
Deferred income tax asset, net	1,843	3,244
Total current assets	356,057	352,661

Property and equipment, net	10,216	10,044
Property held for sale	6,868	6,868
Goodwill	67,880	67,871
Intangible assets, net	77,884	79,071
Deferred income tax asset, net	17,594	18,053
Other assets	8,196	6,210

TOTAL ASSETS	$544,695	$540,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$197	$197
Accounts payable	49,271	46,034
Accrued expenses	43,729	52,675
Total current liabilities	93,197	98,906

Long-term debt, net	119,975	118,592
Long-term liabilities	6,651	6,344
Environmental remediation liability	6,372	3,352
Deferred income tax liability	8,677	9,142
Total liabilities	234,872	236,336

Commitments and contingencies (Note 6)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,049 and 29,595 shares issued and outstanding at September 30, 2016 and June 30, 2016, respectively	300	296
Capital in excess of par value	118,053	115,667
Retained earnings	197,235	194,804
Accumulated other comprehensive loss	(5,765)	(6,325)
Total shareholders’ equity	309,823	304,442

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$544,695	$540,778

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three months Ended September 30
	2016	2015

Net sales	$128,018	$133,500
Cost of sales	97,179	98,919
Gross profit	30,839	34,581

Selling, general and administrative expenses	21,024	17,633
Research and development expenses	1,050	1,430
Operating income	8,765	15,518

Other (expense) income:
Interest expense	(2,233)	(754)
Interest and other income, net	248	219
	(1,985)	(535)

Income before income taxes	6,780	14,983
Provision for income taxes	2,395	5,685
Net income	$4,385	$9,298

Basic income per common share	$0.15	$0.32
Diluted income per common share	$0.15	$0.32

Weighted average shares outstanding:
Basic	29,518	28,983
Diluted	29,840	29,392

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three months Ended September 30,
	2016	2015

Net income	$4,385	$9,298

Other comprehensive income:
Foreign currency translation adjustments	560	1,066
Change in fair value of interest rate swaps	-	(149)
Comprehensive income	$4,945	$10,215

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months Ended September 30,
	2016	2015
Operating activities:
Net income	$4,385	$9,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,168	3,089
Amortization of debt issuance costs and debt discount	1,432	-
Provision for doubtful accounts	(58)	25
Non-cash stock compensation	1,664	1,467
Deferred income taxes	1,405	477
Environmental remediation charge	170	-
Earnings on equity investment in joint venture	(325)	(109)
Changes in assets and liabilities:
Trade accounts receivable	9,141	(6,126)
Other receivables	464	1,051
Inventory	(6,105)	5,607
Prepaid expenses and other current assets	(978)	(1,153)
Other assets	(305)	106
Accounts payable	3,135	(5,821)
Accrued expenses and other liabilities	(6,543)	(4,937)
Net cash provided by operating activities	10,650	2,974

Investing activities:
Purchases of investments	(1,017)	(16)
Sales of investments	-	1,006
Payments for intangible assets	(1,594)	(6,450)
Purchases of property and equipment, net	(541)	(312)
Net cash used in investing activities	(3,152)	(5,772)

Financing activities:
Payment of cash dividends	(1,954)	-
Proceeds from exercise of stock options	185	115
Excess tax benefit on stock option exercises and restricted stock	437	820
Payment of contingent consideration	-	(1,500)
Borrowings of bank loans	-	10,500
Repayment of bank loans	(49)	(10,549)
Net cash used in financing activities	(1,381)	(614)

Effect of exchange rate changes on cash	197	222

Net increase (decrease) in cash	6,314	(3,190)
Cash and cash equivalents at beginning of period	66,828	34,020
Cash and cash equivalents at end of period	$73,142	$30,830

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2016.

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

During the three months ended September 30, 2016, the Company granted 256 shares of restricted common stock to its employees that vest over three years and 42 restricted stock units to its employees that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

In September 2016, the Company granted 28 performance stock options to an executive officer at an exercise price of $20.03 per share. The performance options vest if the closing stock price meets or exceeds the target price of $40 for 20 consecutive trading days prior to June 30, 2021 and the explicit service period of 1 year has been met. The options will expire June 30, 2021, if the stock price target is not achieved. If it is achieved, the options will expire ten years from the date of grant.

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

For the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $1,659 and $1,462, respectively, related to restricted common stock, restricted stock units and stock options. As of September 30, 2016, the total unrecognized stock-based compensation cost is approximately $15,142.

(3) Capital Stock

On August 25, 2016, the Company's board of directors declared a regular quarterly dividend of $0.065 per share which was paid on September 20, 2016 to shareholders of record as of September 9, 2016.

On May 8, 2014, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2017. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

The Company is authorized to issue 75,000 shares of Common Stock and 2,000 shares of Preferred Stock. The Board of Directors has authority under the Company’s Restated Certificate of Incorporation to issue shares of preferred stock with voting and other relative rights to be determined by the Board of Directors.

(4) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three months Ended September 30,
	2016	2015

Weighted average shares outstanding	29,518	28,983
Dilutive effect of stock options and restricted stock awards and units	322	409

Diluted weighted average shares outstanding	29,840	29,392

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(5) Debt

Long-term debt

	September 30, 2016	June 30, 2016

Convertible Senior Notes, net	$117,261	$115,829
Mortgage	2,911	2,960
	120,172	118,789
Less current portion	197	197
	$119,975	$118,592

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

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount (with an offset to capital in excess of par value). The debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes. Debt issuance costs are being amortized as additional non-cash interest expense using the straight-line method over the term of the debt, since this method was not significantly different from the effective interest method. The Company presents debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The carrying value of the Notes is as follows:

	September 30, 2016	June 30, 2016

Principal amount	$143,750	$143,750
Unamortized debt discount	(23,044)	(24,267)
Unamortized debt issuance costs	(3,445)	(3,654)
Net carrying value	$117,261	$115,829

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three months ended September 30:

Three months Ended September 30, 2016

Contractual coupon	$725
Amortization of debt discount	1,223
Amortization of debt issuance costs	209
$2,157

Credit Facilities

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of September 30, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2016 and June 30, 2016.

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at September 30, 2016.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of September 30, 2016 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $19,700 and $21,500. Remediation commenced in fiscal 2010, and as of September 30, 2016 and June 30, 2016, a liability of $10,035 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. In the three months ended September 30, 2016, $170 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2016 and June 30, 2016 is $4,515 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,826 through fiscal 2017.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At September 30, 2016, the Company had foreign currency contracts outstanding that had a notional amount of $55,921. Unrealized losses on hedging activities for the three months ended September 30, 2016 and 2015 was $36 and $251, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 5). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $131,800 at September 30, 2016 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2016 and June 30, 2016:

	Fair Value Measurements at September 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,292	-	$6,292

Investments:
Time deposits	-	1,910	-	1,910

Foreign currency contracts-liabilities (1)	-	38	-	38
Contingent consideration (2)	-	-	$135	135

(1)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2016.
(2)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2016.

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,249	-	$6,249

Investments:
Time deposits	-	881	-	881

Foreign currency contracts-assets (3)	-	160	-	160
Foreign currency contracts-liabilities (4)	-	169	-	169
Contingent consideration (5)	-	-	$132	132

(3)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(4)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(5)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2016.

(8) Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2016-15.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

Three months Ended September 30, 2016 and 2015:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$47,889	$40,616	$39,513	$-	$128,018
Gross profit	14,205	6,954	9,680	-	30,839
Income (loss) before income taxes	3,972	3,067	4,832	(5,091)	6,780

2015
Net sales	$57,481	$38,360	$37,659	$-	$133,500
Gross profit	20,309	6,114	8,158	-	34,581
Income (loss) before income taxes	10,503	2,099	3,544	(1,163)	14,983

(10) Subsequent Event

On November 2, 2016, Aceto and two newly-formed wholly-owned subsidiaries of Rising entered into a product purchase agreement (the “Purchase Agreement”) with Citron Pharma LLC (“Citron”), Lucid Pharma LLC (“Lucid” and together with Citron, the “Sellers”) and certain related parties to purchase certain launched and unlaunched products and related assets, and assume certain liabilities, of the Sellers’ generic pharmaceutical businesses. The purchase price is comprised of: (i) $320,000 in cash, of which $270,000 is payable on the closing date of the acquisition and $50,000 is payable no sooner than the fifth anniversary of the closing date; (ii) approximately 5,122 shares of the Company’s common stock, 75% of which will be issued to the Sellers on the third anniversary of the closing and 25% of which will be issued on the fourth anniversary of the closing, subject to certain acceleration or deferral events; and (iii) up to $50,000 in cash earn-out payments.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2016 and related condensed consolidated statements of income and comprehensive income for the three-month periods ended September 30, 2016 and 2015, and cash flows for the three-month periods ended September 30, 2016 and 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 3, 2016

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2016 and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $128,018 for the three months ended September 30, 2016, which represents a 4.1% decrease from the $133,500 reported in the comparable prior period. Gross profit for the three months ended September 30, 2016 was $30,839 and our gross margin was 24.1% as compared to gross profit of $34,581 and gross margin of 25.9% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the three months ended September 30, 2016 was $21,024, an increase of $3,391 from what we reported in the prior period. Our net income decreased to $4,385, or $0.15 per diluted share, compared to net income of $9,298, or $0.32 per diluted share, in the prior period.

Our financial position as of September 30, 2016 remains strong, as we had cash and cash equivalents and short-term investments of $75,052, working capital of $262,860 and shareholders’ equity of $309,823.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under the Rising Pharmaceuticals (“Rising”) label to leading wholesalers, chain drug stores, distributors and mass merchandisers. As part of our asset-light model, products are developed in collaboration with selected pharmaceutical development partners and with networks of finished dosage form manufacturing partners. Leveraging our extensive experience supplying active pharmaceutical ingredients and pharmaceutical intermediates, Aceto entered the end-user segment of the generic pharmaceuticals industry in 2010 through the acquisition of Rising, a U.S. marketer and distributor of finished dosage form generics founded in the early 1990s. To supplement our organic growth and further expand into the U.S. generic pharmaceuticals industry, Rising acquired PACK Pharmaceuticals (“PACK”), a national marketer and distributor of generic prescription and over-the-counter pharmaceutical products, in April, 2014. Rising, a wholly-owned subsidiary of Aceto, is an integral component of Aceto's continued strategy to become a Human Health oriented company.

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

According to an October 17, 2016 Federal Reserve Statistical Release, in the third quarter of calendar year 2016, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 9.4%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2016 and 2015. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2016, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes and stock-based compensation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2016, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Net Sales by Segment Three months ended September 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$47,889	37.4%	$57,481	43.1%	$(9,592)	(16.7)%
Pharmaceutical Ingredients	40,616	31.7	38,360	28.7	2,256	5.9
Performance Chemicals	39,513	30.9	37,659	28.2	1,854	4.9

Net sales	$128,018	100.0%	$133,500	100.0%	$(5,482)	(4.1)%

	Gross Profit by Segment Three months ended September 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$14,205	29.7%	$20,309	35.3%	$(6,104)	(30.1)%
Pharmaceutical Ingredients	6,954	17.1	6,114	15.9	840	13.7
Performance Chemicals	9,680	24.5	8,158	21.7	1,522	18.7

Gross profit	$30,839	24.1%	$34,581	25.9%	$(3,742)	(10.8)%

Net Sales

Net sales decreased $5,482, or 4.1%, to $128,018 for the three months ended September 30, 2016, compared with $133,500 for the prior period. We reported sales increases in our Pharmaceutical Ingredients and Performance Chemicals segments and a decrease in the Human Health segment.

Human Health

Net sales for the Human Health segment decreased by $9,592 for the three months ended September 30, 2016, to $47,889, which represents a 16.7% decrease over net sales of $57,481 for the prior period, due to a decrease in sales of Rising products of $6,946 and a decline of $2,646 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition and price erosion on certain products in our generic drugs portfolio. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary, due to the timing of the orders in the prior period as one customer requested orders be delivered in the first quarter of fiscal 2016.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $2,256 or 5.9% to $40,616 when compared to the prior period net sales of $38,360. The increase in sales for this segment was due primarily to a rise in sales volume of intermediates sold abroad, particularly at our subsidiary in France.

Performance Chemicals

Net sales for the Performance Chemicals segment was $39,513 for the three months ended September 30, 2016, representing an increase of $1,854 or 4.9%, from net sales of $37,659 for the prior period. The primary reason for the increase in net sales for Performance Chemicals was an increase of $2,943 in sales of our agricultural protection products, predominantly from sales of a fungicide used to prevent disease on pecan crops. The increase in the Agricultural Protection Products business was partially offset by a decline in domestic sales of products sold by our Specialty Chemicals business, particularly a $1,203 drop in sales of agricultural intermediates due to a delay in shipments.

Gross Profit

Gross profit decreased $3,742 to $30,839 (24.1% of net sales) for the three months ended September 30, 2016, as compared to $34,581 (25.9% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $14,205 for the three months ended September 30, 2016 decreased $6,104, or 30.1%, over the prior period. The gross margin of 29.7% was lower than the prior period’s gross margin of 35.3%. The decrease in gross profit and gross margin in the Human Health segment predominantly relates to the decline in Rising sales, primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as gross profit pressure, including increased chargebacks, from the consolidation of wholesalers with retail drug chains. We expect the overall trend will persist, but Aceto will continue to seek to defend its price position.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $6,954 for the three months ended September 30, 2016 increased $840, or 13.7%, over the prior period. The gross margin of 17.1% was higher than the prior period’s gross margin of 15.9%. The increase in gross profit was predominantly the result of the increase in the sales volume of intermediates sold abroad, specifically by our French operations, as well as favorable product mix on sales of APIs sold by our German subsidiaries.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $9,680 for the three months ended September 30, 2016, versus $8,158 for the prior year, an increase of $1,522, or 18.7%. The gross margin at 24.5% for the three months ended September 30, 2016 was also higher than the prior year’s gross margin of 21.7%. The increase in gross profit was due to a $1,460 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a fungicide used to prevent disease on pecan crops, as well as an herbicide used to control weeds including both broadleaf weeds and nutsedge. In addition, the Agricultural Protection Products business experienced a favorable product mix on the sale of an insecticide used on cotton.

Selling, General and Administrative Expenses

SG&A of $21,024 for the three months ended September 30, 2016 increased $3,391 from $17,633 reported for the prior period. As a percentage of sales, SG&A increased from 13.2% to 16.4% for the three months ended September 30, 2016 versus the prior period. The increase in SG&A is due in part to a $1,112 rise in payroll, fringe benefits, performance awards and stock-based compensation expense, reflecting the hiring of certain key management personnel as well as annual salary increases. SG&A for the current period also included $1,809 of transaction costs related to the product purchase agreement, as discussed in Note 10 of the condensed consolidated financial statements, as well as a $170 environmental remediation charge related to Arsynco.

Research and Development Expenses

Research and development expenses (“R&D”) decreased to $1,050 for the three months ended September 30, 2016 compared to $1,430 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline, which includes both Rising and PACK products. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended September 30, 2016 operating income was $8,765 compared to $15,518 in the prior period, a decrease of $6,753 or 43.5%.

Interest Expense

Interest expense was $2,233 for the three months ended September 30, 2016, an increase of $1,479 or 196.2% from the prior period. The increase was primarily due to $1,223 amortization of the debt discount and $209 amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2016 decreased to 35.3% compared to 37.9% for the prior period. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States.

Liquidity and Capital Resources

Cash Flows

At September 30, 2016, we had $73,142 in cash, of which $39,056 was outside the United States, $1,910 in short-term investments, all of which is held outside the United States, and $120,172 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $262,860 at September 30, 2016 compared to $253,755 at June 30, 2016. The $39,056 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2016 increased $6,314 from the amount at June 30, 2016.

Operating activities for the three months ended September 30, 2016 provided cash of $10,650 for this period, as compared to cash provided of $2,974 for the comparable period. The $10,650 resulted from $4,385 in net income and $7,456 derived from net adjustments for non-cash items less a net $1,191 decrease from changes in operating assets and liabilities. The non-cash items included $3,168 in depreciation and amortization expense, $1,405 for deferred income taxes, $1,432 for amortization of debt issuance costs and debt discount and $1,664 in non-cash stock compensation expense, offset in part by $325 of earnings on an equity investment in a joint venture. Trade accounts receivable decreased $9,141 during the three months ended September 30, 2016, due predominantly to a decrease in sales of Rising products from the fourth quarter of 2016, as well as a slight decline in days sales outstanding. Inventories increased by $6,105 and accounts payable increased by $3,135 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary for the anticipated sale of two herbicides used to control sedge on rice, vegetables and turf and ornamental grasses expected to be shipped in the third quarter of fiscal 2017. Inventories and accounts payable also increased as a result of a build-up of consignment inventory at our subsidiary in France for intermediates, the majority of which are expected to be consumed in the second quarter of fiscal 2017. Accrued expenses and other liabilities decreased $6,543 due primarily to a decrease in accrued compensation as fiscal 2016 performance award payments were made in September 2016, as well as the timing of income tax payments. Our cash position at September 30, 2015 decreased $3,190 from the amount at June 30, 2015. Operating activities for the three months ended September 30, 2015 provided cash of $2,974 for this period. The $2,974 resulted from $9,298 in net income and $4,949 derived from net adjustments for non-cash items less a net $11,273 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2016 used cash of $3,152. This use of cash reflects purchases of intangible assets and property and equipment of $2,135 and purchases of investments in time deposits of $1,017. Investing activities for the three months ended September 30, 2015 used cash of $5,772 for purchases of property and equipment and intangible assets of $6,762, partially offset by sales of investments in time deposits of $1,006.

Financing activities for the three months ended September 30, 2016 used cash of $1,381. Financing activities included $1,954 payment of cash dividends offset in part by $437 of excess income tax benefits on stock option exercises. Financing activities for the three months ended September 30, 2015 used cash of $614 primarily from $10,549 of repayment of bank borrowings and $1,500 payment of contingent consideration to the former owners of Rising. This use of cash was offset primarily by bank borrowings of $10,500 and $820 of excess income tax benefit on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At September 30, 2016, the Company had available lines of credit with foreign financial institutions totaling $7,469, all of which are available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On October 28, 2015, the Company entered into an Amended and Restated Credit Agreement (the “A&R Credit Agreement”), which amended and restated in its entirety the Credit Agreement, dated as of April 30, 2014 with three domestic financial institutions, as amended on June 25, 2015 by Amendment No. 1 to the Credit Agreement (together, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $75,000 to an initial aggregate available revolving commitment of $150,000 (the “Initial Revolving Commitment”), which may be increased in accordance with the terms and conditions of the A&R Credit Agreement by an aggregate amount not to exceed $100,000 (the “Expansion Commitment” and, together with the Initial Revolving Commitment, the “Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow loans up to the Revolving Commitment from and as of October 28, 2015, to but excluding the earlier of October 28, 2020 and the termination of the Revolving Commitment, in amounts up to, but not exceeding at any one time, the Revolving Commitment. The A&R Credit Agreement does not provide for any term loan commitment. The proceeds from initial borrowings under the A&R Credit Agreement have been used to repay all amounts outstanding pursuant to the term loan commitment and revolving loan commitment under Aceto’s First Amended Credit Agreement. The proceeds from the issuance of the Notes were used to pay initial borrowings under the A&R Credit Agreement. As of September 30, 2016, there were no amounts outstanding under the A&R Credit Agreement.

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

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2016 and June 30, 2016.

The A&R Credit Agreement, like Aceto’s First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at September 30, 2016.

Working Capital Outlook

Working capital was $262,860 at September 30, 2016 versus $253,755 at June 30, 2016. As we have done in connection with the pending acquisition described below, we continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash, as is the case with our pending acquisition.

In October 2015, we filed a universal shelf registration statement with the SEC to allow us to potentially offer an indeterminate principal amount and number of securities in the future with a proposed maximum aggregate offering price of up to $200,000. Under the shelf registration statement, we have the flexibility to publicly offer and sell from time to time common stock, debt securities, preferred stock, warrants and units or any combination of such securities.

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, have been or will be used for general corporate purposes, which may include funding research, development and product manufacturing, acquisitions or investments in businesses, products or technologies that are complementary to Aceto’s own, increasing working capital and funding capital expenditures.

The Company has entered into an agreement to acquire certain launched and unlaunched products and related assets, and assume certain liabilities, of the generic pharmaceutical businesses of two New Jersey based companies of which $270,000 is payable in cash at the closing (see Note 10 of the condensed consolidated financial statements). The Company plans to finance the acquisition in part from cash on hand, in part from a $150,000 term loan and in part through an increase in the Company’s existing revolving credit facility in an amount to be determined based on market conditions and demand.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $1,826 through fiscal 2017.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $3,663 towards remediation of the property in the next twelve months.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2016-15.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. The Company is currently evaluating the impact of the provisions of ASU 2016-09.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. Additionally, in May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,910 at September 30, 2016 and $881 at June 30, 2016. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2016, we had foreign currency contracts outstanding that had a notional amount of $55,921. At June 30, 2016 our outstanding foreign currency contracts had a notional amount of $58,087. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2016 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On September 30, 2016, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of September 30, 2016, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,369. On June 30, 2016 such potential loss amounted to $8,143. Actual results may differ.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2016, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2016.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2016 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2016 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

10.1	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto.

10.2	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.3	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information.

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	November 3, 2016	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	November 3, 2016	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)