Form 10-Q
period 2016-12-31
ACETO CORP
filed 2017-02-03
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Yes ☐ No ☒

The registrant had 30,113,741 shares of common stock outstanding as of February 1, 2017.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,008	$66,828
Investments	1,911	881
Trade receivables, less allowance for doubtful accounts (December 31, 2016, $414; June 30, 2016, $513)	224,408	167,612
Other receivables	12,557	12,650
Inventory	144,633	98,107
Prepaid expenses and other current assets	5,191	3,339
Deferred income tax asset, net	2,512	3,244
Total current assets	459,220	352,661

Property and equipment, net	9,919	10,044
Property held for sale	6,868	6,868
Goodwill	241,402	67,871
Intangible assets, net	300,567	79,071
Deferred income tax asset, net	17,160	18,053
Other assets	9,578	6,210

TOTAL ASSETS	$1,044,714	$540,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,466	$197
Accounts payable	89,933	46,034
Accrued expenses	103,227	52,675
Total current liabilities	207,626	98,906

Long-term debt, net	368,469	118,592
Long-term liabilities	59,100	6,344
Environmental remediation liability	5,012	3,352
Deferred income tax liability	8,212	9,142
Total liabilities	648,419	236,336

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,119 and 29,595 shares issued and outstanding at December 31, 2016 and June 30, 2016, respectively	301	296
Capital in excess of par value	210,958	115,667
Retained earnings	194,509	194,804
Accumulated other comprehensive loss	(9,473)	(6,325)
Total shareholders’ equity	396,295	304,442

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,044,714	$540,778

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Six months Ended December 31
	2016	2015

Net sales	$253,570	$265,174
Cost of sales	191,926	194,725
Gross profit	61,644	70,449

Selling, general and administrative expenses	49,095	36,879
Research and development expenses	2,391	3,961
Operating income	10,158	29,609

Other (expense) income:
Interest expense	(4,902)	(2,609)
Interest and other income, net	590	1,076
	(4,312)	(1,533)

Income before income taxes	5,846	28,076
Income tax provision	2,025	10,508
Net income	$3,821	$17,568

Basic income per common share	$0.13	$0.60
Diluted income per common share	$0.13	$0.60

Weighted average shares outstanding:
Basic	29,831	29,049
Diluted	30,163	29,495

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three months Ended December 31
	2016	2015

Net sales	$125,552	$131,674
Cost of sales	94,747	95,806
Gross profit	30,805	35,868

Selling, general and administrative expenses	28,071	19,246
Research and development expenses	1,341	2,531
Operating income	1,393	14,091

Other (expense) income:
Interest expense	(2,669)	(1,855)
Interest and other income, net	342	857
	(2,327)	(998)

(Loss) income before income taxes	(934)	13,093
Income tax (benefit) provision	(370)	4,823
Net (loss) income	$(564)	$8,270

Basic (loss) income per common share	$(0.02)	$0.28
Diluted (loss) income per common share	$(0.02)	$0.28

Weighted average shares outstanding:
Basic	30,029	29,115
Diluted	30,029	29,599

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Six months Ended December 31,		Three months Ended December 31,
	2016	2015	2016	2015

Net income (loss)	$3,821	$17,568	$(564)	$8,270

Other comprehensive income:
Foreign currency translation adjustments	(3,148)	(526)	(3,708)	(1,592)
Change in fair value of interest rate swaps	-	(149)	-	-
Reclassification for realized loss on interest rate swap included in interest expense	-	487	-	487
Comprehensive income (loss)	$673	$17,380	$(4,272)	$7,165

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months Ended December 31,
	2016	2015
Operating activities:
Net income	$3,821	$17,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,920	6,225
Amortization of debt issuance costs and debt discount	2,884	691
Provision for doubtful accounts	(73)	(49)
Non-cash stock compensation	3,718	3,206
Deferred income taxes	632	(184)
Environmental remediation charge	170	-
Earnings on equity investment in joint venture	(1,044)	(748)
Changes in assets and liabilities:
Trade accounts receivable	21,400	9,021
Other receivables	1,472	2,041
Inventory	(8,986)	(10,418)
Prepaid expenses and other current assets	(488)	(400)
Other assets	182	(11)
Accounts payable	(2,312)	2,649
Accrued expenses and other liabilities	(8,089)	(13,323)
Net cash provided by operating activities	20,207	16,268

Investing activities:
Payment for net assets of businesses acquired	(270,000)	-
Purchases of investments	(1,037)	(37)
Sales of investments	-	1,023
Payments for intangible assets	(2,872)	(9,850)
Purchases of property and equipment, net	(656)	(725)
Net cash used in investing activities	(274,565)	(9,589)

Financing activities:
Payment of cash dividends	(3,961)	(3,563)
Proceeds from exercise of stock options	510	384
Excess tax benefit on stock option exercises and restricted stock	569	1,030
Payment of contingent consideration	-	(1,500)
Proceeds from convertible senior notes	-	143,750
Payment for debt issuance costs	-	(5,153)
Proceeds from sold warrants	-	13,685
Purchase of call option (hedge)	-	(27,174)
Termination payment for interest rate swap	-	(420)
Borrowings of bank loans	265,000	15,500
Payment for deferred financing costs	(5,407)	-
Repayment of bank loans	(98)	(122,599)
Net cash provided by financing activities	256,613	13,940

Effect of exchange rate changes on cash	(1,075)	(290)

Net increase in cash	1,180	20,329
Cash and cash equivalents at beginning of period	66,828	34,020
Cash and cash equivalents at end of period	$68,008	$54,349

Non-Cash Item

In connection with the acquisition of certain products and related assets of Citron and Lucid, approximately 5,122 shares of Aceto common stock with a fair value of $90,400, to be issued beginning on December 21, 2019, is a non-cash item and is excluded from the Condensed Consolidated Statement of Cash Flows during the six months ended December 31, 2016.

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

(2) Business Combinations

On December 21, 2016, Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

Aceto and Citron possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. The Company believes consistent with its strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this transaction significantly expanded its roster of commercialized products and pipeline of products under development. In addition, the Company believes that this product acquisition greatly enhances its size and stature within the generic pharmaceutical industry, expands its partnership network and offers the Company opportunities to realize meaningful cost and tax efficiencies.

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of December 31, 2016, the Company accrued $2,430 related to this contingent consideration.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The product acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 21, 2016:

Trade receivables	$79,286
Inventory	38,995
Prepaid expenses and other current assets	1,426
Goodwill	173,583
Intangible assets	224,850
Total assets acquired	518,140

Accounts payable	46,840
Accrued expenses	58,470
Deferred payment	50,000
Contingent consideration	2,430

Net assets acquired	$360,400

The purchase price allocation is still preliminary and subject to change throughout the remainder of the measurement period based on the finalization of the detailed valuations and working capital adjustments. The fair value of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The preliminary purchase price was allocated to intangible assets as follows: approximately $173,583 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $135,700 of product rights, amortizable over a period of approximately ten years; approximately $88,800 of customer relationships, amortizable over approximately eleven years; and approximately $350 of trademarks, amortizable over a period of approximately six months. Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill represents the excess of the preliminary purchase price paid over the fair value of the underlying net assets acquired and was allocated to the Human Health Segment.

Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

For the period from December 22 to December 31, 2016, net sales and income before income taxes from the product acquisition was approximately $4,961 and $90, respectively, which have been included in the condensed consolidated statement of income for the six months ended December 31, 2016. The following represents unaudited pro forma operating results as if the operations of Citron and Lucid had been included in the Company’s condensed consolidated statements of operations as of July 1, 2015.

	Six months ended
	December 31,
	2016	2015

Net sales	$354,570	$350,003
Net income	11,980	12,660
Net income per common share	$0.35	$0.37
Diluted net income per common share	$0.34	$0.37

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The pro forma financial information includes business combination accounting effects from the product acquisition including amortization charges from acquired intangible assets of approximately $11,000 for both periods presented, increase in interest expense of approximately $6,600 for both periods presented associated with bank borrowings to fund the product acquisition and interest expense associated with the deferred payment to the sellers, $4,500 step-up in the fair value of the acquired inventory in the six months ended December 31, 2015, reversal of acquisition related transaction costs of $9,009 and tax related effects in both periods. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the product acquisition had taken place at the beginning of fiscal 2016.

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

During the six months ended December 31, 2016, the Company granted 265 shares of restricted common stock to its employees that vest over three years, 22 shares of restricted stock to its non-employee directors, which vest over approximately one year as well as 42 restricted stock units to its employees that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

For the three and six months ended December 31, 2016, the Company recorded stock-based compensation expense of approximately $2,048 and $3,707, respectively, related to restricted common stock, restricted stock units and stock options. For the three and six months ended December 31, 2015, the Company recorded stock-based compensation expense of approximately $1,733 and $3,195, respectively, related to restricted common stock and restricted stock units. As of December 31, 2016, the total unrecognized stock-based compensation cost is approximately $13,677.

(4) Capital Stock

On February 2, 2017, the Company’s board of directors declared a regular quarterly dividend of $0.065 per share which will be paid on March 24, 2017 to shareholders of record as of March 10, 2017.

On December 1, 2016, the Company's board of directors declared a regular quarterly dividend of $0.065 per share which was paid on December 22, 2016 to shareholders of record as of December 12, 2016.

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

(5) Net Income (Loss) Per Common Share

Basic income (loss) per common share is based on the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six Months Ended December 31,		Three Months Ended December 31,
	2016	2015	2016	2015

Weighted average shares outstanding	29,831	29,049	30,029	29,115
Dilutive effect of stock options and restricted stock awards and units	332	446	-	484

Diluted weighted average shares outstanding	30,163	29,495	30,029	29,599

The effect of approximately 342 common equivalent shares for the three months ended December 31, 2016 was excluded from the diluted weighted average shares outstanding due to a net loss for the period.

The weighted average shares outstanding for the six months and three months ended December 31, 2016 includes the effect of 5,122 shares to be issued in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 2).

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Convertible Senior Notes (see Note 6) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

(6) Debt

Long-term debt

	December 31, 2016	June 30, 2016

Convertible Senior Notes, net	$118,712	$115,829
Revolving Bank Loans	115,000	-
Term Bank Loans	146,361	-
Mortgage	2,862	2,960
	382,935	118,789
Less current portion	14,466	197
	$368,469	$118,592

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

Upon conversion by the holders, the Company may elect to settle such conversion in shares of its common stock, cash, or a combination thereof. As a result of its cash conversion option, the Company separately accounted for the value of the embedded conversion option as a debt discount (with an offset to capital in excess of par value). The debt discount is being amortized as additional non-cash interest expense using the effective interest method over the term of the Notes. Debt issuance costs are being amortized as additional non-cash interest expense. The Company presents debt issuance costs as a direct deduction from the carrying value of the debt liability rather than showing the debt issuance costs as a deferred charge on the balance sheet.

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

The carrying value of the Notes is as follows:

	December 31, 2016	June 30, 2016

Principal amount	$143,750	$143,750
Unamortized debt discount	(21,801)	(24,267)
Unamortized debt issuance costs	(3,237)	(3,654)
Net carrying value	$118,712	$115,829

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three and six months ended December 31:

	Six months Ended December 31, 2016	Three months Ended December 31, 2016

Contractual coupon	$1,449	$724
Amortization of debt discount	2,466	1,243
Amortization of debt issuance costs	418	209
	$4,333	$2,176

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of December 31, 2016, the Company borrowed Revolving Loans aggregating $115,000 which loans are Eurodollar Loans at interest rates ranging from 3.01% to 3.57 % at December 31, 2016. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2016, the remaining amount outstanding under the Initial Term Loan is $150,000 and is payable as a Eurodollar Loan at an interest rate of 3.25% at December 31, 2016. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The Initial Term Loan is payable as to principal in nineteen consecutive, equal quarterly installments of $3,750, commencing on March 31, 2017 and will continue on each June 30, September 30 and December 31 thereafter. To the extent not previously paid, the final payment on the Term Loan Maturity Date (as defined in the A&R Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Initial Term Loan.

As such, the Company has classified $15,000 of the Initial Term Loan as short-term in the consolidated balance sheet at December 31, 2016. The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2016 and June 30, 2016 respectively.

In accordance with generally accepted accounting principles, deferred financing costs associated with the Initial Term Loan are presented as a direct deduction from the carrying value of the debt liability rather than showing the deferred financing costs as a deferred charge on the balance sheet. In addition, deferred financing costs associated with the Revolving Commitment have been recorded as a deferred charge on the balance sheet.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at December 31, 2016.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of December 31, 2016 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $19,700 and $21,500. Remediation commenced in fiscal 2010, and as of December 31, 2016 and June 30, 2016, a liability of $8,675 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. In the six months ended December 31, 2016, $170 environmental remediation charge was recorded and included in selling, general and administrative expenses in the accompanying consolidated statement of income. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2016 and June 30, 2016 is $3,904 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,468 through fiscal 2017.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At December 31, 2016, the Company had foreign currency contracts outstanding that had a notional amount of $57,870. Unrealized losses on hedging activities for the six months ended December 31, 2016 and 2015 was $583 and $757, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

At December 31, 2016, the Company had $2,559 of contingent consideration, $2,430 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 2) and $129 of contingent consideration related to a previously acquired company in France.

During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level using a discounted cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment.

Changes in the Company's goodwill during 2017 are as follows:

	Human Health Segment	Pharmaceutical Ingredients Segment	Performance Chemicals Segment	Total Goodwill
Balance as of June 30, 2016	$66,039	$1,651	$181	$67,871
Citron and Lucid product acquisition	173,583	-	-	173,583
Changes in foreign currency exchange rates	-	(42)	(10)	(52)
Balance as of December 31, 2016	$239,622	$1,609	$171	$241,402

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

In connection with the acquisition of certain products and related assets of Citron and Lucid (see Note 2), the Company will issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The preliminary fair value of the future issuance of these shares was determined to be $90,400 at the time of the product acquisition after taking into effect that the shares won’t be issued until the third and fourth anniversary of the closing and the present value calculation of dividends.

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $138,700 at December 31, 2016 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2016 and June 30, 2016:

	Fair Value Measurements at December 31, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,417	-	$5,417

Investments:
Time deposits	-	1,911	-	1,911

Foreign currency contracts-assets (1)		186		186
Foreign currency contracts-liabilities (2)	-	747	-	747
Contingent consideration (3)	-	-	$2,559	2,559

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2016.

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,249	-	$6,249

Investments:
Time deposits	-	881	-	881

Foreign currency contracts-assets (4)	-	160	-	160
Foreign currency contracts-liabilities (5)	-	169	-	169
Contingent consideration (6)	-	-	$132	132

(4)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(5)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(6)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2016.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(9) Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2016-15.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

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

The Company's chief operating decision maker evaluates performance of the segments based on net sales, gross profit and income (loss) before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis. During all periods presented, our chief operating decision maker has been the Chief Executive Officer of the Company. In accordance with GAAP, the Company has aggregated certain operating segments into reportable segments because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Six Months Ended December 31, 2016 and 2015:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$101,870	$77,432	$74,268	$-	$253,570
Gross profit	31,124	12,612	17,908	-	61,644
Income (loss) before income taxes	8,905	4,263	8,565	(15,887)	5,846

2015
Net sales	$116,526	$72,655	$75,993	$-	$265,174
Gross profit	42,047	12,222	16,180	-	70,449
Income (loss) before income taxes	21,297	3,781	6,804	(3,806)	28,076

Three months Ended December 31, 2016 and 2015:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2016
Net sales	$53,981	$36,816	$34,755	$-	$125,552
Gross profit	16,919	5,658	8,228	-	30,805
(Loss) income before income taxes	4,933	1,196	3,733	(10,796)	(934)

2015
Net sales	$59,045	$34,295	$38,334	$-	$131,674
Gross profit	21,738	6,108	8,022	-	35,868
Income (loss) before income taxes	10,794	1,682	3,260	(2,643)	13,093

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2016 and related condensed consolidated statements of income and comprehensive income (loss) for the three-month and six-month periods ended December 31, 2016 and 2015, and cash flows for the six-month periods ended December 31, 2016 and 2015 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2016. These interim financial statements are the responsibility of the Company’s management.

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

February 3, 2017

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

Executive Summary

We are reporting net sales of $253,570 for the six months ended December 31, 2016, which represents a 4.4% decrease from the $265,174 reported in the comparable prior period. Gross profit for the six months ended December 31, 2016 was $61,644 and our gross margin was 24.3% as compared to gross profit of $70,449 and gross margin of 26.6% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the six months ended December 31, 2016 was $49,095, an increase of $12,216 from what we reported in the prior period. Our net income decreased to $3,821, or $0.13 per diluted share, compared to net income of $17,568, or $0.60 per diluted share, in the prior period.

Our financial position as of December 31, 2016 remains strong, as we had cash and cash equivalents and short-term investments of $69,919, working capital of $251,594 and shareholders’ equity of $396,295.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells niche generic prescription products and over-the-counter pharmaceutical products under the Rising Pharmaceuticals (“Rising”) label to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”), and its affiliate Lucid Pharma LLC (“Lucid”). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms. Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

Aceto and Citron possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. We believe consistent with our strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expands our roster of commercialized products and pipeline of products under development. In addition, we believe that this transaction greatly enhances our size and stature within the generic pharmaceutical industry, expands our partnership network and offers us opportunities to realize meaningful cost and tax efficiencies, as well as representing an integral component of Aceto's continued strategy to become a Human Health oriented company.

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

According to a QuintilesIMS press release on December 6, 2016, “total spending on medicines is forecast to reach $1.5 trillion by 2021, up 33 percent from 2016 levels, even as annual growth moderates from the record pace set in 2014 and 2015, according to new research released by the QuintilesIMS Institute. While historically large numbers of high-quality new medicines will emerge from the R&D pipeline in the next five years, pricing and market access pressures, lower volume growth in pharmerging markets and greater savings from patent expiries will contribute to the lower rate of growth. The report, Outlook for Global Medicines Through 2021: Balancing Cost and Value, found that medicine spending will grow at a 4-7 percent compound annual rate during the next five years, down from the nearly 9 percent growth level seen in 2014 and 2015. The total global spend for pharmaceuticals through 2021 will increase by $367 billion on a constant-dollar basis. Spending is measured at the ex-manufacturer level before adjusting for rebates, discounts, taxes and other adjustments that affect net sales received by manufacturers. The impact of these factors is estimated to reduce growth by $127 billion, or approximately 35 percent of the growth forecast through 2021.”

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

According to a January 18, 2017 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2016, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to grow at an annual rate of 5.2%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and six months ended December 31, 2016 and 2015. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Six Months Ended December 31, 2016 Compared to Six Months Ended December 31, 2015

	Net Sales by Segment Six months ended December 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$101,870	40.2%	$116,526	43.9%	$(14,656)	(12.6)%
Pharmaceutical Ingredients	77,432	30.5	72,655	27.4	4,777	6.6
Performance Chemicals	74,268	29.3	75,993	28.7	(1,725)	(2.3)

Net sales	$253,570	100.0%	$265,174	100.0%	$(11,604)	(4.4)%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$31,124	30.6%	$42,047	36.1%	$(10,923)	(26.0)%
Pharmaceutical Ingredients	12,612	16.3	12,222	16.8	390	3.2
Performance Chemicals	17,908	24.1	16,180	21.3	1,728	10.7

Gross profit	$61,644	24.3%	$70,449	26.6%	$(8,805)	(12.5)%

Net Sales

Net sales decreased $11,604 or 4.4%, to $253,570 for the six months ended December 31, 2016, compared with $265,174 for the prior period. We reported a sales increase in our Pharmaceutical Ingredients segment and decreases in Human Health and Performance Chemicals segments.

Human Health

Net sales for the Human Health segment decreased by $14,656 for the six months ended December 31, 2016, to $101,870, which represents a 12.6% decrease over net sales of $116,526 for the prior period, due to a decrease in sales of Rising products of $15,559 and a decline of $4,058 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition and price erosion on certain products in our generic drugs portfolio. Rising’s decrease was offset in part by the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $4,961 are included in the six months ended December 31, 2016. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary, due to certain orders being pushed to the third and fourth quarters of fiscal 2017 and the timing of the orders in the prior period as one customer requested orders be delivered in the first quarter of fiscal 2016.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $4,777 or 6.6% to $77,432 when compared to the prior period net sales of $72,655. The increase in sales for this segment was due primarily to a rise in sales volume of intermediates sold abroad, particularly at our subsidiary in France.

Performance Chemicals

Net sales for the Performance Chemicals segment was $74,268 for the six months ended December 31, 2016, representing a decrease of $1,725 or 2.3%, from net sales of $75,993 for the prior period. The primary reason for the decrease in net sales for Performance Chemicals was a decline in domestic sales of products sold by our Specialty Chemicals business, particularly a $6,706 drop in sales of agricultural, dye and pigment intermediates due to a delay in shipments, decreased demand and utilization of vendor managed inventory. In addition, overall sales of Specialty Chemicals are down due to the government devaluation of the Chinese Renminbi, resulting in reduced customer pricing. The decrease in net sales of Performance Chemicals was partially offset by an increase of $4,574 in sales of our agricultural protection products, predominantly from sales of a fungicide used to prevent disease on pecan crops and an herbicide used to control sedge on rice.

Gross Profit

Gross profit decreased $8,805 to $61,644 (24.3% of net sales) for the six months ended December 31, 2016, as compared to $70,449 (26.6% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $31,124 for the six months ended December 31, 2016 decreased $10,923, or 26.0%, over the prior period. The gross margin of 30.6% was lower than the prior period’s gross margin of 36.1%. The decrease in gross profit and gross margin in the Human Health segment predominantly relates to the decline in Rising sales, primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as an unfavorable product mix and back orders on certain other products. The decrease in Human Health’s gross profit is partially offset by gross profit of $995 on sales from the product acquisition, which are included in the six months ended December 31, 2016.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $12,612 for the six months ended December 31, 2016 increased $390, or 3.2%, over the prior period. The gross margin of 16.3% was lower than the prior period’s gross margin of 16.8%. The increase in gross profit was predominantly the result of the increase in the sales volume of intermediates sold abroad, specifically by our French operations, as well as favorable product mix on sales of APIs sold by our German subsidiaries.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $17,908 for the six months ended December 31, 2016, versus $16,180 for the prior year, an increase of $1,728, or 10.7%. The gross margin at 24.1% for the six months ended December 31, 2016 was also higher than the prior year’s gross margin of 21.3%. The increase in gross profit and gross margin was due to a $2,468 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a fungicide used to prevent disease on pecan crops, as well as an herbicide used to control sedge on rice. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A of $49,095 for the six months ended December 31, 2016 increased $12,216 or 33.1% from $36,879 reported for the prior period. As a percentage of sales, SG&A increased from 13.9% to 19.4% for the six months ended December 31, 2016 versus the prior period. SG&A for the current period included $9,009 of transaction costs related to the product purchase agreement associated with Citron and Lucid, as discussed in Note 2 of the condensed consolidated financial statements, as well as $603 of amortization expense associated with the purchased intangible assets. The increase in SG&A is also due in part to a $2,187 rise in payroll, fringe benefits, performance awards and stock-based compensation expense, reflecting the hiring of certain key management personnel as well as annual merit increases. SG&A also increased due to $283 of separation costs related to the integration of the product acquisition and a $170 environmental remediation charge related to Arsynco.

Research and Development Expenses

Research and development expenses (“R&D”) decreased to $2,391 for the six months ended December 31, 2016 compared to $3,961 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the six months ended December 31, 2016 operating income was $10,158 compared to $29,609 in the prior period, a decrease of $19,451 or 65.7%.

Interest Expense

Interest expense was $4,902 for the six months ended December 31, 2016, an increase of $2,293 or 87.9% from the prior period. The increase was primarily due to interest expense associated with the A&R Credit Agreement, which was entered into on December 21, 2016, as well as amortization of the debt discount and amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Interest and Other Income, Net

Interest and other income, net was $590 for the six months ended December 31, 2016, a decrease of $486 from the prior period, primarily due to increases in unrealized foreign exchange losses from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro. This decrease was offset by an increase in income related to a joint venture for one of our agricultural protection products.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2016 decreased to 34.6% compared to 37.4% for the prior period. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

	Net Sales by Segment Three months ended December 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$53,981	43.0%	$59,045	44.8%	$(5,064)	(8.6)%
Pharmaceutical Ingredients	36,816	29.3	34,295	26.1	2,521	7.4
Performance Chemicals	34,755	27.7	38,334	29.1	(3,579)	(9.3)

Net sales	$125,552	100.0%	$131,674	100.0%	$(6,122)	(4.6)%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$16,919	31.3%	$21,738	36.8%	$(4,819)	(22.2)%
Pharmaceutical Ingredients	5,658	15.4	6,108	17.8	(450)	(7.4)
Performance Chemicals	8,228	23.7	8,022	20.9	206	2.6

Gross profit	$30,805	24.5%	$35,868	27.2%	$(5,063)	(14.1)%

Net Sales

Net sales decreased $6,122, or 4.6%, to $125,552 for the three months ended December 31, 2016, compared with $131,674 for the prior period. We reported a sales increase in our Pharmaceutical Ingredients segment and decreases in our Performance Chemicals and Human Health segments.

Human Health

Net sales for the Human Health segment decreased by $5,064 for the three months ended December 31, 2016, to $53,981, which represents an 8.6% decrease over net sales of $59,045 for the prior period, due to a decrease in sales of Rising products of $8,612 and a decline of $1,413 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition and price erosion on certain products in our generic drugs portfolio. Rising’s decrease was offset in part by the acquisition of certain products and related assets of Citron and Lucid, resulting in sales of $4,961 from the product acquisition, which are included in the three months ended December 31, 2016. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary, due to certain orders being pushed to the third and fourth quarters of fiscal 2017 and a slowdown in customer orders.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $2,521 or 7.4% to $36,816 when compared to the prior period net sales of $34,295. The increase in sales for this segment was due primarily to a rise in sales volume of intermediates sold abroad, particularly at our subsidiaries in France and Germany.

Performance Chemicals

Net sales for the Performance Chemicals segment was $34,755 for the three months ended December 31, 2016, representing a decrease of $3,579 or 9.3%, from net sales of $38,334 for the prior period. The primary reason for the decrease in net sales for Performance Chemicals was a decline in domestic sales of products sold by our Specialty Chemicals business, particularly a $4,156 drop in sales of agricultural, dye and pigment intermediates due to a delay in shipments, decreased demand and utilization of vendor managed inventory. In addition, overall sales of Specialty Chemicals are down due to the government devaluation of the Chinese Renminbi, resulting in reduced customer pricing. The decrease in net sales of Performance Chemicals was partially offset by an increase of $1,631 in sales of our agricultural protection products, predominantly from sales of a fungicide used to prevent disease on pecan crops and an herbicide used to control sedge on rice.

Gross Profit

Gross profit decreased $5,063 to $30,805 (24.5% of net sales) for the three months ended December 31, 2016, as compared to $35,868 (27.2% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $16,919 for the three months ended December 31, 2016 decreased $4,819, or 22.2%, over the prior period. The gross margin of 31.3% was lower than the prior period’s gross margin of 36.8%. The decrease in gross profit and gross margin in the Human Health segment predominantly relates to the decline in Rising sales, primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as an unfavorable product mix and back orders on certain other products. The decrease in Human Health’s gross profit is partially offset by gross profit of $995 on sales from the product acquisition which are included in the three months ended December 31, 2016.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $5,658 for the three months ended December 31, 2016 decreased $450, or 7.4%, over the prior period. The gross margin of 15.4% was lower than the prior period’s gross margin of 17.8%. The decrease in both gross profit and gross margin was predominantly the result of the decline in the sales volume of reorders of a certain API which typically yields a significantly higher gross margin. The decline in gross profit is partially offset by the increase in the sales volume of intermediates sold abroad, specifically by our French operations, as well as favorable product mix on sales of intermediates sold by our German subsidiaries.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $8,228 for the three months ended December 31, 2016, versus $8,022 for the prior year, an increase of $206, or 2.6%. The gross margin at 23.7% for the three months ended December 31, 2016 was also higher than the prior year’s gross margin of 20.9%. The increase in gross profit and gross margin was predominantly due to a rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a fungicide used to prevent disease on pecan crops, as well as an herbicide used to control sedge on rice. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A of $28,071 for the three months ended December 31, 2016 increased $8,825 from $19,246 reported for the prior period. As a percentage of sales, SG&A increased from 14.6% to 22.4% for the three months ended December 31, 2016 versus the prior period. SG&A for the current period included $7,200 of transaction costs related to the product purchase agreement associated with Citron and Lucid, as discussed in Note 2 of the condensed consolidated financial statements, as well as $603 of amortization expense associated with the purchased intangible assets. The increase in SG&A is also due in part to a $1,074 rise in payroll, fringe benefits, performance awards and stock-based compensation expense, reflecting the hiring of certain key management personnel as well as annual merit increases. SG&A also increased due to $283 of separation costs related to the integration of the product acquisition.

Research and Development Expenses

Research and development expenses (“R&D”) decreased to $1,341 for the three months ended December 31, 2016 compared to $2,531 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended December 31, 2016 operating income was $1,393 compared to $14,091 in the prior period, a decrease of $12,698 or 90.1%.

Interest Expense

Interest expense was $2,669 for the three months ended December 31, 2016, an increase of $814 or 43.9% from the prior period. The increase was primarily due to interest expense associated with the A&R Credit Agreement, which was entered into on December 21, 2016, as well as amortization of the debt discount and amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Interest and Other Income, Net

Interest and other income, net was $342 for the three months ended December 31, 2016, a decrease of $515 from the prior period, primarily due to increases in unrealized foreign exchange losses from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2016 represented a tax benefit of 39.6% versus an income tax provision of 36.8% for the prior period.

Liquidity and Capital Resources

Cash Flows

At December 31, 2016, we had $68,008 in cash, of which $40,336 was outside the United States, $1,911 in short-term investments, all of which is held outside the United States, and $382,935 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $251,594 at December 31, 2016 compared to $253,755 at June 30, 2016. The $40,336 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31, 2016 increased $1,180 from the amount at June 30, 2016.

Operating activities for the six months ended December 31, 2016 provided cash of $20,207 for this period, as compared to cash provided of $16,268 for the comparable period. The $20,207 resulted from $3,821 in net income and $13,207 derived from net adjustments for non-cash items plus a net $3,179 increase from changes in operating assets and liabilities. The non-cash items included $6,920 in depreciation and amortization expense, $632 for deferred income taxes, $2,884 for amortization of debt issuance costs and debt discount and $3,718 in non-cash stock compensation expense, offset in part by $1,044 of earnings on an equity investment in a joint venture. Trade accounts receivable decreased $21,400 during the six months ended December 31, 2016, due predominantly to a decrease in sales in each business segment from the fourth quarter of 2016, as well as a decline in days sales outstanding. Inventories increased by $8,986 and accounts payable decreased by $2,312 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary for the anticipated sale of two herbicides used to control sedge on rice, vegetables and turf and ornamental grasses expected to be shipped in the third quarter of fiscal 2017. Inventories also increased as a result of a build-up of inventory at our subsidiary in France for intermediates. Accrued expenses and other liabilities decreased $8,089 due primarily to a decrease in accrued compensation as fiscal 2016 performance award payments were made in September 2016, as well as the timing of income tax payments. Our cash position at December 31, 2015 increased $20,329 from the amount at June 30, 2015. Operating activities for the six months ended December 31, 2015 provided cash of $16,268 for this period. The $16,268 resulted from $17,568 in net income and $9,141 derived from net adjustments for non-cash items less a net $10,441 decrease from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2016 used cash of $274,565 primarily from $270,000 of payments for the product acquisition and purchases of intangible assets and property and equipment of $3,528 and purchases of investments in time deposits of $1,037. Investing activities for the six months ended December 31, 2015 used cash of $9,589 for purchases of intangible assets and property and equipment of $10,575, partially offset by sales of investments in time deposits of $1,023.

Financing activities for the six months ended December 31, 2016 provided cash of $256,613, primarily from bank borrowings of $265,000. Financing activities included $3,961 payment of cash dividends and $5,407 for payment of deferred financing costs offset in part by $510 of proceeds received from stock option exercises and $569 of excess income tax benefits on stock option exercises and restricted stock vestings. Financing activities for the six months ended December 31, 2015 provided cash of $13,940. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,599 of bank borrowings. Financing activities also included a $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $3,563 payment of cash dividends and $1,030 of excess income tax benefits on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At December 31, 2016, the Company had available lines of credit with foreign financial institutions totaling $6,767, all of which are available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of December 31, 2016, the Company borrowed Revolving Loans aggregating $115,000 which loans are Eurodollar Loans at interest rates ranging from 3.01% to 3.57 % at December 31, 2016. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2016, the remaining amount outstanding under the Initial Term Loan is $150,000 and is payable as a Eurodollar Loan at an interest rate of 3.25% at December 31, 2016. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2016 and June 30, 2016 respectively.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at December 31, 2016.

Working Capital Outlook

Working capital was $251,594 at December 31, 2016 versus $253,755 at June 30, 2016. We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash, as is the case with our recent product acquisition.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of December 31, 2016, the Company accrued $2,430 related to this contingent consideration.

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

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $1,468 through fiscal 2017.

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

Impact of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact of the provisions of ASU 2016-15.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $1,911 at December 31, 2016 and $881 at June 30, 2016. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2016, we had foreign currency contracts outstanding that had a notional amount of $57,870. At June 30, 2016 our outstanding foreign currency contracts had a notional amount of $58,087. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2016 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On December 31, 2016, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of December 31, 2016, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $10,709. On June 30, 2016 such potential loss amounted to $8,143. Actual results may differ.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2016 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2016, we are subject to various environmental proceedings for which there were no material changes during the six months ended December 31, 2016.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

2.1	Product Purchase Agreement, by and among the Company, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.2	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.3	Transaction Agreement Amendment and Waiver, dated as of December 21, 2016, by and among the Purchasers, the Agent, Rising Pharmaceuticals, Inc. and Vimal Kavuru (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K dated December 21, 2016).

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 15, 2015.

3.3	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 9, 2016.

10.1	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.2	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.3	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.4	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	February 3, 2017	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 3, 2017	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

