Form 10-Q
period 2017-03-31
ACETO CORP
filed 2017-05-05
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer", "smaller reporting company", and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No☒

The registrant had 30,100,752 shares of common stock outstanding as of May 1, 2017.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,962	$66,828
Investments	1,966	881
Trade receivables, less allowance for doubtful accounts (March 31, 2017, $470; June 30, 2016, $513)	260,530	167,612
Other receivables	10,802	12,650
Inventory	139,941	98,107
Prepaid expenses and other current assets	5,155	3,339
Deferred income tax asset, net	2,595	3,244
Total current assets	480,951	352,661

Property and equipment, net	10,289	10,044
Property held for sale	7,152	6,868
Goodwill	241,741	67,871
Intangible assets, net	292,788	79,071
Deferred income tax asset, net	16,655	18,053
Other assets	9,044	6,210

TOTAL ASSETS	$1,058,620	$540,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,466	$197
Accounts payable	111,364	46,034
Accrued expenses	106,243	52,675
Total current liabilities	232,073	98,906

Long-term debt, net	353,324	118,592
Long-term liabilities	60,302	6,344
Environmental remediation liability	3,008	3,352
Deferred income tax liability	7,762	9,142
Total liabilities	656,469	236,336

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,105 and 29,595 shares issued and outstanding at March 31, 2017 and June 30, 2016, respectively	301	296
Capital in excess of par value	212,486	115,667
Retained earnings	198,139	194,804
Accumulated other comprehensive loss	(8,775)	(6,325)
Total shareholders’ equity	402,151	304,442

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,058,620	$540,778

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Nine months Ended March 31
	2017	2016

Net sales	$443,698	$423,100
Cost of sales	339,735	314,362
Gross profit	103,963	108,738

Selling, general and administrative expenses	75,614	56,377
Research and development expenses	4,998	6,280
Operating income	23,351	46,081

Other (expense) income:
Interest expense	(10,223)	(4,766)
Interest and other income, net	1,230	2,305
	(8,993)	(2,461)

Income before income taxes	14,358	43,620
Income tax provision	4,949	15,628
Net income	$9,409	$27,992

Basic income per common share	$0.30	$0.96
Diluted income per common share	$0.30	$0.95

Weighted average shares outstanding:
Basic	31,453	29,085
Diluted	31,792	29,536

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three months Ended March 31
	2017	2016

Net sales	$190,128	$157,926
Cost of sales	147,809	119,637
Gross profit	42,319	38,289

Selling, general and administrative expenses	26,519	19,498
Research and development expenses	2,607	2,319
Operating income	13,193	16,472

Other (expense) income:
Interest expense	(5,321)	(2,157)
Interest and other income, net	640	1,229
	(4,681)	(928)

Income before income taxes	8,512	15,544
Income tax provision	2,924	5,120
Net income	$5,588	$10,424

Basic income per common share	$0.16	$0.36
Diluted income per common share	$0.16	$0.35

Weighted average shares outstanding:
Basic	34,769	29,158
Diluted	35,121	29,620

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Nine months Ended March 31,		Three months Ended March 31,
	2017	2016	2017	2016

Net income	$9,409	$27,992	$5,588	$10,424

Other comprehensive income:
Foreign currency translation adjustments	(2,201)	1,671	947	2,197
Change in fair value of interest rate swaps	(249)	(149)	(249)	-
Reclassification for realized loss on interest rate swap included in interest expense	-	487	-	-
Comprehensive income	$6,959	$30,001	$6,286	$12,621

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months Ended March 31,
	2017	2016
Operating activities:
Net income	$9,409	$27,992
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,301	9,476
Amortization of debt issuance costs and debt discount	4,355	2,084
Amortization of deferred financing costs	300	-
Provision for doubtful accounts	(18)	(17)
Non-cash stock compensation	5,239	4,965
Deferred income taxes	627	(289)
Environmental remediation charge	903	-
Contingent consideration	-	(1,074)
Earnings on equity investment in joint venture	(1,558)	(1,849)
Changes in assets and liabilities:
Trade accounts receivable	(14,839)	(14,595)
Other receivables	1,664	(1,259)
Inventory	(3,778)	(4,120)
Prepaid expenses and other current assets	(424)	(605)
Other assets	215	424
Accounts payable	18,857	5,604
Accrued expenses and other liabilities	(4,702)	(9,714)
Net cash provided by operating activities	31,551	17,023

Investing activities:
Payment for net assets of businesses acquired	(270,000)	-
Purchases of investments	(1,824)	(19)
Sales of investments	775	1,006
Payments for intangible assets	(3,077)	(10,951)
Purchases of property and equipment, net	(1,386)	(878)
Net cash used in investing activities	(275,512)	(10,842)

Financing activities:
Payment of cash dividends	(5,944)	(5,351)
Proceeds from exercise of stock options	550	653
Excess tax benefit on stock option exercises and restricted stock	551	1,169
Payment of contingent consideration	-	(1,500)
Proceeds from convertible senior notes	-	143,750
Payment for debt issuance costs	-	(5,153)
Proceeds from sold warrants	-	13,685
Purchase of call option (hedge)	-	(27,174)
Termination payment for interest rate swap	-	(420)
Borrowings of bank loans	265,000	15,500
Payment for deferred financing costs	(5,407)	-
Repayment of bank loans	(16,898)	(122,648)
Net cash provided by financing activities	237,852	12,511

Effect of exchange rate changes on cash	(757)	381

Net (decrease) increase in cash	(6,866)	19,073
Cash and cash equivalents at beginning of period	66,828	34,020
Cash and cash equivalents at end of period	$59,962	$53,093

Non-Cash Items

In connection with the acquisition of certain products and related assets of Citron and Lucid, approximately 5,122 shares of Aceto common stock with a fair value of $90,400, to be issued beginning on December 21, 2019, a $50,000 unsecured deferred payment payable on December 21, 2021 and a contingent earn out liability of $2,580 are non-cash items and are excluded from the Condensed Consolidated Statement of Cash Flows during the nine months ended March 31, 2017.

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

(2) Business Combinations

On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

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

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of March 31, 2017, the Company accrued $2,697 related to this contingent consideration.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The product acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 21, 2016:

Trade receivables	$78,937
Inventory	38,995
Prepaid expenses and other current assets	1,425
Goodwill	173,907
Intangible assets	224,850
Total assets acquired	518,114

Accounts payable	46,840
Accrued expenses	58,294
Deferred payment	50,000
Contingent consideration	2,580

Net assets acquired	$360,400

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The preliminary purchase price was allocated to intangible assets as follows: approximately $173,907 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $135,700 of product rights, amortizable over a period of approximately ten years; approximately $88,800 of customer relationships, amortizable over approximately eleven years; and approximately $350 of trademarks, amortizable over a period of approximately six months. Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill represents the excess of the preliminary purchase price paid over the fair value of the underlying net assets acquired and was allocated to the Human Health Segment.

Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

For the period from December 22 to March 31, 2017, net sales and income before income taxes from the product acquisition was approximately $57,134 and $837, respectively, which have been included in the condensed consolidated statement of income for the nine months ended March 31, 2017. The following represents unaudited pro forma operating results as if the operations of Citron and Lucid had been included in the Company’s condensed consolidated statements of operations as of July 1, 2015.

	Nine months ended
	March 31,
	2017	2016

Net sales	$544,698	$551,100
Net income	18,979	23,575
Net income per common share	$0.55	$0.69
Diluted net income per common share	$0.54	$0.68

The pro forma financial information includes business combination accounting effects from the product acquisition including amortization charges from acquired intangible assets of approximately $16,000 for both periods presented, increase in interest expense of approximately $9,900 for both periods presented associated with bank borrowings to fund the product acquisition and interest expense associated with the deferred payment to the sellers, $4,500 step-up in the fair value of the acquired inventory in the nine months ended March 31, 2016, reversal of acquisition related transaction costs of $8,818 and tax related effects in both periods. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the product acquisition had taken place at the beginning of fiscal 2016.

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

During the nine months ended March 31, 2017, the Company granted 274 shares of restricted common stock to its employees that vest over three years, 22 shares of restricted stock to its non-employee directors, which vest over approximately one year as well as 42 restricted stock units to its employees that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2017, the Company recorded stock-based compensation expense of approximately $1,506 and $5,213, respectively, related to restricted common stock, restricted stock units and stock options. For the three and nine months ended March 31, 2016, the Company recorded stock-based compensation expense of approximately $1,753 and $4,948, respectively, related to restricted common stock and restricted stock units. As of March 31, 2017, the total unrecognized stock-based compensation cost is approximately $10,537.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(4) Capital Stock

On May 4, 2017, the Company's board of directors declared a regular quarterly dividend of $0.065 per share which is scheduled to be paid on June 23, 2017 to shareholders of record as of June 9, 2017.

On February 2, 2017, the Company’s board of directors declared a regular quarterly dividend of $0.065 per share which was paid on March 24, 2017 to shareholders of record as of March 10, 2017.

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

On May 4, 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase.

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

(5) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2017	2016	2017	2016

Weighted average shares outstanding	31,453	29,085	34,769	29,158
Dilutive effect of stock options and restricted stock awards and units	339	451	352	462
Diluted weighted average shares outstanding	31,792	29,536	35,121	29,620

The weighted average shares outstanding for the nine months and three months ended March 31, 2017 includes the effect of 5,122 shares to be issued in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 2).The Convertible Senior Notes (see Note 6) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(6) Debt

Long-term debt

	March 31, 2017	June 30, 2016

Convertible Senior Notes, net	$120,184	$115,829
Revolving Bank Loans	102,000	-
Term Bank Loans	142,794	-
Mortgage	2,812	2,960
	367,790	118,789
Less current portion	14,466	197
	$353,324	$118,592

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The carrying value of the Notes is as follows:

	March 31, 2017	June 30, 2016

Principal amount	$143,750	$143,750
Unamortized debt discount	(20,538)	(24,267)
Unamortized debt issuance costs	(3,028)	(3,654)
Net carrying value	$120,184	$115,829

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three and nine months ended March 31:

	Nine months Ended March 31, 2017	Three months Ended March 31, 2017	Nine months Ended March 31, 2016	Three months Ended March 31, 2016

Contractual coupon	$2,158	$709	$1,071	$717
Amortization of debt discount	3,729	1,263	1,771	1,184
Amortization of debt issuance costs	626	208	313	209
	$6,513	$2,180	$3,155	$2,110

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of March 31, 2017, the Company borrowed Revolving Loans aggregating $102,000 which loans are Eurodollar Loans at interest rates ranging from 2.98% to 3.57 % at March 31, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of March 31, 2017, the remaining amount outstanding under the Initial Term Loan is $146,250 and is payable as a Eurodollar Loan at an interest rate of 3.15% at March 31, 2017. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Initial Term Loan is payable as to principal in nineteen consecutive, equal quarterly installments of $3,750, which commenced on March 31, 2017 and will continue on each June 30, September 30 and December 31 thereafter. To the extent not previously paid, the final payment on the Term Loan Maturity Date (as defined in the A&R Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Initial Term Loan.

As such, the Company has classified $15,000 of the Initial Term Loan as short-term in the consolidated balance sheet at March 31, 2017. The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at March 31, 2017 and June 30, 2016 respectively.

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

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at March 31, 2017.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of March 31, 2017 and matures on June 30, 2021.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of March 31, 2017 and June 30, 2016, a liability of $9,120 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. For the three and nine months ended March 31, 2017, the Company recorded environmental remediation charges of $733 and $903, respectively, which are included in selling, general and administrative expenses in the accompanying consolidated statements of income for the three and nine months ended March 31, 2017. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2017 and June 30, 2016 is $4,104 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $1,317 through the next twelve months.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At March 31, 2017, the Company had foreign currency contracts outstanding that had a notional amount of $65,861. Unrealized (losses) gains on hedging activities for the nine months ended March 31, 2017 and 2016 was ($230) and $226, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of March 31, 2017 is $97,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2017, is $249. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

At March 31, 2017, the Company had $2,830 of contingent consideration, $2,697 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 2) and $133 of contingent consideration related to a previously acquired company in France.

During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level using a discounted cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment.

Changes in the Company's goodwill during 2017 are as follows:

	Human Health Segment	Pharmaceutical Ingredients Segment	Performance Chemicals Segment	Total Goodwill
Balance as of June 30, 2016	$66,039	$1,651	$181	$67,871
Citron and Lucid product acquisition	173,907	-	-	173,907
Changes in foreign currency exchange rates	-	(30)	(7)	(37)
Balance as of March 31, 2017	$239,946	$1,621	$174	$241,741

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $132,800 at March 31, 2017 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2017 and June 30, 2016:

	Fair Value Measurements at March 31, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,490	-	$5,490

Investments:
Time deposits	-	1,966	-	1,966

Foreign currency contracts-assets (1)		27		27
Foreign currency contracts-liabilities (2)	-	262	-	262
Derivative liability for interest rate swap (3)		249	-	249
Contingent consideration (4)	-	-	$2,830	2,830

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017.
(4)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017.

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,249	-	$6,249

Investments:
Time deposits	-	881	-	881

Foreign currency contracts-assets (5)	-	160	-	160
Foreign currency contracts-liabilities (6)	-	169	-	169
Contingent consideration (7)	-	-	$132	132

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2016.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2016.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(9) Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the provisions of ASU 2017-04.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of the provisions of ASU 2017-01.

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

The Company's chief operating decision maker (CODM) evaluates performance of the segments based on net sales, gross profit and income (loss) before income taxes. Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis. During all periods presented, our CODM has been the Chief Executive Officer of the Company. In accordance with GAAP, the Company has aggregated certain operating segments into reportable segments because they have similar economic characteristics, and the operating segments are similar in all of the following areas: (a) the nature of the products and services; (b) the nature of the production processes; (c) the type or class of customer for their products and services; (d) the methods used to distribute their products or provide their services; and (e) the nature of the regulatory environment.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Nine Months Ended March 31, 2017 and 2016:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$201,686	$121,253	$120,759	$-	$443,698
Gross profit	56,424	19,867	27,672	-	103,963
Income (loss) before income taxes	13,912	7,299	13,599	(20,452)	14,358

2016
Net sales	$175,306	$118,496	$129,298	$-	$423,100
Gross profit	61,172	20,870	26,696	-	108,738
Income (loss) before income taxes	29,927	8,389	13,776	(8,472)	43,620

Three months Ended March 31, 2017 and 2016:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$99,816	$43,821	$46,491	$-	$190,128
Gross profit	25,300	7,255	9,764	-	42,319
Income (loss) before income taxes	5,007	3,036	5,034	(4,565)	8,512

2016
Net sales	$58,780	$45,841	$53,305	$-	$157,926
Gross profit	19,125	8,648	10,516	-	38,289
Income (loss) before income taxes	8,630	4,608	6,972	(4,666)	15,544

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2017 and related condensed consolidated statements of income and comprehensive income for the three-month and nine-month periods ended March 31, 2017 and 2016, and cash flows for the nine-month periods ended March 31, 2017 and 2016 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2016, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 26, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York

May 5, 2017

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

Executive Summary

We are reporting net sales of $443,698 for the nine months ended March 31, 2017, which represents a 4.9% increase from the $423,100 reported in the comparable prior period. Gross profit for the nine months ended March 31, 2017 was $103,963 and our gross margin was 23.4% as compared to gross profit of $108,738 and gross margin of 25.7% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the nine months ended March 31, 2017 was $75,614, an increase of $19,237 from what we reported in the prior period. Our net income decreased to $9,409, or $0.30 per diluted share, compared to net income of $27,992, or $0.95 per diluted share, in the prior period.

Our financial position as of March 31, 2017 remains strong, as we had cash and cash equivalents and short-term investments of $61,928, working capital of $248,878 and shareholders’ equity of $402,151.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products under the Rising Pharmaceuticals (“Rising”) label to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”), and its affiliate Lucid Pharma LLC (“Lucid”). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms. Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

Aceto and Citron possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. We believe consistent with our strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development. In addition, we believe that this transaction greatly enhanced our size and stature within the generic pharmaceutical industry, expanded our partnership network and offers us opportunities to realize meaningful cost and tax efficiencies, as well as representing an integral component of Aceto's continued strategy to become a Human Health oriented company.

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

According to an April 18, 2017 Federal Reserve Statistical Release, in the first quarter of calendar year 2017, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decline at an annual rate of .3%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three and nine months ended March 31, 2017 and 2016. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

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

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2017 Compared to Nine Months Ended March 31, 2016

	Net Sales by Segment Nine months ended March 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$201,686	45.5%	$175,306	41.4%	$26,380	15.0%
Pharmaceutical Ingredients	121,253	27.3	118,496	28.0	2,757	2.3
Performance Chemicals	120,759	27.2	129,298	30.6	(8,539)	(6.6)

Net sales	$443,698	100.0%	$423,100	100.0%	$20,598	4.9%

	Gross Profit by Segment Nine months ended March 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$56,424	28.0%	$61,172	34.9%	$(4,748)	(7.8)%
Pharmaceutical Ingredients	19,867	16.4	20,870	17.6	(1,003)	(4.8)
Performance Chemicals	27,672	22.9	26,696	20.6	976	3.7

Gross profit	$103,963	23.4%	$108,738	25.7%	$(4,775)	(4.4)%

Net Sales

Net sales increased $20,598 or 4.9%, to $443,698 for the nine months ended March 31, 2017, compared with $423,100 for the prior period. We reported sales increases in our Human Health and Pharmaceutical Ingredients segments and a decrease in the Performance Chemicals segment.

Human Health

Net sales for the Human Health segment increased by $26,380 for the nine months ended March 31, 2017, to $201,686, which represents a 15.0% increase over net sales of $175,306 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $57,134 are included in the nine months ended March 31, 2017. This increase was offset by a decline in sales of Rising products of $27,185 and a decline of $3,569 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition, price erosion on certain products in our generic drugs portfolio and delays in contribution from new product launches. We believe this industry wide pricing pressure on the generic business will continue in the near term. In addition, we have approximately forty FDA approved products that we are preparing to launch in the near future, which will mitigate this pricing pressure. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary, due to certain orders being pushed to the fourth quarter of fiscal 2017 and the timing of the orders in the prior period as one customer requested orders be delivered in the first quarter of fiscal 2016.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $2,757 or 2.3% to $121,253 when compared to the prior period net sales of $118,496. The increase in sales for this segment was due primarily to a rise in sales volume of intermediates sold abroad, particularly at our subsidiary in France offset by a decline in sales of APIs sold abroad.

Performance Chemicals

Net sales for the Performance Chemicals segment was $120,759 for the nine months ended March 31, 2017, representing a decrease of $8,539 or 6.6%, from net sales of $129,298 for the prior period. One reason for the decrease in net sales for Performance Chemicals was a decline in domestic sales of products sold by our Specialty Chemicals business, particularly a $4,270 drop in sales of agricultural, dye and pigment intermediates due to a delay in shipments, decreased demand and utilization of vendor managed inventory. In addition, overall sales of Specialty Chemicals were down due to the devaluation of the Chinese Renminbi, resulting in reduced customer pricing. In addition, Performance Chemicals sales were impacted by a $5,235 drop in sales of our agricultural protection products, predominantly from a decline in sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.

Gross Profit

Gross profit decreased $4,775 to $103,963 (23.4% of net sales) for the nine months ended March 31, 2017, as compared to $108,738 (25.7% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $56,424 for the nine months ended March 31, 2017 decreased $4,748, or 7.8%, over the prior period. The gross margin of 28.0% was lower than the prior period’s gross margin of 34.9%. The decrease in gross profit and gross margin in the Human Health segment predominantly relates to the decline in Rising sales, primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as an unfavorable product mix and back orders on certain other products. The decrease in Human Health’s gross profit was partially offset by gross profit of $11,314 on sales from the product acquisition, which is included in the nine months ended March 31, 2017.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $19,867 for the nine months ended March 31, 2017 decreased $1,003, or 4.8%, over the prior period. The gross margin of 16.4% was lower than the prior period’s gross margin of 17.6%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs sold both domestically and abroad, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $27,672 for the nine months ended March 31, 2017, versus $26,696 for the prior year, an increase of $976, or 3.7%. The gross margin at 22.9% for the nine months ended March 31, 2017 was also higher than the prior year’s gross margin of 20.6%. The increase in gross profit and gross margin was due to a $1,165 rise in gross profit for the Agricultural Protection Products business. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A of $75,614 for the nine months ended March 31, 2017 increased $19,237 or 34.1% from $56,377 reported for the prior period. As a percentage of sales, SG&A increased from 13.3% to 17.0% for the nine months ended March 31, 2017 versus the prior period. SG&A for the current period included $8,818 of transaction costs related to the product purchase agreement associated with Citron and Lucid, as discussed in Note 2 of the condensed consolidated financial statements, as well as $6,030 of amortization expense associated with the purchased intangible assets and $1,910 of consulting services provided by Citron employees in connection with the transition services agreement entered into in connection with the product purchase agreement The increase in SG&A is also due in part to a $1,192 rise in payroll, fringe benefits, performance awards and stock-based compensation expense, reflecting the hiring of certain key management personnel as well as annual merit increases. SG&A also increased due to $529 of separation costs related to the integration of the product acquisition and a $903 environmental remediation charge related to Arsynco.

Research and Development Expenses

Research and development expenses (“R&D”) decreased to $4,998 for the nine months ended March 31, 2017 compared to $6,280 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the nine months ended March 31, 2017 operating income was $23,351 compared to $46,081 in the prior period, a decrease of $22,730 or 49.3%.

Interest Expense

Interest expense was $10,223 for the nine months ended March 31, 2017, an increase of $5,457 or 114.5% from the prior period. The increase was primarily due to interest expense associated with the A&R Credit Agreement, which was entered into on December 21, 2016, as well as amortization of the debt discount and amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Interest and Other Income, Net

Interest and other income, net was $1,230 for the nine months ended March 31, 2017, a decrease of $1,075 from the prior period, primarily due to increases in unrealized foreign exchange losses from mark-to-market valuation of foreign currency futures contracts and the strong U.S. dollar compared to the Euro. In addition, interest and other income declined due to a drop in income related to a joint venture for one of our agricultural protection products.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2017 decreased to 34.5% compared to 35.8% for the prior period. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

	Net Sales by Segment Three months ended March 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$99,816	52.5%	$58,780	37.2%	$41,036	69.8%
Pharmaceutical Ingredients	43,821	23.0	45,841	29.0	(2,020)	(4.4)
Performance Chemicals	46,491	24.5	53,305	33.8	(6,814)	(12.8)

Net sales	$190,128	100.0%	$157,926	100.0%	$32,202	20.4%

	Gross Profit by Segment Three months ended March 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$25,300	25.3%	$19,125	32.5%	$6,175	32.3%
Pharmaceutical Ingredients	7,255	16.6	8,648	18.9	(1,393)	(16.1)
Performance Chemicals	9,764	21.0	10,516	19.7	(752)	(7.2)

Gross profit	$42,319	22.3%	$38,289	24.2%	$4,030	10.5%

Net Sales

Net sales increased $32,202, or 20.4%, to $190,128 for the three months ended March 31, 2017, compared with $157,926 for the prior period. We reported a sales increase in our Human Health segment and decreases in our Performance Chemicals and Pharmaceutical Ingredients segments.

Human Health

Net sales for the Human Health segment increased by $41,036 for the three months ended March 31, 2017, to $99,816, which represents a 69.8% increase over net sales of $58,780 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $52,173 are included in the three months ended March 31, 2017. This increase is offset by a decline in sales of Rising products of $11,626. The decrease in Rising sales was primarily driven by increased competition and price erosion on certain products in our generic drugs portfolio, which was partially offset by incremental sales from new product launches.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $2,020 or 4.4% to $43,821 when compared to the prior period net sales of $45,841. The decrease in sales for this segment was due primarily to a decline of $1,210 in sales volume of intermediates sold abroad, particularly at our subsidiaries in France and Germany, as well as a decrease of $676 in sales of APIs that were sold abroad, specifically at our subsidiary in Singapore.

Performance Chemicals

Net sales for the Performance Chemicals segment was $46,491 for the three months ended March 31, 2017, representing a decrease of $6,814 or 12.8%, from net sales of $53,305 for the prior period. The primary reason for the decrease in net sales for Performance Chemicals was a $9,809 drop in sales of our agricultural protection products, predominantly from a decline in sales of a wide-range insecticide used on various crops, caused by the timing of orders that were not received until the fourth quarter of fiscal 2017, as well as an herbicide used to control sedge on rice. The decline in Performance Chemicals is offset in part by a $2,995 increase in sales of products sold by our Specialty Chemicals business, specifically sales of agricultural, dye and pigment intermediates, which increased $2,445 over the prior period.

Gross Profit

Gross profit increased $4,030 to $42,319 (22.3% of net sales) for the three months ended March 31, 2017, as compared to $38,289 (24.2% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $25,300 for the three months ended March 31, 2017 increased $6,175, or 32.3%, over the prior period. The gross margin of 25.3% was lower than the prior period’s gross margin of 32.5%. The increase in gross profit in the Human Health segment predominantly relates to gross profit of $10,319 on sales from the product acquisition which is included in the three months ended March 31, 2017. This increase is offset by a decline of $4,538 of gross profit on Rising products primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as an unfavorable product mix and back orders on certain other products.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $7,255 for the three months ended March 31, 2017 decreased $1,393, or 16.1%, over the prior period. The gross margin of 16.6 % was lower than the prior period’s gross margin of 18.9%. The decrease in both gross profit and gross margin was predominantly the result of the decline in the sales volume of both APIs and intermediates sold abroad, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $9,764 for the three months ended March 31, 2017, versus $10,516 for the prior year, a decrease of $752, or 7.2%. The gross margin at 21.0% for the three months ended March 31, 2017 was higher than the prior year’s gross margin of 19.7%. The decrease in gross profit was predominantly due to a decline of $1,304 in gross profit for the Agricultural Protection Products business, primarily due to decreased sales volume of an herbicide used to control sedge on rice and a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables. The Agricultural Protection Products business experienced a favorable product mix for the three months ended March 31, 2017.

Selling, General and Administrative Expenses

SG&A of $26,519 for the three months ended March 31, 2017 increased $7,021 or 36.0% from $19,498 reported for the prior period. As a percentage of sales, SG&A increased from 12.3% to 13.9% for the three months ended March 31, 2017 versus the prior period. SG&A for the current period included $5,427 of amortization expense associated with the purchased intangible assets related to the product purchase agreement in connection with Citron and Lucid. The increase in SG&A is also due in part to $1,746 of consulting services provided by Citron employees in connection with a transition services agreement associated with the product purchase agreement. SG&A also increased due to $246 of separation costs related to the integration of the product acquisition and a $733 environmental remediation charge related to Arsynco.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $2,607 for the three months ended March 31, 2017 compared to $2,319 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended March 31, 2017 operating income was $13,193 compared to $16,472 in the prior period, a decrease of $3,279 or 19.9%.

Interest Expense

Interest expense was $5,321 for the three months ended March 31, 2017, an increase of $3,164 or 146.7% from the prior period. The increase was primarily due to interest expense associated with the A&R Credit Agreement, which was entered into on December 21, 2016, as well as amortization of the debt discount and amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Interest and Other Income, Net

Interest and other income, net was $640 for the three months ended March 31, 2017, a decrease of $589 from the prior period, primarily due to a decline in income related to a joint venture for one of our agricultural protection products.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2017 increased to 34.4% compared to 32.9% for the prior period.

Liquidity and Capital Resources

Cash Flows

At March 31, 2017, we had $59,962 in cash, of which $37,931 was outside the United States, $1,966 in short-term investments, all of which is held outside the United States, and $367,790 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $248,878 at March 31, 2017 compared to $253,755 at June 30, 2016. The $37,931 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2017 decreased $6,866 from the amount at June 30, 2016.

Operating activities for the nine months ended March 31, 2017 provided cash of $31,551 for this period, as compared to cash provided of $17,023 for the comparable period. The $31,551 resulted from $9,409 in net income and $25,149 derived from net adjustments for non-cash items plus a net $3,007 decrease from changes in operating assets and liabilities. The non-cash items included $15,301 in depreciation and amortization expense, $627 for deferred income taxes, $4,355 for amortization of debt issuance costs and debt discount and $5,239 in non-cash stock compensation expense, offset in part by $1,558 of earnings on an equity investment in a joint venture. Trade accounts receivable increased $14,839 during the nine months ended March 31, 2017, due predominantly to an increase in sales from the fourth quarter of 2016, as well as an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry practices and recent consolidation of wholesalers and retail drug chains. In addition, days sales outstanding increased for Rising due to a reduction in wholesale acquisition cost for certain products, which resulted in larger shelf stock adjustments taken by customers. Days sales outstanding also increased at our Agricultural Protection Products subsidiary due to timing. Inventories increased by $3,778 and accounts payable increased by $18,857 due primarily to inventories that were in-transit for our Agricultural Protection Products subsidiary for the anticipated sale of a wide-range insecticide used on various crops and a sprout inhibitor that extends the storage life of potatoes. Accrued expenses and other liabilities decreased $4,702 due primarily to a decrease in accrued compensation as fiscal 2016 performance award payments were made in September 2016, as well as the timing of income tax payments. Our cash position at March 31, 2016 increased $19,073 from the amount at June 30, 2015. Operating activities for the nine months ended March 31, 2016 provided cash of $17,023 for this period. The $17,023 resulted from $27,992 in net income and $13,296 derived from net adjustments for non-cash items less a net $24,265 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2017 used cash of $275,512 primarily from $270,000 of payments for the product acquisition and purchases of intangible assets and property and equipment of $4,463 and purchases of investments in time deposits of $1,824, partially offset by sales of investments in time deposits of $775. Investing activities for the nine months ended March 31, 2016 used cash of $10,842 primarily from purchases of intangible assets and property and equipment of $11,829, partially offset by sales of investments in time deposits of $1,006.

Financing activities for the nine months ended March 31, 2017 provided cash of $237,852, primarily from bank borrowings of $265,000. Financing activities included $16,898 of repayments of bank loans, $5,944 payment of cash dividends and $5,407 for payment of deferred financing costs offset in part by $550 of proceeds received from stock option exercises and $551 of excess income tax benefits on stock option exercises and restricted stock vestings. Financing activities for the nine months ended March 31, 2016 provided cash of $12,511. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,648 of bank borrowings. Financing activities also included a $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $5,351 payment of cash dividends and $1,169 of excess income tax benefits on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At March 31, 2017, the Company had available lines of credit with foreign financial institutions totaling $6,874, all of which are available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of March 31, 2017, the Company borrowed Revolving Loans aggregating $102,000 which loans are Eurodollar Loans at interest rates ranging from 2.98% to 3.57 % at March 31, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of March 31, 2017, the remaining amount outstanding under the Initial Term Loan is $146,250 and is payable as a Eurodollar Loan at an interest rate of 3.15% at March 31, 2017. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at March 31, 2017 and June 30, 2016 respectively.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at March 31, 2017.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of March 31, 2017 is $97,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2017, is $249. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

Working Capital Outlook

Working capital was $248,878 at March 31, 2017 versus $253,755 at June 30, 2016. We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash, as is the case with our recent product acquisition.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of March 31, 2017, the Company accrued $2,697 related to this contingent consideration.

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

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $1,317 over the next twelve months.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $6,112 towards remediation of the property in the next twelve months.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of the provisions of ASU 2017-04.

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

Investment Market Price Risk

We had short-term investments of $1,966 at March 31, 2017 and $881 at June 30, 2016. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2017, we had foreign currency contracts outstanding that had a notional amount of $65,861. At June 30, 2016 our outstanding foreign currency contracts had a notional amount of $58,087. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2017 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On March 31, 2017, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of March 31, 2017, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,347. On June 30, 2016 such potential loss amounted to $8,143. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of March 31, 2017 is $97,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2017, is $249.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2016, we are subject to various environmental proceedings for which there were no material changes during the nine months ended March 31, 2017.

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

ACETO CORPORATION

DATE	May 5, 2017	BY	/s/ Salvatore Guccione
Salvatore Guccione, President and Chief Executive Officer
(Principal Executive Officer)

DATE	May 5, 2017	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)