Form 10-K
period 2017-06-30
ACETO CORP
filed 2017-08-25
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 31, 2016 as reported on the NASDAQ Global Select Market was approximately $564,677,707.

The Registrant has 30,109,417 shares of common stock outstanding as of August 21, 2017.

Documents incorporated by reference: The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2017

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

Item 1. Business

General

Aceto Corporation, together with its consolidated subsidiaries, are referred to herein collectively as “Aceto”, “the Company”, “we”, “us”, and “our”, unless the context indicates otherwise. Aceto was incorporated in 1947 in the State of New York. We are an international company engaged in the development, marketing, sales and distribution of finished dosage form generic pharmaceuticals, nutraceutical products, pharmaceutical active ingredients and intermediates, specialty performance chemicals inclusive of agricultural intermediates and agricultural protection products. Our business is organized along product lines into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. Aceto functions as a virtual manufacturing company, distributing more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, we believe that our global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. One supplier accounted for 16% of purchases in fiscal 2017 and 0% in 2016.

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

Our presence in China, Germany, France, The Netherlands, Singapore, India, Hong Kong, Philippines, the United Kingdom and the United States, along with strategically located warehouses worldwide, enable us to respond quickly to demands from customers worldwide, assuring that a consistent, high-quality supply of pharmaceutical, nutraceutical, specialty chemicals and agricultural protection products are readily accessible. We are able to offer our customers competitive pricing, continuity of supply, and quality control. Highly experienced staff, approximately one-third of whom are technically trained, enable Aceto to meet individual customer needs. Our marketing, sales, regulatory and technical professionals possess an intimate knowledge of worldwide sources of supply and product applications, as well as statutory and technical requirements. Many of our professionals are respected leaders in their industry, bringing 25 or more years of experience to customer applications. This longevity has fostered confidence and loyalty among customers and suppliers.

Aceto partners with customers during the product development process, creating new applications for existing products, as well as new product sourcing opportunities. We offer solutions for product and production challenges, while assisting with quality assurance, government approvals and compliance. All of these value-added services allow Aceto’s customers to be more responsive to their end use customers and more competitive in the global marketplace. We believe our 70 years of experience, our reputation for reliability and stability, and our long-term relationships with suppliers have fostered loyalty among our customers.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, Aceto’s Rising Pharmaceuticals subsidiary (“Rising”) completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”), and its affiliate Lucid Pharma LLC (“Lucid”). Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

Aceto and Rising Health possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. We believe that, consistent with our strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development. In addition, we believe that this transaction greatly enhanced our size and stature within the generic pharmaceutical industry, expanded our partnership network and offers us opportunities to realize meaningful cost and tax efficiencies, as well as representing an integral component of Aceto's continued strategy to become a Human Health oriented company.

According to a QuintilesIMS press release on May 5, 2017, growth in U.S. spending on prescription medicines fell in 2016 as competition intensified among manufacturers, and payers ramped up efforts to limit price increases. According to the QuintilesIMS Institute study, “Drug spending grew at a 4.8 percent pace in 2016 to $323 billion, less than half the rate of the previous two years, after adjusting for off-invoice discounts and rebates. The surge of innovative medicine introductions paused in 2016, with fewer than half as many new drugs launched than in 2014 and 2015. While the total use of medicines continued to climb—with total prescriptions dispensed reaching 6.1 billion, up 3.3 percent over 2015 levels—the spike in new patients being treated for hepatitis C ebbed, which contributed to the decline in spend. Net price increases—reflecting rebates and other price breaks from manufacturers—averaged 3.5 percent last year, up from 2.5 percent in 2015.”

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

According to a July 14, 2017 Federal Reserve Statistical Release, in the second quarter of calendar year 2017, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 1.3%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market. In the National Agricultural Statistics Services release dated June 30, 2017, the total crop acreage planted in the United States in 2017 decreased by .3% to 318 million acres from 319 million acres in 2016. The number of peanut acres planted in 2017 increased 8.8% from 2016 levels while sugarcane acreage harvested decreased 3.4% from 2016. In addition, the potato acreage harvested in 2017 increased approximately ..7% from the 2016 level.

Research and Development Expenses

Research and development expenses (R&D) represent investment in our generic finished dosage form product pipeline. R&D expenses during fiscal years 2017, 2016 and 2015 were $7,898, $7,937 and $5,942 respectively.

Long-lived Assets

Long-lived assets, excluding property held for sale, by geographic region as of June 30, 2017, 2016 and 2015 were as follows:

	Long-lived assets
	2017	2016	2015
United States	$528,359	$152,701	$152,886
Europe	2,538	2,504	2,544
Asia-Pacific	1,582	1,781	1,893
Total	$532,479	$156,986	$157,323

Suppliers and Customers

We will only purchase products from specifically approved plants that meet strict guidelines for quality. We regularly visit our suppliers to evaluate them not only on the basis of ability to deliver satisfactory products on a timely and cost efficient basis, but also on quality system, facilities and equipment system, materials system, production system, packaging and labeling system, and laboratory control system. During the fiscal years ended June 30, 2017 and 2016 approximately 62% and 56%, respectively, of our purchases were from Asia and approximately 17% and 22%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia. We will continue our program of regular visits to our suppliers' plants, and will continue to educate them on the quality of product and service required by our customers. Aceto is uniquely able to do this, as many of our sales representatives are technically trained (chemists, chemical engineers, biologists, pharmacologists, etc.) most with in-plant or industrial laboratory experience that allows them to effectively communicate customer requirements to sourcing teams. Our customers include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2017, 2016 and 2015, sales made to customers in the United States totaled $465,879, $380,533 and $369,663, respectively. Sales made to customers outside the United States during fiscal years 2017, 2016 and 2015 totaled $172,439, $177,991 and $177,288, respectively, of which, approximately 56%, 56% and 62%, respectively, were to customers located in Europe. One customer (AmerisourceBergen Corporation) accounted for 12% of net sales in fiscal 2017, 14% of net sales in 2016 and 13% of net sales in fiscal 2015. Another customer (McKesson Corporation) accounted for 11% of net sales in fiscal 2017, 7% of net sales in 2016 and 6% of net sales in 2015. No single product accounted for as much as 10% of net sales in fiscal 2017, 2016 or 2015.

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

Certain of our products involve the use, storage and transportation of toxic and hazardous materials. The Company's operations are subject to extensive laws and regulations relating to the storage, handling, transportation and discharge of materials into the environment and the maintenance of safe working conditions. We have designed safety procedures to comply with the standards prescribed by federal, state and local regulations. We promote the use of environmentally friendly recyclable packaging by our suppliers. We endeavor to meet our customers' packaging requirements. We only use warehouses and carriers approved to handle chemicals and that have appropriate permits and licenses. We will endeavor to ensure that each package of each shipment has correct labels and supplier lot numbers, and is in compliance with safety and environmental laws.

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

In connection with the 2016 acquisition of certain products and related assets by Aceto from Lucid, the government contracting business of Citron, Aceto acquired through the government’s novation process Lucid’s government contracts.  The U.S. government has advised Lucid that it is reviewing whether Lucid’s supply of certain products under its government contracts complied with the contracts’ country-of-origin clauses as mandated by the federal Trade Agreements Act (“TAA”).  Aceto is not named in this matter.  If the products are found to not have complied with the country-of-origin clauses, then the government could exercise remedies, including termination of one or more of the subject contracts or other statutory damages.  By virtue of Aceto’s assumption of these contracts, Aceto could be liable for some of these damages.  Aceto is entitled to indemnification under the terms of the product purchase agreement governing that transaction from the sellers for damages it may suffer as a result.  In order to protect its position and without commenting on the merits of the U.S. government’s claim, Aceto has submitted an indemnification claim to the sellers under the product purchase agreement, covering damages that Aceto may suffer as a result of this matter. Aceto has offset rights under the product purchase agreement with respect to future payment obligations that, in Aceto’s view, substantially exceed any damages that Aceto may suffer as a result of this matter.

Employees

At June 30, 2017, we had 286 employees, none of whom were covered by a collective bargaining agreement.

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

Our policies regarding returns, allowances, rebates and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

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

A chargeback is the difference between the price the wholesaler pays and the price that the wholesaler’s end-customer pays for a product. Although we establish reserves based on our prior experience and our best estimates of the impact that these policies may have in subsequent periods, we cannot ensure that our reserves are adequate or that actual product returns, allowances, rebates, chargebacks and partnered product liabilities will not exceed our estimates.

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

We have entered into collaborative arrangements that may not result in marketable products.

We regularly enter into collaborative arrangements to develop generic products for us to market in the U.S. We can offer no assurances that these arrangements will result in additional approved products, or that we will be able to market the products at a profit. In addition, any expenses related to trials, or additional studies required by the FDA, that we may incur in connection with these collaborative arrangements may negatively affect our business, financial condition, operating results and cash flows. Specifically:

•	trials could be more costly than we anticipate;
•	formulation development could take longer and be more costly than we expect; and
•	we may be required to obtain specialized equipment in order to manufacture products on a commercial scale.

Any of these events could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by us, could negatively impact profitability.

The cost of insurance, including workers compensation, product liability and general liability insurance, has risen in recent years and may increase in the future. In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs. These increases and our increased risk due to increased deductibles and reduced coverage could materially adversely affect our business, financial condition, operating results and cash flows. Additionally, certain insurance coverage may not be available to us for risks faced by us. Sometimes the coverage we obtain for certain risks may not be adequate to fully reimburse the amount of damage that we could possibly sustain. Should either of these events occur, the lack of insurance to cover our entire loss could materially adversely affect our business, financial condition, operating results and cash flows.

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

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including, among others, intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and could have a significant impact on our effective tax rate. In addition, from time to time, various legislative initiatives could be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In connection with the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting (BEPS) project, starting in 2017, companies may be required to disclose more information to tax authorities on operations around the world. The Company regularly assesses the likely outcomes of its tax audits to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

The U.S. Congress and Trump administration may make substantial changes to fiscal, tax, regulation and other federal policies that may adversely affect our business, financial condition, operating results and cash flows.

The Trump administration has called for substantial changes to U.S. fiscal and tax policies, which may include comprehensive corporate and individual tax reform. In addition, the Trump administration has called for significant changes to U.S. trade, healthcare, immigration, foreign, and government regulatory policy. To the extent the U.S. Congress or Trump administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, overall, we will benefit from them or be negatively affected by them.

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

We have a significant amount of bank loans.

At June 30, 2017, we have $90,000 of revolving bank loans outstanding and $142,500 outstanding in a bank term loan. If we are unable to generate sufficient cash flow or otherwise obtain funds necessary to make required payments on the credit facility, it will be in default. This current debt arrangement requires us to comply with several financial covenants. Our ability to comply with these covenants may be affected by events beyond our control and could result in a default under our credit facility, which could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

We may need to raise additional capital to fund larger acquisitions and investments in the future which may not be available on acceptable terms or at all.

Acquisitions and investments in new products are an important component of our growth strategy. Larger acquisitions and investments will require us to raise additional capital. We may consider issuing additional debt or equity securities in the future to fund potential acquisitions or investments. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing shareholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expense and potentially lowering our credit ratings. We may not be able to market such issuances on favorable terms, or at all, in which case, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

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

If we are unable to manage our growth, our business, financial condition, operating results and cash flows could be materially adversely affected.

We have experienced rapid growth in the past several years, including the acquisition of membership interests of PACK Pharmaceuticals, LLC in fiscal 2014 and the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC and its affiliate Lucid Pharma in fiscal 2017. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. Failing to manage growth effectively could have a material adverse effect on our business, financial condition, operating results and cash flows.

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

Our business may be adversely affected if we encounter complications in connection with the upgrade and implementation of our enterprise resource planning (“ERP”) system, our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

In recent years, we have implemented or planned implementations of a new ERP system at all of our global locations. We also are planning to implement a new ERP system at our Rising subsidiary, which would include recently acquired assets during fiscal 2017. In general, the process of planning and preparing for these types of implementations is extremely complex and we are required to address a number of challenges including data conversion, system cutover and user training. Problems in any of these areas could cause operational problems during implementation including delayed shipments, missed sales, billing and accounting errors and other operational issues. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could materially adversely affect our business, financial condition, operating results and cash flows.

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

Our business depends on the free flow of products and services through the channels of commerce worldwide. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2017 and 2016, approximately 27% and 32%, respectively of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries. In addition, in fiscal year 2017, approximately 62% and 17% of our purchases came from Asia and Europe, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

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

In May 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized, but not obligated, to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. Repurchases pursuant to our stock repurchase program could affect our stock price and increase the volatility of our common stock. The existence of a stock repurchase program could also potentially reduce the market liquidity for our stock. Although the stock repurchase program is intended to enhance long-term stockholder value, we cannot provide assurance that this will occur. The stock repurchase program may be suspended or terminated at any time, and we have no obligation to repurchase any amount of our common stock under the program.

There are inherent uncertainties involved in estimates, judgments and assumptions used in preparing financial statements in accordance with U.S. generally accepted accounting principles. Any changes in the estimates, judgments and assumptions we use could have a material adverse effect on our business, financial condition, operating results and cash flows.

The consolidated financial statements included in the periodic reports we file with the SEC are prepared in accordance with GAAP. Preparing financial statements in accordance with GAAP involves making estimates, judgments and assumptions, including accruals for chargebacks, rebates, returns, partnered products and other allowances, that affect reported amounts of assets, liabilities, revenues, expenses and income. Estimates, judgments and assumptions are inherently subject to change, and any such changes could result in corresponding changes to the reported amounts.

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

The expansion of social media platforms present new risks and challenges, which could have a material adverse effect on our reputation, business, financial condition, operating results and cash flows.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial condition, operating results and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2010, we purchased a building in Port Washington, New York, which is the site of our global headquarters. We moved our corporate offices into this building in April 2011. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2017, had an outstanding balance of $2,763.

The Company leases approximately 41,000 gross square feet of office and warehouse space in Allendale, New Jersey for its Rising subsidiary. This lease expires in October 2017. At that time, Rising will be relocating to newly leased property in Saddle Brook, New Jersey and leasing approximately 30,000 gross square feet of office space. In addition, in the first quarter of fiscal year 2018, Rising will commence leasing approximately 125,000 gross square feet of warehouse space in Somerset, New Jersey. This building is owned by the former owners of Citron and Lucid. The lease was entered into contemporaneously with the execution of our product purchase agreement with Citron and Lucid.

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

In March 2006, Arsynco received notice from the EPA of its status as a PRP under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for a site described as the Berry’s Creek Study Area (“BCSA”). Arsynco is one of over 150 PRPs which have potential liability for the required investigation and remediation of the site. The estimate of the potential liability is not quantifiable for a number of reasons, including the difficulty in determining the extent of contamination and the length of time remediation may require. In addition, any estimate of liability must also consider the number of other PRPs and their financial strength. In July 2014, Arsynco received notice from the U.S. Department of Interior (“USDOI”) regarding the USDOI’s intent to perform a Natural Resource Damage (NRD) Assessment at the BCSA. Arsynco has to date declined to participate in the development and performance of the NRD assessment process. Based on prior practice in similar situations, it is possible that the State may assert a claim for natural resource damages with respect to the Arsynco site itself, and either the federal government or the State (or both) may assert claims against Arsynco for natural resource damages in connection with Berry's Creek; any such claim with respect to Berry's Creek could also be asserted against the approximately 150 PRPs which the EPA has identified in connection with that site. Any claim for natural resource damages with respect to the Arsynco site itself may also be asserted against BASF, the former owners of the Arsynco property. In September 2012, Arsynco entered into an agreement with three of the other PRPs that had previously been impleaded into New Jersey Department of Environmental Protection, et al. v. Occidental Chemical Corporation, et al., Docket No. ESX-L-9868-05 (the "NJDEP Litigation") and were considering impleading Arsynco into the same proceeding. Arsynco entered into an agreement to avoid impleader. Pursuant to the agreement, Arsynco agreed to (1) a tolling period that would not be included when computing the running of any statute of limitations that might provide a defense to the NJDEP Litigation; (2) the waiver of certain issue preclusion defenses in the NJDEP Litigation; and (3) arbitration of certain potential future liability allocation claims if the other parties to the agreement are barred by a court of competent jurisdiction from proceeding against Arsynco. In July 2015, Arsynco was contacted by an allocation consultant retained by a group of the named PRPs, inviting Arsynco to participate in the allocation among the PRPs’ investigation and remediation costs relating to the BCSA. Arsynco declined that invitation. Since a liability amount cannot be reasonably estimated at this time, no accrual is recorded for these potential future costs. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.” The following table states the fiscal year 2016 and 2017 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW

FISCAL YEAR 2016
First Quarter	$31.75	$21.21
Second Quarter	32.20	24.27
Third Quarter	26.90	19.20
Fourth Quarter	24.84	20.00

FISCAL YEAR 2017
First Quarter	$25.98	$18.25
Second Quarter	22.46	15.69
Third Quarter	22.43	14.32
Fourth Quarter	16.30	13.50

Cash dividends of $0.065 per common share were paid in September, December, March and June of fiscal year 2017. Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal years 2016 and 2015.

As of August 21, 2017, there were 226 holders of record of our common stock.

29,365,771 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, (c) the total return of our Prior Peer Group and (d) total return of our Current Peer Group. We have decided to change our peer group comparison to a new Peer Group (Current Peer Group) consisting of 15 companies selected by us to reflect our current business strategy of focusing more on the end market pharmaceutical space. The Current Peer group companies included: Akorn, Albany Molecular Research, Inc., American Vanguard Corporation, Amphastar Pharmaceuticals, ANI Pharmaceuticals, Cambrex Corporation, Depomed, Impax Laboratories, Inc., Innophos Holdings, Inc., Lannett Company, Inc., Lawson Products, Inc., Prestige Brand Holdings, Inc., Quaker Chemical Corporation, Sagent Pharmaceuticals, Inc. and Usana Health Sciences, Inc. We believe that the companies included in the Current Peer Group are more comparable to Aceto and reflect Aceto’s business strategy, placing greater emphasis on companies whose primary business is tied to health care. Going forward, we expect to include the Current Peer Group and not the Prior Peer Group.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, the Prior Peer Group and the Current Peer Group on June 30, 2012. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2012

ASSUMES DIVIDEND REINVESTMENT

FISCAL YEAR ENDING JUNE 30, 2017

	Aceto Corporation	S&P 500 Index	Prior Peer Group	Current Peer Group
June 30, 2012	100	100	100	100
June 30, 2013	157	121	131	119
June 30, 2014	208	150	166	184
June 30, 2015	285	161	205	250
June 30, 2016	256	168	182	198
June 30, 2017	183	198	203	206

Item 6. Selected Financial Data

(In thousands, except per-share amounts)

Fiscal years ended June 30,	2017	2016	2015	2014	2013

Net sales	$638,318	$558,524	$546,951	$510,179	$499,690
Operating income	30,554	58,028	56,333	44,272	34,416
Net income	11,376	34,766	33,483	29,000	22,328

At year end

Working capital	$251,355	$253,755	$185,310	$157,831	$128,393
Total assets	1,040,790	540,778	489,774	467,984	323,430
Long-term liabilities (including long-term debt)	410,313	137,430	110,563	115,877	38,883
Shareholders’ equity	407,672	304,442	254,211	233,584	194,640

Income per common share

Basic income per common share from net income	$0.35	$1.19	$1.17	$1.04	$0.83
Diluted income per common share from net income	$0.35	$1.18	$1.14	$1.02	$0.81
Cash dividends per common share	$0.26	$0.24	$0.24	$0.24	$0.22

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

We are reporting net sales of $638,318 for the year ended June 30, 2017, which represents a 14.3% increase from the $558,524 reported in the comparable prior year. Gross profit for the year ended June 30, 2017 was $140,792 and our gross margin was 22.1% as compared to gross profit of $142,785 and gross margin of 25.6% in the comparable prior year. Our selling, general and administrative costs (“SG&A”) for the year ended June 30, 2017 increased to $102,340 from $76,820 which we reported in the prior year. Our net income decreased to $11,376, or $0.35 per diluted share, compared to net income of $34,766, or $1.18 per diluted share for the prior year.

Our financial position as of June 30, 2017, remains strong, as we had cash, cash equivalents and short-term investments of $57,726, working capital of $251,355 and shareholders’ equity of $407,672. Shareholders’ equity at June 30, 2017 represents a $103,230 increase over our shareholders’ equity at June 30, 2016, principally reflecting net assets acquired in our product purchase agreement with Lucid and Citron and our profitability during the most recently completed fiscal year.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”), and its affiliate Lucid Pharma LLC (“Lucid”). Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

Aceto and Rising Health possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. We believe that, consistent with our strategy of expanding our portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development. In addition, we believe that this transaction greatly enhanced our size and stature within the generic pharmaceutical industry, expanded our partnership network and offers us opportunities to realize meaningful cost and tax efficiencies, as well as representing an integral component of Aceto's continued strategy to become a Human Health oriented company.

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

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2017. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

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

Partnered Products

The Company has various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to the Company’s finished dosage form generics business acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between the Company and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of business. The nature and purpose of both of these arrangements is for the Company to act as a distributor of finished dose products to its customers.  Under these arrangements, the Company maintains distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, the Company is required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  The Company’s accounting policy with respect to these collaborative arrangements calls for the Company to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the partners on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2017, 2016 and 2015, there was approximately $54,454, $41,036 and $51,352 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where the Company solely acts as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

Inventories

Inventories, which consist principally of finished goods, are stated at the lower of cost (first-in first-out method) and net realizable value. We write down our inventories for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and the estimated net realizable value based upon assumptions about future demand and market conditions. A significant sudden increase in demand for our products could result in a short-term increase in the cost of inventory purchases, while a significant decrease in demand could result in an increase in the excess inventory quantities on-hand. Additionally, we may overestimate or underestimate the demand for our products which would result in our understating or overstating, respectively, the write-down required for excess and obsolete inventory. Although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and reported operating results.

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

As of June 30, 2017, we had current net deferred tax assets of $546 and non-current net deferred tax assets of $12,128. These net deferred tax assets have been recorded based on our projecting that we will have sufficient future earnings to realize these assets, and the net deferred tax assets have been provided for at currently enacted income tax rates. If we determine that we will not be able to realize a deferred tax asset, an adjustment to the deferred tax asset could result in a reduction of net income at that time.

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

Results of Operations

Fiscal Year Ended June 30, 2017 Compared to Fiscal Year Ended June 30, 2016

	Net Sales by Segment Year ended June 30,
					Comparison 2017
	2017		2016		Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$315,395	49.4%	$228,035	40.8%	$87,360	38.3%
Pharmaceutical Ingredients	157,445	24.7	161,011	28.8	(3,566)	(2.2)
Performance Chemicals	165,478	25.9	169,478	30.4	(4,000)	(2.4)

Net sales	$638,318	100.0%	$558,524	100.0%	$79,794	14.3%

	Gross Profit by Segment Year ended June 30,
					Comparison 2017
	2017		2016		Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$78,109	24.8%	$77,880	34.2%	$229	0.3%
Pharmaceutical Ingredients	25,474	16.2	28,752	17.9	(3,278)	(11.4)
Performance Chemicals	37,209	22.5	36,153	21.3	1,056	2.9

Gross profit	$140,792	22.1%	$142,785	25.6%	$(1,993)	(1.4)%

Net Sales

Net sales increased $79,794 or 14.3%, to $638,318 for the year ended June 30, 2017, compared with $558,524 for the prior year. We reported sales increases in our Human Health segment and decreases in our Pharmaceutical Ingredients and Performance Chemicals segment.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $87,360 for the year ended June 30, 2017, to $315,395, which represents a 38.3% increase over net sales of $228,035 for the prior year. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $122,118 are included in the year ended June 30, 2017. This increase was offset by a decline in sales of Rising products of $30,585 and a decline of $4,173 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition, price erosion on certain products in our generic drugs portfolio and delays in contribution from new product launches. We believe this industry wide pricing pressure on the generic business will continue in the near term. However, we have approximately 15 - 20 FDA approved products that we are preparing to launch in the near future, which we believe should mitigate this pricing pressure. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased by $3,566 for the year ended June 30, 2017, to $157,445, which represents a 2.2% decrease from net sales of $161,011 for the prior year. The decrease in sales for this segment was due primarily to a decline in sales of domestic APIs of $2,750, mainly due to reduced orders of a customer-launched API.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $165,478 for the year ended June 30, 2017, representing a decrease of $4,000 or 2.4%, from net sales of $169,478 for the prior year. Performance Chemicals sales were impacted by a $4,696 drop in sales of our agricultural protection products, predominantly from a decline in sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables.

Gross Profit

Gross profit decreased $1,993 or 1.4% to $140,792 (22.1% of net sales) for the year ended June 30, 2017, as compared to $142,785 (25.6% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $78,109 for the year ended June 30, 2017 increased $229, or .3%, over the prior year. The gross margin of 24.8% was lower than the prior year’s gross margin of 34.2%. The increase in Human Health’s gross profit was partially related to gross profit of $26,373 on sales from the product acquisition, which is included in the twelve months ended June 30, 2017. This increase was offset by the decline of gross profit and gross margin on Rising sales, primarily driven by increased competition on certain products. In addition, gross profit and gross margin on Rising sales have experienced an unfavorable product mix due to price erosion on certain products, as well as an unfavorable product mix and back orders on certain other products. In addition, $4,502 of step-up in the fair value of the acquired inventory related to the product acquisition was amortized in fiscal 2017.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2017 for the Pharmaceutical Ingredients business decreased by $3,278 or 11.4% over the prior year. The gross margin of 16.2% for the year ended June 30, 2017 was also lower than the prior year’s gross margin of 17.9%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs sold both domestically and abroad, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $37,209 for the year ended June 30, 2017, versus $36,153 for the prior year, an increase of $1,056, or 2.9%. The gross margin at 22.5% for the year ended June 30, 2017 was also higher than the prior year’s gross margin of 21.3%. The increase in gross profit and gross margin was due to a $370 rise in gross profit for the Agricultural Protection Products business, as well as an increase of $686 of gross profit on sales of specialty chemicals. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A increased $25,520, or 33.2%, to $102,340 for the year ended June 30, 2017 compared to $76,820 for the prior year. As a percentage of sales, SG&A increased from 13.8% to 16.0% for the year ended June 30, 2017 versus the prior year. SG&A for the current year included $8,818 of transaction costs related to the product purchase agreement associated with Citron and Lucid, as discussed in Note 3 of the consolidated financial statements, as well as $11,517 of amortization expense associated with the purchased intangible assets and $2,030 of consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement entered into in connection with the product purchase agreement. The increase in SG&A is also due in part to a $1,528 rise in payroll, fringe benefits, and stock-based compensation expense, reflecting the hiring of certain key management personnel as well as annual merit increases. SG&A also increased due to $552 of separation costs related to the integration of the product acquisition and a $903 environmental remediation charge related to Arsynco. SG&A for the prior year included $1,313 environmental remediation charge related to Arsynco and $1,074 reversal of contingent consideration.

Research and Development Expenses

Research and development expenses (“R&D”) decreased $39 or 0.5% to $7,898 for the year ended June 30, 2017 compared to $7,937 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

Fiscal 2017 operating income was $30,554 compared to $58,028 in the prior year, a decrease of $27,474 or 47.3%.

Interest Expense

Interest expense was $15,770 for the year ended June 30, 2017, an increase of $8,773 from the prior year. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered into on December 21, 2016 to help fund our product acquisition, as well as amortization of the debt discount and amortization of debt issuance costs associated with the offering of Convertible Senior Notes during fiscal 2016.

Provision for Income Taxes

The effective tax rate for the year ended June 30, 2017 decreased to 34.5% compared to 35.4% for the prior year. The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States.

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

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $11,715 for the year ended June 30, 2016, to $161,011, which represents a 7.8% increase from net sales of $149,296 for the prior year. The increase in sales for this segment was due in part to a $14,479 rise in sales volume of APIs sold abroad, specifically by our Singapore and German operations. This increase was partially offset by a decline of $3,560 in sales of intermediates, which represent key components used in the manufacture of certain drug products. The primary reasons for the decline in intermediates was a reduction of demand and a delay in timing of orders for several products that are sold domestically.

Performance Chemicals

Net sales for the Performance Chemicals segment decreased to $169,478 for the year ended June 30, 2016, representing a decrease of $2,914 or 1.7%, from net sales of $172,392 for the prior year. The primary reason for the decrease in net sales for Performance Chemicals was a decline of $13,775 in domestic sales of products sold by our Specialty Chemicals business. This decrease in domestic specialty chemicals sales included an $8,833 drop in sales of agricultural, dye, pigment and miscellaneous intermediates, as well as a $1,553 decline in sales of polymer additives and a $1,915 decrease in products sold to the food, beverage and cosmetic industries. In addition, overall sales of Specialty Chemicals were down due to the government devaluation of the Chinese Renminbi, as well as the severe drop in oil prices, resulting in reduced customer pricing. The decreases in the Specialty Chemicals business were partially offset by an increase of $8,941 in sales of our agricultural protection products, predominantly from an increase in sales of a wide-range insecticide that is used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables, as well as an increase in sales volume of our sprout inhibitor products, which extends the storage life of potatoes and an herbicide used to control sedge on rice.

Gross Profit

Gross profit increased $7,351 or 5.4% to $142,785 (25.6% of net sales) for the year ended June 30, 2016, as compared to $135,434 (24.8% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $77,880 for the year ended June 30, 2016 increased $2,131, or 2.8%, over the prior year. The gross margin of 34.2% was higher than the prior year’s gross margin of 33.6%. The increase in gross profit and gross margin in the Human Health segment predominantly relates to price increases experienced in the prior year on certain Rising products. Overall, our Human Health segment experienced gross profit pressure, including increased chargebacks, from the consolidation of wholesalers with retail drug chains.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2016 for the Pharmaceutical Ingredients business increased by $2,069 or 7.8% over the prior year. The gross margin of 17.9% was unchanged from the prior year. The increase in gross profit was predominantly the result of the increase in the sales volume of APIs sold abroad, specifically by our Singapore and German operations, as well as favorable product mix on sales of domestic APIs.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $36,153 for the year ended June 30, 2016, versus $33,002 for the prior year, an increase of $3,151, or 9.5%. The gross margin at 21.3% for the year ended June 30, 2016 was also higher than the prior year’s gross margin of 19.1%. The increase in gross profit was due to $2,292 rise in gross profit for the Agricultural Protection Products business, primarily due to increased sales volume of a wide-range insecticide that is used on various crops, a sprout inhibitor that extends the storage life of potatoes, as well as an herbicide used to control sedge on rice. The Performance Chemicals segment also experienced favorable gross margin impact in the Specialty Chemicals business resulting in overall increased gross profit of $859, due to a decline in sales of lower margin products, as well as $376 of duty refunds related to the Generalized System of Preferences, a tariff system which expired in July 2013 and was not renewed until July 2015. In addition, both gross profit and gross margin of the Specialty Chemicals business were favorably impacted by the overall decline in costs of products sourced from China, due to the devaluation of the Chinese Renminbi.

Selling, General and Administrative Expenses

SG&A increased $3,661, or 5.0%, to $76,820 for the year ended June 30, 2016 compared to $73,159 for the prior year. As a percentage of sales, SG&A increased from 13.4% to 13.8% for the year ended June 30, 2016 versus the prior year. The increase in SG&A is primarily due to increased stock-based compensation expense of $2,182. SG&A for the year ended June 30, 2016 also included $1,213 of transaction costs related to a potential acquisition of a target company that we evaluated during the year but ultimately determined not to pursue, as well as a $1,313 environmental remediation charge related to Arsynco. These increases in SG&A were offset in part by an $833 reversal of contingent consideration related to the PACK acquisition and a $241 reversal of contingent consideration related to the acquisition of a company in France, due to management’s evaluation and assessment of the potential earnout amounts defined in the purchase agreements. SG&A for the prior year included a $1,618 environmental remediation charge related to Arsynco and $3,468 reversal of contingent consideration related to the PACK acquisition.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2017, we had $55,680 in cash, of which $36,865 was outside the United States, $2,046 in short-term investments, all of which is held outside the United States and $353,666 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $251,355 at June 30, 2017 compared to $253,755 at June 30, 2016. The $36,865 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The cash located outside of the United States can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at June 30, 2017 decreased $11,148 from the amount at June 30, 2016. Operating activities for the year ended June 30, 2017 provided cash of $44,567 for this period, as compared to cash provided of $31,831 for the prior year. The $44,567 resulted from $11,376 in net income and $39,689 derived from adjustments for non-cash items less a net $6,498 decrease from changes in operating assets and liabilities. The non-cash items included $23,754 in depreciation and amortization expense, $2,336 of earnings on an equity investment in a joint venture, $504 for deferred income taxes, $5,847 for amortization of debt issuance costs and debt discount, $903 for an environmental remediation charge related to Arsynco, $6,956 in non-cash stock compensation expense and $4,502 in amortization of inventory step-up. Trade accounts receivable increased $17,598 during the year ended June 30, 2017, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains. In addition, trade accounts receivable increased due to an increase in sales from the fourth quarter of 2016. Inventories increased by $2,958 and accounts payable decreased by $3,097 due primarily to increased inventories held in stock in Europe to support the nutritional and intermediates business. Accrued expenses and other liabilities increased $14,010 due primarily to a rise in price concessions and partnered product liabilities for our Rising business.

Our cash position at June 30, 2016 increased $32,808 from the amount at June 30, 2015. Operating activities for the year ended June 30, 2016 provided cash of $31,831 for this period, as compared to cash provided of $8,343 for the prior year. The $31,831 resulted from $34,766 in net income and $21,150 derived from adjustments for non-cash items less a net $24,085 decrease from changes in operating assets and liabilities. The non-cash items included $12,698 in depreciation and amortization expense, $2,060 of earnings on an equity investment in a joint venture, $18 for deferred income taxes, $3,496 for amortization of debt issuance costs and debt discount, $1,074 reversal of contingent consideration, $1,313 environmental remediation charge related to Arsynco and $6,719 in non-cash stock compensation expense. Trade accounts receivable increased $6,149 during the year ended June 30, 2016, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains. Inventories increased by $2,489 and accounts payable decreased by $8,937 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary as a result of a delay in sales of a fungicide used to prevent disease on pecan crops, which was shipped in the first quarter of fiscal 2017 and a build-up of inventory at our Rising subsidiary for both new and existing products. Accrued expenses and other liabilities decreased $7,689 due primarily to a decline in price concessions for our Rising subsidiary and timing of income tax payments for international tax jurisdictions. Our cash position at June 30, 2015 decreased $8,877 from the amount at June 30, 2014. Operating activities for the year ended June 30, 2015 provided cash of $8,343 for this period, as compared to cash provided of $25,056 for the comparable period. The $8,343 was comprised of $33,483 in net income and $11,385 derived from adjustments for non-cash items less a net $36,525 decrease from changes in operating assets and liabilities.

Investing activities for the year ended June 30, 2017 used cash of $276,378. This use of cash reflects payment for net assets acquired of $270,000 and purchases of investments, intangible assets and property and equipment of $7,287, partially offset by sales of investments in time deposits of $909. Investing activities for the year ended June 30, 2016 used cash of $9,894. This use of cash reflects purchases of intangible assets and property and equipment of $12,377, partially offset by sales of investments in time deposits of $2,517. In September 2015, we purchased three ANDAs for the products Ciprofloxacin Ophthalmic Solution 3%, Levofloxacin Ophthalmic Solution 0.5%, and Diclofenac Sodium Ophthalmic Solution 0.1% from Nexus Pharmaceuticals. Also in September 2015, we purchased three ANDAs from a subsidiary of Endo International plc for the products Methimazole Tablets, Glycopyrrolate Tablets and Meclizine Tablets. In addition, in September 2014, we purchased three ANDAs from Par Pharmaceuticals, from which Dutasteride Softgel Capsules 0.5mg was launched in November 2015. Investing activities for the year ended June 30, 2015 used cash of $4,901 for purchases of property and equipment, intangible assets and investments.

Financing activities for the year ended June 30, 2017 provided cash of $220,162, primarily from borrowings from banks of $275,000 partially offset by repayment of bank loans of $42,697. Financing activities also included payment of cash dividends of $7,831 and payment of deferred financing costs of $5,407. Financing activities for the year ended June 30, 2016 provided cash of $10,855. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. In conjunction with the issuing of the notes, we paid $5,153 for debt issuance costs, purchased a hedge for $27,174 and received $13,685 in proceeds from the sale of warrants. In addition, as a direct result of the convertible debt offering, we repaid $122,697 of bank borrowings. Financing activities also included $1,500 payment of contingent consideration to the former owners of Rising, bank borrowings of $15,500, $420 payment for terminating an interest rate swap, $7,084 payment of cash dividends and $1,219 of excess income tax benefits on stock option exercises and restricted stock. Financing activities for the year ended June 30, 2015 used cash of $8,245 primarily from $14,344 of repayment of bank borrowings, $6,964 payment of cash dividends, $4,500 payment of contingent consideration to the former owners of Rising, as well as $3,500 deferred consideration paid to these former owners. This use of cash was offset by bank borrowings of $19,000, proceeds of $1,273 received from the exercise of stock options and $790 of excess income tax benefit on stock option exercises and restricted stock.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At June 30, 2017, the Company had available lines of credit with foreign financial institutions totaling $7,351, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of June 30, 2017, the Company borrowed Revolving Loans aggregating $90,000 which loans are Eurodollar Loans at interest rates ranging from 3.21% to 3.45 % at June 30, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of June 30, 2017, the remaining amount outstanding under the Initial Term Loan is $142,500 and is payable as a Eurodollar Loan at an interest rate of 3.30%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at June 30, 2017 and June 30, 2016.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at June 30, 2017.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of June 30, 2017 is $95,000.

Working Capital Outlook

Working capital was $251,355 at June 30, 2017, compared to $253,755 at June 30, 2016. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own and such transactions may require the use of cash, as was the case with our December 2016 product acquisition.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of June 30, 2017, the Company accrued $2,807 related to this contingent consideration.

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

We currently expect to spend approximately $6,100 for capital expenditures during fiscal 2018. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,357 over the next twelve months.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $6,112 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Consolidated Balance Sheet as of June 30, 2017.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, convertible debt, operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2017, we had no significant obligations for capital expenditures.

At June 30, 2017, contractual cash obligations and other commercial commitments were as follows:

Contractual Obligations	Payments Due and/or Amount of Commitment (Expiration per Period)

	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt obligations (a)	$353,666	$14,466	$28,932	$310,268	$-

Interest on long term debt obligations (b)	9,583	2,875	5,750	958	-

Operating leases	14,868	1,673	4,094	2,357	6,744

Standby letters of credit	1,737	1,737	-	-	-

Unconditional purchase obligations	61,381	61,381	-	-	-

Total	$441,235	$82,132	$38,776	$313,583	$6,744

(a) Long-term debt obligations include Convertible Senior Notes due November 2020 and assumes that no notes are converted prior to the November 1, 2020 maturity date. (See Note 9, Debt, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.). Long-term debt obligations also include various loans. Interest on the loans are not included in the above table as the majority of the debt is variable in nature. As of June 30, 2017, interest on these variable loans ranged from 3.21% to 3.45%.

(b) Represents 2% interest due semi-annually on our Convertible Senior Notes due November 2020 and assumes all interest is paid and the notes are not converted prior to the November 1, 2020 due date. This amount could change if any noteholders convert their notes prior to the due date.

Other significant commitments and contingencies include the following:

1.	A subsidiary of ours markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition cost of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,357 through fiscal 2017, of which $0 has been accrued as of June 30, 2017 and June 30, 2016.

2.	We, together with our subsidiaries, are subject to various claims which have arisen in the normal course of business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. While we have determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

3.	The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of June 30, 2017 and June 30, 2016, a liability of $8,451 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2017, the Company recorded environmental remediation charges of $903, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2017 and 2016 is $3,803 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

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

Impact of New Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. ASU 2019-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, it is possible for equity awards to have a more dilutive effect on earnings per share (EPS). Under prior guidance, anticipated income tax windfalls and shortfalls were included in the calculation of assumed proceeds when applying the treasury stock method for computing the dilutive effect of share-based awards in the calculation of diluted EPS. Because there is no longer any excess tax benefits recognized in additional paid capital under ASU 2016-09, when applying the treasury stock method for computing diluted EPS, the assumed proceeds do not include any windfall tax benefits. As a result, fewer hypothetical shares can be repurchased under the treasury stock method, resulting in an assumption of more incremental shares being issued upon the exercise of shared-based awards. Therefore, equity awards have a more dilutive effect on EPS for any period where the average market price of an entity's underlying stock exceeds the average fair value of outstanding dilutive equity awards for the period.  The provisions of ASU 2016-09 are effective for the Company at the beginning of fiscal 2018. The impact of ASU 2016-09 on the Company's income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. Under ASU 2016-09, the Company will recognize forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for Aceto beginning in the first quarter of fiscal 2018. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard will not have any impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company has made progress in its evaluation of the amended guidance, including identification of revenue streams. The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. Although the Company is continuing to assess the impact of the amended guidance, Aceto generally anticipates that the timing of recognition of revenue will be substantially unchanged under the amended guidance. The Company is continuing to evaluate the impact on certain other transactions including third-party collaborations and other arrangements. The amended guidance will be effective for Aceto in the first quarter of fiscal 2019 and permits adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company anticipates adopting this amended standard on a modified retrospective basis.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $2,046 at June 30, 2017 and $881 at June 30, 2016. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2017, we had foreign currency contracts outstanding that had a notional amount of $62,187. At June 30, 2016, our outstanding foreign currency contracts had a notional amount of $58,087. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2017, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On June 30, 2017, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of June 30, 2017, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,869. On June 30, 2016, such potential loss amounted to $8,143. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of June 30, 2017 is $95,000. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2017 and, based on their evaluation, have concluded that the disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2017, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2017, was effective.

As discussed in Note 3 — Business Combinations, to our Consolidated Financial Statements, on December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC and its affiliate Lucid Pharma LLC. Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). The scope of our evaluation did not include specific processes or transactions unique to Rising Health and Acetris Health since Rising Health and Acetris Health have not been integrated into our internal control systems as of June 30, 2017. We are continuing the integration of Rising Health and Acetris Health into our internal control systems and will include their specific processes and transactions in our fiscal year 2018 evaluation of the effectiveness of internal control over financial reporting. Rising Health and Acetris Health’s assets, which were excluded from our internal control evaluation, accounted for 14% of our total assets at June 30, 2017. Rising Health and Acetris Health accounted for 19% of our total net sales for the year ended June 30, 2017.

Our internal control over financial reporting as of June 30, 2017, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have audited Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Aceto Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Rising Health and Acetris Health, which acquired certain generic products and related assets of entities formerly known as Citron Pharma LLC and Lucid Pharma LLC on December 21, 2016, and which are included in the consolidated balance sheet of Aceto Corporation as of June 30, 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Rising Health and Acetris Health constituted 14% of assets and 19% of net sales, as of and for the year ended June 30, 2017. Management did not assess the effectiveness of internal control over financial reporting of Rising Health and Acetris Health because of the timing of the acquisition which was completed on December 21, 2016. Our audit of internal control over financial reporting of Aceto Corporation also did not include an evaluation of the internal control over financial reporting of Rising Health and Acetris Health.

In our opinion, Aceto Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of June 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 25, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
August 25, 2017

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

The following table states certain information with respect to our equity compensation plans at June 30, 2017:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	260	$8.36	3,399
Equity compensation plans not approved by security holders	-	-	-
Total	260	$8.36	3,399

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

2.3	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

2.4	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.5	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

2.6	Product Purchase Agreement, by and among Aceto Corporation, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.7	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.8	Transaction Agreement Amendment and Waiver, dated as of December 21, 2016, by and among the Purchasers, the Agent, Rising Pharmaceuticals, Inc. and Vimal Kavuru (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K dated December 21, 2016).

3.1	Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on November 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.2	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.3	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 9, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.4	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

4.1	Indenture, dated November 16, 2015 between Aceto Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.4	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.5	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-149586 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.7	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.8	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.9	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.10	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.11	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.12	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.13	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.14	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.15	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.16	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.17	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.18	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between the Company and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.19	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.20	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.21

Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.22	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.23	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.24	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.25	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.26	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.27	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.28	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.34	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.35	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.36	Purchase Agreement, dated November 10, 2015, by and among Aceto Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.37	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.38	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.39	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.40	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.42	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.43	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.44	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.45	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.46	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.47	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

10.48	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.50	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

10.51	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.52	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.53	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.54	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

Item 16. Form 10-K Summary

None

ACETO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2017 and 2016

Consolidated statements of income for the years ended June 30, 2017, 2016 and 2015

Consolidated statements of comprehensive income for the years ended June 30, 2017, 2016 and 2015

Consolidated statements of cash flows for the years ended June 30, 2017, 2016 and 2015

Consolidated statements of shareholders’ equity for the years ended June 30, 2017, 2016 and 2015

Notes to consolidated financial statements

Schedules:

II - Valuation and qualifying accounts

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have audited the accompanying consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2017 and 2016 and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 2017. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aceto Corporation and subsidiaries at June 30, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York

August 25, 2017

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

(in thousands, except per-share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$55,680	$66,828
Investments	2,046	881
Trade receivables: less allowance for doubtful accounts (2017, $485; 2016, $513)	264,896	167,612
Other receivables	10,664	12,650
Inventory	136,387	98,107
Prepaid expenses and other current assets	3,941	3,339
Deferred income tax asset, net	546	3,244
Total current assets	474,160	352,661

Property and equipment, net	10,428	10,044
Property held for sale	7,152	6,868
Goodwill	236,970	67,871
Intangible assets, net	285,081	79,071
Deferred income tax asset, net	19,453	18,053
Other assets	7,546	6,210

TOTAL ASSETS	$1,040,790	$540,778

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,466	$197
Accounts payable	90,011	46,034
Accrued expenses	118,328	52,675
Total current liabilities	222,805	98,906

Long-term debt	339,200	118,592
Long-term liabilities	61,449	6,344
Environmental remediation liability	2,339	3,352
Deferred income tax liability	7,325	9,142
Total liabilities	633,118	236,336

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at June 30, 2017 and June 30, 2016; 30,094 and 29,595 shares issued and outstanding at June 30, 2017 and 2016, respectively	301	296
Capital in excess of par value	214,198	115,667
Retained earnings	198,285	194,804
Accumulated other comprehensive loss	(5,112)	(6,325)
Total shareholders’ equity	407,672	304,442

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,040,790	$540,778

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

	2017	2016	2015

Net sales	$638,318	$558,524	$546,951
Cost of sales	497,526	415,739	411,517
Gross profit	140,792	142,785	135,434

Selling, general and administrative expenses	102,340	76,820	73,159
Research and development expenses	7,898	7,937	5,942
Operating income	30,554	58,028	56,333

Other (expense) income:
Interest expense	(15,770)	(6,997)	(3,954)
Interest and other income, net	2,577	2,823	1,486
	(13,193)	(4,174)	(2,468)

Income before income taxes	17,361	53,854	53,865
Provision for income taxes	5,985	19,088	20,382
Net income	$11,376	$34,766	$33,483

Basic income per common share	$0.35	$1.19	$1.17

Diluted income per common share	$0.35	$1.18	$1.14

Weighted average shares outstanding:
Basic	32,283	29,110	28,731
Diluted	32,632	29,581	29,247

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	2017	2016	2015

Net income	$11,376	$34,766	$33,483

Other comprehensive income (loss):
Foreign currency translation adjustments	1,780	368	(12,354)

Change in fair value of interest rate swaps	(581)	(149)	99

Reclassification for realized loss on interest rate swap included in interest expense	-	487	-

Defined benefit plans, net of tax of $7, $31 and $100 respectively	14	65	(213)

Total other comprehensive income (loss)	1,213	771	(12,468)

Comprehensive income	$12,589	$35,537	$21,015

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	2017	2016	2015

Operating activities:
Net income	$11,376	$34,766	$33,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,754	12,698	11,849
Amortization of debt issuance costs and debt discount	5,847	3,496	-
Amortization of deferred financing costs	570	-	-
Provision for doubtful accounts	(3)	76	484
Non-cash stock compensation	6,956	6,719	4,537
Deferred income taxes	(504)	(18)	(1,874)
Earnings on equity investment in joint venture	(2,336)	(2,060)	(1,761)
Contingent consideration	-	(1,074)	(3,468)
Amortization of inventory step-up	4,502	-	-
Environmental remediation charge	903	1,313	1,618
Changes in assets and liabilities:
Trade accounts receivable	(17,598)	(6,149)	(44,181)
Other receivables	185	136	(5,644)
Inventory	(2,958)	(2,489)	(229)
Prepaid expenses and other current assets	1,209	(243)	304
Other assets	(157)	(557)	1,254
Accounts payable	(3,097)	(8,937)	8,133
Accrued expenses and other liabilities	14,010	(7,689)	1,816
Distributions from joint venture	1,908	1,843	2,022
Net cash provided by operating activities	44,567	31,831	8,343

Investing activities:
Payment for net assets acquired	(270,000)	-	-
Purchases of investments	(2,035)	(34)	(2,720)
Sales of investments	909	2,517	-
Payments for intangible assets	(3,359)	(11,249)	(1,564)
Purchases of property and equipment, net	(1,893)	(1,128)	(617)
Net cash used in investing activities	(276,378)	(9,894)	(4,901)

Financing activities:
Proceeds from exercise of stock options	551	729	1,273
Excess income tax benefit on stock option exercises and restricted stock	546	1,219	790
Payment of cash dividends	(7,831)	(7,084)	(6,964)
Payment of deferred consideration	-	-	(3,500)
Payment of contingent consideration	-	(1,500)	(4,500)
Proceeds from convertible senior notes	-	143,750	-
Payment for debt issuance costs	-	(5,153)	-
Proceeds from sold warrants	-	13,685	-
Purchase of call option (hedge)	-	(27,174)	-
Termination payment for interest rate swap	-	(420)	-
Borrowings of bank loans	275,000	15,500	19,000
Payment for deferred financing costs	(5,407)	-	-
Repayment of bank loans	(42,697)	(122,697)	(14,344)
Net cash provided by (used in) financing activities	220,162	10,855	(8,245)

Effect of foreign exchange rate changes on cash	501	16	(4,074)

Net (decrease) increase in cash and cash equivalents	(11,148)	32,808	(8,877)
Cash and cash equivalents at beginning of period	66,828	34,020	42,897
Cash and cash equivalents at end of period	$55,680	$66,828	$34,020

See accompanying notes to consolidated financial statements

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

	Common Stock		Capital in Excess of	Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2014	28,772	$288	$87,156	$140,768	$5,372	$233,584
Net income	-	-	-	33,483	-	33,483
Other comprehensive income	-	-	-	-	(12,468)	(12,468)
Stock issued pursuant to employee stock incentive plans	5	-	77	-	-	77
Issuance of restricted stock, including dividends and net of forfeitures	224	2	(2)	-	-	-
Dividends declared ($0.24 per share)	-	-	-	(7,043)	-	(7,043)
Share-based compensation	-	-	4,515	-	-	4,515
Exercise of stock options	146	2	1,271	-	-	1,273
Tax benefit from employee stock incentive plans	-	-	790	-	-	790
Balance at June 30, 2015	29,147	$292	$93,807	$167,208	$(7,096)	$254,211

Net income	-	-	-	34,766	-	34,766
Other comprehensive loss	-	-	-	-	771	771
Stock issued pursuant to employee stock incentive plans	7	-	113	-	-	113
Issuance of restricted stock, net of forfeitures	346	3	(3)	-	-	-
Sale of warrants	-	-	13,685	-	-	13,685
Purchase of call option (hedge)	-	-	(27,174)	-	-	(27,174)
Allocation of proceeds from convertible senior notes	-	-	27,241	-	-	27,241
Equity component of debt issuance costs	-	-	(976)	-	-	(976)
Deferred taxes related to convertible senior notes	-	-	330	-	-	330
Dividends declared ($0.24 per share)	-	-	-	(7,170)	-	(7,170)
Share-based compensation	-	-	6,697	-	-	6,697
Exercise of stock options	95	1	728	-	-	729
Tax benefit from employee stock incentive plans	-	-	1,219	-	-	1,219
Balance at June 30, 2016	29,595	$296	$115,667	$194,804	$(6,325)	$304,442

Net income	-	-	-	11,376	-	11,376
Other comprehensive income	-	-	-	-	1,213	1,213
Stock issued pursuant to employee stock incentive plans	5	-	109	-	-	109
Issuance of restricted stock, net of forfeitures	424	4	(4)	-	-	-
Stock to be issued in connection with acquisition of assets of Citron and Lucid	-	-	90,400	-	-	90,400
Dividends declared ($0.26 per share)	-	-	-	(7,895)	-	(7,895)
Share-based compensation	-	-	6,930	-	-	6,930
Exercise of stock options	70	1	550	-	-	551
Tax benefit from employee stock incentive plans	-	-	546	-	-	546
Balance at June 30, 2017	30,094	$301	$214,198	$198,285	$(5,112)	$407,672

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

(1) Description of Business

Aceto Corporation and subsidiaries (“Aceto” or the “Company”) is primarily engaged in the sourcing, regulatory support, quality assurance, development, marketing, sales and distribution of finished dosage form generic pharmaceuticals, nutraceutical products, pharmaceutical intermediates and active ingredients, agricultural protection products and specialty chemicals used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical consuming industries.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions are eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting policies relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other indefinite-life intangible assets; long-lived assets; environmental matters and other contingencies; income taxes; stock-based compensation; and purchase price allocation.

Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2017 and June 30, 2016 is $220 and $104, respectively, of restricted cash.

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

Inventory

Inventory, which consists principally of finished goods, are stated at the lower of cost (first-in first-out method) and net realizable value. The Company writes down its inventory for estimated excess and obsolete goods by an amount equal to the difference between the carrying cost of the inventory and net realizable value based upon assumptions about future demand and market conditions.

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

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2017 and 2016 are as follows:

	2017	2016
Cumulative foreign currency translation adjustments	$(4,340)	$(6,120)
Fair value of interest rate swaps	(581)	-
Defined benefit plans, net of tax	(191)	(205)
Total	$(5,112)	$(6,325)

The foreign currency translation adjustments for the years ended June 30, 2017 and 2016 primarily relate to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the proposal to amend Aceto’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000 shares to 75,000 shares.

Cash dividends of $0.065 per common share were paid in September, December, March and June of fiscal year 2017. Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal years 2016 and 2015. On August 24, 2017, the Company's board of directors declared a regular quarterly dividend of $0.065 per share to be distributed on September 21, 2017 to shareholders of record as of September 8, 2017.

On May 4, 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. The Company did not repurchase shares in fiscal 2017 or fiscal 2016.

The Board of Directors has authority under the Company’s Restated Certificate of Incorporation to issue shares of preferred stock with voting and other relative rights to be determined by the Board of Directors.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Under certain arrangements, Rising will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. As sales to the large wholesale customers increase or decrease, the reserve for chargebacks will also generally increase or decrease. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing and the level of inventory at the wholesalers. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

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

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

Sales discount accruals are based on payment terms extended to customers.

The following table summarizes activity in the consolidated balance sheet for contra assets and liability for price concessions for the years ended June 30, 2017, 2016 and 2015:

	Accruals for Chargebacks, Rebates, Returns and Other Allowances
			Government	Other	Sales
	Chargebacks	Returns	Reimbursed Rebates	Rebates	Discounts
Balance at June 30, 2014	$10,986	$20,249	$1,005	$3,630	$690
Current year provision	208,965	21,403	4,259	36,923	9,381
Credits issued during the year	(187,784)	(10,960)	(4,326)	(36,218)	(7,389)
Balance at June 30, 2015	$32,167	$30,692	$938	$4,335	$2,682
Current year provision	247,186	7,618	5,124	90,915	10,267
Credits issued during the year	(256,638)	(15,482)	(4,750)	(88,048)	(10,526)
Balance at June 30, 2016	$22,715	$22,828	$1,312	$7,202	$2,423
Acquisitions	23,526	1,496	4,500	28,944	2,360
Current year provision	431,606	19,666	7,694	162,023	20,129
Credits issued during the year	(417,928)	(11,631)	(4,642)	(158,836)	(18,875)
Balance at June 30, 2017	$59,919	$32,359	$8,864	$39,333	$6,037

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related reserve. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. The Company has not experienced any significant changes in its estimates as it relates to its chargebacks, rebates or sales discounts in each of the years in the three year period ended June 30, 2017. During the year ended June 30, 2015, the Company recorded $3,497 in additional gross profit related to a change in estimate for product returns due to the most recent returns experience. The Company had not experienced any significant changes in its estimates as it relates to its product returns during the years ended June 30, 2017 and June 30, 2016.

Partnered Products

The Company has various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to the Company’s finished dosage form generics business acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between the Company and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of Rising’s business. The nature and purpose of both of these arrangements is for the Company to act as a distributor of finished dose products to its customers.  Under these arrangements, the Company maintains distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, the Company is required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  The Company’s accounting policy with respect to these collaborative arrangements calls for the Company to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the pharmaceutical companies on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2017, 2016 and 2015, there was approximately $54,454, $41,036 and $51,352 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where the Company solely acts as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2017, 2016 and 2015:

	2017	2016	2015

Weighted average shares outstanding	32,283	29,110	28,731

Dilutive effect of stock options and restricted stock awards and units	349	471	516

Diluted weighted average shares outstanding	32,632	29,581	29,247

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The components of property and equipment were as follows:

	June 30, 2017	June 30, 2016	Estimated useful life (years)
Machinery and equipment	$398	$405	3-7
Leasehold improvements	979	1,056	Shorter of asset life or lease term
Computer equipment and software	7,255	6,048	3-5
Furniture and fixtures	2,094	2,365	5-10
Automobiles	184	184	3
Building	8,678	8,690	20
Land	1,967	1,960	-
	21,555	20,708
Accumulated depreciation and amortization	11,127	10,664
	$10,428	$10,044

Property held for sale represents land and land improvements of $7,152 and $6,868 at June 30, 2017 and 2016, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $1,520, $1,522 and $1,571 for the years ended June 30, 2017, 2016, and 2015 respectively.

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

In accordance with GAAP, the Company tests goodwill and other indefinite life intangible assets for impairment on at least an annual basis. Goodwill impairment exists if the net book value of a reporting unit exceeds its estimated fair value. Initially, an assessment of qualitative factors is conducted in order to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that its carrying amount is greater than its fair value for a reporting unit, then it proceeds with the subsequent two-step process: (i) the Company determines impairment by comparing the fair value of a reporting unit with its carrying value, and (ii) if there is an impairment, the Company measures the amount of impairment loss by comparing the implied fair value of goodwill with the carrying amount of that goodwill. To determine the fair value of these intangible assets, the Company uses many assumptions and estimates using a market participant approach that directly impact the results of the testing. In making these assumptions and estimates, the Company uses industry accepted valuation models and set criteria that are reviewed and approved by various levels of management. The Company has the option to bypass the initial qualitative assessment stage and proceed directly to perform step one of the two-step process. In fiscal 2017, the Company performed step one of the two-step process and in fiscal 2016 the Company performed a qualitative assessment. There was no impairment of goodwill and other intangible assets in fiscal 2017 and fiscal 2016.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

In conjunction with its existing credit agreement (see Note 9), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

(3) Business Combinations

On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (“Rising Health”) (which acquired certain products and related assets of Citron) and Acetris Health, LLC (“Acetris Health”) (which acquired certain products and related assets of Lucid). Citron is a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid is a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid services 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

Aceto and Rising Health possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. The Company believes, consistent with its strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this transaction significantly expanded its roster of commercialized products and pipeline of products under development. The Company believes the acquired assets meet the definition of a business. In addition, the Company believes that this product acquisition greatly enhances its size and stature within the generic pharmaceutical industry, expands its partnership network and offers the Company opportunities to realize meaningful cost and tax efficiencies.

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of June 30, 2017, the Company accrued $2,807 related to this contingent consideration.

The product acquisition was accounted for using the purchase method of accounting. The following table summarizes the allocation of the preliminary purchase price to the estimated fair values of the assets acquired and liabilities assumed on the closing date of December 21, 2016:

Trade receivables	$78,937
Inventory	38,995
Prepaid expenses and other current assets	1,425
Goodwill	169,071
Intangible assets	224,850
Total assets acquired	513,278

Accounts payable	46,840
Accrued expenses	53,458
Deferred payment	50,000
Contingent consideration	2,580

Net assets acquired	$360,400

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The preliminary purchase price was allocated to intangible assets as follows: approximately $169,071 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $135,700 of product rights, amortizable over a period of approximately ten years; approximately $88,800 of customer relationships, amortizable over approximately eleven years; and approximately $350 of trademarks, amortizable over a period of approximately six months. Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill represents the excess of the preliminary purchase price paid over the fair value of the underlying net assets acquired and was allocated to the Human Health Segment.

As part of the product acquisition, the Company entered into an Administrative Services Agreement with the sellers in which excess cash payments may be made by either of the parties in connection with certain liabilities assumed upon the closing of the transaction related to rebates, chargebacks, commercial rebates and Medicaid and other government rebates. As of the closing date, the Company is responsible for the processing and administration of these related adjustments to sales completed prior to the closing date. In general, (i) if the amounts reserved for these liabilities underestimate the amounts that the Company is required to pay with respect to these items, the sellers will be required to reimburse the Company for the difference and (ii) if the amounts reserved for these liabilities overestimate the amounts that the Company is required to pay, the Company will be required to reimburse the sellers for the difference. Settlement is to be made two years after the closing date of December 21, 2016.

For the period from December 22, 2016 to June 30, 2017, net sales and income before income taxes from the product acquisition was approximately $122,118 and $7,437, respectively, which have been included in the Consolidated Statement of Income for the year ended June 30, 2017. The following represents unaudited pro forma operating results as if the operations of Rising Health and Acetris Health had been included in the Company’s consolidated statements of operations as of July 1, 2015.

	Year ended
	June 30,
	2017	2016

Net sales	$739,318	$731,100
Net income	24,166	30,469
Net income per common share	$0.70	$0.89
Diluted net income per common share	$0.69	$0.88

The pro forma financial information includes business combination accounting effects from the product acquisition including amortization charges from acquired intangible assets of approximately $21,000 for both periods presented, increase in interest expense of approximately $13,200 for both periods presented associated with bank borrowings to fund the product acquisition and interest expense associated with the deferred payment to the sellers, $4,502 step-up in the fair value of the acquired inventory in the year ended June 30, 2016, reversal of acquisition related transaction costs of $8,818 and tax related effects in both periods. The unaudited pro forma information as presented above is for informational purposes only and is not indicative of the results of operations that would have been achieved if the product acquisition had taken place at the beginning of fiscal 2016.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2017	June 30, 2016
Held to Maturity Investments
Time deposits	$2,046	$881

Short-term investments consist of time deposits that the Company classifies as held-to- maturity and are recorded at cost plus accumulated interest. The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and amounts are available for current operations.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At June 30, 2017, the Company had foreign currency contracts outstanding that had a notional amount of $62,187. Unrealized losses on hedging activities for the years ended June 30, 2017, 2016, and 2015, amounted to $515, $10 and $703, respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with its existing credit agreement (see Note 9), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of June 30, 2017 is $95,000. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at June 30, 2017, is $581. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

At June 30, 2017, the Company had $2,952 of contingent consideration, $2,807 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 3) and $145 of contingent consideration related to a previously acquired company in France. At June 30, 2016, the Company had $132 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

During the fourth quarter of each year, the Company evaluates goodwill for impairment at the reporting unit level using a market participant approach using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment.

Changes in contingent consideration during 2017 and 2016 are as follows:

Balance as of June 30, 2015	$2,622
Reversal of fair value of liability-PACK	(833)
Reversal of fair value of liability-France	(241)
Payments	(1,500)
Accrued interest expense	85
Change in foreign currency exchange rate	(1)
Balance as of June 30, 2016	$132
Acquisitions	2,580
Accrued interest expense	237
Change in foreign currency exchange rate	3
Balance as of June 30, 2017	$2,952

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 9). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The carrying amount of the Notes approximate a fair value of $133,000 at June 30, 2017 and $134,400 at June 30, 2016 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate. A portion of the offering proceeds was used to simultaneously enter into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers in the offering of the Notes and privately negotiated warrant transactions with the option counterparties (see Note 9). The Company calculated the fair value of the bond hedge based on the price that was paid to purchase the call. The Company also calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from the Company. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2017 and 2016:

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$5,781	-	$5,781
Investments:
Time deposits	-	2,046	-	2,046

Foreign currency contracts-assets (1)	-	486	-	486
Foreign currency contracts-liabilities (2)	-	137	-	137
Derivative liability for interest rate swap(3)		581		581
Contingent consideration (4)	-	-	$2,952	2,952

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(3)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(4)	$145 included in “Accrued expenses” and $2,807 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2017.

	Fair Value Measurements at June 30, 2016 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$6,249	-	$6,249
Investments:
Time deposits	-	881	-	881

Foreign currency contracts-assets (5)	-	160	-	160
Foreign currency contracts-liabilities (6)	-	169	-	169
Contingent consideration (7)	-	-	$132	132

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2016.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2016.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2016.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

(6) Goodwill and Other Intangible Assets

As of June 30, 2017 and June 30, 2016, there was goodwill of $236,970 and $67,871, respectively.

Changes in the Company's goodwill during 2017 and 2016 are as follows:

	Human Health Segment	Pharmaceutical Ingredients Segment	Performance Chemicals Segment	Total Goodwill
Balance as of June 30, 2015	$66,039	$1,650	$181	$67,870
Changes in foreign currency exchange rates	-	1	-	1
Balance as of June 30, 2016	66,039	1,651	181	67,871
Acquisitions	169,071	-	-	169,071
Changes in foreign currency exchange rates	-	23	5	28
Balance as of June 30, 2017	$235,110	$1,674	$186	$236,970

Intangible assets subject to amortization as of June 30, 2017 and 2016 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2017
Customer relationships	$110,787	$13,968	$96,819
Trademarks	2,218	2,195	23
Product rights and related intangibles	221,335	37,677	183,658
License agreements	6,537	6,035	502
EPA registrations and related data	14,307	11,011	3,296
	$355,184	$70,886	$284,298

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2016
Customer relationships	$21,761	$7,815	$13,946
Trademarks	1,868	1,800	68
Product rights and related intangibles	83,048	23,511	59,537
License agreements	6,611	5,531	1,080
EPA registrations and related data	13,591	9,927	3,664
Technology-based intangibles	155	140	15
	$127,034	$48,724	$78,310

Intangible assets with definitive useful lives are amortized using the straight-line method over their estimated useful lives. The straight-line method is utilized as it best reflects the use of the asset. The estimated useful lives of customer relationships, trademarks, product rights and related intangibles, license agreements and EPA registrations are 7-11 years, 3-4 years, 3-14 years, 6-11 years and 10 years respectively.

As of June 30, 2017 and June 30, 2016, the Company also had $783 and $761, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. The change in trademarks with indefinite lives is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

Amortization expense for intangible assets subject to amortization amounted to $22,234, $11,176 and $10,278 for the years ended June 30, 2017, 2016 and 2015, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ending June 30, 2018 through June 30, 2023 are as follows: 2018: $16,747; 2019: $32,431; 2020: $31,880; 2021: $31,819; 2022: $31,782 and 2023 and thereafter: $139,639.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2017 and 2016 were as follows:

	2017	2016
Accrued compensation	$5,793	$6,880
Accrued environmental remediation costs-current portion	6,112	9,180
Reserve for price concessions	80,556	31,342
Partnered product liabilities	16,068	-
Other accrued expenses	9,799	5,273
	$118,328	$52,675

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of June 30, 2017 and June 30, 2016, a liability of $8,451 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2017, the Company recorded environmental remediation charges of $903, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 2017. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2017 and June 30, 2016 is $3,803 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

(9) Debt

Long-term debt

	June 30,
	2017	2016

Convertible Senior Notes, net	$121,676	$115,829
Revolving bank loans	90,000	-
Term bank loans	139,227	-
Mortgage	2,763	2,960
	353,666	118,789
Less current portion	14,466	197
	$339,200	$118,592

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

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

The carrying value of the Notes is as follows:

	June 30, 2017	June 30, 2016

Principal amount	$143,750	$143,750
Unamortized debt discount	(19,255)	(24,267)
Unamortized debt issuance costs	(2,819)	(3,654)
Net carrying value	$121,676	$115,829

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the year ended June 30:

	2017	2016

Contractual coupon	$2,867	$1,788
Amortization of debt discount	5,012	2,974
Amortization of debt issuance costs	835	522
	$8,714	$5,284

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of June 30, 2017, the Company borrowed Revolving Loans aggregating $90,000 which loans are Eurodollar Loans at interest rates ranging from 3.21% to 3.45 % at June 30, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of June 30, 2017, the remaining amount outstanding under the Initial Term Loan is $142,500 and is payable as a Eurodollar Loan at an interest rate of 3.30%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The Initial Term Loan is payable as to principal in nineteen consecutive, equal quarterly installments of $3,750, which commenced on March 31, 2017 and will continue on each March 31, June 30, September 30 and December 31 thereafter. To the extent not previously paid, the final payment on the Term Loan Maturity Date (as defined in the A&R Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Initial Term Loan.

As such, the Company has classified $15,000 of the Initial Term Loan as short-term in the consolidated balance sheet at June 30, 2017. The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at June 30, 2017 and June 30, 2016.

In accordance with generally accepted accounting principles, $3,659 of deferred financing costs associated with the Initial Term Loan are presented as a direct deduction from the carrying value of the debt liability rather than showing the deferred financing costs as a deferred charge on the balance sheet. In addition, deferred financing costs of $1,748 associated with the Revolving Commitment have been recorded as a deferred charge on the balance sheet.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at June 30, 2017.

The Company has available lines of credit with foreign financial institutions. At June 30, 2017, the Company had available lines of credit with foreign financial institutions totaling $7,351. At June 30, 2016, the Company had available lines of credit with foreign financial institutions totaling $7,397. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at a fixed rate of 4.5% at June 30, 2017 and June 30, 2016 and 5.0% at June 30, 2015. The Company is not subject to any financial covenants under these arrangements.

Under the above financing arrangements, the Company had $232,500 in bank loans and $1,737 in standby letters of credit, leaving an unused facility of $140,613 at June 30, 2017. At June 30, 2016 the Company had $0 in bank loans and $1,758 in standby letters of credit leaving an unused facility of $155,639.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its new corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of June 30, 2017 and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2018	$14,466
2019	14,466
2020	14,466
2021	138,115
2022	172,153
Thereafter	-
$353,666

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

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

In September 2016, the Company granted 28 performance stock options to an executive officer at an exercise price of $20.03 per share. The performance options vest if the closing stock price meets or exceeds the target price of $40 for 20 consecutive trading days prior to June 30, 2021 and the explicit service period of 1 year has been met. The options will expire June 30, 2021, if the stock price target is not achieved. If it is achieved, the options will expire ten years from the date of grant. There were no stock options granted in fiscal years 2016 or 2015.

As of June 30, 2017, there were 3,144, 255 and 0 shares of common stock available for grant under the 2015, 2010 and 2007 Plans, respectively.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). The 1998 Plan expired in December 2008. Outstanding options survive the expiration of the 1998 Plan.

The following summarizes the shares of common stock under options for all plans at June 30, 2017, 2016 and 2015, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2014	551	$7.72
Granted	-	-
Exercised	(146)	8.74
Forfeited (including cancelled options)	(8)	10.94
Balance at June 30, 2015	397	$7.28
Granted	-	-
Exercised	(95)	7.56
Forfeited (including cancelled options)	-	-
Balance at June 30, 2016	302	$7.19
Granted	28	20.03
Exercised	(70)	7.90
Forfeited (including cancelled options)	-	-
Balance at June 30, 2017	260	$8.36	$1,968
Options exercisable at June 30, 2017	232	$6.98	$1,968

The total intrinsic value of stock options exercised during the years ended June 30, 2017, 2016 and 2015 was approximately $865, $1,700 and $1,713, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2017 was approximately 4 years. At June 30, 2017, outstanding options had expiration dates ranging from December 2017 to June 2021.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

Under the 2015 Plan, 2010 Plan, 2002 Plan and the 1998 Plan, compensation expense is recorded for the fair value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2017, 2016 and 2015, restricted stock awarded and premium shares vested of 5, 7 and 5 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $109, $113 and $77, respectively. The related non-cash compensation expense related to the vesting of premium shares during the year was $26, $22 and $22 in fiscal 2017, 2016 and 2015, respectively. Additionally, non-cash compensation expense of $55, $0 and $21 was recorded in fiscal 2017, 2016 and 2015, respectively, relating to stock option grants, which is included in selling, general and administrative expenses. As of June 30, 2017, the total unrecognized compensation cost related to option awards is $95.

The following summarizes the non-vested stock options at June 30, 2017 and the activity with respect to non-vested options for the year ended June 30, 2017:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2016	-	-
Granted	28	$5.44
Vested	-	-
Forfeited	-	-
Non-vested at June 30, 2017	28	$5.44

The per-share fair value of stock options granted during 2017 was $5.44 on the date of the grant using a Monte Carlo simulation option-pricing model with the following assumptions:

2017

Expected life	4.9 years
Expected volatility	39.4%
Risk-free interest rate	1.26%
Dividend yield	1.30%

During the year ended June 30, 2017, the Company granted 277 shares of restricted common stock to its employees that vest over three years and 22 shares of restricted common stock to its non-employee directors, which vest over approximately one year as well as 42 restricted stock units that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 restricted stock units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

For the years ended June 30, 2017, 2016 and 2015, the Company recorded stock-based compensation expense of approximately $6,875, $6,697, and $4,494, respectively, which is included in selling, general and administrative expenses, for shares of restricted common stock and restricted stock units.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $8,382 at June 30, 2017 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.8 years.

A summary of restricted stock awards including restricted stock units as of June 30, 2017, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	795	$20.73
Granted	501	18.92
Vested	(396)	17.26
Forfeited	(103)	21.33
Non-vested at June 30, 2017	797	$21.24

(11) Interest and Other Income

Interest and other income during fiscal 2017, 2016 and 2015 was comprised of the following:

	2017	2016	2015
Dividends	$277	$222	$233
Interest	264	313	282
Foreign government subsidies received	64	25	22
Joint venture equity earnings	2,336	2,060	1,761
Foreign currency (losses) gains	(298)	56	(1,065)
Deferred compensation plan losses	(257)	(35)	(96)
Rental income	158	154	151
Miscellaneous income	33	28	198
	$2,577	$2,823	$1,486

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and the Company accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2017	2016	2015
Domestic operations	$9,555	$43,906	$48,276
Foreign operations	7,806	9,948	5,589
	$17,361	$53,854	$53,865

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The components of the provision for income taxes are as follows:

	2017	2016	2015
Federal:
Current	$3,713	$15,129	$18,393
Deferred	(585)	(204)	(1,357)
State and local:
Current	555	755	1,526
Deferred	(110)	173	189
Foreign:
Current	2,221	3,222	2,337
Deferred	191	13	(706)
	$5,985	$19,088	$20,382

Income taxes payable, which is included in accrued expenses, was $64 and $2,119 at June 30, 2017 and 2016, respectively.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Accrued deferred compensation	$4,229	$4,122
Accrual for sales deductions not currently deductible	5,796	5,925
Additional inventoried costs for tax purposes	697	389
Allowance for doubtful accounts receivable	106	106
Depreciation and amortization	11,957	7,784
Debt issuance costs	7,611	9,462
Foreign deferred tax assets	983	1,121
Domestic net operating loss carryforwards	81	109
Foreign net operating loss carryforwards	692	685
Total gross deferred tax assets	32,152	29,703
Valuation allowances	(773)	(794)
	31,379	28,909

Deferred tax liabilities:
Foreign deferred tax liabilities	(65)	(27)
Goodwill	(10,244)	(7,586)
Original issue discount – convertible senior notes	(7,260)	(9,115)
Other	(1,136)	(26)
Total gross deferred tax liabilities	(18,705)	(16,754)

Net deferred tax assets	$12,674	$12,155

The following table shows the current and non-current deferred tax assets (liabilities) at June 30, 2017 and 2016:

	2017	2016
Current deferred tax assets, net	$546	$3,244
Non-current deferred tax assets, net	19,453	18,053
Non-current deferred tax liabilities	(7,325)	(9,142)
Net deferred tax assets	$12,674	$12,155

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The net change in the total valuation allowance for the years ended June 30, 2017 and June 30, 2016 was a decrease of $21 and $16, respectively. A valuation allowance is provided when it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company has established valuation allowances primarily for net operating loss carryforwards in certain foreign countries. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets are not expected to be realized. The assessment of the amount of value assigned to the Company’s deferred tax assets under the applicable accounting rules is judgmental. Management is required to consider all available positive and negative evidence in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which net operating loss carryforwards are utilizable and temporary differences become deductible. The Company has federal and state net operating loss carryforwards of $0 and $81, respectively, which will expire in fiscal year 2018. The Company has foreign net operating loss carryforwards of $692 which do not have any expiry dates. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, taxable income in carryback years if carryback is permitted and tax planning strategies in making this assessment. In order to fully realize the net deferred tax assets recognized at June 30, 2017, the Company will need to generate future taxable income of approximately $34,638.

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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries amounting to approximately $111,569 at June 30, 2017 since substantially all of these earnings are expected to be indefinitely reinvested in foreign operations. A deferred tax liability will be recognized when the Company expects that it will recover these undistributed earnings in a taxable manner, such as through the receipt of dividends or sale of the investments. The Company intends to indefinitely reinvest the remaining undistributed earnings and has no plan for further repatriation. Determination of the amount of unrecognized deferred U.S. income tax liabilities, net of unrecognized foreign tax credits, is not practical to calculate because of the complexity of this hypothetical calculation resulting in various methods available, each with different U.S. tax consequences.

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2017, 2016 and 2015 follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.2	1.7	2.4
Decrease (increase) in valuation allowance	0.1	-	0.4
Foreign tax rate differential	(1.8)	(0.4)	(0.9)
Other	-	(0.9)	0.9
Effective tax rate	34.5%	35.4%	37.8%

The Company operates in various tax jurisdictions, and although it believes that it has provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, the Company may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2017 and June 30, 2016. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2013 (in the case of certain foreign tax returns, fiscal year 2012).

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

(13) Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2017, 2016 and 2015 was as follows:

	2017	2016	2015
Interest	$7,794	$2,970	$3,954
Income taxes, net of refunds	$7,912	$16,076	$25,459

In connection with the acquisition of certain products and related assets of Citron and Lucid, approximately 5,122 shares of Aceto common stock with a fair value of $90,400, to be issued beginning on December 21, 2019, a $50,000 unsecured deferred payment payable on December 21, 2021 and a contingent earn out liability of $2,580 are non-cash items and are excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2017. In addition, the Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2017, 2016 and 2015 of $284, $294 and $726, respectively related to capitalized environmental remediation costs and property held for sale and $1,578 measurement period adjustments to goodwill during the year ended June 30, 2015.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,794, $1,957 and $1,849 in fiscal 2017, 2016 and 2015, respectively.

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements. The accrued pension liability as of June 30, 2017 was $883. The accrued pension liability as of June 30, 2016 was $853. Net periodic pension costs, which consists principally of interest cost and service cost was $30 in fiscal 2017, $28 in fiscal 2016 and $53 in fiscal 2015. The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 2.0%, 1.9% and 1.6% and a compensation increase rate of 0.0% were used in determining the actuarial present value of benefit obligations as of June 30, 2017, 2016 and 2015, respectively.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

As of June 30, 2017, the Company recorded a liability under the Plans of $3,551 (of which $3,337 is included in long-term liabilities and $214 is included in accrued expenses) and an asset (included in other assets) of $3,087, primarily representing mutual fund investments owned by the Company. As of June 30, 2016, the Company recorded a liability under the Plans of $3,046 (of which $3,028 is included in long-term liabilities and $18 is included in accrued expenses) and an asset (included in other assets) of $2,693, primarily representing the cash surrender value of policies owned by the Company.

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, The Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. At June 30, 2017, three customers approximated 31%, 21% and 15%, respectively, of net trade accounts receivable. At June 30, 2016, three customers approximated 34%, 20% and 11%, respectively, of net trade accounts receivable.

One customer accounted for 12% of net sales in fiscal 2017, 14% of net sales in fiscal 2016 and 13% of net sales in fiscal 2015. Another customer accounted for 11% of net sales in fiscal 2017, 7% of net sales in 2016 and 6% of net sales in 2015. No single product accounted for as much as 10% of net sales in fiscal 2017, 2016 or 2015.

During the fiscal years ended June 30, 2017, 2016 and 2015, approximately 62%, 56% and 65%, respectively, of the Company’s purchases came from Asia and approximately 17%, 22% and 12%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $68,235 and $50,641, respectively at June 30, 2017. Net assets located in Europe and Asia approximated $62,399 and $48,846, respectively at June 30, 2016.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2017, the Company has outstanding purchase obligations totaling $61,381 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of June 30, 2017 and June 30, 2016, a liability of $8,451 and $12,532, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2017, the Company recorded environmental remediation charges of $903 which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 2017. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An appraisal of the fair value of the property by a third-party appraiser supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2017 and June 30, 2016 is $3,803 and $5,639, respectively, which is included in the accompanying consolidated balance sheets.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,357 through fiscal 2018, of which $0 has been accrued as of June 30, 2017 and June 30, 2016.

The Company leases office facilities in the United States, The Netherlands, Germany, France, Singapore and the Philippines expiring at various dates between October 2017 and June 2021.

At June 30, 2017, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2018	$1,673
2019	2,327
2020	1,766
2021	1,327
2022	1,031
Thereafter	6,744
$14,868

Total rental expense amounted to $1,301, $1,265 and $1,567 for fiscal 2017, 2016 and 2015, respectively.

(17) Related Party Transactions

During fiscal 2017, 2016 and 2015, the Company purchased inventory from its corporate joint venture in the amount of $3,236, $2,831 and $3,204, respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

During fiscal 2017, Rising Health and Acetris Health incurred costs of $1,865 and $165, respectively, related to consulting services provided by former Citron and Lucid employees, in connection with a transition services agreement entered into at the time of the Company’s 2016 product purchase agreement. Citron and Lucid are affiliates of Vimal Kavuru, a member of the Company’s Board of Directors.

In October 2017, Rising will commence leasing approximately 125,000 gross square feet of warehouse space in Somerset, New Jersey. This building is owned by an affiliate of Mr. Kavuru.

On November 2, 2016, the Company, Citron and Cronus Research Labs Private Limited, a research and development company headquartered in India that is affiliated with Vimal Kavuru (“Cronus”), entered into two amended and restated joint development agreements pursuant to which Cronus has been engaged to develop a portfolio of nine pipeline products (“Development Agreement I”) and certain other products (“Development Agreement II” and together with Development Agreement I, the “Development Agreements”) on behalf of Citron. Under the terms of Development Agreement I, Cronus has agreed to pay the first $3,500 of the development costs incurred after December 21, 2016, and 50% of any development costs incurred above that threshold in exchange for obtaining reimbursement for its costs funded out of the profits earned, if any, from the pipeline products that are commercially launched, and a specified portion of the profits from those products thereafter. Under the terms of Development Agreement II, Cronus has agreed to pay the development costs for the products covered thereby in exchange for obtaining reimbursement for its costs funded out of the profits earned, if any, from such products that are commercially launched (subject to a $1,445 maximum), and a specified portion of the profits from those products thereafter.

Mr. Kavuru was not a member of the Company’s Board at the time that the above-mentioned transition services agreement, lease or Development Agreements were executed.

(18) Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which will change certain aspects of accounting for share-based payments to employees. ASU 2016-09 is effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2016. ASU 2019-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, it is possible for equity awards to have a more dilutive effect on earnings per share (EPS). Under prior guidance, anticipated income tax windfalls and shortfalls were included in the calculation of assumed proceeds when applying the treasury stock method for computing the dilutive effect of share-based awards in the calculation of diluted EPS. Because there is no longer any excess tax benefits recognized in additional paid capital under ASU 2016-09, when applying the treasury stock method for computing diluted EPS, the assumed proceeds do not include any windfall tax benefits. As a result, fewer hypothetical shares can be repurchased under the treasury stock method, resulting in an assumption of more incremental shares being issued upon the exercise of shared-based awards. Therefore, equity awards have a more dilutive effect on EPS for any period where the average market price of an entity's underlying stock exceeds the average fair value of outstanding dilutive equity awards for the period.  The provisions of ASU 2016-09 are effective for the Company at the beginning of fiscal 2018. The impact of ASU 2016-09 on the Company's income tax expense or benefit and related cash flows during and after the period of adoption are dependent in part upon future grants and vesting of stock-based compensation awards and other factors that are not fully controllable or predicable by the Company such as the future market price of the Company's common stock, the timing of employee exercises of vested stock options, and the future achievement of performance criteria that affect performance-based awards. Under ASU 2016-09, the Company will recognize forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the current guidance, entities are required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. This guidance will be effective for Aceto beginning in the first quarter of fiscal 2018. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of this standard will not have any impact on the consolidated financial statements of the Company.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company has made progress in its evaluation of the amended guidance, including identification of revenue streams. The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. Although the Company is continuing to assess the impact of the amended guidance, Aceto generally anticipates that the timing of recognition of revenue will be substantially unchanged under the amended guidance. The Company is continuing to evaluate the impact on certain other transactions including third-party collaborations and other arrangements. The amended guidance will be effective for Aceto in the first quarter of fiscal 2019 and permits adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company anticipates adopting this amended standard on a modified retrospective basis.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$315,395	$157,445	$165,478	$-	$638,318
Gross profit	78,109	25,474	37,209	-	140,792
Income before income taxes	15,434	9,322	18,829	(26,224)	17,361

2016
Net sales	$228,035	$161,011	$169,478	$-	$558,524
Gross profit	77,880	28,752	36,153	-	142,785
Income before income taxes	36,362	11,856	17,799	(12,163)	53,854

2015
Net sales	$225,263	$149,296	$172,392	$-	$546,951
Gross profit	75,749	26,683	33,002	-	135,434
Income before income taxes	35,152	8,697	14,289	(4,273)	53,865

Net sales and gross profit by source country for the years ended June 30, 2017, 2016 and 2015 were as follows:

	Net Sales			Gross Profit
	2017	2016	2015	2017	2016	2015
United States	$483,678	$400,883	$407,101	$116,792	$117,180	$111,734
Germany	79,105	76,666	69,889	13,609	15,154	14,660
Netherlands	9,949	16,217	14,656	1,231	1,598	1,325
France	35,796	30,177	27,976	4,651	4,043	3,634
Asia-Pacific	29,790	34,581	27,329	4,509	4,810	4,081
Total	$638,318	$558,524	$546,951	$140,792	$142,785	$135,434

Sales generated from the United States to foreign countries amounted to $21,750, $23,810 and $38,295 for the fiscal years ended June 30, 2017, 2016 and 2015, respectively.

Long-lived assets by geographic region as of June 30, 2017 and June 30, 2016 were as follows:

	Long-lived assets
	2017	2016
United States	$528,359	$152,701
Europe	2,538	2,504
Asia-Pacific	1,582	1,781
Total	$532,479	$156,986

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

(20) Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2017 and 2016.

	For the quarter ended
Fiscal year ended June 30, 2017	September 30, 2016 (1)	December 31, 2016(2)	March 31, 2017(2)(3)	June 30, 2017 (2)(4)
Net sales	$128,018	$125,552	$190,128	$194,620
Gross profit	30,839	30,805	42,319	36,829
Net income (loss)	4,385	(564)	5,588	1,967

Net income (loss) per diluted share	$0.15	$(0.02)	$0.16	$0.06

	For the quarter ended
Fiscal year ended June 30, 2016	September 30, 2015	December 31, 2015	March 31, 2016(5)	June 30, 2016(6)
Net sales	$133,500	$131,674	$157,926	$135,424
Gross profit	34,581	35,868	38,289	34,047
Net income	9,298	8,270	10,424	6,774

Net income per diluted share	$0.32	$0.28	$0.35	$0.23

The net income per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income per common share.

(1) Includes pretax item of $170 environmental remediation charge in connection with Arsynco.

(2) Results for the last nine days of the quarter ended December 31, 2016 and for the subsequent two quarters reflect the acquisition of certain generic products and related assets from Citron and Lucid on December 21, 2016.

(3) Includes pretax item of $733 environmental remediation charge in connection with Arsynco.

(4) Includes pretax item of $3,139 representing immaterial correction of an error associated with certain accrued expenses.

(5) Includes pretax items consisting of $833 reversal of contingent consideration related to the PACK acquisition and $241 reversal of contingent consideration related to the acquisition of a company in France.

(6) Includes pretax item of $1,313 environmental remediation charge in connection with Arsynco.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2017, 2016 and 2015

(dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2017
Allowance for doubtful accounts	$513	$(3)	-	$25	(a)	$485
Year ended June 30, 2016
Allowance for doubtful accounts	$691	$76	-	$254	(a)	$513
Year ended June 30, 2015
Allowance for doubtful accounts	$517	$484	-	$310	(a)	$691

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

Date: August 25, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/Salvatore Guccione	President and Chief Executive Officer	08-25-17
Salvatore Guccione	(Principal Executive Officer)

/s/Douglas Roth	Assistant Secretary/Treasurer and	08-25-17
Douglas Roth	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Albert L. Eilender	Chairman	08-25-17
Albert L. Eilender

/s/ Vimal Kavuru	Director	08-25-17
Vimal Kavuru

/s/Hans C. Noetzli	Director	08-25-17
Hans C. Noetzli

/s/William N. Britton	Director	08-25-17
William Britton

/s/ Natasha Giordano	Director	08-25-17
Natasha Giordano

/s/Alan G. Levin	Director	08-25-17
Alan G. Levin

/s/ Daniel Yarosh	Director	08-25-17
Daniel Yarosh

/s/ William C. Kennally III	Director	08-25-17
William C. Kennally III

EXHIBIT INDEX

Exhibit Number	Description

2.1	Asset Purchase Agreement by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold, and David B. Rosen, dated as of December 15, 2010 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 20, 2010).

2.2	First Amendment to Asset Purchase Agreement, dated as of December 31, 2010, by and among Aceto Corporation, Sun Acquisition Corp., Rising Pharmaceuticals, Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated January 5, 2011).

2.3	Second Amendment, dated as of December 21, 2012, to Asset Purchase Agreement, dated as of December 15, 2010, by and among Aceto Corporation, Rising Pharmaceuticals, Inc., Pearl Ventures Inc., Ronald Gold and David B. Rosen (incorporated by reference to Exhibit 10.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2012).

2.4	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.5	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

2.6	Product Purchase Agreement, by and among Aceto Corporation, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.7	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.8	Transaction Agreement Amendment and Waiver, dated as of December 21, 2016, by and among the Purchasers, the Agent, Rising Pharmaceuticals, Inc. and Vimal Kavuru (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K dated December 21, 2016).

3.1	Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on November 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.2	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.3	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 9, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.4	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

4.1	Indenture, dated November 16, 2015 between Aceto Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.4	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.5	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-149586 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.7	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.8	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.9	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.10	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.11	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.12	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.13	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.14	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.15	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.16	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.17	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.18	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between the Company and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.19	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.20	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.21	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.22	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.23	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.24	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.25	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.26	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.27	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.28	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.34	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.35	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.36	Purchase Agreement, dated November 10, 2015, by and among Aceto Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.37	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.38	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.39	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.40	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.42	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.43	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.44	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.45	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.46	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.47	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

10.48	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.50	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

10.51	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.52	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.53	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.54	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Furnished herewith

