Form 10-Q
period 2017-09-30
ACETO CORP
filed 2017-11-03
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐ No ☒

The registrant had 30,641,254 shares of common stock outstanding as of October 31, 2017.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	September 30, 2017	June 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,100	$55,680
Investments	3,048	2,046
Trade receivables, less allowance for doubtful accounts (September 30, 2017, $476; June 30, 2017, $485)	240,620	260,889
Other receivables	11,897	12,066
Inventory	135,119	136,387
Prepaid expenses and other current assets	4,916	3,941
Deferred income tax asset, net	-	546
Total current assets	467,700	471,555

Property and equipment, net	11,569	10,428
Property held for sale	6,250	7,152
Goodwill	237,004	236,970
Intangible assets, net	277,247	285,081
Deferred income tax asset, net	10,991	19,453
Other assets	7,212	7,546

TOTAL ASSETS	$1,017,973	$1,038,185
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,482	$14,466
Accounts payable	98,013	90,011
Accrued expenses	114,654	118,328
Total current liabilities	227,149	222,805

Long-term debt, net	317,097	339,200
Long-term liabilities	62,743	61,449
Environmental remediation liability	1,754	2,339
Deferred income tax liability	-	7,325
Total liabilities	608,743	633,118

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,581 and 30,094 shares issued and outstanding at September 30, 2017 and June 30, 2017, respectively	306	301
Capital in excess of par value	217,439	214,198
Retained earnings	194,171	195,680
Accumulated other comprehensive loss	(2,686)	(5,112)
Total shareholders’ equity	409,230	405,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,017,973	$1,038,185

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(unaudited and in thousands, except per-share amounts)

	Three months Ended September 30
	2017	2016
Net sales	$185,255	$128,018
Cost of sales	145,272	97,179
Gross profit	39,983	30,839

Selling, general and administrative expenses	31,149	21,024
Research and development expenses	1,615	1,050
Operating income	7,219	8,765

Other (expense) income:
Interest expense	(5,355)	(2,233)
Interest and other income, net	274	248
	(5,081)	(1,985)

Income before income taxes	2,138	6,780
Income tax provision	1,684	2,395
Net income	$454	$4,385

Basic income per common share	$0.01	$0.15
Diluted income per common share	$0.01	$0.15

Weighted average shares outstanding:
Basic	34,975	29,518
Diluted	35,259	29,840

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

4

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(unaudited and in thousands)

	Three months Ended September 30,
	2017	2016

Net income	$454	$4,385

Other comprehensive income:
Foreign currency translation adjustments	2,320	560
Change in fair value of interest rate swaps	106	-
Comprehensive income	$2,880	$4,945

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months Ended September 30,
	2017	2016
Operating activities:
Net income	$454	$4,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,301	3,168
Amortization of debt issuance costs and debt discount	1,513	1,432
Amortization of deferred financing costs	270	-
Provision for doubtful accounts	(15)	(58)
Non-cash stock compensation	3,146	1,664
Deferred income taxes	(1,099)	1,405
Environmental charge	902	170
Earnings on equity investment in joint venture	(231)	(325)
Changes in assets and liabilities:
Trade accounts receivable	21,137	9,141
Other receivables	149	464
Inventory	2,225	(6,105)
Prepaid expenses and other current assets	(944)	(978)
Other assets	(334)	(305)
Accounts payable	7,699	3,135
Accrued expenses and other liabilities	792	(6,543)
Net cash provided by operating activities	43,965	10,650

Investing activities:
Purchases of investments	(2,655)	(1,017)
Sales of investments	1,646	-
Payments for intangible assets	(54)	(1,594)
Purchases of property and equipment, net	(1,506)	(541)
Net cash used in investing activities	(2,569)	(3,152)

Financing activities:
Payment of cash dividends	(1,935)	(1,954)
Proceeds from exercise of stock options	73	185
Excess tax benefit on stock option exercises and restricted stock	-	437
Repayment of bank loans	(23,783)	(49)
Net cash used in financing activities	(25,645)	(1,381)

Effect of exchange rate changes on cash	669	197

Net increase in cash	16,420	6,314
Cash and cash equivalents at beginning of period	55,680	66,828
Cash and cash equivalents at end of period	$72,100	$73,142

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2017.

(2) Business Combinations

On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

Aceto and Citron possess complementary asset-light business models, drug development and manufacturing partnerships and product portfolios. The Company believes consistent with its strategy of expanding Rising’s portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this transaction significantly expanded its roster of commercialized products and pipeline of products under development. In addition, the Company believes that this product acquisition greatly enhanced its size and stature within the generic pharmaceutical industry, expanded its partnership network and offers the Company opportunities to realize meaningful cost and tax efficiencies.

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of September 30, 2017, the Company accrued $2,924 related to this contingent consideration.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

(3) Stock-Based Compensation

Under the Aceto Corporation 2015 Equity Participation Plan (the “2015 Plan”), grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other stock-based awards (“Stock Awards”) may be offered to employees, non-employee directors, consultants and advisors of the Company, including the chief executive officer, chief financial officer and other named executive officers. The maximum number of shares of common stock of the Company that may be issued pursuant to Stock Awards granted under the 2015 Plan will not exceed, in the aggregate, 4,250 shares. Stock Awards that are intended to qualify as “performance-based compensation” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended, may be granted.  Performance-based awards may be granted, vested and paid based on the attainment of specified performance goals.

Under the Aceto Corporation 2010 Equity Participation Plan (as amended and restated in 2012, the “2010 Plan”), grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and stock bonuses may be made to employees, non-employee directors and consultants of the Company. The maximum number of shares of common stock of the Company that may be issued pursuant to awards granted under the 2010 Plan will not exceed, in the aggregate, 5,250 shares. In addition, restricted stock may be granted to an eligible participant in lieu of a portion of any annual cash bonus earned by such participant. Such award may include additional shares of restricted stock (premium shares) greater than the portion of bonus paid in restricted stock. The restricted stock award is vested at issuance and the restrictions lapse ratably over a period of years as determined by the Board of Directors, generally three years. The premium shares vest when all the restrictions lapse, provided that the participant remains employed by the Company at that time.

During the three months ended September 30, 2017, the Company granted 337 shares of restricted common stock to its employees that vest over three years. In addition, the Company also issued a target grant of 168 performance-vested restricted stock units, which grant could be as much as 294 units if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

During the year ended June 30, 2017, the Company granted 277 shares of restricted common stock to its employees that vest over three years and 22 shares of restricted common stock to its non-employee directors, which vest over approximately one year as well as 42 restricted stock units that have varying vest dates through July 2017. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

For the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense of approximately $3,132 and $1,659, respectively, related to restricted common stock and restricted stock units. Included in the $3,132 for the three months ended September 30, 2017 is $2,017 in stock-based compensation expense associated with the separation of the Company’s former Chief Executive Officer in September 2017. As of September 30, 2017, the total unrecognized stock-based compensation cost is approximately $10,168.

(4) Capital Stock

On August 24, 2017, the Company's Board of Directors declared a regular quarterly dividend of $0.065 per share which was paid on September 21, 2017 to shareholders of record as of September 8, 2017.

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

(5) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,
	2017	2016

Weighted average shares outstanding	34,975	29,518
Dilutive effect of stock options and restricted stock awards and units	284	322

Diluted weighted average shares outstanding	35,259	29,840

The weighted average shares outstanding for the three months ended September 30, 2017 includes the effect of 5,122 shares to be issued in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 2).The Convertible Senior Notes (see Note 6) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

There were 61 common equivalent shares outstanding as of September 30, 2017 that were not included in the calculation of diluted net income per common share for the three months ended September 30, 2017 because their effect would have been anti-dilutive.

(6) Debt

Long-term debt

	September 30, 2017	June 30, 2017

Convertible Senior Notes, net	$123,189	$121,676
Revolving Bank Loans	70,000	90,000
Term Bank Loans	135,660	139,227
Mortgage	2,730	2,763
	331,579	353,666
Less current portion	14,482	14,466
	$317,097	$339,200

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

The carrying value of the Notes is as follows:

	September 30, 2017	June 30, 2017

Principal amount	$143,750	$143,750
Unamortized debt discount	(17,951)	(19,255)
Unamortized debt issuance costs	(2,610)	(2,819)
Net carrying value	$123,189	$121,676

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the three months ended September 30:

	2017	2016

Contractual coupon	$709	$725
Amortization of debt discount	1,304	1,223
Amortization of debt issuance costs	209	209
	$2,222	$2,157

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of September 30, 2017, the Company borrowed Revolving Loans aggregating $70,000 which loans are Eurodollar Loans at interest rates ranging from 3.24% to 3.45 % at September 30, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of September 30, 2017, the remaining amount outstanding under the Initial Term Loan is $138,750 and is payable as a Eurodollar Loan at an interest rate of 3.33%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

As such, the Company has classified $15,000 of the Initial Term Loan as short-term in the consolidated balance sheet at September 30, 2017. The A&R Credit Agreement, similar to the First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2017 and June 30, 2017.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at September 30, 2017.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of September 30, 2017 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of September 30, 2017 and June 30, 2017, a liability of $7,866 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the three months ended September 30, 2017, the Company recorded an environmental charge of $902, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of income for the three months ended September 30, 2017. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An estimate of the fair value of the property has been determined by a third party real estate professional and supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2017 and June 30, 2017 is $3,540 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,357 through the next twelve months.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At September 30, 2017, the Company had foreign currency contracts outstanding that had a notional amount of $48,816. Unrealized gains (losses) on hedging activities for the three months ended September 30, 2017 and 2016, was $295 and ($36), respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with its existing credit agreement (see Note 6), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of September 30, 2017 is $92,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at September 30, 2017, is $475. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

At September 30, 2017, the Company had $3,077 of contingent consideration, $2,924 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 2) and $153 of contingent consideration related to a previously acquired company in France. At September 30, 2016, the Company had $135 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $129,000 at September 30, 2017 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2017 and June 30, 2017:

	Fair Value Measurements at September 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,970	-	$5,970

Investments:
Time deposits	-	3,048	-	3,048

Foreign currency contracts-assets (1)	-	529	-	529
Foreign currency contracts-liabilities (2)	-	232	-	232
Derivative liability for interest rate swap (3)	-	475	-	475
Contingent consideration (4)	-	-	$3,077	3,077

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.
(3)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.
(4)	$153 included in “Accrued expenses” and $2,924 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017.

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,781	-	$5,781

Investments:
Time deposits	-	2,046	-	2,046

Foreign currency contracts-assets (5)	-	486	-	486
Foreign currency contracts-liabilities (6)	-	137	-	137
Derivative liability for interest rate swap(7)	-	581	-	581
Contingent consideration (8)	-	-	$2,952	2,952

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(8)	$145 included in “Accrued expenses” and $2,807 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(9) Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in ASU 2017-12 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months ended September 30, 2017, the Company recorded $1,128 of additional income tax expense associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the condensed consolidated financial statements of the Company.

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

Three months Ended September 30, 2017 and 2016:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$106,015	$36,576	$42,664	$-	$185,255
Gross profit	24,647	5,840	9,496	-	39,983
Income (loss) before income taxes	5,026	2,231	4,945	(10,064)	2,138

2016
Net sales	$47,889	$40,616	$39,513	$-	$128,018
Gross profit	14,205	6,954	9,680	-	30,839
Income (loss) before income taxes	3,972	3,067	4,832	(5,091)	6,780

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2017 and related condensed consolidated statements of income and comprehensive income for the three-month periods ended September 30, 2017 and 2016, and cash flows for the three-month periods ended September 30, 2017 and 2016 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 25, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
November 3, 2017

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, our Annual Report on Form 10-K for the fiscal year ended June 30, 2017 and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $185,255 for the three months ended September 30, 2017, which represents a 44.7% increase from the $128,018 reported in the comparable prior period. Gross profit for the three months ended September 30, 2017 was $39,983 and our gross margin was 21.6% as compared to gross profit of $30,839 and gross margin of 24.1% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the three months ended September 30, 2017 was $31,149, an increase of $10,125 from what we reported in the prior period. Our net income decreased to $454, or $0.01 per diluted share, compared to net income of $4,385, or $0.15 per diluted share, in the prior period. As more fully described below, results for the quarter ended September 30, 2017 reflect the Company’s acquisition in December 2016 of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”), and its affiliate Lucid Pharma LLC (“Lucid”).

Our financial position as of September 30, 2017 remains strong, as we had cash and cash equivalents and short-term investments of $75,148, working capital of $240,551 and shareholders’ equity of $409,230.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of Citron and Lucid. Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government, nearly all of which have 5-year terms.

The assets acquired in this transaction expand, complement, and strengthen our existing and future product offerings. In what has become a competitive generic drug business environment, one key for long-term success is having an ever-growing commercial portfolio of generic products, a strong internal drug development pipeline and capable, reliable manufacturing partners. This transaction adds significantly to the Rising business platform in all three crucial areas. We believe that, consistent with our strategy of expanding our portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development. In addition, we believe that this transaction greatly enhanced our size and stature within the generic pharmaceutical industry, expanded our partnership network and offers us opportunities to realize meaningful cost and tax efficiencies, as well as representing an integral component of Aceto's continued strategy to become a Human Health oriented company.

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

According to an October 17, 2017 Federal Reserve Statistical Release, in the third quarter of calendar year 2017, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decrease at an annual rate of 6.4%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market. In the National Agricultural Statistics Services release dated June 30, 2017, the total crop acreage planted in the United States in 2017 decreased by .3% to 318 million acres from 319 million acres in 2016. The number of peanut acres planted in 2017 increased 8.8% from 2016 levels while sugarcane acreage harvested decreased 3.4% from 2016. In addition, the potato acreage harvested in 2017 increased approximately .7% from the 2016 level.

We believe our main business strengths are sourcing, regulatory support, quality assurance, marketing and distribution. We distribute more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, we believe that our global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source approximately two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India.

In this MD&A, we explain our general financial condition and results of operations, including, among other things, the following:

•	factors that affect our business
•	our earnings and costs in the periods presented
•	changes in earnings and costs between periods
•	sources of earnings
•	the impact of these factors on our overall financial condition

As you read this MD&A section, refer to the accompanying condensed consolidated statements of income, which present the results of our operations for the three months ended September 30, 2017 and 2016. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of income.

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2017, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

	Net Sales by Segment Three months ended September 30,

	2017		2016		Comparison 2017 Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$106,015	57.2%	$47,889	37.4%	$58,126	121.4%
Pharmaceutical Ingredients	36,576	19.8	40,616	31.7	(4,040)	(9.9)
Performance Chemicals	42,664	23.0	39,513	30.9	3,151	8.0

Net sales	$185,255	100.0%	$128,018	100.0%	$57,237	44.7%

	Gross Profit by Segment Three months ended September 30,
	2017		2016		Comparison 2017 Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$24,647	23.2%	$14,205	29.7%	$10,442	73.5%
Pharmaceutical Ingredients	5,840	16.0	6,954	17.1	(1,114)	(16.0)
Performance Chemicals	9,496	22.3	9,680	24.5	(184)	(1.9)

Gross profit	$39,983	21.6%	$30,839	24.1%	$9,144	29.7%

Net Sales

Net sales increased $57,237, or 44.7%, to $185,255 for the three months ended September 30, 2017, compared with $128,018 for the prior period. We reported sales increases in our Human Health and Performance Chemicals segments and a decrease in our Pharmaceutical Ingredients segment.

Human Health

Net sales for the Human Health segment increased by $58,126 for the three months ended September 30, 2017, to $106,015, which represents a 121.4% increase over net sales of $47,889 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $55,130 are included in the three months ended September 30, 2017.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $4,040 or 9.9% to $36,576 when compared to the prior period net sales of $40,616. The decrease in sales for this segment was due primarily to a decline in sales of domestic APIs of $2,792, mainly due to reduced orders of a customer-launched API, as well as a drop in customer demand for two other API products, sold in the U.S. Domestic sales of intermediates have decreased $1,036 from the prior period due to customer inventory reduction and a delay in timing of orders for certain intermediate products.

Performance Chemicals

Net sales for the Performance Chemicals segment was $42,664 for the three months ended September 30, 2017, representing an increase of $3,151 or 8.0%, from net sales of $39,513 for the prior period. Specialty Chemicals business experienced a rise in sales of $4,251 over the prior period. The rise in Specialty Chemicals sales is partly due to an increase in domestic sales of $1,658, primarily from increased sales of agricultural and pigment intermediates. In addition, sales of specialty chemical products sold abroad, increased $2,593 over the prior period, predominantly at our subsidiaries in France and Germany. Performance Chemicals sales were impacted by a $1,100 drop in sales of our agricultural protection products, predominantly from a decline in sales of a fungicide used to prevent disease on pecan crops, which we expect to sell in our second quarter of fiscal year 2018.

Gross Profit

Gross profit increased $9,144 to $39,983 (21.6% of net sales) for the three months ended September 30, 2017, as compared to $30,839 (24.1% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $24,647 for the three months ended September 30, 2017 increased $10,442, or 73.5%, over the prior period. The gross margin of 23.2% was lower than the prior period’s gross margin of 29.7%, but consistent with quarters subsequent to the product acquisition. The increase in Human Health’s gross profit was partially related to gross profit of $11,332 on sales from the product acquisition, which is included in the three months ended September 30, 2017. This increase was partially offset by the decline of gross profit and gross margin on other Rising products, primarily driven by unfavorable product mix on certain products and increased competition.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $5,840 for the three months ended September 30, 2017 decreased $1,114, or 16.0%, over the prior period. The gross margin of 16.0% was lower than the prior period’s gross margin of 17.1%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs sold domestically, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin. In addition, our international subsidiaries experienced an unfavorable product mix on API sales.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $9,496 for the three months ended September 30, 2017, versus $9,680 for the prior year, a decrease of $184 or 1.9%. The gross margin at 22.3% for the three months ended September 30, 2017 was lower than the prior year’s gross margin of 24.5%. The decrease in gross profit was due to a $429 decline in gross profit for the Agricultural Protection Products business, as a result of the sales volume decline. The drop in gross margin from the prior period is a result of an unfavorable product mix on sales of specialty chemical products sold domestically.

Selling, General and Administrative Expenses

SG&A of $31,149 for the three months ended September 30, 2017 increased $10,125 or 48.2% from $21,024 reported for the prior period. As a percentage of sales, SG&A increased to 16.8% for the three months ended September 30, 2017 versus 16.4% in the prior period. SG&A for the current period included $5,379 of amortization expense associated with the purchased intangible assets related to the product purchase. We recorded $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation. In addition, SG&A increased due to a $902 environmental charge related to Arsynco. The increase in SG&A is also due in part to approximately $325 of consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement associated with the product purchase agreement, as well as approximately $680 of outsourcing fees related to the accounting processes of Rising Health and Acetris Health. SG&A for the prior period included $1,809 of transaction costs related to the product purchase agreement.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $1,615 for the three months ended September 30, 2017 compared to $1,050 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended September 30, 2017 operating income was $7,219 compared to $8,765 in the prior period, a decrease of $1,546 or 17.6%.

Interest Expense

Interest expense was $5,355 for the three months ended September 30 2017, an increase of $3,122 or 139.8% from the prior period. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered into on December 21, 2016 to help fund our product acquisition, as well as additional interest associated with the $50,000 unsecured deferred payment related to the product acquisition.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2017 increased to 78.8% compared to 35.3% for the prior period. For the three months ended September 30, 2017, we recorded $1,128 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted in the first quarter of fiscal 2018.

Liquidity and Capital Resources

Cash Flows

At September 30, 2017, we had $72,100 in cash, of which $47,050 was outside the United States, $3,048 in short-term investments, all of which is held outside the United States, and $331,579 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $240,551 at September 30, 2017 compared to $248,750 at June 30, 2017. The $47,050 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at September 30, 2017 increased $16,420 from the amount at June 30, 2017.

Operating activities for the three months ended September 30, 2017 provided cash of $43,965 for this period, as compared to cash provided of $10,650 for the comparable period. The $43,965 resulted from $454 in net income and $12,787 derived from adjustments for non-cash items and a net $30,724 increase from changes in operating assets and liabilities. The non-cash items included $8,301 in depreciation and amortization expense, $1,099 for deferred income taxes, a $902 environmental charge, $1,513 for amortization of debt issuance costs and debt discount and $3,146 in non-cash stock compensation expense. Trade accounts receivable decreased $21,137 during the three months ended September 30, 2017, due predominantly to a decrease in days sales outstanding, particularly at our Rising subsidiary. Inventories decreased by $2,225 and accounts payable increased by $7,699 due primarily to inventories held in stock at our Rising subsidiary, as well as timing of payments processed at the end of the quarter. Our cash position at September 30, 2016 increased $6,314 from the amount at June 30, 2016. Operating activities for the three months ended September 30, 2016 provided cash of $10,650 for this period. The $10,650 resulted from $4,385 in net income and $7,456 derived from net adjustments for non-cash items less a net $1,191 decrease from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2017 used cash of $2,569 primarily from purchases of property and equipment and intangible assets of $1,560 and purchases of investments in time deposits of $2,655, offset by sales of investments in time deposits of $1,646. Investing activities for the three months ended September 30, 2016 used cash of $3,152 primarily from purchases of intangible assets and property and equipment of $2,135 and purchases of investments in time deposits of $1,017.

Financing activities for the three months ended September 30, 2017 used cash of $25,645, primarily from $23,783 of repayments of bank loans and $1,935 payment of cash dividends. Financing activities for the three months ended September 30, 2016 used cash of $1,381 primarily from $1,954 payment of cash dividends offset in part by $437 of excess income tax benefits on stock option exercises.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At September 30, 2017, the Company had available lines of credit with foreign financial institutions totaling $7,602, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of September 30, 2017, the Company borrowed Revolving Loans aggregating $70,000 which loans are Eurodollar Loans at interest rates ranging from 3.24% to 3.45 % at September 30, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of September 30, 2017, the remaining amount outstanding under the Initial Term Loan is $138,750 and is payable as a Eurodollar Loan at an interest rate of 3.33%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2017 and June 30, 2017.

The A&R Credit Agreement, like the First Amended Credit Agreement, provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at September 30, 2017.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of September 30, 2017 is $92,500.

Working Capital Outlook

Working capital was $240,551 at September 30, 2017 versus $248,750 at June 30, 2017. We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash, as is the case with our recent product acquisition.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of September 30, 2017, the Company accrued $2,924 related to this contingent consideration.

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

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $6,112 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Condensed Consolidated Balance Sheet as of September 30, 2017.

We believe that our cash, other liquid assets, operating cash flows, borrowing capacity and access to the equity capital markets, taken together, provide adequate resources to fund ongoing operating expenditures, the repayment of our bank loans and the anticipated continuation of cash dividends for the next twelve months.

Impact of Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in ASU 2017-12 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months ended September 30, 2017, the Company recorded $1,128 of additional income tax expense associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and will require an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the condensed consolidated financial statements of the Company.

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

Investment Market Price Risk

We had short-term investments of $3,048 at September 30, 2017 and $2,046 at June 30, 2017. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2017, we had foreign currency contracts outstanding that had a notional amount of $48,816. At June 30, 2017 our outstanding foreign currency contracts had a notional amount of $62,187. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2017 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On September 30, 2017, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of September 30, 2017, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $9,253. On June 30, 2017 such potential loss amounted to $8,869. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of September 30, 2017 is $92,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2017, is $475.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2017 and, based on their evaluation, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified below.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in our Form 8-K, filed on November 3, 2017, we identified a material weakness in the design and effectiveness of our internal control over financial reporting in that our system of internal control did not generate a report that could be used by management to assure its precision of the review of the aging of trade receivables was adequate. As a result of this material weakness, a reasonable possibility exists that a material misstatement in trade receivables in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

Notwithstanding this material weakness, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended September 30, 2017. The Company believes it has corrected the underlying causes of the material weakness and thus believes it has been fully remediated. The Company will continue to monitor and test the remediation to ensure its effectiveness.

Changes in Internal Control Over Financial Reporting

As described above, during the quarter ended September 30, 2017, we made changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2017, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2017.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2017 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2017 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

As previously announced, the Company has undergone certain management changes recently. Specifically:

  On September 27, 2017, Salvatore Guccione, then the President and Chief Executive Officer of the Company, notified the Company of his decision to resign from the Company’s Board of Directors (the “Board”) effective immediately, and the Board met and accepted his resignation.  In addition, on September 27, 2017, Mr. Guccione and the Company mutually agreed that he would resign from his positions as President and Chief Executive Officer of the Company effective as of September 27, 2017.  Additional information regarding this matter was disclosed in the Company’s Current Report on Form 8-K dated September 27, 2017 and is referenced in Item 2 of Part 1 of this Quarterly Report on Form 10-Q.

  On September 27, 2017, the Board appointed William C. Kennally, III, age 61, President and Chief Executive Officer of the Company effective as of October 2, 2017. Mr. Kennally continues to serve in his role as a member of the Board. Additional information regarding this matter was disclosed in the Company’s Current Report on Form 8-K dated September 27, 2017 and in an amendment to that report filed by the Company on October 17, 2017.

  On October 26, 2017, Douglas Roth, the Company’s Senior Vice President and Chief Financial Officer, notified the Company that he will retire from his role as Senior Vice President and Chief Financial Officer, effective March 31, 2018. On the following day, Fran Scally the Company’s Vice President, Financial Reporting, Compliance and Risk, was designated to serve as chief accounting officer of the Company, effective immediately. These matters were referenced in the Company’s Current Report on Form 8-K dated October 27, 2017.

Item 6.	Exhibits

10.1	Separation Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2017).

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE November 3, 2017	BY	/s/ William C. Kennally, III
William C. Kennally, President and Chief Executive Officer
(Principal Executive Officer)

DATE November 3, 2017	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial and Accounting Officer)

