Form 10-K/A
period 2017-06-30
ACETO CORP
filed 2017-11-09
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ACETO CORPORATION

FORM 10-K/A

Explanatory Note

(all dollar amounts in this Explanatory Note are expressed in thousands)

As previously reported in a Form 8-K filed on November 3, 2017, Aceto Corporation (the “Company,” “we,” “us,” or “our”) has identified and recorded an adjustment related to the misapplication of cash in the fiscal year ended June 30, 2015. The correction resulted in a $4,007 decrease to trade receivables as of June 30, 2015, 2016 and 2017, a $1,402 increase to other receivables as of June 30, 2015, 2016 and 2017, a $4,007 reduction in net sales for the year ended June 30, 2015 and a $2,605 reduction in net income for the year ended June 30, 2015. We have performed a qualitative and quantitative analysis of this misapplication and have determined that it is not material to fiscal year 2015.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Also as previously reported, after discussion with the Company’s Audit Committee and BDO USA, LLP (“BDO”), the Company’s independent registered accounting firm, the Company determined that the above-mentioned adjustment demonstrated that there was a material weakness in the design and effectiveness of our internal control over financial reporting, in that our system of internal control did not generate a report that could be used by management to assure that precision in the review of the aging of trade receivables was adequate. As a result of this material weakness, a reasonable possibility existed that a material misstatement in trade receivables in our annual or interim financial statements could occur and not be prevented or detected on a timely basis.

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended June 30, 2017, which was originally filed on August 25, 2017 (the “Original Filing”), in order to:

•	amend Item 1A, “Risk Factors”, to modify our risk related to internal controls to refer to the above-mentioned material weakness;

•	amend Item 8, “Financial Statements and Supplementary Data” for the change in the Report of Independent Registered Public Accounting Firm, in relation to the independent registered public accounting firm's report on our internal control over financial reporting;

•	make revisions for immaterial errors in the consolidated financial statements previously issued in the Original Filing relating to the corrections noted in the first paragraph of this Explanatory Note, in Item 1, “Business”, Item 6, “Selected Financial Data”, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data”; and

•	amend Item 9A, “Controls and Procedures” with respect to (i) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (ii) BDO’s related attestation report due to the material weakness described above identified subsequent to the issuance of our Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment. Similarly, revised XBRL exhibits are being filed as exhibits to this Amendment. As a result, Item 15, “Exhibits, Financial Statement Schedules”, has also been modified.

This Amendment should be read in conjunction with the Original Filing, which continues to speak as of the date of the Original Filing. Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any related or other disclosures.

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

Our customers are primarily located throughout the United States, Europe and Asia. We will continue our program of regular visits to our suppliers' plants, and will continue to educate them on the quality of product and service required by our customers. Aceto is uniquely able to do this, as many of our sales representatives are technically trained (chemists, chemical engineers, biologists, pharmacologists, etc.) most with in-plant or industrial laboratory experience that allows them to effectively communicate customer requirements to sourcing teams. Our customers include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2017, 2016 and 2015, sales made to customers in the United States totaled $465,879, $380,533 and $365,656, respectively. Sales made to customers outside the United States during fiscal years 2017, 2016 and 2015 totaled $172,439, $177,991 and $177,288, respectively, of which, approximately 56%, 56% and 62%, respectively, were to customers located in Europe. One customer (AmerisourceBergen Corporation) accounted for 12% of net sales in fiscal 2017, 14% of net sales in 2016 and 13% of net sales in fiscal 2015. Another customer (McKesson Corporation) accounted for 11% of net sales in fiscal 2017, 7% of net sales in 2016 and 6% of net sales in 2015. No single product accounted for as much as 10% of net sales in fiscal 2017, 2016 or 2015.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our Annual Report on Form 10-K. Section 404 also requires our independent registered public accounting firm to report on our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting. If we fail to maintain effective internal controls, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or NASDAQ. Any such action could adversely affect our financial results and the market price of our common stock and may also result in delayed filings with the Securities and Exchange Commission. For example, in connection with the revisions made in this Form 10-K/A, management re-evaluated the effectiveness of our internal control over financial reporting as of June 30, 2017 and concluded that adjustments related to the misapplication of cash in the year ended June 30, 2015 demonstrated that there was a material weakness in the design and effectiveness of our internal control over financial reporting, in that our system of internal control did not generate a report that could be used by management to assure that precision in the review of the aging of trade receivables was adequate. As a result of this material weakness, a reasonable possibility existed that a material misstatement in trade receivables in our annual or interim financial statements could occur and not be prevented or detected on a timely basis and, therefore, that we did not maintain effective internal control over financial reporting as of June 30, 2017. See “Part II, Item 9A - Controls and Procedures”. While management believes that it has remediated the underlying causes of this material weakness, if our remediation efforts do not operate effectively, if we are unsuccessful in implementing or following our remediation efforts, or if we are otherwise unable to remediate the material weakness, this may result in untimely or inaccurate reporting of our financial results.

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

PART II

Item 6. Selected Financial Data

(In thousands, except per-share amounts)

Fiscal years ended June 30,	2017	2016	2015	2014	2013

Net sales	$638,318	$558,524	$542,944	$510,179	$499,690
Operating income	30,554	58,028	52,326	44,272	34,416
Net income	11,376	34,766	30,878	29,000	22,328

At year end

Working capital	$248,750	$251,150	$182,705	$157,831	$128,393
Total assets	1,038,185	538,173	487,169	467,984	323,430
Long-term liabilities (including long-term debt)	410,313	137,430	110,563	115,877	38,883
Shareholders’ equity	405,067	301,837	251,606	233,584	194,640

Income per common share

Basic income per common share from net income	$0.35	$1.19	$1.07	$1.04	$0.83
Diluted income per common share from net income	$0.35	$1.18	$1.06	$1.02	$0.81
Cash dividends per common share	$0.26	$0.24	$0.24	$0.24	$0.22

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

Our financial position as of June 30, 2017, remains strong, as we had cash, cash equivalents and short-term investments of $57,726, working capital of $248,750 and shareholders’ equity of $405,067. Shareholders’ equity at June 30, 2017 represents a $103,230 increase over our shareholders’ equity at June 30, 2016, principally reflecting net assets acquired in our product purchase agreement with Lucid and Citron and our profitability during the most recently completed fiscal year.

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

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $87,360 for the year ended June 30, 2017, to $315,395, which represents a 38.3% increase over net sales of $228,035 for the prior year. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $122,118 are included in the year ended June 30, 2017. This increase was offset by a decline in sales of Rising products of $30,585 and a decline of $4,173 in sales of nutritional products. The decrease in Rising sales was primarily driven by increased competition, price erosion on certain products in our generic drugs portfolio and delays in contribution from new product launches. We believe this industry wide pricing pressure on the generic business will continue in the near term. However, we have approximately 15-20 FDA approved products that we are preparing to launch in the near future, which we believe should mitigate this pricing pressure. The drop in nutraceutical sales primarily occurred abroad, specifically at our German subsidiary.

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

Results of Operations

Fiscal Year Ended June 30, 2016 Compared to Fiscal Year Ended June 30, 2015

	Net Sales by Segment Year ended June 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$228,035	40.8%	$221,256	40.8%	$6,779	3.1%
Pharmaceutical Ingredients	161,011	28.8	149,296	27.4	11,715	7.8
Performance Chemicals	169,478	30.4	172,392	31.8	(2,914)	(1.7)

Net sales	$558,524	100.0%	$542,944	100.0%	$15,580	2.9%

	Gross Profit by Segment Year ended June 30,

					Comparison 2016
	2016		2015		Over/(Under) 2015
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$77,880	34.2%	$71,742	32.4%	$6,138	8.6%
Pharmaceutical Ingredients	28,752	17.9	26,683	17.9	2,069	7.8
Performance Chemicals	36,153	21.3	33,002	19.1	3,151	9.5

Gross profit	$142,785	25.6%	$131,427	24.2%	$11,358	8.6%

Net Sales

Net sales increased $15,580 or 2.9%, to $558,524 for the year ended June 30, 2016, compared with $542,944 for the prior year. We reported sales increases in our Human Health and Pharmaceutical Ingredients segments and a decrease in the Performance Chemicals segment.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $6,779 for the year ended June 30, 2016, to $228,035, which represents a 3.1% increase over net sales of $221,256 for the prior year, largely due to an increase in sales of Rising products of $6,958. The increase in Rising sales was primarily driven by price increases experienced in the prior year on certain products, partially offset by increased competition on certain products in our generic drugs portfolio.

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

Gross Profit

Gross profit increased $11,358 or 8.6% to $142,785 (25.6% of net sales) for the year ended June 30, 2016, as compared to $131,427 (24.2% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $77,880 for the year ended June 30, 2016 increased $6,138, or 8.6%, over the prior year. The gross margin of 34.2% was higher than the prior year’s gross margin of 32.4%. The increase in gross profit and gross margin in the Human Health segment predominantly relates to price increases experienced in the prior year on certain Rising products. Overall, our Human Health segment experienced gross profit pressure, including increased chargebacks, from the consolidation of wholesalers with retail drug chains.

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

Selling, General and Administrative Expenses

SG&A increased $3,661, or 5.0%, to $76,820 for the year ended June 30, 2016 compared to $73,159 for the prior year. As a percentage of sales, SG&A increased from 13.5% to 13.8% for the year ended June 30, 2016 versus the prior year. The increase in SG&A is primarily due to increased stock-based compensation expense of $2,182. SG&A for the year ended June 30, 2016 also included $1,213 of transaction costs related to a potential acquisition of a target company that we evaluated during the year but ultimately determined not to pursue, as well as a $1,313 environmental remediation charge related to Arsynco. These increases in SG&A were offset in part by an $833 reversal of contingent consideration related to the PACK acquisition and a $241 reversal of contingent consideration related to the acquisition of a company in France, due to management’s evaluation and assessment of the potential earnout amounts defined in the purchase agreements. SG&A for the prior year included a $1,618 environmental remediation charge related to Arsynco and $3,468 reversal of contingent consideration related to the PACK acquisition.

Research and Development Expenses

Research and development expenses (“R&D”) increased $1,995 or 33.6% to $7,937 for the year ended June 30, 2016 compared to $5,942 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating Income

Fiscal 2016 operating income was $58,028 compared to $52,326 in the prior year, an increase of $5,702 or 10.9%.

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

Provision for Income Taxes

The effective tax rate for the year ended June 30, 2016 decreased to 35.4% compared to 38.1% for the prior year.  The decrease in the effective tax rate was due to the mix of profits from the lower tax rate jurisdictions of Europe and Asia compared to the Federal tax rate in the United States as well as a change in the business allocation percentages in certain states in the U.S.

Liquidity and Capital Resources

Cash Flows

At June 30, 2017, we had $55,680 in cash, of which $36,865 was outside the United States, $2,046 in short-term investments, all of which is held outside the United States and $353,666 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $248,750 at June 30, 2017 compared to $251,150 at June 30, 2016. The $36,865 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The cash located outside of the United States can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain tax consequences. A deferred tax liability will be recognized when we expect that we will recover undistributed earnings of our foreign subsidiaries in a taxable manner, such as through receipt of dividends or sale of the investments. We intend to indefinitely reinvest these undistributed earnings and have no plan for further repatriation. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

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

Our cash position at June 30, 2016 increased $32,808 from the amount at June 30, 2015. Operating activities for the year ended June 30, 2016 provided cash of $31,831 for this period, as compared to cash provided of $8,343 for the prior year. The $31,831 resulted from $34,766 in net income and $21,150 derived from adjustments for non-cash items less a net $24,085 decrease from changes in operating assets and liabilities. The non-cash items included $12,698 in depreciation and amortization expense, $2,060 of earnings on an equity investment in a joint venture, $18 for deferred income taxes, $3,496 for amortization of debt issuance costs and debt discount, $1,074 reversal of contingent consideration, $1,313 environmental remediation charge related to Arsynco and $6,719 in non-cash stock compensation expense. Trade accounts receivable increased $6,149 during the year ended June 30, 2016, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains. Inventories increased by $2,489 and accounts payable decreased by $8,937 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary as a result of a delay in sales of a fungicide used to prevent disease on pecan crops, which was shipped in the first quarter of fiscal 2017 and a build-up of inventory at our Rising subsidiary for both new and existing products. Accrued expenses and other liabilities decreased $7,689 due primarily to a decline in price concessions for our Rising subsidiary and timing of income tax payments for international tax jurisdictions. Our cash position at June 30, 2015 decreased $8,877 from the amount at June 30, 2014. Operating activities for the year ended June 30, 2015 provided cash of $8,343 for this period, as compared to cash provided of $25,056 for the comparable period. The $8,343 was comprised of $30,878 in net income and $11,385 derived from adjustments for non-cash items less a net $33,920 decrease from changes in operating assets and liabilities.

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

Working Capital Outlook

Working capital was $248,750 at June 30, 2017, compared to $251,150 at June 30, 2016. We continually evaluate possible acquisitions of or investments in businesses that are complementary to our own and such transactions may require the use of cash, as was the case with our December 2016 product acquisition.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. We carried out an evaluation under the supervision and with the participation of management, including our former Chief Executive Officer and our current Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this report. Previously, based on that evaluation, our former Chief Executive Officer and our current Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017. However, due to the material weakness in internal control over financial reporting described below, our current Chief Executive Officer and current Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2017.

Management’s Report on Internal Control over Financial Reporting (Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. In connection with our Original Filing, under the supervision and with the participation of our management, including our former principal executive officer and our current principal financial officer, we assessed, as of June 30, 2017, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management concluded that our internal control over financial reporting as of June 30, 2017, was effective.

As discussed in Note 3 — Business Combinations, to our Consolidated Financial Statements, on December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC and its affiliate Lucid Pharma LLC. Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). The scope of our evaluation did not include specific processes or transactions unique to Rising Health and Acetris Health since Rising Health and Acetris Health had not been integrated into our internal control systems as of June 30, 2017. We are continuing the integration of Rising Health and Acetris Health into our internal control systems and will include their specific processes and transactions in our fiscal year 2018 evaluation of the effectiveness of internal control over financial reporting. Rising Health and Acetris Health’s assets, which were excluded from our internal control evaluation, accounted for 14% of our total assets at June 30, 2017. Rising Health and Acetris Health accounted for 19% of our total net sales for the year ended June 30, 2017.

Subsequent to that evaluation, management determined that there was a material weakness in its internal control over financial reporting as of June 30, 2017. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to June 30, 2017, management identified and recorded an adjustment related to the misapplication of cash in the year ended June 30, 2015. The correction resulted in a $4,007 decrease to trade receivables as of June 30, 2015, 2016 and 2017, a $1,402 increase to other receivables as of June 30, 2015, 2016 and 2017, a $4,007 reduction in net sales for the year ended June 30, 2015 and a $2,605 reduction in net income for the year ended June 30, 2015. The Company determined that the above-mentioned adjustment demonstrated that there was a material weakness in the design and effectiveness of our internal control over financial reporting in that our system of internal control did not generate a report that could be used by management to assure its precision of the review of the aging of trade receivables was adequate. Therefore, our management has concluded that our internal control over financial reporting was not effective as of June 30, 2017.

Management believes that it has remediated the underlying causes of this material weakness. The Company will continue to monitor and test the remediation for a reasonable period to ensure its effectiveness.

The foregoing has been approved by our management, including our current Chief Executive Officer and our current Chief Financial Officer, who have been involved with the reassessment and analysis of our internal control over financial reporting.

BDO USA, LLP, the independent registered public accounting firm that audited the consolidated financial statements included in this Form 10-K, has issued the attestation report below regarding the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In our report dated August 25, 2017, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017. As described in the following paragraph, a material weakness in the Company’s internal control over financial reporting was subsequently identified. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting, and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of June 30, 2017, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding the design and effectiveness of internal control over financial reporting in that the Company’s system of internal control did not generate a report that could be used by management to assure its precision of the review of the aging of trade receivables was adequate was identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2017, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above, the Company did not maintain effective internal control over financial reporting as of June 30, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We do not express an opinion or any other form of assurance on Management's statements referring to any corrective actions taken by the Company after the date of Management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Aceto Corporation and subsidiaries as of June 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 2017 and our report dated August 25, 2017, except for Note 2 which is dated November 9, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Melville, New York
August 25, 2017 (Except as to the effect of the material weakness which is November 9, 2017)

PART IV

Item 15. Exhibits, Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit No.	Description

23*	Consent of BDO USA, LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

ACETO CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	50

Consolidated financial statements:

Consolidated balance sheets as of June 30, 2017 and 2016	51

Consolidated statements of income for the years ended June 30, 2017, 2016 and 2015	52

Consolidated statements of comprehensive income for the years ended June 30, 2017, 2016 and 2015	53

Consolidated statements of cash flows for the years ended June 30, 2017, 2016 and 2015	54

Consolidated statements of shareholders’ equity for the years ended June 30, 2017, 2016 and 2015	55

Notes to consolidated financial statements	56

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

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), Aceto Corporation and subsidiaries’ internal control over financial reporting as of June 30, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated August 25, 2017, except as to the effect of the material weakness described in Management's Annual Report on Internal Control Over Financial Reporting (Revised), which is dated November 9, 2017, expressed an adverse opinion on the Company's internal control over financial reporting because of the material weakness.

/s/ BDO USA, LLP

Melville, New York
August 25, 2017, except for Note 2 which is November 9, 2017

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2017 AND 2016

(in thousands, except per-share amounts)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$55,680	$66,828
Investments	2,046	881
Trade receivables: less allowance for doubtful accounts (2017, $485; 2016, $513)	260,889	163,605
Other receivables	12,066	14,052
Inventory	136,387	98,107
Prepaid expenses and other current assets	3,941	3,339
Deferred income tax asset, net	546	3,244
Total current assets	471,555	350,056

Property and equipment, net	10,428	10,044
Property held for sale	7,152	6,868
Goodwill	236,970	67,871
Intangible assets, net	285,081	79,071
Deferred income tax asset, net	19,453	18,053
Other assets	7,546	6,210

TOTAL ASSETS	$1,038,185	$538,173

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,466	$197
Accounts payable	90,011	46,034
Accrued expenses	118,328	52,675
Total current liabilities	222,805	98,906

Long-term debt	339,200	118,592
Long-term liabilities	61,449	6,344
Environmental remediation liability	2,339	3,352
Deferred income tax liability	7,325	9,142
Total liabilities	633,118	236,336

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at June 30, 2017 and June 30, 2016; 30,094 and 29,595 shares issued and outstanding at June 30, 2017 and 2016, respectively	301	296
Capital in excess of par value	214,198	115,667
Retained earnings	195,680	192,199
Accumulated other comprehensive loss	(5,112)	(6,325)
Total shareholders’ equity	405,067	301,837

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,038,185	$538,173

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

	2017	2016	2015

Net sales	$638,318	$558,524	$542,944
Cost of sales	497,526	415,739	411,517
Gross profit	140,792	142,785	131,427

Selling, general and administrative expenses	102,340	76,820	73,159
Research and development expenses	7,898	7,937	5,942
Operating income	30,554	58,028	52,326

Other (expense) income:
Interest expense	(15,770)	(6,997)	(3,954)
Interest and other income, net	2,577	2,823	1,486
	(13,193)	(4,174)	(2,468)

Income before income taxes	17,361	53,854	49,858
Provision for income taxes	5,985	19,088	18,980
Net income	$11,376	$34,766	$30,878

Basic income per common share	$0.35	$1.19	$1.07

Diluted income per common share	$0.35	$1.18	$1.06

Weighted average shares outstanding:
Basic	32,283	29,110	28,731
Diluted	32,632	29,581	29,247

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	2017	2016	2015

Net income	$11,376	$34,766	$30,878

Other comprehensive income (loss):
Foreign currency translation adjustments	1,780	368	(12,354)

Change in fair value of interest rate swaps	(581)	(149)	99

Reclassification for realized loss on interest rate swap included in interest expense	-	487	-

Defined benefit plans, net of tax of $7, $31 and $100 respectively	14	65	(213)

Total other comprehensive income (loss)	1,213	771	(12,468)

Comprehensive income	$12,589	$35,537	$18,410

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands)

	2017	2016	2015

Operating activities:
Net income	$11,376	$34,766	$30,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,754	12,698	11,849
Amortization of debt issuance costs and debt discount	5,847	3,496	-
Amortization of deferred financing costs	570	-	-
Provision for doubtful accounts	(3)	76	484
Non-cash stock compensation	6,956	6,719	4,537
Deferred income taxes	(504)	(18)	(1,874)
Earnings on equity investment in joint venture	(2,336)	(2,060)	(1,761)
Contingent consideration	-	(1,074)	(3,468)
Amortization of inventory step-up	4,502	-	-
Environmental remediation charge	903	1,313	1,618
Changes in assets and liabilities:
Trade accounts receivable	(17,598)	(6,149)	(40,174)
Other receivables	185	136	(7,046)
Inventory	(2,958)	(2,489)	(229)
Prepaid expenses and other current assets	1,209	(243)	304
Other assets	(157)	(557)	1,254
Accounts payable	(3,097)	(8,937)	8,133
Accrued expenses and other liabilities	14,010	(7,689)	1,816
Distributions from joint venture	1,908	1,843	2,022
Net cash provided by operating activities	44,567	31,831	8,343

Investing activities:
Payment for net assets acquired	(270,000)	-	-
Purchases of investments	(2,035)	(34)	(2,720)
Sales of investments	909	2,517	-
Payments for intangible assets	(3,359)	(11,249)	(1,564)
Purchases of property and equipment, net	(1,893)	(1,128)	(617)
Net cash used in investing activities	(276,378)	(9,894)	(4,901)

Financing activities:
Proceeds from exercise of stock options	551	729	1,273
Excess income tax benefit on stock option exercises and restricted stock	546	1,219	790
Payment of cash dividends	(7,831)	(7,084)	(6,964)
Payment of deferred consideration	-	-	(3,500)
Payment of contingent consideration	-	(1,500)	(4,500)
Proceeds from convertible senior notes	-	143,750	-
Payment for debt issuance costs	-	(5,153)	-
Proceeds from sold warrants	-	13,685	-
Purchase of call option (hedge)	-	(27,174)	-
Termination payment for interest rate swap	-	(420)	-
Borrowings of bank loans	275,000	15,500	19,000
Payment for deferred financing costs	(5,407)	-	-
Repayment of bank loans	(42,697)	(122,697)	(14,344)
Net cash provided by (used in) financing activities	220,162	10,855	(8,245)

Effect of foreign exchange rate changes on cash	501	16	(4,074)

Net (decrease) increase in cash and cash equivalents	(11,148)	32,808	(8,877)
Cash and cash equivalents at beginning of period	66,828	34,020	42,897
Cash and cash equivalents at end of period	$55,680	$66,828	$34,020

See accompanying notes to consolidated financial statements

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2014	28,772	$288	$87,156	$140,768	$5,372	$233,584
Net income	-	-	-	30,878	-	30,878
Other comprehensive income	-	-	-	-	(12,468)	(12,468)
Stock issued pursuant to employee stock incentive plans	5	-	77	-	-	77
Issuance of restricted stock, including dividends and net of forfeitures	224	2	(2)	-	-	-
Dividends declared ($0.24 per share)	-	-	-	(7,043)	-	(7,043)
Share-based compensation	-	-	4,515	-	-	4,515
Exercise of stock options	146	2	1,271	-	-	1,273
Tax benefit from employee stock incentive plans	-	-	790	-	-	790
Balance at June 30, 2015	29,147	$292	$93,807	$164,603	$(7,096)	$251,606

Net income	-	-	-	34,766	-	34,766
Other comprehensive loss	-	-	-	-	771	771
Stock issued pursuant to employee stock incentive plans	7	-	113	-	-	113
Issuance of restricted stock, net of forfeitures	346	3	(3)	-	-	-
Sale of warrants	-	-	13,685	-	-	13,685
Purchase of call option (hedge)	-	-	(27,174)	-	-	(27,174)
Allocation of proceeds from convertible senior notes	-	-	27,241	-	-	27,241
Equity component of debt issuance costs	-	-	(976)	-	-	(976)
Deferred taxes related to convertible senior notes	-	-	330	-	-	330
Dividends declared ($0.24 per share)	-	-	-	(7,170)	-	(7,170)
Share-based compensation	-	-	6,697	-	-	6,697
Exercise of stock options	95	1	728	-	-	729
Tax benefit from employee stock incentive plans	-	-	1,219	-	-	1,219
Balance at June 30, 2016	29,595	$296	$115,667	$192,199	$(6,325)	$301,837

Net income	-	-	-	11,376	-	11,376
Other comprehensive income	-	-	-	-	1,213	1,213
Stock issued pursuant to employee stock incentive plans	5	-	109	-	-	109
Issuance of restricted stock, net of forfeitures	424	4	(4)	-	-	-
Stock to be issued in connection with acquisition of assets of Citron and Lucid	-	-	90,400	-	-	90,400
Dividends declared ($0.26 per share)	-	-	-	(7,895)	-	(7,895)
Share-based compensation	-	-	6,930	-	-	6,930
Exercise of stock options	70	1	550	-	-	551
Tax benefit from employee stock incentive plans	-	-	546	-	-	546
Balance at June 30, 2017	30,094	$301	$214,198	$195,680	$(5,112)	$405,067

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

(2) Summary of Significant Accounting Policies

Basis of Presentation

The Company has identified and recorded an adjustment related to the misapplication of cash in the year ended June 30, 2015. The correction resulted in a $4,007 decrease to trade receivables as of June 30, 2015, 2016 and 2017, a $1,402 increase to other receivables as of June 30, 2015, 2016 and 2017, a $4,007 reduction in net sales for the year ended June 30, 2015 and a $2,605 reduction in net income for the year ended June 30, 2015. The Company has performed a qualitative and quantitative analysis of this misapplication and has determined that it is not material to fiscal year 2015, however, the Company has corrected these amounts in the historical periods presented in these financial statements for the three years ended June 30, 2017.

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

A summary of restricted stock awards including restricted stock units as of June 30, 2017, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	795	$20.73
Granted	501	18.92
Vested	(396)	17.26
Forfeited	(103)	21.33
Non-vested at June 30, 2017	797	$21.24

(11) Interest and Other Income

Interest and other income during fiscal 2017, 2016 and 2015 was comprised of the following:

	2017	2016	2015
Dividends	$277	$222	$233
Interest	264	313	282
Foreign government subsidies received	64	25	22
Joint venture equity earnings	2,336	2,060	1,761
Foreign currency gains (losses)	(298)	56	(1,065)
Deferred compensation plan losses	(257)	(35)	(96)
Rental income	158	154	151
Miscellaneous income	33	28	198
	$2,577	$2,823	$1,486

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and the Company accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of income before the provision for income taxes are as follows:

	2017	2016	2015
Domestic operations	$9,555	$43,906	$44,269
Foreign operations	7,806	9,948	5,589
	$17,361	$53,854	$49,858

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

The components of the provision for income taxes are as follows:

	2017	2016	2015
Federal:
Current	$3,713	$15,129	$16,991
Deferred	(585)	(204)	(1,357)
State and local:
Current	555	755	1,526
Deferred	(110)	173	189
Foreign:
Current	2,221	3,222	2,337
Deferred	191	13	(706)
	$5,985	$19,088	$18,980

Income taxes payable, which is included in accrued expenses, was $64 and $2,119 at June 30, 2017 and 2016, respectively.

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2017 and 2016 are presented below:

	2017	2016
Deferred tax assets:
Accrued deferred compensation	$4,229	$4,122
Accrual for sales deductions not currently deductible	5,796	5,925
Additional inventoried costs for tax purposes	697	389
Allowance for doubtful accounts receivable	106	106
Depreciation and amortization	11,957	7,784
Debt issuance costs	7,611	9,462
Foreign deferred tax assets	983	1,121
Domestic net operating loss carryforwards	81	109
Foreign net operating loss carryforwards	692	685
Total gross deferred tax assets	32,152	29,703
Valuation allowances	(773)	(794)
	31,379	28,909

Deferred tax liabilities:
Foreign deferred tax liabilities	(65)	(27)
Goodwill	(10,244)	(7,586)
Original issue discount – convertible senior notes	(7,260)	(9,115)
Other	(1,136)	(26)
Total gross deferred tax liabilities	(18,705)	(16,754)

Net deferred tax assets	$12,674	$12,155

The following table shows the current and non-current deferred tax assets (liabilities) at June 30, 2017 and 2016:

	2017	2016
Current deferred tax assets, net	$546	$3,244
Non-current deferred tax assets, net	19,453	18,053
Non-current deferred tax liabilities	(7,325)	(9,142)
Net deferred tax assets	$12,674	$12,155

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

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2017, 2016 and 2015 follows:

	2017	2016	2015
Federal statutory tax rate	35.0%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	1.2	1.7	2.4
Decrease (increase) in valuation allowance	0.1	-	0.4
Foreign tax rate differential	(1.8)	(0.4)	(0.9)
Other	-	(0.9)	1.2
Effective tax rate	34.5%	35.4%	38.1%

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

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, The Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. At June 30, 2017, three customers approximated 32%, 20% and 15%, respectively, of net trade accounts receivable. At June 30, 2016, three customers approximated 35%, 19% and 10%, respectively, of net trade accounts receivable.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2017, 2016 AND 2015

(in thousands, except per-share amounts)

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$315,395	$157,445	$165,478	$-	$638,318
Gross profit	78,109	25,474	37,209	-	140,792
Income before income taxes	15,434	9,322	18,829	(26,224)	17,361

2016
Net sales	$228,035	$161,011	$169,478	$-	$558,524
Gross profit	77,880	28,752	36,153	-	142,785
Income before income taxes	36,362	11,856	17,799	(12,163)	53,854

2015
Net sales	$221,256	$149,296	$172,392	$-	$542,944
Gross profit	71,742	26,683	33,002	-	131,427
Income before income taxes	31,145	8,697	14,289	(4,273)	49,858

Net sales and gross profit by source country for the years ended June 30, 2017, 2016 and 2015 were as follows:

	Net Sales			Gross Profit
	2017	2016	2015	2017	2016	2015
United States	$483,678	$400,883	$403,094	$116,792	$117,180	$107,727
Germany	79,105	76,666	69,889	13,609	15,154	14,660
Netherlands	9,949	16,217	14,656	1,231	1,598	1,325
France	35,796	30,177	27,976	4,651	4,043	3,634
Asia-Pacific	29,790	34,581	27,329	4,509	4,810	4,081
Total	$638,318	$558,524	$542,944	$140,792	$142,785	$131,427

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By	/s/ William C. Kennally, III
William C. Kennally, III, President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017

EXHIBIT INDEX

Exhibit Number	Description

23*	Consent of BDO USA, LLP.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

**Furnished herewith.

