Form 10-Q
period 2017-12-31
ACETO CORP
filed 2018-02-02
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐  No ☒

The registrant had 30,762,550 shares of common stock outstanding as of January 30, 2018.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	December 31, 2017	June 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,930	$55,680
Investments	3,054	2,046
Trade receivables, less allowance for doubtful accounts (December 31, 2017, $664; June 30, 2017, $485)	241,971	260,889
Other receivables	15,229	12,066
Inventory	147,751	136,387
Prepaid expenses and other current assets	4,449	3,941
Deferred income tax asset, net	-	546
Total current assets	477,384	471,555

Property and equipment, net	12,738	10,428
Property held for sale	6,250	7,152
Goodwill	237,019	236,970
Intangible assets, net	270,072	285,081
Deferred income tax asset, net	2,983	19,453
Other assets	8,498	7,546

TOTAL ASSETS	$1,014,944	$1,038,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,482	$14,466
Accounts payable	106,735	90,011
Accrued expenses	117,391	118,328
Total current liabilities	238,608	222,805

Long-term debt, net	312,015	339,200
Long-term liabilities	65,661	61,449
Environmental remediation liability	1,637	2,339
Deferred income tax liability	-	7,325
Total liabilities	617,921	633,118

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,760 and 30,094 shares issued and outstanding at December 31, 2017 and June 30, 2017, respectively	308	301
Capital in excess of par value	219,322	214,198
Retained earnings	178,297	195,680
Accumulated other comprehensive loss	(904)	(5,112)
Total shareholders’ equity	397,023	405,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,014,944	$1,038,185

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Six months Ended December 31
	2017	2016

Net sales	$356,484	$253,570
Cost of sales	282,531	191,926
Gross profit	73,953	61,644

Selling, general and administrative expenses	59,212	49,095
Research and development expenses	3,737	2,391
Operating income	11,004	10,158

Other (expense) income:
Interest expense	(10,403)	(4,902)
Interest and other income, net	1,038	590
	(9,365)	(4,312)

Income before income taxes	1,639	5,846
Income tax provision	15,049	2,025
Net (loss) income	$(13,410)	$3,821

Basic (loss) income per common share	$(0.38)	$0.13
Diluted (loss) income per common share	$(0.38)	$0.13

Weighted average shares outstanding:
Basic	35,093	29,831
Diluted	35,093	30,163

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Three months Ended December 31
	2017	2016

Net sales	$171,229	$125,552
Cost of sales	137,259	94,747
Gross profit	33,970	30,805

Selling, general and administrative expenses	28,063	28,071
Research and development expenses	2,122	1,341
Operating income	3,785	1,393

Other (expense) income:
Interest expense	(5,048)	(2,669)
Interest and other income, net	764	342
	(4,284)	(2,327)

Loss before income taxes	(499)	(934)
Income tax provision (benefit)	13,365	(370)
Net loss	$(13,864)	$(564)

Basic loss per common share	$(0.39)	$(0.02)
Diluted loss per common share	$(0.39)	$(0.02)

Weighted average shares outstanding:
Basic	35,210	30,029
Diluted	35,210	30,029

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Six months Ended December 31,		Three months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(13,410)	$3,821	$(13,864)	$(564)

Other comprehensive income (loss):
Foreign currency translation adjustments	3,226	(3,148)	906	(3,708)
Change in fair value of interest rate swaps	982	-	876	-
Comprehensive (loss) income	$(9,202)	$673	$(12,082)	$(4,272)

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months Ended December 31,
	2017	2016
Operating activities:
Net (loss) income	$(13,410)	$3,821
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,547	6,920
Amortization of debt issuance costs and debt discount	3,048	2,884
Amortization of deferred financing costs	552	-
Provision for doubtful accounts	166	(73)
Non-cash stock compensation	4,514	3,718
Deferred income taxes	4,827	632
Environmental charge	902	170
Earnings on equity investment in joint venture	(1,086)	(1,044)
Changes in assets and liabilities:
Trade accounts receivable	19,938	21,400
Other receivables	(3,145)	1,472
Inventory	(9,956)	(8,986)
Prepaid expenses and other current assets	(472)	(488)
Other assets	(953)	182
Accounts payable	16,221	(2,312)
Accrued expenses and other liabilities	9,212	(8,089)

Net cash provided by operating activities	46,905	20,207

Investing activities:
Payment for net assets of business acquired	-	(270,000)
Purchases of investments	(2,683)	(1,037)
Sales of investments	1,694	-
Payments for intangible assets	(692)	(2,872)
Purchases of property and equipment, net	(3,041)	(656)

Net cash used in investing activities	(4,722)	(274,565)

Financing activities:
Payment of cash dividends	(3,929)	(3,961)
Proceeds from exercise of stock options	595	510
Excess tax benefit on stock option exercises and restricted stock	-	569
Borrowings of bank loans	-	265,000
Payment for deferred financing costs	-	(5,407)
Repayment of bank loans	(30,582)	(98)
Net cash (used in) provided by financing activities	(33,916)	256,613

Effect of exchange rate changes on cash	983	(1,075)

Net increase in cash	9,250	1,180
Cash and cash equivalents at beginning of period	55,680	66,828
Cash and cash equivalents at end of period	$64,930	$68,008

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as amended (the “2017 10-K”).

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

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of December 31, 2017, the Company accrued $3,045 related to this contingent consideration.

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

During the six months ended December 31, 2017, the Company granted 424 shares of restricted common stock to its employees that vest over three years and 27 shares of restricted stock to its non-employee directors, which vest over approximately one year. In addition, the Company also issued a target grant of 203 performance-vested restricted stock units, which grant could be as much as 355 units if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and six months ended December 31, 2017, the Company recorded stock-based compensation expense of approximately $1,363 and $4,495, respectively, related to restricted common stock and restricted stock units. Included in the $4,495 for the six months ended December 31, 2017 is $2,017 in stock-based compensation expense associated with the separation of the Company’s former Chief Executive Officer in September 2017. For the three and six months ended December 31, 2016, the Company recorded stock-based compensation expense of approximately $2,048 and $3,707, respectively, related to restricted common stock and restricted stock units. As of December 31, 2017, the total unrecognized stock-based compensation cost is approximately $9,750.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(4) Capital Stock

On February 1, 2018, the Company’s Board of Directors declared a regular quarterly dividend of $0.065 per share which will be paid on March 23, 2018 to shareholders of record as of March 9, 2018.

On December 7, 2017, the Company's Board of Directors declared a regular quarterly dividend of $0.065 per share which was paid on December 28, 2017 to shareholders of record as of December 18, 2017.

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

(5) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six Months Ended December 31,		Three Months Ended December 31,
	2017	2016	2017	2016

Weighted average shares outstanding	35,093	29,831	35,210	30,029
Dilutive effect of stock options and restricted stock awards and units	-	332	-	-

Diluted weighted average shares outstanding	35,093	30,163	35,210	30,029

The effect of approximately 158 and 221 common equivalent shares for the three and six months ended December 31, 2017, respectively, was excluded from the diluted weighted average shares outstanding due to a net loss for the periods. The effect of approximately 342 common equivalent shares for the three months ended December 31, 2016 was excluded from the diluted weighted average shares outstanding due to a net loss for the period. There were 197 and 129 common equivalent shares outstanding for the three and six months ended December 31, 2017, respectively, that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive.

The weighted average shares outstanding for the three and six months ended December 31, 2017 includes the effect of 5,122 shares to be issued beginning on December 21, 2019 in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 2).

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(6) Debt

Long-term debt

	December 31, 2017	June 30, 2017

Convertible Senior Notes, net	$124,724	$121,676
Revolving Bank Loans	67,000	90,000
Term Bank Loans	132,092	139,227
Mortgage	2,681	2,763
	326,497	353,666
Less current portion	14,482	14,466
	$312,015	$339,200

Convertible Senior Notes

In November 2015, Aceto offered $125,000 aggregate principal amount of Convertible Senior Notes due 2020 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, Aceto granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional Notes, which was exercised in November 2015. Therefore, the total offering was $143,750 aggregate principal amount. The Notes are unsecured obligations of Aceto and rank senior in right of payment to any of Aceto’s subordinated indebtedness, equal in right of payment to all of Aceto’s unsecured indebtedness that is not subordinated, effectively junior in right of payment to any of Aceto’s secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior in right of payment to all indebtedness and other liabilities (including trade payables) of Aceto’s subsidiaries. The Notes will be convertible into cash, shares of Aceto common stock or a combination thereof, at Aceto’s election, upon the satisfaction of specified conditions and during certain periods. The Notes will mature in November 2020. The Notes pay 2.0% interest semi-annually in arrears on May 1 and November 1 of each year, which commenced on May 1, 2016. The Notes are convertible into 4,328 shares of common stock, based on an initial conversion price of $33.215 per share.

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

The carrying value of the Notes is as follows:

	December 31, 2017	June 30, 2017

Principal amount	$143,750	$143,750
Unamortized debt discount	(16,625)	(19,255)
Unamortized debt issuance costs	(2,401)	(2,819)
Net carrying value	$124,724	$121,676

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of operations for the three and six months ended December 31:

	Six months Ended December 31, 2017	Three months Ended December 31, 2017

Contractual coupon	$1,418	$709
Amortization of debt discount	2,630	1,326
Amortization of debt issuance costs	418	209
	$4,466	$2,244

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of December 31, 2017, the Company borrowed Revolving Loans aggregating $67,000 which loans are Eurodollar Loans at interest rates ranging from 3.32% to 3.57 % at December 31, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2017, the remaining amount outstanding under the Initial Term Loan is $135,000 and is payable as a Eurodollar Loan at an interest rate of 3.44%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

As such, the Company has classified $15,000 of the Initial Term Loan as short-term in the consolidated balance sheet at December 31, 2017. The A&R Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2017 and June 30, 2017.

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

On December 13, 2017, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”), which amended the A&R Credit Agreement, dated as of December 21, 2016. The Amendment, among other things, contained several amendments to the financial covenants in the A&R Credit Agreement. The A&R Credit Agreement provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at December 31, 2017.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of December 31, 2017 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of December 31, 2017 and June 30, 2017, a liability of $5,749 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the six months ended December 31, 2017, the Company recorded an environmental charge of $902, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the six months ended December 31, 2017. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An estimate of the fair value of the property has been determined by a third party real estate professional and supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2017 and June 30, 2017 is $2,587 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,324 through the remainder of fiscal 2018.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At December 31, 2017, the Company had foreign currency contracts outstanding that had a notional amount of $62,300. Unrealized (losses) gains on hedging activities for the three and six months ended December 31, 2017 was ($34) and $261, respectively. Unrealized (losses) on hedging activities for the three and six months ended December 31, 2016 was ($547) and ($583), respectively, and are included in interest and other income, net, in the consolidated statements of operations. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In conjunction with its existing credit agreement (see Note 6), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of December 31, 2017 is $90,000. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at December 31, 2017, is $401. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

At December 31, 2017, the Company had accrued $3,132 of contingent consideration, $3,045 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 2) and $87 of contingent consideration related to a previously acquired company in France. At June 30, 2017, the Company had accrued $2,952 of contingent consideration, $2,807 of which related to the acquisition of certain products and related assets of Citron and Lucid and $145 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $129,500 at December 31, 2017 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2017 and June 30, 2017:

	Fair Value Measurements at December 31, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$6,848	-	$6,848

Investments:
Time deposits	-	3,054	-	3,054

Foreign currency contracts-assets (1)	-	328	-	328
Foreign currency contracts-liabilities (2)	-	360	-	360
Derivative asset for interest rate swap (3)	-	401	-	401
Contingent consideration (4)	-	-	$3,132	3,132

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017.
(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017.
(4)	$87 included in “Accrued expenses” and $3,045 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2017.

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,781	-	$5,781

Investments:
Time deposits	-	2,046	-	2,046

Foreign currency contracts-assets (5)	-	486	-	486
Foreign currency contracts-liabilities (6)	-	137	-	137
Derivative liability for interest rate swap (7)	-	581	-	581
Contingent consideration (8)	-	-	$2,952	2,952

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(8)	$145 included in “Accrued expenses” and $2,807 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months ended December 31, 2017, the Company recorded an excess tax benefit of $27. For the six months ended December 31, 2017 the Company recorded $1,101 of additional income tax expense associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company has made progress in its evaluation of the amended guidance, including identification of revenue streams. The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. Although the Company is continuing to assess the impact of the amended guidance, Aceto generally anticipates that the timing of recognition of revenue will be substantially unchanged under the amended guidance. The amended guidance will be effective for Aceto in the first quarter of fiscal 2019 and permits adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company anticipates adopting this amended standard on a modified retrospective basis.

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

Six months Ended December 31, 2017 and 2016:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$209,481	$70,205	$76,798	$-	$356,484
Gross profit	47,545	10,221	16,187	-	73,953
Income (loss) before income taxes	7,314	2,808	7,422	(15,905)	1,639

2016
Net sales	$101,870	$77,432	$74,268	$-	$253,570
Gross profit	31,124	12,612	17,908	-	61,644
Income (loss) before income taxes	8,905	4,263	8,565	(15,887)	5,846

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Three months Ended December 31, 2017 and 2016:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2017
Net sales	$103,466	$33,629	$34,134	$-	$171,229
Gross profit	22,898	4,381	6,691	-	33,970
Income (loss) before income taxes	2,288	577	2,477	(5,841)	(499)

2016
Net sales	$53,981	$36,816	$34,755	$-	$125,552
Gross profit	16,919	5,658	8,228	-	30,805
Income (loss) before income taxes	4,933	1,196	3,733	(10,796)	(934)

(11) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed by the U.S. President, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the second quarter ended December 31, 2017. Accordingly, based on currently available information, the Company recorded additional income tax expense of $13,909 in the second quarter of fiscal year 2018. This charge is comprised of $3,156 related to the remeasurement of Aceto’s deferred tax assets arising from a lower U.S. corporate tax rate, $5,842 related to the deemed repatriation of unremitted earnings of foreign subsidiaries and $4,911 related to deferred tax liabilities for local tax authorities as the Company no longer asserts permanent reinvestment of its undistributed non-U.S. subsidiaries' earnings. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period ending no later than December 22, 2018 as provided for in SAB 118. The charge recorded in the second quarter of 2018 represents the Company’s best estimate of the impact of the TCJA. The Company will continue to evaluate the interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the TCJA, which could materially change this estimate in 2018 as new information becomes available.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2017 and related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended December 31, 2017 and 2016, and cash flows for the six-month periods ended December 31, 2017 and 2016 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2017, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 25, 2017, except for Note 2 which is dated November 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
February 2, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as amended (the “2017 10-K”) and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $356,484 for the six months ended December 31, 2017, which represents a 40.6% increase from the $253,570 reported in the comparable prior period. Gross profit for the six months ended December 31, 2017 was $73,953 and our gross margin was 20.7% as compared to gross profit of $61,644 and gross margin of 24.3% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the six months ended December 31, 2017 was $59,212, an increase of $10,117 from what we reported in the prior period. We had a net (loss) of $(13,410), or $(0.38) per diluted share, compared to net income of $3,821, or $0.13 per diluted share, in the prior period. As more fully described in the notes to our condensed consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed by the U.S. President. The TCJA significantly changes the income tax environment for U.S. multinational corporations and as such, the Company recorded additional income tax expense of $13,909 in the second quarter of fiscal year 2018.

Our financial position as of December 31, 2017 remains strong, as we had cash and cash equivalents and short-term investments of $67,984, working capital of $238,776 and shareholders’ equity of $397,023.

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

According to a January 17, 2018 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2017, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 8.5%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of operations, which present the results of our operations for the three and six months ended December 31, 2017 and 2016. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of operations.

Critical Accounting Estimates and Policies

As disclosed in our 2017 10-K, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2017 Compared to Six Months Ended December 31, 2016

	Net Sales by Segment Six months ended December 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$209,481	58.8%	$101,870	40.2%	$107,611	105.6%
Pharmaceutical Ingredients	70,205	19.7	77,432	30.5	(7,227)	(9.3)
Performance Chemicals	76,798	21.5	74,268	29.3	2,530	3.4

Net sales	$356,484	100.0%	$253,570	100.0%	$102,914	40.6%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$47,545	22.7%	$31,124	30.6%	$16,421	52.8%
Pharmaceutical Ingredients	10,221	14.6	12,612	16.3	(2,391)	(19.0)
Performance Chemicals	16,187	21.1	17,908	24.1	(1,721)	(9.6)

Gross profit	$73,953	20.7%	$61,644	24.3%	$12,309	20.0%

Net Sales

Net sales increased $102,914, or 40.6%, to $356,484 for the six months ended December 31, 2017, compared with $253,570 for the prior period. We reported sales increases in our Human Health and Performance Chemicals segments and a decrease in our Pharmaceutical Ingredients segment.

Human Health

Net sales for the Human Health segment increased by $107,611 for the six months ended December 31, 2017, to $209,481, which represents a 105.6% increase over net sales of $101,870 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $113,850 are included in the six months ended December 31, 2017. In addition, there was a rise of $2,964 in sales of nutritional products, sold abroad, primarily by our German subsidiary. These increases in Human Health were offset in part, by a decline in sales of other Rising products due to continued pricing pressure, consolidation of customers and softer than expected contributions from new product launches.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $7,227 or 9.3% to $70,205 when compared to the prior period net sales of $77,432. The decrease in sales for this segment was due primarily to a decline in sales of domestic APIs of $4,119, mainly due to reduced orders of a customer-launched API, timing of sales of three products that are expected to be shipped in the third and fourth quarters of fiscal year 2018, delayed customer launch of an API, competition on another API and the discontinuance of two finish dosage drugs sold by our API business unit. These decreases in domestic APIs were offset in part by customer launches of certain new products. In addition, APIs sold abroad decreased $1,313, specifically in Germany. Sales of intermediates sold abroad have decreased $1,418 from the prior period primarily occurring in Germany, due to a supplier interruption and timing of orders for certain intermediate products that was pushed to the third and fourth quarters of fiscal 2018.

Performance Chemicals

Net sales for the Performance Chemicals segment was $76,798 for the six months ended December 31, 2017, representing an increase of $2,530 or 3.4%, from net sales of $74,268 for the prior period. The Specialty Chemicals business experienced a rise in sales of $8,029 over the prior period. The rise in Specialty Chemicals sales is partly due to an increase in domestic sales of $5,482, primarily from increased sales of agricultural and pigment intermediates as well as surface coatings. In addition, sales of specialty chemical products sold abroad, increased $2,547 over the prior period, predominantly at our subsidiary in Germany. Performance Chemicals sales were impacted by a $5,499 drop in sales of our agricultural protection products, predominantly from a decline in sales of a fungicide used to prevent disease on pecan crops and an herbicide used to treat weeds on rice crops.

Gross Profit

Gross profit increased $12,309 to $73,953 (20.7% of net sales) for the six months ended December 31, 2017, as compared to $61,644 (24.3% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $47,545 for the six months ended December 31, 2017 increased $16,421, or 52.8%, over the prior period. The gross margin of 22.7% was lower than the prior period’s gross margin of 30.6%. The increase in Human Health’s gross profit was partially related to gross profit of $25,321 on sales from the product acquisition, which is included in the six months ended December 31, 2017. This increase was partially offset by the decline of gross profit and gross margin on other Rising products, primarily driven by unfavorable product mix on certain products, increased competition and consolidation of customers.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $10,221 for the six months ended December 31, 2017 decreased $2,391, or 19.0%, over the prior period. The gross margin of 14.6% was lower than the prior period’s gross margin of 16.3%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs sold domestically, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin. In addition, our international subsidiaries experienced an unfavorable product mix on API sales.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $16,187 for the six months ended December 31, 2017, versus $17,908 for the prior year, a decrease of $1,721 or 9.6%. The gross margin at 21.1% for the six months ended December 31, 2017 was lower than the prior year’s gross margin of 24.1%. The decrease in gross profit was due to a $2,248 decline in gross profit for the Agricultural Protection Products business, as a result of the sales volume decline. The drop in gross margin from the prior period is a result of an unfavorable product mix on sales of specialty chemical products sold both domestically and in Germany.

Selling, General and Administrative Expenses

SG&A of $59,212 for the six months ended December 31, 2017 increased $10,117 or 20.6% from $49,095 reported for the prior period. As a percentage of sales, SG&A decreased to 16.6% for the six months ended December 31, 2017 versus 19.4% in the prior period. SG&A for the current period included $10,730 of amortization expense associated with the purchased intangible assets related to the product purchase. We recorded $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation. In addition, SG&A increased due to a $902 environmental charge related to Arsynco. The increase in SG&A is also due in part to approximately $644 of consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement associated with the product purchase agreement, as well as approximately $1,274 of outsourcing fees related to the accounting processes of Rising Health and Acetris Health. SG&A for the prior period included $9,009 of transaction costs related to the product purchase agreement.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $3,737 for the six months ended December 31, 2017 compared to $2,391 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the six months ended December 31, 2017 operating income was $11,004 compared to $10,158 in the prior period, an increase of $846 or 8.3%.

Interest Expense

Interest expense was $10,403 for the six months ended December 31, 2017, an increase of $5,501 or 112.2% from the prior period. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered into on December 21, 2016 to help fund our product acquisition, as well as additional interest associated with the $50,000 unsecured deferred payment related to the product acquisition.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2017 increased to 918.2% compared to 34.6% for the prior period. In accordance with the TCJA, for the six months ended December 31, 2017, we recorded additional income tax expense of $13,909. In addition, we recorded $1,101 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate reflected in the TCJA to benefit our financial results and cash flow in future periods.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

	Net Sales by Segment Three months ended December 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$103,466	60.4%	$53,981	43.0%	$49,485	91.7%
Pharmaceutical Ingredients	33,629	19.6	36,816	29.3	(3,187)	(8.7)
Performance Chemicals	34,134	20.0	34,755	27.7	(621)	(1.8)

Net sales	$171,229	100.0%	$125,552	100.0%	$45,677	36.4%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2017
	2017		2016		Over/(Under) 2016
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$22,898	22.1%	$16,919	31.3%	$5,979	35.3%
Pharmaceutical Ingredients	4,381	13.0	5,658	15.4	(1,277)	(22.6)
Performance Chemicals	6,691	19.6	8,228	23.7	(1,537)	(18.7)

Gross profit	$33,970	19.8%	$30,805	24.5%	$3,165	10.3%

Net Sales

Net sales increased $45,677, or 36.4%, to $171,229 for the three months ended December 31, 2017, compared with $125,552 for the prior period. We reported sales increases in our Human Health segment and decreases in our Performance Chemicals and Pharmaceutical Ingredients segments.

Human Health

Net sales for the Human Health segment increased by $49,485 for the three months ended December 31, 2017, to $103,466, which represents a 91.7% increase over net sales of $53,981 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $58,720 are included in the three months ended December 31, 2017. In addition, there was a rise of $3,280 in sales of nutritional products, sold abroad, primarily by our German subsidiary. These increases in Human Health were offset in part, by a decline in sales of other Rising products due to continued pricing pressure, consolidation of customers and softer than expected contributions from new product launches. We believe these generic industry headwinds will continue in the near term.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $3,187 or 8.7% to $33,629 when compared to the prior period net sales of $36,816. The decrease in sales for this segment was due primarily to a decline in sales of APIs of $2,650 sold both domestically and abroad. The decrease in APIs was mainly due to the timing of sales of certain products that are expected to be shipped in the third and fourth quarters of fiscal year 2018, delayed customer launch of an API and reduced customer demand in our German subsidiary.

Performance Chemicals

Net sales for the Performance Chemicals segment was $34,134 for the three months ended December 31, 2017, representing a decrease of $621 or 1.8%, from net sales of $34,755 for the prior period. Performance Chemicals sales were impacted by a $4,399 drop in sales of our agricultural protection products, predominantly from a decline in sales of a fungicide used to prevent disease on pecan crops and an herbicide used to treat weeds on rice crops. This decrease was partially offset by a rise in sales of $3,778 over the prior period in the Specialty Chemicals business. The rise in Specialty Chemicals sales is predominantly due to an increase in domestic sales of $3,824, primarily from increased sales of agricultural, dye and pigment intermediates of $996 and increased sales of surface coatings of $1,404. Several other specialty chemical products experienced growth in sales from the the prior period.

Gross Profit

Gross profit increased $3,165 to $33,970 (19.8% of net sales) for the three months ended December 31, 2017, as compared to $30,805 (24.5% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $22,898 for the three months ended December 31, 2017 increased $5,979, or 35.3%, over the prior period. The gross margin of 22.1% was lower than the prior period’s gross margin of 31.3%, but consistent with quarters subsequent to the product acquisition. The increase in Human Health’s gross profit was partially related to gross profit of $13,989 on sales from the product acquisition, which is included in the three months ended December 31, 2017. This increase was partially offset by the decline of gross profit and gross margin on other Rising products, primarily driven by unfavorable product mix on certain products, increased competition and consolidation of customers.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $4,381 for the three months ended December 31, 2017 decreased $1,277, or 22.6%, over the prior period. The gross margin of 13.0% was lower than the prior period’s gross margin of 15.4%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs. In addition, our international subsidiaries experienced an unfavorable product mix on API sales.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $6,691 for the three months ended December 31, 2017, versus $8,228 for the prior year, a decrease of $1,537 or 18.7%. The gross margin at 19.6% for the three months ended December 31, 2017 was lower than the prior year’s gross margin of 23.7%. The decrease in gross profit was due to a $1,820 decline in gross profit for the Agricultural Protection Products business, as a result of the sales volume decline. The drop in gross margin from the prior period is a result of an unfavorable product mix on sales of specialty chemical products sold both domestically and in Germany.

Selling, General and Administrative Expenses

SG&A of $28,063 for the three months ended December 31, 2017 decreased $8 or .03% from $28,071 reported for the prior period. As a percentage of sales, SG&A decreased to 16.4% for the three months ended December 31, 2017 versus 22.4% in the prior period. SG&A for the current period included $5,352 of amortization expense associated with the purchased intangible assets related to the product purchase compared to $603 included in the prior period. SG&A for the current period also included approximately $319 of consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement associated with the product purchase agreement, as well as approximately $594 of outsourcing fees related to the accounting processes of Rising Health and Acetris Health. In addition, payroll and related fringe benefits increased $969 over the prior period due primarily to annual merit increases as well as additional hiring of certain key management personnel. SG&A for the prior period included $7,200 of transaction costs related to the product purchase agreement.

Research and Development Expenses

R&D expenses increased to $2,122 for the three months ended December 31, 2017 compared to $1,341 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended December 31, 2017 operating income was $3,785 compared to $1,393 in the prior period, an increase of $2,392 or 171.7%.

Interest Expense

Interest expense was $5,048 for the three months ended December 31, 2017, an increase of $2,379 or 89.1% from the prior period. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered into on December 21, 2016 to help fund our product acquisition, as well as additional interest associated with the $50,000 unsecured deferred payment related to the product acquisition.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2017 increased to 2678.4% compared to a 39.6% tax benefit for the prior period. For the three months ended December 31, 2017, we recorded $13,909 of additional income tax expense associated with the TCJA. We expect the substantially lower corporate tax rate to benefit our financial results and cash flow in future periods.

Liquidity and Capital Resources

Cash Flows

At December 31, 2017, we had $64,930 in cash, of which $44,296 was outside the United States, $3,054 in short-term investments, all of which is held outside the United States, and $326,497 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $238,776 at December 31, 2017 compared to $248,750 at June 30, 2017. The $44,296 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European and Chinese operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the TCJA, we recorded $4,911 of additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at December 31,2017 increased $9,250 from the amount at June 30, 2017. Operating activities for the six months ended December 31, 2017 provided cash of $46,905 for this period, as compared to cash provided of $20,207 for the comparable prior period. The $46,905 resulted from $13,410 in net loss and $29,470 derived from adjustments for non-cash items and a net $30,845 increase from changes in operating assets and liabilities. The non-cash items included $16,547 in depreciation and amortization expense, $4,827 for deferred income taxes, a $902 environmental charge, $3,048 for amortization of debt issuance costs and debt discount and $4,514 in non-cash stock compensation expense. Trade accounts receivable decreased $19,938 during the six months ended December 31, 2017, due predominantly to a decrease in days sales outstanding, particularly at our Rising subsidiary. Inventories increased by $9,956 and accounts payable increased by $16,221 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary for the anticipated sale of three products expected to be shipped in the third and fourth quarters of fiscal 2018 as well as timing of payments processed at the end of the quarter. Inventories also increased as a result of a build-up of Specialty Chemicals inventory. Other receivables increased $3,145 due primarily to an increase in value added taxes receivables for our German subsidiaries, as well as income taxes due to the Company. Accrued expenses and other liabilities increased $9,212 due primarily to a rise in price concessions for our Rising business as well as the timing of income tax payments, particularly as it relates to the TCJA. Our cash position at December 31, 2016 increased $1,180 from the amount at June 30, 2016. Operating activities for the six months ended December 31, 2016 provided cash of $20,207 for this period. The $20,207 resulted from $3,821 in net income and $13,207 derived from net adjustments for non-cash items plus a net $3,179 increase from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2017 used cash of $4,722 primarily from purchases of property and equipment and intangible assets of $3,733 and purchases of investments in time deposits of $2,683, partially offset by sales of investments in time deposits of $1,694. Investing activities for the six months ended December 31, 2016 used cash of $274,565 primarily from $270,000 of payments for the product acquisition and purchases of intangible assets and property and equipment of $3,528 and purchases of investments in time deposits of $1,037.

Financing activities for the six months ended December 31, 2017 used cash of $33,916, primarily from $30,582 of repayments of bank loans and $3,929 in payment of cash dividends. Financing activities for the six months ended December 31, 2016 provided cash of $256,613, primarily from bank borrowings of $265,000. Financing activities included $3,961 in payment of cash dividends and $5,407 for payment of deferred financing costs offset in part by $510 of proceeds received from stock option exercises and $569 of excess income tax benefits on stock option exercises and restricted stock vestings.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At December 31, 2017, the Company had available lines of credit with foreign financial institutions totaling $7,708, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of December 31, 2017, the Company borrowed Revolving Loans aggregating $67,000 which loans are Eurodollar Loans at interest rates ranging from 3.32% to 3.57 % at December 31, 2017. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2017, the remaining amount outstanding under the Initial Term Loan is $135,000 and is payable as a Eurodollar Loan at an interest rate of 3.44%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The A&R Credit Agreement, similar to Aceto’s First Amended Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2017 and June 30, 2017.

On December 13, 2017, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “Amendment”), which amended the A&R Credit Agreement, dated as of December 21, 2016. The Amendment, among other things, contained several amendments to the financial covenants in the A&R Credit Agreement. The A&R Credit Agreement provides for a security interest in substantially all of the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments. The Company was in compliance with all covenants at December 31, 2017.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of December 31, 2017 is $90,000.

Working Capital Outlook

Working capital was $238,776 at December 31, 2017 versus $248,750 at June 30, 2017. We continually evaluate possible acquisitions of, or investments in, businesses that are complementary to our own, and such transactions may require the use of cash, as is the case with our recent product acquisition.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of December 31, 2017, the Company accrued $3,045 related to this contingent consideration.

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

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore, the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, have been or will be used for general corporate purposes, which may include funding research, development and product manufacturing, acquisitions or investments in businesses, products or technologies that are complementary to Aceto’s own, increasing working capital and funding capital expenditures.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,324 over the next twelve months.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $4,112 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Condensed Consolidated Balance Sheet as of December 31, 2017.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months ended December 31, 2017, the Company recorded an excess tax benefit of $27. For the six months ended December 31, 2017 the Company recorded $1,101 of additional income tax expense associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The Company has made progress in its evaluation of the amended guidance, including identification of revenue streams. The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. Although the Company is continuing to assess the impact of the amended guidance, Aceto generally anticipates that the timing of recognition of revenue will be substantially unchanged under the amended guidance. The amended guidance will be effective for Aceto in the first quarter of fiscal 2019 and permits adoption under either the full retrospective approach (recognize effects of the amended guidance in each prior reporting period presented) or the modified retrospective approach (recognize the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application). The Company anticipates adopting this amended standard on a modified retrospective basis.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $3,054 at December 31, 2017 and $2,046 at June 30, 2017. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2017, we had foreign currency contracts outstanding that had a notional amount of $62,300. At June 30, 2017 our outstanding foreign currency contracts had a notional amount of $62,187. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2017 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. On December 31, 2017, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of December 31, 2017, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $8,886. On June 30, 2017 such potential loss amounted to $8,869. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of December 31, 2017 is $90,000. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at December 31, 2017, is $401.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2017 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our 2017 10-K, we are subject to various environmental proceedings for which there were no material changes during the six months ended December 31, 2017.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our 2017 10-K which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our 2017 10-K are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

10.1	Employment Letter Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2017).

10.2	Change in Control Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated October 17, 2017).

10.3	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2017 by and among the Company, certain other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2017).

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	February 2, 2018	BY	/s/ William C. Kennally, III
William C. Kennally, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 2, 2018	BY	/s/ Douglas Roth
Douglas Roth, Chief Financial Officer
(Principal Financial Officer)

