Form 10-Q
period 2018-03-31
ACETO CORP
filed 2018-05-07
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐ No ☒

The registrant had 30,788,044 shares of common stock outstanding as of May 1, 2018.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	March 31, 2018	June 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,032	$55,680
Investments	3,059	2,046
Trade receivables, less allowance for doubtful accounts (March 31, 2018, $805; June 30, 2017, $485)	260,168	260,889
Other receivables	15,771	12,066
Inventory	141,669	136,387
Prepaid expenses and other current assets	4,942	3,941
Deferred income tax asset, net	-	546
Total current assets	487,641	471,555

Property and equipment, net	14,002	10,428
Property held for sale	6,250	7,152
Goodwill	1,939	236,970
Intangible assets, net	241,513	285,081
Deferred income tax asset, net	70,089	19,453
Other assets	9,846	7,546

TOTAL ASSETS	$831,280	$1,038,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$190,723	$14,466
Accounts payable	125,083	90,011
Accrued expenses	119,389	118,328
Total current liabilities	435,195	222,805

Long-term debt, net	128,697	339,200
Long-term liabilities	63,623	61,449
Environmental remediation liability	383	2,339
Deferred income tax liability	-	7,325
Total liabilities	627,898	633,118

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,839 and 30,094 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	308	301
Capital in excess of par value	221,253	214,198
Retained (deficit) earnings	(20,354)	195,680
Accumulated other comprehensive income (loss)	2,175	(5,112)
Total shareholders’ equity	203,382	405,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$831,280	$1,038,185

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Nine months Ended March 31,
	2018	2017

Net sales	$542,482	$443,698
Cost of sales	440,833	339,735
Gross profit	101,649	103,963

Selling, general and administrative expenses	87,241	75,614
Impairment charges	256,266	-
Research and development expenses	6,208	4,998
Operating (loss) income	(248,066)	23,351

Other (expense) income:
Interest expense	(15,443)	(10,223)
Interest and other income, net	2,111	1,230
	(13,332)	(8,993)

(Loss) income before income taxes	(261,398)	14,358
Income tax (benefit) provision	(51,353)	4,949
Net (loss) income	$(210,045)	$9,409

Basic (loss) income per common share	$(5.97)	$0.30
Diluted (loss) income per common share	$(5.97)	$0.30

Weighted average shares outstanding:
Basic	35,162	31,453
Diluted	35,162	31,792

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Three months Ended March 31,
	2018	2017

Net sales	$185,998	$190,128
Cost of sales	158,302	147,809
Gross profit	27,696	42,319

Selling, general and administrative expenses	28,029	26,519
Impairment charges	256,266	-
Research and development expenses	2,471	2,607
Operating (loss) income	(259,070)	13,193

Other (expense) income:
Interest expense	(5,040)	(5,321)
Interest and other income, net	1,073	640
	(3,967)	(4,681)

(Loss) income before income taxes	(263,037)	8,512
Income tax (benefit) provision	(66,402)	2,924
Net (loss) income	$(196,635)	$5,588

Basic (loss) income per common share	$(5.57)	$0.16
Diluted (loss) income per common share	$(5.57)	$0.16

Weighted average shares outstanding:
Basic	35,304	34,769
Diluted	35,304	35,121

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Nine months Ended March 31,		Three months Ended March 31,
	2018	2017	2018	2017

Net (loss) income	$(210,045)	$9,409	$(196,635)	$5,588

Other comprehensive (loss) income:
Foreign currency translation adjustments	5,167	(2,201)	1,941	947
Change in fair value of interest rate swaps	2,120	(249)	1,138	(249)
Comprehensive (loss) income	$(202,758)	$6,959	$(193,556)	$6,286

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months Ended March 31,
	2018	2017
Operating activities:
Net (loss) income	$(210,045)	$9,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,608	15,301
Amortization of debt issuance costs and debt discount	4,603	4,355
Amortization of deferred financing costs	833	300
Provision for doubtful accounts	305	(18)
Non-cash stock compensation	6,442	5,239
Deferred income taxes	(80,207)	627
Environmental charge	902	903
Earnings on equity investment in joint venture	(1,990)	(1,558)
Contingent consideration	(2,505)	-
Impairment charges	256,266	-
Changes in assets and liabilities:
Trade accounts receivable	2,573	(14,839)
Other receivables	(3,662)	1,664
Inventory	(3,102)	(3,778)
Prepaid expenses and other current assets	(927)	(424)
Other assets	(2,202)	215
Accounts payable	34,224	18,857
Accrued expenses and other liabilities	30,299	(4,702)
Net cash provided by operating activities	56,415	31,551

Investing activities:
Payment for net assets of business acquired	-	(270,000)
Purchases of investments	(2,880)	(1,824)
Sales of investments	1,867	775
Payments for intangible assets	(779)	(3,077)
Purchases of property and equipment, net	(4,677)	(1,386)
Net cash used in investing activities	(6,469)	(275,512)

Financing activities:
Payment of cash dividends	(5,924)	(5,944)
Proceeds from exercise of stock options	595	550
Excess tax benefit on stock option exercises and restricted stock	-	551
Borrowings of bank loans	-	265,000
Payment for deferred financing costs	-	(5,407)
Repayment of bank loans	(39,398)	(16,898)
Net cash (used in) provided by financing activities	(44,727)	237,852

Effect of exchange rate changes on cash	1,133	(757)

Net increase (decrease) in cash	6,352	(6,866)
Cash and cash equivalents at beginning of period	55,680	66,828
Cash and cash equivalents at end of period	$62,032	$59,962

Non-Cash Item

In connection with the acquisition of certain products and related assets of entities referred to herein as Citron and Lucid, approximately 5,122 shares of Aceto common stock with a fair value of $90,400, to be issued beginning on December 21, 2019, is a non-cash item and is excluded from the Condensed Consolidated Statement of Cash Flows during the nine months ended March 31, 2017.

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

(2) Business Combinations

On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government, nearly all of which had 5-year terms.

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

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. In the third quarter of fiscal 2018, the Company reversed $2,505 of contingent consideration due to management’s evaluation and assessment of the financial performance of these products. As of March 31, 2018, the Company accrued $663 related to this contingent consideration.

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

During the nine months ended March 31, 2018, the Company granted 490 shares of restricted common stock to its employees that vest over three years and 27 shares of restricted stock to its non-employee directors, which vest over approximately one year. In addition, the Company also issued a target grant of 203 performance-vested restricted stock units, which grant could be as much as 355 units if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the three and nine months ended March 31, 2018, the Company recorded stock-based compensation expense of approximately $1,931 and $6,426, respectively, related to restricted common stock and restricted stock units. Included in the $6,426 for the nine months ended March 31, 2018 is $431 in stock-based compensation expense associated with the retirement of a Chief Financial Officer in March 2018 and $2,017 in stock-based compensation expense associated with the separation of the Company’s former Chief Executive Officer in September 2017. For the three and nine months ended March 31, 2017, the Company recorded stock-based compensation expense of approximately $1,506 and $5,213, respectively, related to restricted common stock and restricted stock units. As of March 31, 2018, the total unrecognized stock-based compensation cost is approximately $7,864.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(4) Capital Stock

On May 3, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.01 per share which will be paid on June 22, 2018 to shareholders of record as of June 8, 2018.

On February 1, 2018, the Company’s Board of Directors declared a regular quarterly dividend of $0.065 per share which was paid on March 23, 2018 to shareholders of record as of March 9, 2018.

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

(5) Net (Loss) Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2018	2017	2018	2017

Weighted average shares outstanding	35,162	31,453	35,304	34,769
Dilutive effect of stock options and restricted stock awards and units	-	339	-	352

Diluted weighted average shares outstanding	35,162	31,792	35,304	35,121

The effect of approximately 100 and 181 common equivalent shares for the three and nine months ended March 31, 2018, respectively, was excluded from the diluted weighted average shares outstanding due to a net loss for the periods. There were 170 and 143 common equivalent shares outstanding for the three and nine months ended March 31, 2018, respectively, that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive.

The weighted average shares outstanding for the three and nine months ended March 31, 2018 includes the effect of 5,122 shares to be issued beginning on December 21, 2019 in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 2).

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(6) Debt

Long-term debt

	March 31, 2018	June 30, 2017

Convertible Senior Notes, net	$126,279	$121,676
Revolving Bank Loans	62,000	90,000
Term Bank Loans	128,526	139,227
Mortgage	2,615	2,763
	319,420	353,666
Less current portion	190,723	14,466
	$128,697	$339,200

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

The carrying value of the Notes is as follows:

	March 31, 2018	June 30, 2017

Principal amount	$143,750	$143,750
Unamortized debt discount	(15,278)	(19,255)
Unamortized debt issuance costs	(2,193)	(2,819)
Net carrying value	$126,279	$121,676

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of operations for the three and nine months ended March 31:

	Nine Months Ended March 31, 2018	Three Months Ended March 31, 2018

Contractual coupon	$2,127	$709
Amortization of debt discount	3,977	1,347
Amortization of debt issuance costs	626	208
	$6,730	$2,264

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of March 31, 2018, the Company borrowed Revolving Loans (as defined under the A&R Credit Agreement) aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 3.57% to 3.63% at March 31, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of March 31, 2018, the remaining amount outstanding under the Initial Term Loan was $131,250 and was payable as a Eurodollar Loan at an interest rate of 4.05%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

The Initial Term Loan is payable as to principal in nineteen consecutive, equal quarterly installments of $3,750, which commenced on March 31, 2017 and will continue each March 31, June 30, September 30 and December 31 thereafter. To the extent not previously paid, the final payment on the Term Loan Maturity Date (as defined in the A&R Credit Agreement) shall be in an amount equal to the then outstanding unpaid principal amount of the Initial Term Loan.

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at March 31, 2018 and June 30, 2017.

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

The A&R Credit Agreement provides for a security interest in substantially all the personal property of the Company and certain of its subsidiaries. The A&R Credit Agreement contains several financial covenants including, among other things, maintaining a minimum level of debt service and certain leverage ratios. Under the A&R Credit Agreement, the Company and its subsidiaries are also subject to certain restrictive covenants, including, among other things, covenants governing liens, limitations on indebtedness, limitations on guarantees, limitations on sales of assets and sales of receivables, and limitations on loans and investments.

On December 13, 2017, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “2017 Amendment”), which amended the A&R Credit Agreement. The 2017 Amendment, among other things, contained several amendments to the financial covenants in the A&R Credit Agreement.

As of March 31, 2018, the Company was in compliance with all of its financial covenants except for the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “2018 Amendment”). The 2018 Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) reducing the available revolving commitment thereunder to $100,000, and (b) during the period commencing on the closing of the 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018 (the “Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018, then the Limitation Period shall continue indefinitely): (i) fixing the applicable margin with respect to all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is 1.50% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 2.50% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (ii) fixing the commitment fee on the undrawn revolving commitments under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is 0.40% per annum, (iii) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (iv) restricting the amount of dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and, during the Limitation Period, restricting the Company from making any other dividends or distributions to its shareholders thereafter and (v) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In accordance with GAAP, we have classified the indebtedness outstanding under the Company’s credit facility as a current liability as of March 31, 2018. This differs from the customary treatment heretofore applicable to indebtedness outstanding under the Company’s credit facility, in which only the portion of such indebtedness payable within one year from the balance sheet date has been recorded as a current liability.  The waiver that the Company has received from its lenders under the credit facility applies solely to the non-compliance with certain financial covenants as of March 31, 2018 and thus does not waive non-compliance with any financial covenants as of June 30, 2018. It is probable that the Company will not comply with certain financial covenants as of June 30, 2018 in the absence of a material change in the Company’s operating results.  That probability is the factor that has caused the Company to reclassify its indebtedness. The Company believes it will work cooperatively with its lenders over the next 120 days and anticipates that the financial covenants for the June 30, 2018 reporting date will be amended.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% per annum as of March 31, 2018 and matures on June 30, 2021.

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $21,500 and $23,300. Remediation commenced in fiscal 2010, and as of March 31, 2018 and June 30, 2017, a liability of $4,495 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the nine months ended March 31, 2018, the Company recorded an environmental charge of $902, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations for the nine months ended March 31, 2018. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. An estimate of the fair value of the property has been determined by a third party real estate professional and supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of March 31, 2018 and June 30, 2017 is $2,023 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $2,299 through the remainder of fiscal 2018.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Company has been notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary in a product purchase agreement with Lucid are not in compliance with the federal Trade Agreement Act (“TAA”) country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid (the “TAA Notification”). The 11 finished dosage form products purchased by the U.S. government are manufactured by Aurolife Pharma LLC which is located in Dayton, New Jersey using APIs sourced from India. In conjunction with this finding, the U.S. Department of Veterans Affairs (“VA”) requested that Aceto supply new TAA-compliant sources for the referenced products by March 9, 2018 and supply new TAA-compliant drugs to the government purchasers under the contracts by March 26, 2018. The Company was not able to meet these deadlines and thereafter Acetris and the government entered into agreements that provided for a no-cost termination of each of the 11 supply contracts.

Under current longstanding law, the government, under the Buy America Act, is permitted to buy domestic end products, including commercial off-the-shelf (“COTS”) products like generic drugs that are manufactured in the U.S. even if their components are not all manufactured in the US. The Company believes that the government was and is permitted to buy Acetris’ products, because they are COTS items manufactured in the U.S. As a result, the Company has disputed the determination that the 11 products sold pursuant to novated contracts with the VA originate in India rather than the United States and [has appealed] the decision that it is not currently compliant with contract sourcing requirements. To further pursue remedies, Aceto has asserted an indemnification claim against the sellers under the product purchase agreement dated December 21, 2016. In addition, the U.S. Defense Logistics Agency, by letter dated April 25, 2018 to Acetris, requested that Acetris seek a ruling from U.S. Customs and Border Protection that seven products specified therein, each of which have APIs sourced from India, are TAA compliant.

In March 2018, Sigmapharm Laboratories, LLC (“SigmaPharm”) commenced an action against Rising and the Company in the United States District Court for the Eastern District of Pennsylvania.  The complaint arises out of an agreement, effective as of June 22, 2006 (the “SigmaPharm Agreement”), pursuant to which SigmaPharm agreed to supply certain generic pharmaceutical products (the “Products”) to Rising, and Rising in turn agreed to market and distribute the Products in the United States and pay SigmaPharm a share of the profits pursuant to a formula specified in the Agreement.  The complaint alleges that Rising and Aceto breached the Agreement by failing to pay or timely make payments due under the Agreement and to disclose certain information to SigmaPharm.  The complaint seeks, among other relief, a declaration that the Agreement has been terminated and that SigmaPharm has exclusive marketing and distribution rights to the Products; injunctive relief; and an unspecified amount of damages.  The Company intends to vigorously defend the action and assert counterclaims against SigmaPharm in the course of this litigation.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At March 31, 2018, the Company had foreign currency contracts outstanding that had a notional amount of $62,350. Unrealized (losses) gains on hedging activities for the three and nine months ended March 31, 2018 was ($34) and $227, respectively. Unrealized gains (losses) on hedging activities for the three and nine months ended March 31, 2017 was $353 and ($230), respectively, and are included in interest and other income, net, in the consolidated statements of operations. The contracts have varying maturities of less than one year.

In conjunction with its existing credit agreement (see Note 6), the Company entered an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of March 31, 2018 is $87,500. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2018, is $1,539. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

At March 31, 2018, the Company had accrued $752 of contingent consideration, $663 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 2) and $89 of contingent consideration related to a previously acquired company in France. At June 30, 2017, the Company had accrued $2,952 of contingent consideration, $2,807 of which related to the acquisition of certain products and related assets of Citron and Lucid and $145 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals reporting unit (which is part of the Human Health segment) had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, as noted above, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary (part of the Rising reporting unit which is part of the Human Health segment) in a product purchase agreement with an entity formerly known as Lucid Pharma LLC are not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on these indicators, the Company determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for its Rising reporting unit. The Company elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangibles- Goodwill and Other (Topic 350), during the third quarter of fiscal 2018 which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge is recognized if the carrying amount of a reporting unit is greater than its fair value. The fair value of the Rising reporting unit was estimated using many assumptions and estimates and a market participant approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Accordingly, with respect to the third quarter of fiscal 2018, the Company recognized a pre-tax non-cash goodwill impairment charge of $235,110 related to the Rising reporting unit.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are Level 3 inputs.  As noted above, during the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals subsidiary had a decline in actual and forecasted revenue and earnings and therefore the Company performed an impairment test on the related intangibles. The projected undiscounted cash flows for certain intangibles were determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $5,745 in the third quarter of fiscal 2018. Additionally, as noted above, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary in a product purchase agreement with an entity formerly known as Lucid Pharma LLC are not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on this, the Company performed an impairment test on the related intangible asset and recognized an impairment charge of $15,411 on the customer relationships intangible asset in the third quarter of fiscal 2018.

The total impairment charges for goodwill and intangibles recorded in the third quarter of fiscal 2018 was $256,266, all of which related to the Rising reporting unit which is part of the Human Health segment.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $126,600 at March 31, 2018 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at March 31, 2018 and June 30, 2017:

	Fair Value Measurements at March 31, 2018 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$2,746	-	$2,746

Investments:
Time deposits	-	3,059	-	3,059

Foreign currency contracts-assets (1)	-	285	-	285
Foreign currency contracts-liabilities (2)	-	318	-	318
Derivative asset for interest rate swap (3)	-	1,539	-	1,539
Contingent consideration (4)	-	-	$752	752

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018.
(3)	Included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018.
(4)	$89 included in “Accrued expenses” and $663 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2018.

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$5,781	-	$5,781

Investments:
Time deposits	-	2,046	-	2,046

Foreign currency contracts-assets (5)	-	486	-	486
Foreign currency contracts-liabilities (6)	-	137	-	137
Derivative liability for interest rate swap (7)	-	581	-	581
Contingent consideration (8)	-	-	$2,952	2,952

(5)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(6)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(7)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.
(8)	$145 included in “Accrued expenses” and $2,807 included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2017.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(9) Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-02.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in ASU 2017-12 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12.

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

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months and nine months ended March 31, 2018, the Company recorded additional tax expense of $420 and $1,521, respectively, associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the condensed consolidated financial statements of the Company.

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

Nine months Ended March 31, 2018 and 2017:

	Human Health		Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$301,407		$113,406	$127,669	$-	$542,482
Gross profit	57,080		17,259	27,310	-	101,649
(Loss) income before income taxes	(258,172	)*	5,795	14,121	(23,142)	(261,398)

2017
Net sales	$201,686		$121,253	$120,759	$-	$443,698
Gross profit	56,424		19,867	27,672	-	103,963
Income (loss) before income taxes	13,912		7,299	13,599	(20,452)	14,358

* Includes goodwill impairment charge of $235,110. See Note 8 Fair Value Measurements for details.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Three months Ended March 31, 2018 and 2017:

	Human Health		Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$91,926		$43,201	$50,871	$-	$185,998
Gross profit	9,535		7,038	11,123	-	27,696
(Loss) income before income taxes	(265,486	)*	2,987	6,699	(7,237)	(263,037)

2017
Net sales	$99,816		$43,821	$46,491	$-	$190,128
Gross profit	25,300		7,255	9,764	-	42,319
Income (loss) before income taxes	5,007		3,036	5,034	(4,565)	8,512

* Includes goodwill impairment charge of $235,110. See Note 8 Fair Value Measurements for details.

(11) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed by the U.S. President, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the fiscal year ended June 30, 2018. Accordingly, based on currently available information, the Company recorded additional income tax expense of $12,720 for the nine months ended March 31, 2018. This charge is comprised of $3,342 related to the remeasurement of Aceto’s deferred tax assets arising from a lower U.S. corporate tax rate, $7,012 related to the deemed repatriation of unremitted earnings of foreign subsidiaries and $2,366 related to deferred tax liabilities for local tax authorities as the Company no longer asserts permanent reinvestment of its undistributed non-U.S. subsidiaries' earnings. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period ending no later than December 22, 2018 as provided for in SAB 118. The charge recorded in the nine months ended March 31, 2018 represents the Company’s best estimate of the impact of the TCJA. The Company will continue to evaluate the interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the TCJA, which could materially change this estimate in 2018 as new information becomes available.

(12) Subsequent Events

On April 18, 2018, the Company issued a press release announcing, among other things, that (i) it was negotiating with its bank lenders a waiver of its credit agreement with respect to its total net leverage and debt service coverage financial covenants in the fiscal third quarter, (ii) the financial guidance issued on February 1, 2018 should no longer be relied upon, (iii) the Company anticipated recording substantial non-cash intangible asset impairment charges as described herein and (iv) the resignation of Edward Borkowski as its chief financial officer. Subsequently, the market price of the Company’s common stock declined significantly and several law firms publicly announced that they were investigating alleged violations of law associated with the matters described in the Company’s press release. Thereafter, Aceto and certain related individuals have been named as defendants in civil lawsuits that allege, among other things, that Aceto made false and misleading statements to investors in public filings that preceded the April 18, 2018 press release. The Company is currently preparing its responses to these legal proceedings.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In connection with the Department of Justice’s ongoing investigation into marketing and pricing practices throughout the generic pharmaceutical industry, the Company has received a subpoena from the Antitrust Division of the U.S. Department of Justice (the “DOJ”). The Company is one of many operating companies in the generic pharmaceutical industry to receive a subpoena from the DOJ relating to its years-long investigation into the industry. The Company is currently preparing its response to the subpoena.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of March 31, 2018 and related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended March 31, 2018 and 2017, and cash flows for the nine-month periods ended March 31, 2018 and 2017 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended March 31, 2018. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2017, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 25, 2017, except for Note 2 which is dated November 9, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ BDO USA, LLP

Melville, New York
May 7, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as amended (the “2017 10-K”) and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $542,482 for the nine months ended March 31, 2018, which represents a 22.3% increase from the $443,698 reported in the comparable prior period. Gross profit for the nine months ended March 31, 2018 was $101,649 and our gross margin was 18.7% as compared to gross profit of $103,963 and gross margin of 23.4% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the nine months ended March 31, 2018 was $87,241, an increase of $11,627 from what we reported in the prior period. On April 18, 2018, the Company issued a press release announcing that we intended to record substantial impairment charges, including goodwill, due to the persistent adverse conditions in the generics market. As set forth in Note 8 to the Company’s Condensed Consolidated Financial Statements, we recorded impairment charges of $256,266 during the three months ended March 31, 2018. We had a net loss of $210,045 or $5.97 per diluted share, for the nine months ended March 31, 2018, compared to net income of $9,409, or $0.30 per diluted share, in the prior period.

The Company is incurring substantial expenses to address the issues that led to the impairment charges taken as of March 31, 2018. As announced by the Company in its April 18, 2019 press release, the Company will pay a flat monthly fee of $250 for the services of its interim chief financial officer, Rebecca Roof. The Company has also retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing.

Included in the Company’s press release issued April 18, 2018, is the announcement that the Board of Directors has initiated a process to identify and evaluate a range of strategic alternatives. Strategic alternatives to be considered may include the sale of a key business segment(s), a merger or other business combination with another party, continuing as a standalone entity or other potential alternatives. The Company has retained a financial advisor to assist with the evaluation of these strategic alternatives. There can be no assurance that the strategic review process will result in any transaction.

As more fully described in the notes to our condensed consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed by the U.S. President. The TCJA significantly changes the income tax environment for U.S. multinational corporations and as such, the Company recorded additional income tax expense of $12,720 during the nine months ended March 31, 2018.

Despite the difficult generic pharmaceutical industry environment, our financial position as of March 31, 2018 remains strong, as we had cash and cash equivalents and short-term investments of $65,091 and working capital of $52,446.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. As previously mentioned, given continued headwinds in the generics market, the Company recorded a goodwill impairment charge of $235,110 in the Rising business segment in the third quarter of fiscal 2018.

On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government, nearly all of which had 5-year terms. In February 2018, Aceto was notified by the U.S. government that 11 generic drug products are not in compliance with the federal Trade Agreement Act (“TAA”) country-of-origin provisions of a clause contained in the government supply contracts. See Note 7 to the Company’s Condensed Consolidated Financial Statements. The 11 finished dosage form products purchased by the U.S. government are manufactured by Aurolife Pharma LLC which is located in Dayton, New Jersey using APIs sourced from India. Based on this notification, the Company recorded an impairment charge of $15,411 on the customer relationships intangible asset in the third quarter of fiscal 2018.

The assets acquired in the product purchase transaction expanded, complemented, and strengthened our existing and future product offerings. In what has become a competitive generic drug business environment, one key for long-term success is having an ever-growing commercial portfolio of generic products, a strong internal drug development pipeline and capable, reliable manufacturing partners. This transaction added significantly to the Rising business platform in all three crucial areas. We believe that, consistent with our strategy of expanding our portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development.

Based on a report issued by IQVIA Institute on April 19, 2018, “Spending on medicines grew by 0.6% in 2017 after off-invoice discounts and rebates. This spending includes all types of medicines, including institutional use for inpatients and outpatients. Focusing only on retail and mail-order pharmacy distribution, net spending declined by 2.1%.”

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

According to an April 17, 2018 Federal Reserve Statistical Release, in the first quarter of calendar year 2018, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 7.8%.

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

As you read this MD&A section, refer to the accompanying condensed consolidated statements of operations, which present the results of our operations for the three and nine months ended March 31, 2018 and 2017. We analyze and explain the differences between periods in the specific line items of the condensed consolidated statements of operations.

Critical Accounting Estimates and Policies

As disclosed in our 2017 10-K, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2017, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies. We are planning to implement a new enterprise resource planning (“ERP”) system at our Rising subsidiary during the fourth quarter of our current fiscal year. In automating processes that heretofore have been undertaken manually, we may be required to reassess certain of our estimates, especially with respect to our rebates, returns and chargebacks approaches.

RESULTS OF OPERATIONS

Nine Months Ended March 31, 2018 Compared to Nine Months Ended March 31, 2017

	Net Sales by Segment Nine months ended March 31,
					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$301,407	55.6%	$201,686	45.5%	$99,721	49.4%
Pharmaceutical Ingredients	113,406	20.9	121,253	27.3	(7,847)	(6.5)
Performance Chemicals	127,669	23.5	120,759	27.2	6,910	5.7

Net sales	$542,482	100.0%	$443,698	100.0%	$98,784	22.3%

	Gross Profit by Segment Nine months ended March 31,
					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$57,080	18.9%	$56,424	28.0%	$656	1.2%
Pharmaceutical Ingredients	17,259	15.2	19,867	16.4	(2,608)	(13.1)
Performance Chemicals	27,310	21.4	27,672	22.9	(362)	(1.3)

Gross profit	$101,649	18.7%	$103,963	23.4%	$(2,314)	(2.2)%

Net Sales

Net sales increased $98,784, or 22.3%, to $542,482 for the nine months ended March 31, 2018, compared with $443,698 for the prior period. We reported sales increases in our Human Health and Performance Chemicals segments and a decrease in our Pharmaceutical Ingredients segment.

Human Health

Net sales for the Human Health segment increased by $99,721 for the nine months ended March 31, 2018, to $301,407, which represents a 49.4% increase over net sales of $201,686 for the prior period. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid. Sales from the product acquisition of $161,138 are included in the nine months ended March 31, 2018 compared to $57,134 included in the nine months ended March 31, 2017. In addition, there was a rise of $3,221 in sales of nutritional products, sold abroad, primarily by our German subsidiary. These increases in Human Health were offset in part, by a decline in sales of certain currently marketed and pipeline generic products as a result of continued pricing pressure, intense competition and related consolidation of customers and softer than expected contributions from new product launches. In addition, Rising incurred approximately $12,903 in failure to supply penalties primarily related to supply challenges with regards to products acquired from Citron and Lucid.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $7,847 or 6.5% to $113,406 when compared to the prior period net sales of $121,253. The decrease in sales for this segment was due primarily to a decline in sales of domestic APIs of $7,096, mainly due to reduced orders of a customer-launched API, timing of sales of three products that are expected to be shipped in the fourth quarter of fiscal year 2018, delayed customer launch of an API, competition on another API and the discontinuance of two finish dosage drugs sold by our API business unit. These decreases in domestic APIs were offset in part by an increase of $2,135 of APIs sold abroad, specifically in Germany. Sales of intermediates sold both domestically and abroad decreased $2,886 from the prior period primarily occurring in France, due to delays in shipments.

Performance Chemicals

Net sales for the Performance Chemicals segment was $127,669 for the nine months ended March 31, 2018, representing an increase of $6,910 or 5.7%, from net sales of $120,759 for the prior period. The Specialty Chemicals business experienced a rise in sales of $10,937 over the prior period. The rise in Specialty Chemicals sales is partly due to an increase in domestic sales of $6,765, primarily from increased sales of agricultural and miscellaneous intermediates as well as surface coatings. In addition, sales of specialty chemical products sold abroad, increased $4,172 over the prior period, predominantly at our subsidiaries in Germany and France. Performance Chemicals sales were impacted by a $4,027 drop in sales of our agricultural protection products, predominantly from a decline in sales of an herbicide used to treat weeds on vegetables. In addition, sales of an insecticide used on cotton has decreased as orders have been pushed to the fourth quarter of fiscal 2018 and the first quarter of fiscal 2019.

Gross Profit

Gross profit decreased $2,314 to $101,649 (18.7% of net sales) for the nine months ended March 31, 2018, as compared to $103,963 (23.4% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $57,080 for the nine months ended March 31, 2018 increased $656, or 1.2%, over the prior period. The gross margin of 18.9% was lower than the prior period’s gross margin of 28.0%. The decline in gross margin is primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers and failure to supply charges.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $17,259 for the nine months ended March 31, 2018 decreased $2,608, or 13.1%, over the prior period. The gross margin of 15.2% was lower than the prior period’s gross margin of 16.4%. The decrease in gross profit and gross margin was predominantly the result of the decrease in the sales volume of APIs sold domestically, as well as a drop in reorders of a certain API which typically yields a significantly higher gross margin. In addition, our international subsidiaries experienced an unfavorable product mix on API sales.

Performance Chemicals

Gross profit for the Performance Chemicals segment decreased to $27,310 for the nine months ended March 31, 2018, versus $27,672 for the prior year, a decrease of $362 or 1.3%. The gross margin at 21.4% for the nine months ended March 31, 2018 was lower than the prior year’s gross margin of 22.9%. The decrease in gross profit was due to a $1,858 decline in gross profit for the Agricultural Protection Products business, as a result of the sales volume decline, partially offset by an increase in gross profit of $1,496 on the sales volume increase of sales of Specialty Chemicals. The drop in gross margin from the prior period is a result of an unfavorable product mix on sales of specialty chemical products sold domestically.

Selling, General and Administrative Expenses

SG&A of $87,241 for the nine months ended March 31, 2018 increased $11,627 or 15.4% from $75,614 reported for the prior period. As a percentage of sales, SG&A decreased to 16.1% for the nine months ended March 31, 2018 versus 17.0% in the prior period. SG&A for the current period included $15,884 of amortization expense associated with the purchased intangible assets related to the product purchase compared to $6,030 in the prior period. In fiscal 2018, we recorded $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation. The increase in SG&A is also due to an increase in consulting fees of $1,610 which includes consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement associated with the product purchase agreement and outsourcing fees related to the accounting processes of Rising Health and Acetris Health. In addition, SG&A rose due to an increase in professional fees of $3,433 and an increase in payroll and related fringe benefits of $1,721, due primarily to annual merit increases as well as the hiring of certain key management personnel. The increase in SG&A was offset in part by a reduction of $2,505 in the contingent consideration liability related to the acquisition of certain assets of Citron. SG&A for the prior period included $8,818 of transaction costs related to the product purchase agreement.

Impairment Charges

During the nine months ended March 31, 2018, the Company recorded impairment charges of $256,266, all of which related to the Rising business segment. The impairment charges consisted of $235,110 of goodwill impairment charges and a $21,156 write-down of other identifiable intangible assets. For additional information regarding these impairment charges, see Note 8 to the Company’s Condensed Consolidated Financial Statements. There were no impairment charges recorded in the nine months ended March 31, 2017.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $6,208 for the nine months ended March 31, 2018 compared to $4,998 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating (Loss) Income

For the nine months ended March 31, 2018, operating loss was $(248,066) compared to operating income of $23,351 in the prior period, a decrease of $271,417 primarily due to the impairment charges recorded in fiscal 2018.

Interest Expense

Interest expense was $15,443 for the nine months ended March 31, 2018, an increase of $5,220 or 51.1% from the prior period. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered on December 21, 2016 to help fund our product acquisition, as well as additional interest associated with the $50,000 unsecured deferred payment related to the product acquisition.

Interest and Other Income, Net

Interest and other income, net was $2,111 for the nine months ended March 31, 2018, an increase of $881 from the prior period, primarily due to increases in unrealized foreign exchange gains from mark-to-market valuation of foreign currency futures contracts and an increase in income related to a joint venture for one of our agricultural protection products.

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2018 was a benefit of 19.6% compared to expense of 34.5% for the prior period. The tax benefit for the current period was primarily related to the tax benefit for the impairment charges recorded related to the Rising reporting unit which is part of the Human Health segment. In accordance with the TCJA, for the nine months ended March 31, 2018, we recorded additional income tax expense of $12,720. In addition, we recorded $1,521 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate reflected in the TCJA to benefit our financial results and cash flow in future periods.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

	Net Sales by Segment Three months ended March 31,
					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$91,926	49.4%	$99,816	52.5%	$(7,890)	(7.9)%
Pharmaceutical Ingredients	43,201	23.2	43,821	23.0	(620)	(1.4)
Performance Chemicals	50,871	27.4	46,491	24.5	4,380	9.4

Net sales	$185,998	100.0%	$190,128	100.0%	$(4,130)	(2.2)%

	Gross Profit by Segment Three months ended March 31,
					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$9,535	10.4%	$25,300	25.3%	$(15,765)	(62.3)%
Pharmaceutical Ingredients	7,038	16.3	7,255	16.6	(217)	(3.0)
Performance Chemicals	11,123	21.9	9,764	21.0	1,359	13.9

Gross profit	$27,696	14.9%	$42,319	22.3%	$(14,623)	(34.6)%

Net Sales

Net sales decreased $4,130 or 2.2%, to $185,998 for the three months ended March 31, 2018, compared with $190,128 for the prior period. We reported a sales increase in our Performance Chemicals segment and decreases in our Pharmaceutical Ingredients and Human Health segments.

Human Health

Net sales for the Human Health segment decreased by $7,890 for the three months ended March 31, 2018, to $91,926, which represents a 7.9% decrease compared to net sales of $99,816 for the prior period. The primary reason for the decrease is due to $8,148 decline in sales of Rising products as a result of continued pricing pressure, intense competition and related consolidation of customers and softer than expected contributions from new product launches. We believe these generic industry headwinds will continue in the near term. In addition, Rising incurred approximately $10,132 in failure to supply penalties primarily related to supply challenges with regards to products acquired from Citron and Lucid.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment decreased $620 or 1.4% to $43,201 when compared to the prior period net sales of $43,821. The decrease in sales for this segment was due primarily to a decline in sales of intermediates of $1,091 sold domestically. This decline is partially offset by an increase in sales of APIs, mainly experienced by our German subsidiaries.

Performance Chemicals

Net sales for the Performance Chemicals segment was $50,871 for the three months ended March 31, 2018, representing an increase of $4,380 or 9.4%, from net sales of $46,491 for the prior period. Performance Chemicals sales were impacted by a $1,472 increase in sales of our agricultural protection products, predominantly from an increase in sales of a fungicide used to prevent disease on pecan crops. Performance Chemicals also experienced a rise of $2,908 in Specialty Chemicals sales predominantly due to increased sales of surface coatings of $1,178. In addition, sales of specialty chemical products sold abroad, increased $1,625 over the prior period, predominantly at our subsidiaries in Germany and France.

Gross Profit

Gross profit decreased $14,623 to $27,696 (14.9% of net sales) for the three months ended March 31, 2018, as compared to $42,319 (22.3% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $9,535 for the three months ended March 31, 2018 decreased $15,765, or 62.3%, over the prior period. The gross margin of 10.4% was lower than the prior period’s gross margin of 25.3%. The decline in gross profit and gross margin was primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers and failure to supply charges.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $7,038 for the three months ended March 31, 2018 was relatively flat compared to the prior period gross profit of $7,255. The gross margin of 16.3% was consistent to the prior period’s gross margin of 16.6%.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $11,123 for the three months ended March 31, 2018, versus $9,764 for the prior year, an increase of $1,359 or 13.9%. The gross margin at 21.9% for the three months ended March 31, 2018 was higher than the prior year’s gross margin of 21.0%. The increase in gross profit was due to sales volume increases in both the Specialty Chemicals and Agricultural Protection Products businesses. The increase in gross margin from the prior period is a result of a favorable product mix on sales of specialty chemical products sold in Germany.

Selling, General and Administrative Expenses

SG&A of $28,029 for the three months ended March 31, 2018 increased $1,510 or 5.7% from $26,519 reported for the prior period. As a percentage of sales, SG&A increased to 15.1% for the three months ended March 31, 2018 versus 13.9% in the prior period. The increase in SG&A is primarily due to an increase in professional fees of $2,484, an increase in payroll and related fringe benefits of $1,801 due primarily to annual merit increases as well as the hiring of certain key management personnel offset by a reduction of $2,505 in the contingent consideration liability related to the acquisition of certain assets of Citron.

Impairment Charges

During the three months ended March 31, 2018, the Company recorded impairment charges of $256,266, all of which related to the Rising business segment. The impairment charges consisted of $235,110 of goodwill impairment charges and $21,156 write-down of other identifiable intangible assets. For additional information regarding these impairment charges, see Note 8 to the Company’s Condensed Consolidated Financial Statements. There were no impairment charges recorded in the three months ended March 31, 2017.

Research and Development Expenses

R&D expenses decreased to $2,471 for the three months ended March 31, 2018 compared to $2,607 for the prior period. The majority of the R&D expenses are milestone based, which was the primary cause for such decrease and will likely cause fluctuation from quarter to quarter.

Operating Income

For the three months ended March 31, 2018 operating (loss) income was $(259,070) compared to $13,193 in the prior period, a decrease of $272,263 primarily due to the impairment charges recorded in fiscal 2018.

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2018 was a benefit of 25.2% compared to expense of 34.4% for the prior period. The tax benefit for the three months ended March 31, 2018 was primarily related to the tax benefit for the impairment charges recorded related to the Rising reporting unit which is part of the Human Health segment. For the three months ended March 31, 2018, we recorded $1,189 of income tax benefit associated with the TCJA. In addition, we recorded $420 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate associated with the TCJA to benefit our financial results and cash flow in future periods.

Liquidity and Capital Resources

Cash Flows

At March 31, 2018, we had $62,032 in cash, of which $17,293 was outside the United States, $3,059 in short-term investments, all of which is held outside the United States, and $319,420 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $52,446 at March 31, 2018 compared to $248,750 at June 30, 2017. The significant reduction in working capital at March 31, 2018 reflects the reclassification of our term debt and revolver debt into current liabilities. See Note 6 of the Notes to the Company’s Condensed Consolidated Financial Statements. The $17,293 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European and Chinese operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the TCJA, we recorded $2,366 of additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2018 increased $6,352 from the amount at June 30, 2017. Operating activities for the nine months ended March 31, 2018 provided cash of $56,415 for this period, as compared to cash provided of $31,551 for the comparable prior period. The $56,415 resulted from $210,045 in net loss, $209,257 derived from adjustments for non-cash items and a net $57,203 increase from changes in operating assets and liabilities. The non-cash items included $256,266 in goodwill and intangible asset impairment charges, $24,608 in depreciation and amortization expense, $80,207 of deferred income tax benefit, a $902 environmental charge, $4,603 for amortization of debt issuance costs and debt discount, and $6,442 in non-cash stock compensation expense, offset in part by $1,990 of earnings on an equity investment in a joint venture and a $2,505 reversal of contingent consideration. Trade accounts receivable decreased $2,573 during the nine months ended March 31, 2018, due predominantly to a decrease in days sales outstanding, particularly at our Rising subsidiary. Inventories increased by $3,102 and accounts payable increased by $34,224 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary for the anticipated shipments in the fourth quarter of fiscal 2018 as well as timing of payments processed at the end of the quarter. Inventories also increased as a result of a build-up of Specialty Chemicals inventory. Other receivables increased $3,662 due primarily to an increase in value added taxes receivables for our German subsidiaries, as well as income taxes due to the Company. Accrued expenses and other liabilities increased $30,299 due primarily to a rise in price concessions for our Rising business as well as the timing of income tax payments, particularly as it relates to the TCJA. Our cash position at March 31, 2017 decreased $6,866 from the amount at June 30, 2016. Operating activities for the nine months ended March 31, 2017 provided cash of $31,551 for this period. The $31,551 resulted from $9,409 in net income, $25,149 derived from net adjustments for non-cash items and a net $3,007 decrease from changes in operating assets and liabilities.

Investing activities for the nine months ended March 31, 2018 used cash of $6,469 primarily from purchases of property and equipment and intangible assets of $5,456 and purchases of investments in time deposits of $2,880, partially offset by sales of investments in time deposits of $1,867. Investing activities for the nine months ended March 31, 2017 used cash of $275,512 primarily from $270,000 of payments for the product acquisition and purchases of intangible assets and property and equipment of $4,463 and purchases of investments in time deposits of $1,824.

Financing activities for the nine months ended March 31, 2018 used cash of $44,727 primarily from $39,398 of repayments of bank loans and $5,924 in payment of cash dividends. Financing activities for the nine months ended March 31, 2017 provided cash of $237,852, primarily from bank borrowings of $265,000. Financing activities included $16,898 of repayments of bank loans, $5,944 in payment of cash dividends and $5,407 for payment of deferred financing costs offset in part by $550 of proceeds received from stock option exercises and $551 of excess income tax benefits on stock option exercises and restricted stock vestings.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At March 31, 2018, the Company had available lines of credit with foreign financial institutions totaling $7,929, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of March 31, 2018, the Company borrowed Revolving Loans (as defined under the A&R Credit Agreement) aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 3.57% to 3.63% at March 31, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of March 31, 2018, the remaining amount outstanding under the Initial Term Loan was $131,250 and was payable as a Eurodollar Loan at an interest rate of 4.05%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement, provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at March 31, 2018 and June 30, 2017.

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

On December 13, 2017, the Company entered into a First Amendment to the Second Amended and Restated Credit Agreement (the “2017 Amendment”), which amended the A&R Credit Agreement. The 2017 Amendment, among other things, contained several amendments to the financial covenants in the A&R Credit Agreement.

As of March 31, 2018, the Company was in compliance with all of its financial covenants except for the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “2018 Amendment”). The 2018 Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) reducing the available revolving commitment thereunder to $100,000, and (b) during the period commencing on the closing of the 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018 (the “Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018, then the Limitation Period shall continue indefinitely): (i) fixing the applicable margin with respect to all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is 1.50% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 2.50% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (ii) fixing the commitment fee on the undrawn revolving commitments under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is 0.40% per annum, (iii) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (iv) restricting the amount of dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and, during the Limitation Period, restricting the Company from making any other dividends or distributions to its shareholders thereafter and (v) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

In accordance with GAAP, we have classified the indebtedness outstanding under the Company’s credit facility as a current liability as of March 31, 2018. This differs from the customary treatment heretofore applicable to indebtedness outstanding under the Company’s credit facility, in which only the portion of such indebtedness payable within one year from the balance sheet date has been recorded as a current liability.  The waiver that the Company has received from its lenders under the credit facility applies solely to the non-compliance with certain financial covenants as of March 31, 2018 and thus does not waive non-compliance with any financial covenants as of June 30, 2018. It is probable that the Company will not comply with certain financial covenants as of June 30, 2018 in the absence of a material change in the Company’s operating results.  That probability is the factor that has caused the Company to reclassify its indebtedness. While the Company believes that if the Company cooperates with its lenders during the next 90 days, it is probable that the lenders will amend the financial covenants prior to June 30, 2018 or grant comparable waivers as of June 30, 2018, that probability is not sufficient to enable the Company to avoid reclassifying its indebtedness under current circumstances.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of March 31, 2018 is $87,500.

Working Capital Outlook

As a result of the above-mentioned reclassification of certain of the Company’s debt, working capital was $52,446 at March 31, 2018. At June 30, 2017, the Company’s working capital was $248,750. The reclassification adversely impacts the calculation of the Company’s working capital. As of March 31, 2018, the Company had current assets of $487,641 and, after giving effect to the reclassification, current liabilities of $435,195, resulting in working capital of $52,446.   If the lenders’ waiver applied to June 30, 2018 as well as March 31, 2018, the Company’s current liabilities as of March 31, 2018 would have been $258,937 and the Company’s working capital would have been $228,704.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of March 31, 2018, the Company accrued $663 related to this contingent consideration.

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

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore, the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, were used for general corporate purposes.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $2,299 over the next twelve months.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $4,112 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Condensed Consolidated Balance Sheet as of March 31, 2018.

As noted above, in order to obtain a waiver with respect to certain financial covenants under its credit facilities, the Company entered into the 2018 Amendment. The 2018 Amendment substantially restricts the Company’s borrowing capacity and does not provide covenant waivers with respect to any date or period after March 31, 2018. The significant decline in the market price of the Company’s common stock, and the uncertainties associated with pending legal proceedings, render it difficult for the Company to access the equity markets at the present time. The Company is also incurring substantial expenses to address the business and financial challenges previously discussed. As announced by the Company in its April 18, 2019 press release, the Company will pay a flat monthly fee of $250 for the services of its interim chief financial officer, Rebecca Roof. The Company has also retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing. While the Company had over $60,000 in cash as of March 31, 2018, and while its operating businesses continue to generate substantial cash, the current demands upon the Company and its liquidity are significant. As a result, the Company also announced on April 18, 2018 that it is exploring a range of strategic alternatives, including the sale of a key business segment(s), a merger or other business combination with another party, continuing as a standalone entity or other potential alternatives. We believe that our cash, liquid assets and operating cash flows will provide us with adequate resources to fund our working capital needs for the next twelve months.

Impact of Recent Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-02.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The amendments in ASU 2017-12 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. The Company elected to early adopt this ASU in the third quarter of fiscal 2018. (See Note 8 to the Condensed Consolidated Financial Statements- Fair Value Measurements).

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business, with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company does not believe this new accounting pronouncement will have a material impact on its consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the three months and nine months ended March 31, 2018, the Company recorded additional tax expense of $420 and $1,521, respectively, associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they actually occur.

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

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) : Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the condensed consolidated financial statements of the Company.

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

Investment Market Price Risk

We had short-term investments of $3,059 at March 31, 2018 and $2,046 at June 30, 2017. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At March 31, 2018, we had foreign currency contracts outstanding that had a notional amount of $62,350. At June 30, 2017 our outstanding foreign currency contracts had a notional amount of $62,187. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at March 31, 2018 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive loss. On March 31, 2018, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of March 31, 2018, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,588. On June 30, 2017 such potential loss amounted to $8,869. Actual results may differ.

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

In conjunction with the Company’s credit facilities, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of March 31, 2018 is $87,500. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2018, is $1,539.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2018 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our 2017 10-K, we are subject to various environmental proceedings for which there were no material changes during the nine months ended March 31, 2018.

The Company incorporates by reference into this Item 1 the disclosures made with respect to pending legal proceedings set forth in Note 7 (Commitments, Contingencies and Other Matters) and Note 12 (Subsequent Events) to the Company’s Condensed Consolidated Financial Statements presented elsewhere herein.

Item 1A. Risk Factors.

In addition to the other information discussed in this report, the factors described in Part I, Item 1A. “Risk Factors” in our 2017 Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as amended, should be considered as they could materially adversely affect our business, financial condition, liquidity or future results.

The risk factors set forth below update and, to the extent inconsistent, supersede the risk factors associated with our business previously disclosed in Part I, Item 1A. "Risk Factors" in our 2017 Annual Report on Form 10-K for the fiscal year ended June 30, 2017, as amended.

The risk factors identified by the Company in this and other filings may not describe all of the risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may adversely affect our business, financial condition or operating results.

The material impairment charge that we recorded as of March 31, 2018 was based on several adverse factors, certain of which could materially adversely impact the Company in subsequent fiscal quarters.

In the third quarter of fiscal 2018, we recorded impairment charges for goodwill and intangible assets of $256,266, all of which related to the Rising Pharmaceuticals reporting unit which is part of the Human Health segment. During the third quarter of fiscal 2018, our Rising Pharmaceuticals reporting unit had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, the U.S. government made a determination (which we are appealing) that 11 generic drug products we acquired through our Acetris Health subsidiary (part of the Rising Pharmaceuticals reporting unit) in a product purchase agreement with Lucid are not in compliance with the TAA country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. As a result of the foregoing, we conducted an impairment test and recognized a significant goodwill and intangible asset impairment charge.

Many of the market and industry factors that led to the March 31, 2018 impairment charges could continue to impact us in future fiscal periods. Such factors could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows and could lead to additional impairment charges in the future.

We have been named in legal proceedings alleging securities law violations, which could be expensive and could divert our management’s attention.  There may be additional class action and/or derivative claims filed in the future.

We and certain of our former and current executive officers have been named as defendants in securities actions filed in the United States District Court for the Eastern District of New York. While we plan to vigorously defend these actions, we may be unable to defend or settle these claims on favorable terms, and there can be no assurance that additional claims will not be made by other stockholders, or stockholders as a class. We expect to incur significant expenses associated with the defense of the pending and any future securities laws claims or derivative suits (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify individuals who are or may become parties to such actions). An adverse determination, if one were to occur, could harm our reputation and have a material and negative affect on our business. We currently maintain “directors and officers” insurance policies; however, our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims may divert our management’s attention from other business concerns, which could seriously harm our business, financial condition, results of operations, liquidity and cash flows.

We were not in compliance with certain covenants under our A&R Credit Facility as of March 31, 2018 and, although a waiver was obtained with respect to such non-compliance, in the event we are in violation of such covenants for subsequent periods, and we are unable to obtain a waiver, our business, financial condition, results of operations, liquidity and cash flows could be materially and adversely affected.

As of March 31, 2018, we were not in compliance with financial covenants under our A&R Credit Facility related to the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, we entered into a Second Amendment and Waiver to the A&R Credit Agreement (the “2018 Amendment”). The 2018 Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of our non-compliance with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. We could again be in breach of these covenants or other covenants with respect to subsequent periods while our credit facility remains outstanding. In the event of any future breach and resulting default, there is no guarantee that we could obtain an additional waiver on satisfactory terms, or at all, and any such waiver could result in higher borrowing costs and/or more restrictive covenants in future periods. Our failure to comply with these covenants or others could result in a default that, if not cured or waived, could result in our outstanding indebtedness becoming immediately due and payable, which in turn would have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

In addition, during the period commencing on the closing of the 2018 Amendment and ending on the date we demonstrate compliance with each financial covenant set forth in the A&R Credit Agreement, the 2018 Amendment also amends the A&R Credit Facility to, among other things, restrict the incurrence of certain indebtedness, limit our ability to pay dividends, limit acquisitions and other investments and imposes certain other restrictions. Such restrictions limit our flexibility and thus could have a material and adverse effect on our business, financial condition, results of operations, liquidity and cash flows.

Because the waiver that we have received does not extend to fiscal periods beyond March 31, 2018 and because it is probable that we will not comply with certain financial covenants as of June 30, 2018 in the absence of a material change in our operating results, it was necessary for us to reclassify indebtedness under our credit facility, which lowered our working capital significantly as compared with our working capital as of December 31, 2017. Our ability to access the capital markets may be adversely affected by the additional restrictions contained in the 2018 Amendment and the reduction to our working capital, and we may be subject to higher borrowing costs, or, in some cases, unable to obtain financing on terms that are acceptable to us. If adequate funds are not available to us, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could materially adversely affect our ability to advance our strategic plans.

We have experienced turnover in our senior management, and the loss of key personnel or an ability to attract, retain and motivate qualified personnel may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, as well as our key operational and technical employees, as well as upon our ability to continue to attract additional highly qualified personnel. We have recently experienced significant turnover in our senior management. In October 2017, William C. Kennally III replaced Salvatore Guccione as our chief executive officer. In October 2017, our chief financial officer, Douglas Roth, announced that he was retiring. He was replaced by Edward J. Borkowski, who served only briefly before accepting employment elsewhere. We have named Rebecca Roof to serve as our interim chief financial officer at a cost of two hundred fifty thousand dollars per month, payable to Ms. Roof’s employer AP Services LLC, an affiliate of AlixPartners LLP. In light of the significant challenges we are facing, we have also retained financial advisors to assist us at considerable expense.

Our business may be adversely affected if we encounter complications in connection with the upgrade and implementation of our enterprise resource planning (“ERP”) system, our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

In recent years, we have implemented or planned implementations of a new ERP system at all our global locations. The implementation of a new ERP system at our Rising subsidiary is scheduled to commence during May 2018. In general, the process of planning and preparing for these types of implementations is extremely complex and we will be required to address a number of challenges, including data conversion, system cutover and user training during the Rising implementation. Problems in any of these areas could cause operational problems during implementation, including delayed shipments, missed sales, billing and accounting errors and other operational issues. While we have invested significantly in the operation and protection of data and information technology, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems. Prolonged interruptions or significant breaches could materially adversely affect our business, financial condition, operating results and cash flows. In addition, in automating processes that heretofore have been undertaken manually, we may be required to reassess certain of our estimates, especially with respect to our rebates, returns and chargebacks approaches.

Our business, products or product pricing could be subject to negative publicity arising from the subpoena we recently received, which could have a material adverse effect on our business, financial position, results of operations, liquidity and cash flows.

In recent years, the generic pharmaceutical industry has been the subject of significant publicity regarding the pricing of pharmaceutical products, including publicity and pressure resulting from prices charged by competitors and peer companies for new products as well as price increases by competitors and peer companies on older products that the public has deemed excessive. Any downward pricing pressure on the price of our products arising from social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, financial position, results of operations, liquidity and cash flows.

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the United States Department of Justice has issued subpoenas to pharmaceutical companies, including us, seeking information about the sales, marketing and pricing of certain generic drugs. In addition to the effects of any investigations or claims brought against us, our business, financial position, results of operations, liquidity and cash flows could also be materially adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 3, 2018, the Company entered into a Second Amendment and Waiver to Second Amended and Restated Credit Agreement (the “Amendment”), by and among the Company, certain other loan parties party thereto (the “Loan Parties”), the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (the “Administrative Agent”), which amended that certain Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the Loan Parties, the lenders party thereto and the Administrative Agent (as amended by that certain First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2017, the “A&R Credit Agreement”).

The Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) reducing the available revolving commitment thereunder to $100,000,000, and (b) during the period commencing on the closing of the Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018 (the “Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018, then the Limitation Period shall continue indefinitely): (i) fixing the applicable margin with respect to all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is 1.50% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 2.50% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (ii) fixing the commitment fee on the undrawn revolving commitments under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is 0.40% per annum, (iii) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (iv) restricting the amount of dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and, during the Limitation Period, restricting the Company from making any other dividends or distributions to its shareholders thereafter and (v) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

The foregoing description of the Amendment is a summary only, and is qualified in its entirety by reference to the complete text thereof, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q, and which is incorporated herein.

Item 6.	Exhibits

10.1	Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2018).

10.2	Change in Control Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2018).

10.3	Second Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of May 3, 2018

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	May 7, 2018	BY	/s/ William C. Kennally, III
William C. Kennally, President and Chief Executive Officer
(Principal Executive Officer)

DATE	May 7, 2018	BY	/s/ Rebecca Roof
Rebecca Roof, Interim Chief Financial Officer
(Principal Financial Officer)

