Form 10-K
period 2018-06-30
ACETO CORP
filed 2018-09-28
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Yes ☐ No ☒

The aggregate market value of the voting stock of the Company held by non-affiliates of the Company based on the closing price of the common stock on December 29, 2017 as reported on the NASDAQ Global Select Market was approximately $267,428,195.

The Registrant has 30,787,241 shares of common stock outstanding as of September 13, 2018.

Documents incorporated by reference: The information required in response to Part III of this Annual Report on Form 10-K is hereby incorporated by reference to the specified portions of the Registrant’s definitive proxy statement for the annual meeting of shareholders.

ACETO CORPORATION AND SUBSIDIARIES

FORM 10-K

FOR THE FISCAL YEAR ENDED JUNE 30, 2018

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

We believe our main business strengths are sourcing, regulatory support, quality assurance and marketing and distribution. Aceto functions as a virtual manufacturing company, distributing more than 1,100 chemical compounds used principally as finished products or raw materials in the pharmaceutical, nutraceutical, agricultural, coatings and industrial chemical industries. With business operations in ten countries, we believe that our global reach is distinctive in the industry, enabling us to source and supply quality products on a worldwide basis. Leveraging local professionals, we source more than two-thirds of our products from Asia, buying from approximately 500 companies in China and 200 in India. One supplier accounted for 39% of purchases in fiscal 2018 and 16% in 2017.

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

Developments

As previously disclosed:

•	During the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals reporting unit had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market, including continued pricing pressure, intense competition, related consolidation of customers and softer than expected contributions from new product launches. In addition, in February 2018, the Company was notified by the U.S. government that 11 generic drug products it acquired in its December 2016 purchase of assets from Citron Pharma LLC and Lucid Pharma LLC were not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in government supply contracts acquired as part of that transaction. While the government’s determination was subsequently reversed on appeal, in order to avoid certain financial penalties, the Company entered into agreements with the government that provided for a no-cost termination of 11 supply contracts. Based on the afore-mentioned indicators, the Company determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for its Rising reporting unit. Accordingly, during the third quarter of fiscal 2018, the Company recognized pre-tax non-cash impairment charges of $256,266 consisting of $235,110 of a goodwill impairment charge and a $21,156 write-down of other identifiable intangible assets.

•	As of March 31, 2018, the Company was not in compliance with two of its financial covenants under its credit facility, the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contained a waiver of any event of default under the Company’s credit agreement arising as a result of the non-compliance by the Company with the total net leverage ratio and debt service coverage ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contained several amendments to the Company’s credit agreement including, among other things, (a) reducing the available revolving commitment thereunder, (b) restricting the payment of dividends and (c) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

•	The Company has incurred substantial expenses to address the issues that led to the impairment charges taken as of March 31, 2018. The Company has retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing, including legal advisors retained in connection with various ongoing legal proceedings. The Company is also paying a flat monthly fee of $250 for the services of its interim chief financial officer, Rebecca Roof.

•	As referenced in the Company’s press release issued April 18, 2018, the Board of Directors has initiated a process to identify and evaluate a range of strategic alternatives. Strategic alternatives that have been or are being considered include the sale of a key business segment(s), a merger or other business combination with another party, continuing as a standalone entity or other potential alternatives. That process is ongoing. However, there can be no assurance that the strategic review process will result in any transaction.

While the Company has taken substantial steps to address the challenges confronting its business, the persistent adverse conditions in the generics market have continued. As a result, as of June 30, 2018, the Company was not in compliance with the total net leverage ratio, senior secured net leverage ratio and debt service coverage ratio financial covenants in its credit facility. With the assistance of its financial and legal advisors and through active negotiations with its secured lenders, the Company has entered into a Third Amendment and Limited Waiver, dated as of September 11, 2018 (the “September 2018 Amendment”), to the Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”). The September 2018 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the total net leverage ratio, senior secured net leverage ratio and debt service coverage ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is currently 6.00% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 7.00% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (the “September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (as defined in the A&R Credit Agreement) (“Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (e) permitting the purchase, during fiscal year 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangible assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

As more fully described in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates and Policies – Taxes and in Notes 12 and 20 to the Company’s Consolidated Financial Statements, the Company (i) has recorded in its year-end financial statements a $76,500 valuation allowance against its U.S. net deferred tax assets for the year ended June 30, 2018, (ii) has determined that $71,350 of this non-cash charge should have been recognized in the third quarter of fiscal 2018, rather than in the fourth quarter of fiscal 2018 and (iii) accordingly will amend its most recently filed Quarterly Report on Form 10-Q to restate its third quarter and nine month consolidated financial statements to reflect this charge as a third quarter event.

We remain confident in our underlying businesses. Our business units are positioned for organic growth through the introduction of new products for finished dosage form generic drugs, the further globalization of our nutraceutical business, the continued globalization of our Performance Chemicals business, the expansion of our agricultural protection products, the continued enhancement of our sourcing operations in China and India, our demonstrated ability to form alliances with product development partners and the continuing improvement of our quality assurance and regulatory capabilities. Our business has been impacted by the extent of our debt load relative to our operating results. If we are able to reduce the extent of the leverage meaningfully, our overall performance could improve. If we are not able to reduce that leverage meaningfully, there can be no assurance that we will be able to comply with the financial covenants under our credit facility for quarters (beginning with the quarter ending September 30, 2019) after the quarters covered by the covenant waiver included in the September 2018 Amendment.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government.

Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

The assets acquired in the product purchase transaction expanded, complemented, and strengthened our existing and future product offerings. In what has become a competitive generic drug business environment, one key for long-term success is having an ever-growing commercial portfolio of generic products, a strong internal drug development pipeline and capable, reliable manufacturing partners. We believe that this transaction added significantly to the Rising business platform in all three crucial areas. We further believe that, consistent with our strategy of expanding our portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development.

Based on a report issued by IQVIA Institute on April 19, 2018, “Spending on medicines grew by 0.6% in 2017 after off-invoice discounts and rebates. This spending includes all types of medicines, including institutional use for inpatients and outpatients. Focusing only on retail and mail-order pharmacy distribution, net spending declined by 2.1%.”

As noted above, during the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals reporting unit had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. As a result of this decline and the actions taken by the government resulting in the no-cost termination of 11 government supply contracts, the Company determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for its Rising reporting unit. Accordingly, the Company recognized pre-tax non-cash impairment charges of $256,266 consisting of $235,110 of a goodwill impairment charge and a $21,156 write-down of other identifiable intangible assets.

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

Based on a report issued by IQVIA Institute on March 13, 2018, “real net per capita spending on medicines in the United States will decline in 2018 and continue almost unchanged at almost $800 per person through 2022.”

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

According to a July 17, 2018 Federal Reserve Statistical Release, in the second quarter of calendar year 2018, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decrease at an annual rate of 4.0%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides used on various crops including sugarcane and nuts, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market. In the USDA, National Agricultural Statistics Service release dated June 29, 2018, the total crop acreage planted in the United States in 2018 increased by .9% to 322 million acres from 319 million acres in 2017. The number of peanut acres planted in 2018 decreased 19.7% from 2017 levels while sugarcane acreage harvested decreased 2.1% from 2017. In addition, the potato acreage harvested in 2018 decreased approximately 1.0% from the 2017 level.

Research and Development Expenses

Research and development expenses (R&D) represent investment in our generic finished dosage form product pipeline. R&D expenses during fiscal years 2018, 2017 and 2016 were $7,933, $7,898 and $7,937 respectively.

Long-lived Assets

Long-lived assets, excluding property held for sale, by geographic region as of June 30, 2018, 2017 and 2016 were as follows:

	Long-lived assets
	2018	2017	2016
United States	$246,073	$528,359	$152,701
Europe	3,192	2,538	2,504
Asia-Pacific	1,400	1,582	1,781
Total	$250,665	$532,479	$156,986

Suppliers and Customers

We will only purchase products from specifically approved plants that meet strict guidelines for quality. We regularly visit our suppliers to evaluate them not only on the basis of ability to deliver satisfactory products on a timely and cost efficient basis, but also on quality system, facilities and equipment system, materials system, production system, packaging and labeling system, and laboratory control system. During the fiscal years ended June 30, 2018 and 2017 approximately 61% and 62%, respectively, of our purchases were from Asia and approximately 15% and 17%, respectively, were from Europe.

Our customers are primarily located throughout the United States, Europe and Asia. We will continue our program of regular visits to our suppliers' plants, and will continue to educate them on the quality of product and service required by our customers. Aceto is uniquely able to do this, as many of our sales representatives are technically trained (chemists, chemical engineers, biologists, pharmacologists, etc.) most with in-plant or industrial laboratory experience that allows them to effectively communicate customer requirements to sourcing teams. Our customers include a wide range of companies in the industrial chemical, agricultural, and human health and pharmaceutical industries, and range from small trading companies to Fortune 500 companies. During fiscal years 2018, 2017 and 2016, sales made to customers in the United States totaled $512,800, $465,879 and $380,533, respectively. Sales made to customers outside the United States during fiscal years 2018, 2017 and 2016 totaled $198,559, $172,439 and $177,991, respectively, of which, approximately 59%, 56% and 56%, respectively, were to customers located in Europe. One customer (AmerisourceBergen Corporation) accounted for 16% of net sales in fiscal 2018, 12% of net sales in 2017 and 14% of net sales in fiscal 2016. Another customer (McKesson Corporation) accounted for 11% of net sales in fiscal 2018, 11% of net sales in 2017 and 7% of net sales in 2016. No single product accounted for as much as 10% of net sales in fiscal 2018, 2017 or 2016.

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

In connection with our generics business, the Drug Quality and Security Act (DQSA), which was enacted by Congress on November 27, 2013, outlines steps to build an electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. This will enhance the FDA’s ability to help protect consumers from exposure to drugs that may be counterfeit, stolen, contaminated, or otherwise harmful. The system will also improve the detection and removal of potentially dangerous drugs from the drug supply chain to protect U.S. consumers. The deadline for us to be compliant with this new system is November 27, 2018 and we expect to be compliant by then.

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

In February 2018, we were notified by the U.S. government that 11 generic drug products we acquired through our Acetris Health subsidiary in a product purchase agreement with Lucid are not in compliance with the federal Trade Agreement Act (“TAA”) country-of-origin provisions of a clause (referred to below as the “Trade Agreements Clause”) contained in the government supply contracts acquired from Lucid (the “TAA Notification”). The 11 finished dosage form products purchased by the U.S. government are manufactured by Aurolife Pharma LLC which is located in Dayton, New Jersey using APIs sourced from India. In conjunction with this finding, the U.S. Department of Veterans Affairs (“VA”) requested that the Company’s Acetris Health subsidiary supply new TAA-compliant sources for the referenced products by March 9, 2018 and supply new TAA-compliant drugs to the government purchasers under the contracts by March 26, 2018. Acetris knew that it would be unable to meet these short deadlines. To avoid the government’s imposition of penalties for failure to meet these deadlines while Acetris appealed the above-mentioned findings, Acetris requested that the government defer imposition of these deadlines pending resolution of Acetris’ appeal. The Government declined this request and thereafter Acetris and the government entered into agreements that provided for a no-cost termination of each of the 11 supply contracts.

On July 10, 2018, the Company was informed that Acetris received a favorable ruling from the United States Court of Federal Claims (the “Court”), in Acetris Health, LLC v. United States, invalidating the VA’s interpretation of the Trade Agreements Clause, which had resulted in the termination of the 11 Acetris contracts with the VA.  Finding in favor of Acetris, the Court granted a declaratory judgment establishing that under the federal Buy America Act, the agencies are permitted to buy domestic end products, including commercial off-the-shelf products like generic drugs, that are manufactured in the United States when the Trade Agreements Clause is incorporated in government supply contracts, even if their components are not all manufactured in the United States. Although Department of Defense (the “DoD”) contracts were not at issue in the case, the decision also impacts Acetris’ ability to supply the DoD with its products. The government has appealed the Court’s decision. Even if the Court’s ruling is affirmed on appeal, the Court’s ruling did not have the effect of reinstating the 11 terminated government supply agreements. While Acetris may seek new contracts with these agencies, no assurance can be given that any such contracts will be awarded.

Employees

At June 30, 2018, we had 315 employees, none of whom were covered by a collective bargaining agreement.

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

Our credit facility, as amended by the September 2018 Amendment, contains several restrictive covenants that limit our corporate activities.

At June 30, 2018, we had $62,000 of revolving bank loans outstanding and $127,500 outstanding in a bank term loan, all subject to a secured credit facility. As was the case at March 31, 2018, we did not satisfy certain financial covenants under this facility as of June 30, 2018. In response, as discussed under Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”, we entered into an amendment (referred to herein as the September 2018 Amendment) to our credit facility to respond to and resolve our covenant non-compliance. The terms of our credit facility, as amended by the September 2018 Amendment, require us to meet certain financial covenants, contain other affirmative covenants and reference multiple potential events of default, including payment defaults and covenant defaults. The credit facility, as amended by the September 2018 Amendment, also contains certain negative covenants, including covenants that restrict our ability, and that of our subsidiaries, to engage in certain transactions and may impair our ability to respond to changing business and economic conditions. Among the restrictions imposed by the September 2018 Amendment, we have agreed to: (a) a restriction on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019 to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is currently 6.00% in the case of ABR Loans and 7.00% in the case of Eurodollar Loans, (c) during the September 2018 Amendment Limitation Period, requiring the Company to maintain the sum of Domestic Liquidity plus Foreign Liquidity and the undrawn portion of the Revolving Commitment (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (referred to herein as the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit and (e) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions. The September 2018 Amendment does permit the purchase, during fiscal year 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangible assets relating to strategic product acquisitions and certain capital expenditures.

Even if we are able to meet our enhanced obligations, the amount of debt we have could adversely affect us by limiting our ability to obtain any necessary financing in the future for working capital, dividend payments, capital expenditures, debt service requirements, or other purposes. It also places us at a disadvantage relative to our competitors who have lower levels of debt, while making us more vulnerable to a downturn in our business or the economy in general. It also requires us to use a substantial portion of our cash to pay principal and interest on our debt, instead of investing those funds in the business.

The material impairment charge that we recorded in fiscal 2018 was based on several adverse factors, certain of which could materially adversely impact the Company in subsequent fiscal quarters.

In the third quarter of fiscal 2018, we recorded impairment charges for goodwill and intangible assets of $256,266, all of which related to the Rising Pharmaceuticals reporting unit which is part of the Human Health segment. During the third quarter of fiscal 2018, our Rising Pharmaceuticals reporting unit had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, the U.S. government made a determination (which was subsequently reversed) that 11 generic drug products we acquired through our Acetris Health subsidiary (part of the Rising Pharmaceuticals reporting unit) in a product purchase agreement with Lucid were not in compliance with the country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. As a result of the foregoing, we conducted an impairment test and recognized a significant goodwill and intangible asset impairment charge.

Many of the market and industry factors that led to the March 31, 2018 impairment charges could continue to impact us in future fiscal periods. Such factors could materially and adversely impact our business, financial condition, results of operations, liquidity and cash flows and could lead to additional impairment charges in the future.

If we are unable to compete effectively with our competitors, many of which have greater market presence and resources than us, our reputation, business, financial condition, operating results, cash flows and liquidity could be materially adversely affected.

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

The ability of our business to generate consistent growth is affected, in large part, by our participation in the launch of new products by generic manufacturers and the subsequent advent and extent of competition encountered by these products. Revenues and gross profit derived from the sales of generic pharmaceutical products tend to follow a pattern based on certain regulatory and competitive factors. This competition can result in significant and rapid declines in pricing with a corresponding decrease in net sales. Net selling prices of generic drugs typically decline over time, sometimes dramatically, as additional generic pharmaceutical companies receive approvals and enter the market for a given generic product and competition intensifies. When additional versions of one of our generic products enter the market, we generally lose market share and our selling prices and margins on that product decline. The generic pharmaceutical industry has experienced continued pricing pressure, intense competition and customer consolidation that may continue to materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

The approval process for generic pharmaceutical products often results in the FDA granting final approval simultaneously or within close proximity to a number of generic pharmaceutical products at the time a patent claim for a corresponding branded product or other market exclusivity expires. This often forces a generic firm to face immediate competition when it introduces a generic product into the market. Additionally, further generic approvals often continue to be granted for a given product subsequent to the initial launch of the generic product. These circumstances generally result in significantly lower prices, as well as reduced margins, for generic products compared to branded products. New generic market entrants generally cause continued price and margin erosion over the generic product life cycle. As a result, we could be unable to grow or maintain market share with respect to our generic pharmaceutical products, which could materially adversely affect our reputation, business, financial condition, operating results, cash flows and liquidity.

We may experience declines in sales volumes or prices of certain of our products as the result of the concentration of sales to wholesalers and the continuing trend towards consolidation of such wholesalers and other customer groups which could have a material adverse impact on our business, financial condition, operating results, cash flows and liquidity.

Wholesalers and retail drug chains have in recent years seen increased consolidation, resulting in larger competitors and placing further pressure on prices, development activities and customer retention. This consolidation may result in these groups gaining additional purchasing leverage and consequently increasing the product pricing pressures facing our finished dosage form generic business. The result of these developments could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Our pipeline of products in development may be subject to regulatory delays at the FDA. Delays in key products could have material adverse effects on our reputation, business, financial condition, operating results, cash flows and liquidity.

Our future revenue growth and profitability are partially dependent upon our ability to introduce new products on a timely basis in relation to our competitors’ product introductions. Our failure to do so successfully could materially adversely affect our reputation, business, financial condition, operating results, cash flows and liquidity. Many products require FDA approval or the equivalent regulatory approvals in our overseas markets prior to being marketed. The process of obtaining FDA/regulatory approval to market new and generic pharmaceutical products is rigorous, time-consuming, costly and often unpredictable. We may be unable to obtain requisite FDA approvals on a timely basis for new generic products.

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

If proposals like these were to become effective, or if any other actions by our competitors and other third parties to prevent or delay activities necessary to the approval, manufacture, or distribution of our products are successful, our entry into the market and our ability to generate revenues associated with new products may be delayed, reduced, or eliminated, which could have material adverse effects on our reputation, business, financial condition, operating results, cash flows and liquidity.

A proposed FDA rule allowing generic companies to distribute revised labels that differ from the corresponding reference listed drug (“RLD”) could have an adverse effect on our operations because of a potential increase in litigation exposure.

On November 13, 2013, the FDA issued a proposed rule (Docket No. FDA-2013-N-0500) titled "Supplemental Applications Proposing Labeling Changes for Approved Drugs and Biological Products." Pursuant to the rule, the FDA will change existing regulations to allow generic drug application holders, in advance of the FDA’s review, to distribute revised labeling, to reflect safety-related changes based on newly acquired information. Currently, the labels of generic drugs must conform to those of the corresponding RLD and any failure-to-warn claims against generic companies are preempted under U.S. Federal law. Once this rule is released, we could be found liable under such failure-to-warn claims if we do not revise our labeling to reflect safety-related changes promptly upon receipt of applicable safety information. While we proactively conduct surveillance for reported safety issues with our products, we cannot guarantee that this will prevent us from being found liable under a failure-to-warn claim. When this proposed regulatory change is adopted, it could increase our potential liability with respect to failure-to-warn claims, which, even if successfully defended, could have material adverse effects on our reputation, business, financial condition, operating results, cash flows and liquidity.

Our policies regarding returns, allowances, rebates and chargebacks, and marketing programs adopted by wholesalers may reduce our revenues in future fiscal periods.

Based on industry practice, generic drug manufacturers have liberal return policies and have been willing to give customers post-sale inventory allowances. We, like other generic companies, have agreements with customers allowing chargebacks, product returns, administrative fees, and other rebates. Under these arrangements, from time to time we give our customers credits on our generic products that our customers already hold in inventory after we have decreased the market prices of the same generic products due to competitive pricing. Therefore, if new competitors enter the marketplace and significantly lower the prices of any of their competing products, we would likely reduce the price of our product. As a result, we would be obligated to provide credits to our customers who are then holding inventories of such products, which could reduce sales revenue and gross margin for the period the credit is provided. Like our competitors, we also give credits for chargebacks to wholesalers that have contracts with us for their sales to hospitals, group purchasing organizations, pharmacies or other customers.

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

We regularly enter into collaborative arrangements to develop generic products for us to market in the U.S. We can offer no assurances that these arrangements will result in additional approved products, or that we will be able to market the products at a profit. In addition, any expenses related to trials, or additional studies required by the FDA, that we may incur in connection with these collaborative arrangements may negatively affect our business, financial condition, operating results, cash flows and liquidity. Specifically:

•	trials could be more costly than we anticipate;
•	formulation development could take longer and be more costly than we expect; and
•	we may be required to obtain specialized equipment in order to manufacture products on a commercial scale.

Any of these events could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

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

Our future operating results may depend substantially on our suppliers’ ability to timely provide Human Health and Pharmaceutical Ingredients products in connection with ANDAs and such suppliers’ ability to supply us with these ingredients or materials in sufficient volumes to meet our production requirements. A number of the ingredients or materials that we use are available from only a single or limited number of qualified suppliers, and may be used across multiple product lines. If there is a significant increase in demand for an ingredient or other material resulting in an inability to meet demand, if an ingredient or material is otherwise in short supply or becomes wholly unavailable, if a supplier fails to supply the ingredients or materials, or if a supplier has a quality issue, we may experience delays or increased costs in obtaining that ingredient or material. If we are unable to obtain sufficient quantities of ingredients or other necessary materials, we may experience production delays in our supply. We may also incur substantial liability to our customers for failing to supply the product to them. (See “We may be subject to significant level service penalties in our generics business.”).

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

Any interruption in the supply or increase in the cost of ingredients or other materials provided by single or limited source suppliers could have a material adverse effect on our reputation, business, financial condition, operating results, cash flows and liquidity.

We may be subject to significant service level penalties in our generics business.

Certain of our distribution agreements in our finished dosage form generics business contain service level penalties (“failure to supply”) or similar provisions that may subject us to charges and penalties in the event we do not meet our supply obligations thereunder. Such charges and penalties may be substantial and may not be adequately reimbursed by our suppliers or at all. We incurred approximately $27,778 in gross failure to supply penalties during the year ended June 30, 2018 of which we anticipate approximately $9,445 will be reimbursed to us by our suppliers responsible for our inability to supply product. Additionally, we are disputing many of these charges and working with our customers to reverse some of these charges. The level of failure to supply penalties is difficult for us to predict and thus we can provide no assurance with respect to the level of these penalties in future periods.  A continuation of these supply challenges could have a material adverse effect on our reputation, business, financial condition, operating results, cash flows and liquidity.

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

Healthcare reform and a reduction in the reimbursement levels by governmental authorities, HMOs, MCOs or other third-party payors could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

In recent years, there have been numerous initiatives on the federal and state levels for comprehensive reforms affecting the payment for, the availability of and reimbursement for, healthcare services in the United States, and it is likely that Congress and state legislatures and health agencies will continue to focus on healthcare reform in the future. Third party payors increasingly challenge pricing of pharmaceutical products. The trend toward managed healthcare, the growth of organizations such as HMOs and MCOs and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of pharmaceutical products, resulting in lower prices and a reduction in product demand. We are unable to predict the future course of federal or state healthcare legislation. If significant additional reforms are made to the United States healthcare system, those reforms could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Any failure to comply with the complex reporting and payment obligations under Medicare, Medicaid and other government programs may result in litigation or sanctions.

We are subject to various federal and state laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims, marketing and pricing laws. We are also subject to Medicaid and other government reporting and payment obligations that are highly complex and somewhat ambiguous. Violations of these laws and reporting obligations are punishable by criminal and/or civil sanctions and exclusion from participation in federal and state healthcare programs such as Medicare and Medicaid. The recent healthcare reform legislation made several changes to the federal anti-kickback statute, false claims laws, and health care fraud statute such as increasing penalties and making it easier for the government to bring sanctions against pharmaceutical companies. If our past, present or future operations are found to be in violation of any of the laws described above or other similar governmental regulations, we may be subject to the applicable penalty associated with the violation which could adversely affect our ability to operate our business and negatively impact our financial results. Further, if there is a change in laws, regulations or administrative or judicial interpretations, we may have to change our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and liquidity.

Our future results could be materially adversely affected by a number of public health issues whether occurring in the United States or abroad.

Public health issues, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of suppliers or customers, or have a broader adverse impact on consumer spending and confidence levels that would negatively affect our suppliers and customers. We may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, results of operations, financial condition, cash flows and liquidity.

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

We may need to obtain licenses to patents and other proprietary rights held by third parties to develop, manufacture and market products. If we are unable to timely obtain these licenses on commercially reasonable terms, our ability to commercially market our products may be inhibited or prevented, which could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Changes to the industries and markets that Aceto serves could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

The business environment in which we operate remains challenging. Portions of our operations are subject to the same business cycles as those experienced by automobile, housing, and durable goods manufacturers. Our demand is largely derived from the demand for our customers’ products, which subjects us to uncertainties related to downturns in our customers’ business and unanticipated customer production shutdowns or curtailments. A material downturn in sales or gross profit due to weak end-user markets and loss of customers could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

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

The Company maintains significant inventories. Any significant unanticipated changes in future product demand or market conditions, including, among other things, the current uncertainty in the global market, could materially adversely affect the value of inventory and our business, financial condition, operating results, cash flows and liquidity.

Failure to obtain products from outside manufacturers could adversely affect our ability to fulfill sales orders to our customers.

We rely on outside manufacturers to supply products for resale to our customers. Manufacturing problems, including, among other things, manufacturing delays caused by plant shutdowns, regulatory issues, damage or disruption to raw material supplies due to weather, including, among other things, any potential effects of climate change, natural disaster or fire, could occur. If such problems occur, we cannot assure you that we will be able to deliver our products to our customers profitably or on time. Such factors could exacerbate our exposure to failure to supply penalties. See “We may be subject to significant service level penalties in our generics business.”

Increases in the cost of shipping with our third-party shippers could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Shipping is a significant expense in the operation of our business. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

We could incur significant uninsured environmental and other liabilities inherent in the chemical/pharmaceutical distribution industry that could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

The business of distributing chemicals and pharmaceuticals is subject to regulation by numerous federal, state, local, and foreign governmental authorities. These regulations impose liability for loss of life, damage to property and equipment, pollution and other environmental damage that could occur in our business. Many of these regulations provide for substantial fines and remediation costs in the event of chemical spills, explosions and pollution. While we believe that we are in substantial compliance with all current laws and regulations, we can give no assurance that we will not incur material liabilities that are not covered by insurance or exceed our insurance coverage or that such insurance will remain available on terms and at rates acceptable to us. Additionally, if existing environmental and other regulations are changed, or additional laws or regulations are passed, the cost of complying with those laws could be substantial, thereby materially adversely affecting our business, financial condition, operating results, cash flows and liquidity.

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

Our subsidiary, Arsynco, has environmental remediation obligations in connection with its former manufacturing facility in Carlstadt, New Jersey. Estimates of how much it would cost to remediate environmental contamination at this site have increased since the facility was closed in 1993. If the actual costs are significantly greater than estimated, it could have a material adverse effect on our financial condition, operating results, cash flows and liquidity.

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

Our business, products or product pricing could be subject to negative publicity arising from the subpoena we recently received, which could have a material adverse effect on our reputation, business, financial position, results of operations, liquidity and cash flows.

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

Accompanying the press and media coverage of pharmaceutical pricing practices and public complaints about the same, there has been increasing U.S. federal and state legislative and enforcement interest with respect to drug pricing. For instance, the United States Department of Justice has issued subpoenas to pharmaceutical companies seeking information about the sales, marketing and pricing of certain generic drugs. In connection with the DOJ’s ongoing investigation into marketing and pricing practices throughout the generic pharmaceutical industry, we received a subpoena from the Antitrust Division of the DOJ in April 2018. In addition to the substantial defense costs typically incurred in responding to a governmental subpoena and the effects of any investigations or claims brought against us as a result of this subpoena, our business, financial position, results of operations, liquidity and cash flows could also be materially adversely affected if any such inquiries, of us or of other pharmaceutical companies or the industry more generally, were to result in legislative or regulatory proposals that limit our ability to increase the prices of our products.

We are engaged in various civil suits which could be expensive to defend, which could divert our management’s attention and which, if determined adversely, could harm our reputation and have a material and negative affect on our business, financial condition, results of operations, cash flows and liquidity.

As described in Part I, Item 3 – Legal Proceedings,” we are engaged in a number of civil suits that may occupy a substantial amount of our time, attention and resources. We and certain of our former and current executive officers have been named as defendants in securities actions filed in the United States District Court for the Eastern District of New York. We have also been named as a defendant in an action by a supplier seeking damages and the termination of an existing supply agreement. While we plan to vigorously defend these actions, we may be unable to defend or settle these claims on favorable terms or at all, and there can be no assurance that additional claims will not be made by other shareholders, or shareholders as a class, and by other suppliers. We expect to incur significant expenses associated with the defense of the pending and any future securities laws claims or derivative suits (including, without limitation, substantial attorneys’ fees and other fees of professional advisors and potential obligations to indemnify individuals who are or may become parties to such actions) as well as in the defense of the pending and any future legal proceedings with suppliers. An adverse determination, if one were to occur, could harm our reputation and have a material and negative affect on our business, financial condition, results of operations, cash flows and liquidity. We currently maintain “directors and officers” insurance policies with respect to the securities actions; however, our insurance coverage may not be adequate or available for us to avoid or limit our exposure in the pending actions or in future claims and adequate insurance coverage may not be available in sufficient amounts or at a reasonable cost in the future. Additionally, securities and derivative claims, as well as legal proceedings with suppliers and business partners, may divert our management’s attention from other business concerns, which could seriously harm our business, financial condition, results of operations, liquidity and cash flows.

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

Incidents related to hazardous materials could materially adversely affect our reputation, business, financial condition, operating results, cash flows and liquidity.

Portions of our operations require the controlled use of hazardous materials. Although we are diligent in designing and implementing safety procedures to comply with the standards prescribed by federal, state, and local regulations, the risk of accidental contamination of property or injury to individuals from these materials cannot be completely eliminated. In the event of such an incident, we could be liable for any damages that result, which could materially adversely affect our reputation, business, financial condition, operating results, cash flows and liquidity.

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

All facilities and manufacturing techniques used to manufacture pharmaceutical products for clinical use or for commercial sale in the United States and other Aceto markets must be operated in conformity with current Good Manufacturing Practices ("cGMP") regulations as required by the FDA and other regulatory bodies. Our suppliers’ facilities are subject to scheduled periodic regulatory and customer inspections to ensure compliance with cGMP and other requirements applicable to such products. A finding that we or one or more of our suppliers had materially violated these requirements could result in one or more regulatory sanctions, loss of a customer contract, disqualification of data for client submissions to regulatory authorities and a mandated closing of our suppliers’ facilities, which in turn could have a material adverse effect on our reputation, business, financial condition, operating results, cash flows and liquidity.

Our business could give rise to product liability claims that are not covered by insurance or indemnity agreements or exceed insurance policy or indemnity agreement limitations.

The marketing, distribution and use of pharmaceutical and chemical products involve substantial risk of product liability claims. We could be held liable if any product we or our partners develop or distribute causes injury or is found otherwise unsuitable during product testing, manufacturing, marketing or sale. A successful product liability claim that we have not insured against, that exceeds our levels of insurance or for which we are not indemnified, may require us to pay a substantial amount of damages. In the event that we are forced to pay such damages, this payment could have a material adverse effect on our reputation, business, financial condition, operating results, cash flows and liquidity.

Rising insurance costs, as well as the inability to obtain certain insurance coverage for risks faced by us, could negatively impact profitability.

The cost of insurance, including directors and officers insurance, workers compensation, product liability and general liability insurance, has risen in recent years and may increase in the future. In response, we may increase deductibles and/or decrease certain coverage to mitigate these costs. These increases and our increased risk due to increased deductibles and reduced coverage could materially adversely affect our business, financial condition, operating results, cash flows and liquidity. Additionally, certain insurance coverage may not be available to us for risks faced by us. Sometimes the coverage we obtain for certain risks may not be adequate to fully reimburse the amount of damage that we could possibly sustain. Should either of these events occur, the lack of insurance to cover our entire loss could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

We source many of our products in China and changes in the political and economic policies of China’s government could have a significant impact upon the business we may be able to conduct in China and our financial condition, operating results, cash flows and liquidity.

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

China’s laws and regulations governing our current business operations in China are sometimes vague and uncertain. Any changes in such laws and regulations could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

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

Our ability to compete in certain markets we serve is dependent on our ability to continue to expand our capacity in certain offshore locations. However, as our presence in these locations increases, we are exposed to risks inherent to these locations which could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

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

Fluctuations in foreign currency exchange rates could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

A substantial portion of our revenue is denominated in currencies other than the U.S. dollar because certain of our foreign subsidiaries operate in their local currencies. Our business, financial condition, operating results, cash flows and liquidity therefore could be materially adversely affected by fluctuations in the exchange rate between foreign currencies and the U.S. dollar.

Failure to comply with U.S. or non-U.S. laws regulating trade, such as the U.S. Foreign Corrupt Practices Act, could result in adverse consequences, including fines, criminal sanctions, or loss of access to markets.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which, among other things, prohibits corporations and individuals from paying, offering to pay, or authorizing the payment of anything of value to any foreign government official, government staff member, political party, or political candidate in an attempt to obtain or retain business or to otherwise influence a person working in an official capacity. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect their transactions and to devise and maintain an adequate system of internal accounting controls. While our employees and agents are required to comply with these laws, we cannot assure you that our internal policies and procedures will always protect us from violations of these laws, despite our commitment to legal compliance and corporate ethics. The occurrence or allegation of these types of events could materially adversely affect our reputation, business, financial condition, operating results, cash flows and liquidity.

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

We operate in various tax jurisdictions, and although we believe that we have provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, we could be exposed to additional tax liabilities. Our effective tax rate is based on our expected geographic mix of earnings, statutory rates, intercompany transfer pricing, and enacted tax rules. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed into law, which enacted various changes to the U.S. corporate tax law. These changes include, among others, a federal statutory rate reduction from 35% to 21% effective January 1, 2018, the elimination or reduction of certain domestic deductions and credits, limitations on the deductibility of executive compensation, and a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred. Notwithstanding the reduction in the corporate income tax rate, the overall impact of this tax reform is uncertain and is subject to developing interpretations of the provisions of the legislation, changes to certain estimates and amounts related to the earnings and profits of certain subsidiaries, and the filing of our tax returns. The Company will continue to evaluate the interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the TCJA, which could materially change the amounts recorded in fiscal 2018 as new information becomes available. The final analysis of the transition tax and the remeasurement of our deferred tax assets and liabilities will be completed as additional information becomes available, but no later than one year from the date of enactment. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including, among others, intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. It is possible that these positions may be challenged by jurisdictional tax authorities and could have a significant impact on our effective tax rate. In addition, from time to time, various legislative initiatives could be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In connection with the Organization for Economic Cooperation and Development Base Erosion and Profit Shifting (BEPS) project, starting in 2017, companies may be required to disclose more information to tax authorities on operations around the world. The Company regularly assesses the likely outcomes of its tax audits to determine the appropriateness of its tax reserves. However, any tax authority could take a position on tax treatment that is contrary to the Company’s expectations, which could result in tax liabilities in excess of reserves.

Significant changes to the U.S. federal government’s trade policies, including new tariffs or the renegotiation or termination of existing trade agreements and/or treaties could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

We derive revenue from clients in many countries, and our overall performance depends in part on worldwide economic conditions. The Trump administration has called for substantial changes to foreign trade policy and has imposed and is considering imposing additional tariffs on certain foreign goods. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives regulations, restrictions and tariffs make it more difficult for us to compete in overseas markets, our business, financial condition, operating results, cash flows and liquidity could be materially adversely impacted.

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

An economic downturn in the businesses or geographic areas in which we sell our products could reduce demand for our products and result in a decrease in revenue that could have a negative impact on our results of operations. Continued volatility and disruption of financial markets in the United States, Europe and Asia could limit our customers’ ability to obtain adequate financing or credit to purchase our products or to pay for outstanding invoices owed to us or to maintain operations, and result in a decrease in revenue or cash collections that could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Making interest and principal payments on our Convertible Senior Notes due 2020 (the “Notes”), which were issued in November 2015, requires and will continue to require a significant amount of cash, and we may not have sufficient cash flows from our business to make future interest and principal payments.

Our ability to continue to make scheduled interest payments and to make future principal payments on the Notes depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flows from operations sufficient to service our debt. If we are unable to generate such cash flows, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations, including the Notes, which could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

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

The conditional conversion feature of the Notes, if triggered, may adversely affect our financial condition, operating results and liquidity.

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

We may need to raise additional capital to fund larger acquisitions and investments in the future which capital may not be available on acceptable terms or at all.

Historically, acquisitions and investments in new products have been an important component of our growth strategy.  Larger acquisitions and investments would require us to raise additional capital.  Until we are able to reduce our debt obligations significantly, the September  2018 Amendment will restrict, if not eliminate, our ability to access the debt markets to fund the growth of our business. As a result, we may not be able to develop or enhance our products, execute our business plan, take advantage of future opportunities, or respond to competitive pressures or unanticipated customer requirements.

If we are able to pursue an acquisition strategy in the future, that strategy will be subject to a number of inherent risks, including, among other things, the risk that our acquisitions may not be successful.

Any acquisitions that we are able to pursue in the future would be subject to inherent risks, and we cannot guarantee that we will be able to identify the appropriate opportunities, successfully negotiate economically beneficial terms, successfully integrate any acquired business, retain key employees, or achieve the anticipated synergies or benefits of the strategic alternative selected. Acquisitions can require significant capital resources and divert our management’s attention from our existing business. Additionally, we may issue additional shares in connection with a strategic transaction, thereby diluting the holdings of our existing common shareholders, incur debt or assume liabilities, become subject to litigation, or consume cash, thereby reducing the amount of cash available for other purposes.

If we are unable to manage our growth, our business, financial condition, operating results, cash flows and liquidity could be materially adversely affected.

We have experienced rapid growth in the past several years, including the acquisition of membership interests of PACK Pharmaceuticals, LLC in fiscal 2014 and the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC and its affiliate Lucid Pharma in fiscal 2017. This growth has required us to expand, upgrade, and improve our administrative, operational, and management systems, internal controls and resources. Failing to manage growth effectively could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

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

Changes in estimates regarding the fair value of intangible assets may significantly impact our profitability.

We have a significant amount of definite-lived intangible assets, In accordance with U.S. GAAP, we perform an impairment analysis when events or circumstances indicate that the carrying value of the assets may not be recoverable. An impairment loss is recognized if, based on our impairment analysis, the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Any significant change in market conditions, estimates or judgments used to determine expected future cash flows that indicate a reduction in carrying value may give rise to impairment in the period that the change becomes known. An impairment charge could have a material adverse effect on our business, financial condition and operating results.

Our information technology systems could fail to perform adequately or we may fail to adequately protect such information technology systems against data corruption, cyber-based attacks, or network security breaches.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store electronic information. In particular, we depend on our information technology infrastructure to effectively manage its business data, supply chain, logistics, accounting, and other business processes and electronic communications between our personnel and our customers and suppliers. If we do not allocate and effectively manage the resources necessary to build and sustain an appropriate technology infrastructure, our business, financial condition, operating results, cash flows and liquidity therefore could be materially adversely affected. In addition, security breaches or system failures of this infrastructure can create system disruptions, shutdowns, or unauthorized disclosure of confidential information. If we are unable to prevent such breaches or failures, our operations could be disrupted, or we may suffer financial damage or loss because of lost or misappropriated information.

Our business may be adversely affected if we encounter complications in connection with the upgrade and implementation of our enterprise resource planning (“ERP”) system, our information technology systems and infrastructure. Upgrading and integrating our business systems could result in implementation issues and business disruptions.

In recent years, we have implemented a new ERP system at all our global locations. The implementation of a new ERP system at our Rising subsidiary was completed in the fourth quarter of fiscal 2018. In general, the process of planning and preparing for these types of implementations is extremely complex and we were required to address a number of challenges, including data conversion, system cutover and user training during the Rising implementation. We encountered operational problems during implementation, including delayed shipments, delays in billing and other operational issues. In addition, in automating processes that heretofore have been undertaken manually, we were required to reassess certain of our estimates, especially with respect to our rebates, returns and chargebacks approaches. While we believe that we have corrected or mitigated these issues, our fourth quarter results were negatively impacted. We have invested significantly in the operation and protection of data and information technology; however, there can be no assurance that our efforts will prevent service interruptions or identify breaches in our systems. Prolonged interruptions or significant breaches could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

Our potential liability arising from our commitment to indemnify our directors, officers and employees could materially adversely affect our business, financial condition, operating results, cash flows and liquidity.

We have committed in our bylaws to indemnify our directors, officers and employees against the reasonable expenses incurred by these persons in connection with any action brought against them in such capacity, except in matters as to which they are adjudged to have breached a duty to us. The maximum potential amount of future payments we could be required to make under this provision is unlimited. While we have ”directors and officers” insurance policies that should cover all or some of this potential exposure, we could be materially and adversely affected if we are required to pay damages or incur legal costs in connection with a claim above our insurance limits. (See Part I, Item 3, Legal Proceedings).

Our business could be materially adversely affected by terrorist activities.

Our business depends on the free flow of products and services through the channels of commerce worldwide. Instability due to military, terrorist, political and economic actions in other countries could materially disrupt our overseas operations and export sales. In fiscal years 2018 and 2017, approximately 28% and 27%, respectively of our revenues were attributable to operations conducted abroad and to sales generated from the United States to foreign countries. In addition, in fiscal year 2018, approximately 61% and 15% of our purchases came from Asia and Europe, respectively. In addition, in certain countries where we currently operate or export, intend to operate or export, or intend to expand our operations, we could be subject to other political, military and economic uncertainties, including, among other things, labor unrest, restrictions on transfers of funds and unexpected changes in regulatory environments.

We have experienced turnover in our senior management, and the loss of key personnel or an ability to attract, retain and motivate qualified personnel may result in operational inefficiencies that could negatively affect our business.

Our success depends upon the continued service of our talented management, as well as our key operational and technical employees, as well as upon our ability to continue to attract additional highly qualified personnel. We have recently experienced significant turnover in our senior management. In October 2017, William C. Kennally III replaced Salvatore Guccione as our chief executive officer. In October 2017, our chief financial officer, Douglas Roth, announced that he was retiring. He was replaced by Edward J. Borkowski, who served only briefly before accepting employment elsewhere. We have named Rebecca Roof to serve as our interim chief financial officer at a cost of two hundred fifty thousand dollars per month, payable to Ms. Roof’s employer AP Services LLC, an affiliate of AlixPartners LLP. In light of the significant challenges we are facing, we have also retained financial advisors to assist us in evaluating strategic options at considerable expense.

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

The market price of our shares of common stock has fluctuated significantly from $15.45 to $3.35 from June 30, 2017 to June 29, 2018. The market price of our common stock has been subject to volatility and may continue to be volatile in the future, due to a variety of factors, including, among other things:

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

There are inherent uncertainties involved in estimates, judgments and assumptions used in preparing financial statements in accordance with U.S. generally accepted accounting principles. Any changes in the estimates, judgments and assumptions we use could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

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

The expansion of social media platforms present new risks and challenges, which could have a material adverse effect on our reputation, business, financial condition, operating results, cash flows and liquidity.

The inappropriate use of certain media vehicles could cause brand damage or information leakage or could lead to legal implications from the improper collection and/or dissemination of personally identifiable information. In addition, negative posts or comments about us on any social networking website could seriously damage our reputation. Further, the disclosure of non-public company sensitive information through external media channels could lead to information loss as there might not be structured processes in place to secure and protect information. If our non-public sensitive information is disclosed or if our reputation is seriously damaged through social media, it could have a material adverse effect on our business, financial condition, operating results, cash flows and liquidity.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

In March 2010, we purchased a building in Port Washington, New York, which is the site of our global headquarters. Our global headquarters consists of approximately 48,000 gross square feet and is subject to a mortgage, which at June 30, 2018, had an outstanding balance of $2,582.

The Company leases approximately 30,000 square feet of office space in Saddle Brook, New Jersey. In October 2017, Rising commenced leasing approximately 125,000 gross square feet of warehouse space in Somerset, New Jersey. This building is owned by the former owners of Citron and Lucid. The lease was entered into contemporaneously with the execution of our product purchase agreement with Citron and Lucid.

In November 2007, we purchased approximately 2,300 gross square meters of land along with 12,000 gross square feet of office space in Mumbai, India.

Arsynco owns a 12-acre parcel in Carlstadt, New Jersey. In June 2018, we entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer. A closing date has not yet been set as the buyer’s due diligence has not yet been completed.

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

For information regarding proceedings under the federal Trade Agreement Act, see Part I, Item 1, “Business – Environmental and Regulatory.”

In March 2018, SigmaPharm Laboratories, LLC (“SigmaPharm”) commenced an action against Rising and the Company in the United States District Court for the Eastern District of Pennsylvania.  The complaint arises out of an agreement, effective as of June 22, 2006 (the “SigmaPharm Agreement”), pursuant to which SigmaPharm agreed to supply certain generic pharmaceutical products (the “Products”) to Rising, and Rising in turn agreed to market and distribute the Products in the United States and pay SigmaPharm a share of the profits pursuant to a formula specified in the Agreement.  The complaint alleges that Rising and Aceto breached the Agreement by failing to pay or timely make payments due under the Agreement and to disclose certain information to SigmaPharm.  The complaint seeks, among other relief, a declaration that the Agreement has been terminated and that SigmaPharm has exclusive marketing and distribution rights to the Products; injunctive relief; and an unspecified amount of damages.  In May 2018, Rising and the Company filed a motion to stay the action and compel arbitration, as required by the Agreement. That motion remains pending with the district court. In addition, SigmaPharm has also filed a “motion to enforce audit rights” in the federal litigation, which motion Rising and the Company have opposed because, among other reasons, any such request for final relief must be addressed to the arbitrators, and not to the district court.

SigmaPharm has stopped supplying Products to Rising, claiming that it has validly terminated the Agreement. Accordingly, in June 2018, Rising filed an arbitration claim against SigmaPharm in New Jersey, seeking recovery from SigmaPharm of any failure-to-supply losses Rising may incur as well as lost future profits on sale of the Products, among other relief. The Company intends to vigorously protect its rights in these matters and prosecute its claim for damages against SigmaPharm.

On April 16, 2018, the Company’s Rising subsidiary received a Grand Jury subpoena (the “DOJ Subpoena”) from the Antitrust Division of the DOJ.  Rising is one of many operating companies in the generic pharmaceutical industry to receive a subpoena from the DOJ relating to its years-long investigation into the industry.  Rising is cooperating with the DOJ in response to the DOJ Subpoena.

The Company and certain of its current and former officers are named defendants in two putative securities class actions (the “Securities Class Action Lawsuits”) filed in the United States District Court for the Eastern District of New York in April 2018, captioned Mulligan v. Aceto Corporation, et al, No. 2:18-cv-02425, and Yang v. Aceto Corporation, No. 1:18-cv-02437.  The complaints arise from the April 19, 2018 drop in the Company’s stock price following the Company’s announcement on April 18, 2018 that it would recognize a substantial impairment charge for the third fiscal quarter.  The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements in public filings with the SEC, and seek unspecified damages.  On June 26, 2018, five motions were filed seeking to appoint lead plaintiff and approve lead plaintiff’s counsel pursuant to the Private Securities Litigation Reform Act of 1995, as well as to consolidate the Mulligan or Yang actions.  Three motions were subsequently withdrawn or abandoned, and the remaining two motions are pending before the Court.  Following the appointment of a lead plaintiff, the Company expects that the appointed lead plaintiff will file a single consolidated amended class action complaint to supersede the earlier complaints. The Company intends to vigorously defend itself.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market using the symbol “ACET.” The following table states the fiscal year 2018 and 2017 high and low sales prices of our common stock as reported by the NASDAQ Global Select Market for the periods indicated.

	HIGH	LOW

FISCAL YEAR 2018
First Quarter	$17.10	$10.27
Second Quarter	11.94	8.29
Third Quarter	11.98	6.87
Fourth Quarter	7.59	2.22

FISCAL YEAR 2017
First Quarter	$25.98	$18.25
Second Quarter	22.46	15.69
Third Quarter	22.43	14.32
Fourth Quarter	16.30	13.50

Cash dividends of $0.065 per common share were paid in September, December and March of fiscal year 2018 and a cash dividend of $0.01 per common share was paid in June of fiscal year 2018. Cash dividends of $0.065 per common share were paid in September, December, March and June of fiscal year 2017.

As of September 13, 2018, there were 210 holders of record of our common stock.

30,041,374 shares of our common stock were held by the nominee of the Depository Trust Company, the country's principal central depository. For purposes of determining the number of owners of our common stock, those shares are considered to be owned by one holder. Additional individual holdings in street name result in a sizable number of beneficial owners being represented on our records as owned by various banks and stockbrokers.

Performance Graph

The following graph compares on a cumulative basis the yearly percentage change, assuming dividend reinvestment, over the last five fiscal years in (a) the total shareholder return on our common stock with (b) the total return on the Standard & Poor’s 500 Index, (c) the total return of a previously utilized peer group of comparable companies (the “Prior Peer Group”) and (d) total return of our Current Peer Group.  The Current Peer group companies included:  Akorn Inc., AMAG Pharmaceuticals Inc., American Vanguard Corporation, Amphastar Pharmaceuticals, ANI Pharmaceuticals, Cambrex Corporation, Depomed, Impax Laboratories, Inc., Innophos Holdings, Inc., Lannett Company, Inc., Lawson Products, Inc., Luminex Corp., Prestige Brand Holdings, Inc., Quaker Chemical Corporation and Usana Health Sciences, Inc. Albany Molecular Research and Sagent Pharmaceuticals which were in the Peer Group last year were acquired and were replaced by AMAG Pharmaceuticals Inc. and Luminex Corp. Going forward, we expect to include the Current Peer Group and not the Prior Peer Group.

The following graph assumes that $100 had been invested in each of the Company, the Standard & Poor’s 500 Index, the Prior Peer Group and the Current Peer Group on June 30, 2013. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ASSUMES $100 INVESTED ON JUNE 30, 2013

ASSUMES DIVIDEND REINVESTMENT

FISCAL YEAR ENDING JUNE 30, 2018

	Aceto Corporation	S&P 500 Index	Prior Peer Group	Current Peer Group
June 30, 2013	100	100	100	100
June 30, 2014	132	125	154	147
June 30, 2015	181	134	209	210
June 30, 2016	162	139	166	163
June 30, 2017	116	164	173	164
June 30, 2018	26	188	158	153

Item 6. Selected Financial Data

(In thousands, except per-share amounts)

	2018	2017	2016	2015	2014
Fiscal years ended June 30,

Net sales	$711,359	$638,318	$558,524	$542,944	$510,179
Operating (loss) income	(275,012)	30,554	58,028	52,326	44,272
Net (loss) income	(316,121)	11,376	34,766	30,878	29,000

At year end

Working capital	$200,109	$248,750	$251,150	$182,705	$157,831
Total assets	767,024	1,054,785	538,173	487,169	467,984
Long-term liabilities (including long-term debt)	369,221	410,313	137,430	110,563	115,877
Shareholders’ equity	95,285	405,067	301,837	251,606	233,584

(Loss) income per common share

Basic (loss) income per common share	$(8.98)	$0.35	$1.19	$1.07	$1.04
Diluted (loss) income per common share	$(8.98)	$0.35	$1.18	$1.06	$1.02
Cash dividends per common share	$0.205	$0.26	$0.24	$0.24	$0.24

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

We are reporting net sales of $711,359 for the year ended June 30, 2018, which represents an 11.4% increase from the $638,318 reported in the comparable prior year. Gross profit for the year ended June 30, 2018 was $111,563 and our gross margin was 15.7% as compared to gross profit of $140,792 and gross margin of 22.1% in the comparable prior year. Our selling, general and administrative costs (“SG&A”) for the year ended June 30, 2018 increased to $122,376 from $102,340 which we reported in the prior year. As previously discussed, we recorded impairment charges of $256,266 and a valuation allowance of $76,500 against our U.S. net deferred tax assets during the year ended June 30, 2018. For the year ended June 30, 2018, we are reporting a net loss of $316,121 or $8.98 per diluted share, compared to net income of $11,376, or $0.35 per diluted share for the prior year.

The Company is incurring substantial expenses to address the issues that led to the impairment charges taken during the year. The Company has retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing, including legal advisors retained in connection with various ongoing legal proceedings. The Company is also paying a flat monthly fee of $250 for the services of its interim chief financial officer, Rebecca Roof. Moreover, challenges impacting the generic pharmaceuticals industries have resulted in the Company incurring substantial penalties for delays in supplying products, many of which are not likely to be reimbursed by our suppliers. See Part 1, Item 1A, Risk Factor, - “We may be subject to significant service level penalties in our generics business”. We have also incurred additional expenses and made commitments to assure that we are able to attract and retain key employees required to assist us in meeting our operational challenges.

Included in our press release issued April 18, 2018, is the announcement that the Board of Directors has initiated a process to identify and evaluate a range of strategic alternatives. Strategic alternatives to be considered may include the sale of a key business segment(s), a merger or other business combination with another party, continuing as a standalone entity or other potential alternatives. We have retained a financial advisor to assist with the evaluation of these strategic alternatives. That process is ongoing. However, there can be no assurance that the strategic review process will result in any transaction.

As more fully described in the notes to our consolidated financial statements, on December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was signed by the U.S. President. The TCJA significantly changes the income tax environment for U.S. multinational corporations and as such, we recorded additional income tax expense of $13,739 during the year ended June 30, 2018. In addition, as more fully described in Critical Accounting Estimates and Policies - Taxes, we recorded a valuation allowance of $76,500 against our U.S. net deferred tax assets.

Despite the difficult generic pharmaceutical industry environment, our cash, cash equivalents and short-term investments at June 30, 2018 totaled $103,904, as compared with $57,726 at June 30, 2017. Our working capital at June 30, 2018 remained strong at $200,109 (as compared with $248,750 at June 30, 2017). Our shareholders’ equity was $95,285 at June 30, 2018, as compared with $405,067 at June 30, 2017, reflecting our $316,121 net loss for fiscal 2018.

Our business is separated into three principal segments: Human Health, Pharmaceutical Ingredients and Performance Chemicals.

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Aceto sells generic prescription products and over-the-counter pharmaceutical products to leading wholesalers, chain drug stores, distributors and mass merchandisers. On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government.

Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid).

The assets acquired in the product purchase transaction expanded, complemented, and strengthened our existing and future product offerings. In what has become a competitive generic drug business environment, one key for long-term success is having an ever-growing commercial portfolio of generic products, a strong internal drug development pipeline and capable, reliable manufacturing partners. We believe that this transaction added significantly to the Rising business platform in all three crucial areas. We also believe that, consistent with our strategy of expanding our portfolio of finished dosage form generic products through product development partnerships and acquisitions of late stage assets, abbreviated new drug applications (“ANDAs”) and complementary generic drug businesses, this product acquisition significantly expanded our roster of commercialized products and pipeline of products under development.

Based on a report issued by IQVIA Institute on April 19, 2018, “Spending on medicines grew by 0.6% in 2017 after off-invoice discounts and rebates. This spending includes all types of medicines, including institutional use for inpatients and outpatients. Focusing only on retail and mail-order pharmacy distribution, net spending declined by 2.1%.”

During the third quarter of fiscal 2018, our Rising Pharmaceuticals reporting unit had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, in February 2018, we were notified by the U.S. government that 11 generic drug products we acquired through our Acetris Health subsidiary are not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on these indicators, we determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for our Rising reporting unit. Accordingly, we recognized pre-tax non-cash impairment charges of $256,266 consisting of $235,110 of a goodwill impairment charge and a $21,156 write-down of other identifiable intangible assets.

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

Aceto employs, on occasion, the same second source strategy for our pharmaceutical intermediates business that we use in our API business. Historically, pharmaceutical manufacturers have had one source for the intermediates needed to produce their products. Utilizing our global sourcing, regulatory support and quality assurance network, Aceto works with the large, global pharmaceutical companies, sourcing lower cost, quality pharmaceutical intermediates that will meet the same high-level standards that their current commercial products adhere to.

Based on a report issued by IQVIA Institute on March 13, 2018, “real net per capita spending on medicines in the United States will decline in 2018 and continue almost unchanged at almost $800 per person through 2022.”

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

According to a July 17, 2018 Federal Reserve Statistical Release, in the second quarter of calendar year 2018, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to decrease at an annual rate of 4.0%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides used on various crops including sugarcane and nuts, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we will continue to offer new product additions in this market. In the USDA, National Agricultural Statistics Service release dated June 29, 2018, the total crop acreage planted in the United States in 2018 increased by .9% to 322 million acres from 319 million acres in 2017. The number of peanut acres planted in 2018 decreased 19.7% from 2017 levels while sugarcane acreage harvested decreased 2.1% from 2017. In addition, the potato acreage harvested in 2018 decreased approximately 1.0% from the 2017 level.

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

As you read this MD&A, refer to the accompanying consolidated statements of income, which present the results of our operations for the three years ended June 30, 2018. We analyze and explain the differences between periods in the specific line items of the consolidated statements of income.

Critical Accounting Estimates and Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since June 30, 2018, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

We implemented a new enterprise resource planning (“ERP”) system at our Rising subsidiary during the fourth quarter of the year ended June 30, 2018. In automating processes that heretofore have been undertaken manually, we may be required to reassess certain of our estimates, especially with respect to our rebates, returns and chargebacks approaches.

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

We have arrangements with various third parties, such as drug store chains and managed care organizations, establishing prices for our finished dosage form generics. While these arrangements are made between Aceto and its customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with our concurrence, which establishes the pricing for certain products which the wholesalers provide. Upon each sale of finished dosage form generics, estimates of chargebacks, rebates, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. These estimates are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions.

Under certain arrangements, we will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. As sales to the large wholesale customers increase or decrease, the reserve for chargebacks will also generally increase or decrease. The provision for chargebacks varies in relation to changes in sales volume, product mix, pricing and the level of inventory at the wholesalers. We continually monitor the reserve for chargebacks and make adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

We estimate our provision for returns of finished dosage generics based on historical experience, product expiration dates, changes to business practices, credit terms and any extenuating circumstances known to management. While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends. We continually monitor the reserve for returns and make adjustments when we believe that actual product returns may differ from the established reserve. Generally, the reserve for returns increases as net sales increase.

Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by third parties under various governmental programs. Other rebates are offered to our key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. We provide a provision for government reimbursed rebates and other rebates at the time of sale based on contracted rates and historical redemption rates. Assumptions used to establish the provision include level of customer inventories, contract sales mix and average contract pricing. We regularly review the information related to these estimates and adjust the provision accordingly.

Sales discount accruals are based on payment terms extended to customers.

Credits issued during a given period represent cash payments or credit memos issued to our customers as settlement for the related reserve. We have the experience and access to relevant information that we believe is necessary to reasonably estimate the amounts of such deductions from gross revenues. We regularly review the information related to these estimates and adjust our reserves accordingly, if and when actual experience differs from previous estimates.

We have not made any material changes to our revenue recognition policies during the years ended June 30, 2018, 2017 and 2016. We adopted the FASB’s guidance for revenue recognition (Topic 606) for contracts as of July 1, 2018, using the modified retrospective method. We have concluded that the adoption of this guidance did not have a material impact on our net revenues. If actual results were not consistent with our estimates, we could be exposed to losses or gains that could be material, as any changes to these estimates could cause an increase or decrease in revenue recognized during the year.

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

Partnered Products

We have various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to our finished dosage form generics business acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between us and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of business. The nature and purpose of both of these arrangements is for us to act as a distributor of finished dose products to its customers.  Under these arrangements, we maintain distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, we are required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  Our accounting policy with respect to these collaborative arrangements calls for us to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the partners on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2018, 2017 and 2016, there was approximately $61,587, $54,454 and $41,036 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where we act solely as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals reporting unit (which is part of the Human Health segment) had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, as noted above, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary (part of the Rising reporting unit which is part of the Human Health segment) in a product purchase agreement with an entity formerly known as Lucid Pharma LLC were not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on these indicators, the Company determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for its Rising reporting unit. The Company elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangibles- Goodwill and Other (Topic 350), during the third quarter of fiscal 2018 which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge is recognized if the carrying amount of a reporting unit is greater than its fair value. The fair value of the Rising reporting unit was estimated using many assumptions and estimates and a market participant approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Accordingly, with respect to the third quarter of fiscal 2018, the Company recognized a pre-tax non-cash goodwill impairment charge of $235,110 related to the Rising reporting unit.

Long-Lived Assets

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are Level 3 inputs.  As noted above, during the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals subsidiary had a decline in actual and forecasted revenue and earnings and therefore the Company performed an impairment test on the related intangibles. The projected undiscounted cash flows for certain intangibles were determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $5,745 in the third quarter of fiscal 2018. Additionally, as noted above, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary in a product purchase agreement with an entity formerly known as Lucid Pharma LLC were not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on this, the Company performed an impairment test on the related intangible asset and recognized an impairment charge of $15,411 on the customer relationships intangible asset in the third quarter of fiscal 2018.

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

Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the tax periods in which those deferred tax assets would be deductible. A valuation allowance is taken when necessary to reduce deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, we assess all available positive and negative evidence. This evidence includes, but is not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence such as our recent financial reporting loss for the year ended June 30, 2018. Therefore, we recorded a valuation allowance of $76,500 against our net U.S. deferred tax assets during the year ended June 30, 2018.

The timing of when, and the extent to which, a valuation allowance is recognized, is subjective. Initially, due to the various factors that occurred in the fourth quarter of fiscal 2018, including substantial penalties for delays in supplying products and incurring substantial expenses to address the issues that led to the impairment charges taken during the year, as well as retaining financial and legal advisors to assist us in dealing with the various challenges that the Company is currently facing, including legal advisors retained in connection with various ongoing legal proceedings, we determined to record this valuation allowance during the fourth quarter of fiscal 2018. However, after weighing the information available to us at the time that our third quarter financial statements were issued, we have determined, with the assistance of our advisors, that it is reasonable to conclude that it was more likely than not that a substantial portion of the valuation allowance should have been recognized in the third quarter of fiscal 2018 rather than the fourth quarter of fiscal 2018. Accordingly, we will amend our most recently filed Quarterly Report on Form 10-Q to restate our third quarter and nine month consolidated financial statements to reflect $71,350 of this non-cash charge as a third quarter event. Such restatement will have no impact on our year-end consolidated financial statements.

Stock-based Compensation

In accordance with GAAP, we are required to record the fair value of stock-based compensation awards as an expense.  All restricted stock grants include a service requirement for vesting. We have also granted restricted stock units that include either a performance or market condition. The fair value of restricted stock units with either solely a service requirement or with the combination of service and performance requirements is based on the closing fair market value of our common stock on the date of grant. The fair value of market condition-based awards is estimated at the date of grant using a binomial lattice model or Monte Carlo Simulation. All models incorporate various assumptions such as the risk-free interest rate, expected volatility, expected dividend yield and expected life of the awards. Share-based compensation expense is recognized on a straight-line basis over the service period or over our best estimate of the period over which the performance condition will be met, as applicable.

Results of Operations

Fiscal Year Ended June 30, 2018 Compared to Fiscal Year Ended June 30, 2017

	Net Sales by Segment
	Year ended June 30,

					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$374,514	52.7%	$315,395	49.4%	$59,119	18.7%
Pharmaceutical Ingredients	158,854	22.3	157,445	24.7	1,409	0.9
Performance Chemicals	177,991	25.0	165,478	25.9	12,513	7.6

Net sales	$711,359	100.0%	$638,318	100.0%	$73,041	11.4%

	Gross Profit by Segment
	Year ended June 30,

					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$48,787	13.0%	$78,109	24.8%	$(29,322)	(37.5)%
Pharmaceutical Ingredients	24,633	15.5	25,474	16.2	(841)	(3.3)
Performance Chemicals	38,143	21.4	37,209	22.5	934	2.5

Gross profit	$111,563	15.8%	$140,792	22.1%	$(29,229)	(20.8)%

Net Sales

Net sales increased $73,041 or 11.4%, to $711,359 for the year ended June 30, 2018, compared with $638,318 for the prior year. We reported sales increases in all three of our business segments.

Human Health

Products that fall within the Human Health segment include finished dosage form generic drugs and nutraceutical products. Net sales for the Human Health segment increased by $59,119 for the year ended June 30, 2018, to $374,514, which represents a 18.7% increase over net sales of $315,395 for the prior year. The primary reason for the increase is due to the acquisition of certain products and related assets of Citron and Lucid on December 21, 2016. Sales from the product acquisition of $197,528 are included in the year ended June 30, 2018 compared to $122,118 included in the year ended June 30, 2017. In addition, there was a rise of $4,371 in sales of nutritional products, sold abroad, primarily by our German subsidiary. These increases in Human Health were offset in part, by a decline in sales of certain currently marketed and pipeline generic products as a result of continued pricing pressure, intense competition and related consolidation of customers and softer than expected contributions from new product launches. In addition, Rising incurred approximately $27,778 in failure to supply penalties charged by certain customers based upon replacement cost or contractual cost.  Approximately $14,756 of the failure to supply penalties related to supply challenges with regards to products acquired from Citron. See Part I, Item 1A, Risk Factors - We may be subject to significant service level penalties in our generics business.

Rising accrues for what it believes is a reasonable level for Failure to Supply (“FTS”) charges as part of its revenue recognition policies. However, beginning in the third quarter of fiscal 2018, Rising was subjected to an extraordinary magnitude of FTS claims.

Rising’s asset-light business model leverages multiple drug development and manufacturing partnerships in the development of its finished dosage form generic products, placing it in an intermediate position in the product supply chain. As industry headwinds have made the supply chain more competitive, FTS charges have impacted intermediate entities such as Rising to a greater degree.

Rising becomes aware of an FTS claim when notified by a customer. Most of Rising’s customers and wholesalers can unilaterally deduct amounts claimed for FTS from product payments due Rising. If Rising believes the deduction was improper, it is in the difficult position of seeking a refund from a party that controls the flow of funds in the relationship. In addition, some customers that do not have a contractual right to an FTS claim may still take credit against the amount claimed by them for other products supplied by Rising.

On the other end of the supply chain, in order to recover FTS penalties paid, Rising must often seek full or partial reimbursement through deduction or collection from its suppliers, many of whom are also its partners. Thus, Rising is relegated to seeking payment from entities it must continue to rely on for future product supply.

FTS claim calculations vary from customer to customer – some use a replacement cost model and others use a contracted cost amount. The timing of when customer claims are made is also inconsistent; some claims are for prior periods as far back as several months.

Rising reviews all FTS claims and asserts a defense (and rebills the non-justifiable amount) to customers where appropriate.  Rising is in continuing negotiations with its customers to recover amounts that Rising believes are not justified.

Rising bills its partners, who are also its suppliers, for either (i) (with the exception of one partner) the full amount of the FTS claim, if the charge was caused by non-performance on the part of the partner; (ii) the partners profit split percentage if the charge was caused by shared non-performance; or (iii) another negotiated amount. Rising was reimbursed approximately $9,000 in FTS charges by supplier partners in 2018.

In the event that the profits distributed to a partner, including the partner’s share of FTS and other expenses such as returned goods are insufficient to cover such expenses, Rising typically records a receivable from such partner. These receivables are reviewed for collectability and a reserve is recorded if deemed appropriate. As of June 30, 2018, Rising recorded a reserve of $9,200 to reflect uncertainty around the collection of these amounts.

Rising has taken several steps to remediate FTS challenges, including (i) a concerted effort to improve inventory levels; (ii) the institution of enhanced tracking of supply levels to minimize future instances of FTS; (iii) the development of a robust supply and demand forecast to align customer and supplier expectations, and (iv) increased communications at senior levels with suppliers. In addition, the Company is accelerating the review and adjudication of FTS claims.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased by $1,409 for the year ended June 30, 2018, to $158,854, which represents a 0.9% increase from net sales of $157,445 for the prior year. In the first six months of the fiscal year, we experienced regulatory issues, price increases from suppliers, decrease in demand of several API and intermediate products, and new drug import regulations. In the second half of the fiscal year, we benefitted from an increase in demand of API products sold abroad, particularly in Germany, as well as an increase of APIs sold in the United States. Intermediates also saw an increase of products sold in France due to consumption of consignment stock quantities.

Performance Chemicals

Net sales for the Performance Chemicals segment increased to $177,991 for the year ended June 30, 2018, representing an increase of $12,513 or 7.6%, from net sales of $165,478 for the prior year. The Specialty Chemicals business experienced a rise in sales of $13,901 over the prior year. The rise in sales is partially due to an increase in domestic sales of $8,121 over a broad group of industries we serve and includes increased sales of agricultural and dye intermediates as well as surface agents and coatings. In addition, sales of Specialty Chemicals sold abroad increased $5,780, primarily from increased sales of lubricant and coatings additives. Performance Chemicals sales were impacted by a $1,388 drop in sales of our agricultural protection products, predominantly from a decline in sales of a wide-range insecticide used on various crops including cereals, citrus, cotton, grapes, ornamental grasses and vegetables and an insecticide used on cotton.

Gross Profit

Gross profit decreased $29,229 or 20.8% to $111,563 (15.8% of net sales) for the year ended June 30, 2018, as compared to $140,792 (22.1% of net sales) for the prior year.

Human Health

Human Health segment’s gross profit of $48,787 for the year ended June 30, 2018 decreased $29,322, or 37.5%, over the prior year. The gross margin of 13.0% was lower than the prior year’s gross margin of 24.8%. The decline in gross margin is primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers and failure to supply charges. In addition, certain of our partners have not performed in accordance with their agreements with such partners, which have caused us to incur additional costs.

Pharmaceutical Ingredients

Gross profit for the year ended June 30, 2018 for the Pharmaceutical Ingredients business decreased by $841 or 3.3% over the prior year. The gross margin of 15.5% for the year ended June 30, 2018 was also lower than the prior year’s gross margin of 16.2%. The decrease in gross profit and gross margin was primarily due to product mix on sales of APIs globally, including a drop in reorders of a certain API which typically yields a significantly higher gross margin.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $38,143 for the year ended June 30, 2018, versus $37,209 for the prior year, an increase of $934, or 2.5%. The gross margin at 21.4% for the year ended June 30, 2018 was lower than the prior year’s gross margin of 22.5%. The increase in gross profit was primarily due to $1,823 rise in gross profit for the Specialty Chemicals business as a result of sales volume increases. This increase in gross profit was partially offset by a decrease of $889 in gross profit for the Agricultural Protection Products business, as a result of the sales volume decline. The drop in gross margin from the prior year is a result of an unfavorable product mix on sales of Specialty Chemical products sold domestically.

Selling, General and Administrative Expenses

SG&A increased $20,036, or 19.6%, to $122,376 for the year ended June 30, 2018 compared to $102,340 for the prior year. As a percentage of sales, SG&A increased to 17.2% for the year ended June 30, 2018 versus 16.0% for the prior year. The increase reflected $20,799 of amortization expense associated with the purchased intangible assets related to the product purchase compared to $11,517 in the prior year. In fiscal 2018, we recorded $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation. The increase in SG&A is also due to an increase in consulting fees of $1,821 which includes $911 of consulting services provided by former Citron and Lucid employees in connection with the Transition Services Agreement associated with the product purchase agreement and outsourcing fees related to the accounting processes of Rising Health and Acetris Health. In addition, SG&A rose $4,530 due to an increase in professional fees and $4,221 related primarily to fees for financial advisors including our interim Chief Financial Officer. SG&A also increased due to an increase in payroll and related fringe benefits of $4,171, due primarily to annual merit increases as well as the hiring of certain key management personnel and an increase in environmental remediation charges related to Arsynco of $919. The increase in SG&A was offset in part by a reduction of $2,505 in the contingent consideration liability related to the acquisition of certain assets of Citron. SG&A for the prior year included $8,818 of transaction costs related to the product purchase agreement associated with Citron and Lucid.

Impairment Charges

During the year ended June 30, 2018, the Company recorded impairment charges of $256,266, all of which related to the Rising business segment. The impairment charges consisted of $235,110 of goodwill impairment charges and a $21,156 write-down of other identifiable intangible assets. For additional information regarding these impairment charges, see Note 6 to the Company’s Consolidated Financial Statements. There were no impairment charges recorded in the year ended June 30, 2017.

Research and Development Expenses

Research and development expenses (“R&D”) increased $35 or 0.4% to $7,933 for the year ended June 30, 2018 compared to $7,898 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

Operating (Loss) Income

Fiscal 2018 operating loss was $(275,012) compared to operating income of $30,554 in the prior year, a decrease of $305,566. Included in the 2018 fiscal operating loss are impairment charges discussed above.

Interest Expense

Interest expense was $20,855 for the year ended June 30, 2018, an increase of $5,085 from the prior year. The increase was primarily due to interest expense associated with the Second Amended and Restated Credit Agreement, which was entered into on December 21, 2016 to help fund our product acquisition, as well as additional interest associated with the $50,000 unsecured deferred payment obligation related to the product acquisition.

Interest and Other Income, Net

Interest and other income, net was $3,045 for the twelve months ended June 30, 2018, an increase of $468 from the prior period, primarily due to increases in foreign exchange gains.

Provision for Income Taxes

The effective tax rate for the year ended June 30, 2018 was (8.0)% compared to 34.5% for the prior year. During the year ended June 30, 2018, the Company recorded a valuation allowance of $76,500 against its U.S. net deferred tax assets. For additional information, see Notes 12 and 20 to the Company’s Consolidated Financial Statements and “Critical Accounting Policies – Taxes”. In accordance with the TCJA, for the year ended June 30, 2018, we recorded additional income tax expense of $13,739. In addition, we recorded $1,536 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate reflected in the TCJA to benefit our financial results and cash flow in future periods.

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

Net Sales

Net sales increased $79,794 or 14.3%, to $638,318 for the year ended June 30, 2017, compared with $558,524 for the prior year. We reported a sales increase in our Human Health segment and sales decreases in the Pharmaceutical Ingredients and Performance Chemicals segments.

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

Research and Development Expenses

Research and development expenses (“R&D”) decreased $39 or .5% to $7,898 for the year ended June 30, 2017 compared to $7,937 for the prior year. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which will likely cause fluctuation from quarter to quarter.

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

Liquidity and Capital Resources

Cash Flows

At June 30, 2018, we had $100,874 in cash, of which $21,269 was outside the United States, $3,030 in short-term investments, all of which is held outside the United States and $317,398 in debt (including the current portion), all of which is an obligation in the United States. The $21,269 of cash held outside of the United States is fully accessible to meet any liquidity needs of the countries in which we operate. The majority of the cash located outside of the United States is held by our European and Chinese operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the TCJA, we recorded $2,445 of additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

While significant demands on our cash persist, our cash position at June 30, 2018 increased $45,194 from the amount at June 30, 2017. Operating activities for the year ended June 30, 2018 provided cash of $101,806 for this period, as compared to cash provided of $44,567 for the prior year. The $101,806 resulted from a net loss of $316,121 offset by $315,460 derived from adjustments for non-cash items plus a net $102,467 increase from changes in operating assets and liabilities. The non-cash items included $256,266 in goodwill and intangible asset impairment charges, $32,812 in depreciation and amortization expense, a $1,822 environmental remediation charge, $6,181 for amortization of debt issuance costs and debt discount, and $7,782 in non-cash stock compensation expense, offset in part by $13,643 of deferred income tax expense, $2,173 of earnings on an equity investment in a joint venture and a $2,505 reversal of contingent consideration. Trade accounts receivable decreased $30,182 during the year ended June 30, 2018, due predominantly to a decrease in days sales outstanding, particularly at our Rising subsidiary, as well as an overall decline in sales in the fourth quarter of fiscal 2018. Accounts payable increased by $16,729 due to the timing of payments processed at the end of the year. Accrued expenses and other liabilities increased $52,195 due primarily to a rise in price concessions for our Rising business as well as the timing of income tax payments, particularly as it relates to the TCJA. Other receivables decreased $2,108 due primarily to settlement of other receivables at our Rising subsidiary.

Our cash position at June 30, 2017 decreased $11,148 from the amount at June 30, 2016. Operating activities for the year ended June 30, 2017 provided cash of $44,567 for this period, as compared to cash provided of $31,831 for the prior year. The $44,567 resulted from $11,376 in net income and $39,689 derived from adjustments for non-cash items less a net $6,498 decrease from changes in operating assets and liabilities. The non-cash items included $23,754 in depreciation and amortization expense, $2,336 of earnings on an equity investment in a joint venture, $504 for deferred income taxes, $5,847 for amortization of debt issuance costs and debt discount, $903 for an environmental remediation charge related to Arsynco, $6,956 in non-cash stock compensation expense and $4,502 in amortization of inventory step-up. Trade accounts receivable increased $34,198 during the year ended June 30, 2017, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, whose customers typically yield a longer payment term due to industry standards and recent consolidation of wholesalers and retail drug chains. In addition, trade accounts receivable increased due to an increase in sales from the fourth quarter of 2016. Inventories increased by $2,958 and accounts payable decreased by $3,097 due primarily to increased inventories held in stock in Europe to support the nutritional and intermediates business. Accrued expenses and other liabilities increased $30,610 due primarily to a rise in price concessions and partnered product liabilities for our Rising business.

Investing activities for the year ended June 30, 2018 used cash of $8,281. This use of cash reflects purchases of investments, intangible assets and property and equipment of $10,345, partially offset by sales of investments in time deposits of $2,064. Investing activities for the year ended June 30, 2017 used cash of $276,378. This use of cash reflects purchases of intangible assets and property and equipment of $5,252, partially offset by sales of investments in time deposits of $909 and payment for net assets acquired of $270,000. Investing activities for the year ended June 30, 2016 used cash of $9,894 for purchases of property and equipment, intangible assets and investments.

Financing activities for the year ended June 30, 2018 used cash of $48,863, primarily for repayment of bank loans of $43,181. Financing activities also included payment of cash dividends of $6,288. Financing activities for the year ended June 30, 2017 provided cash of $220,162. In November 2015, we offered $143,750 of 2% convertible senior notes due 2020 in a private offering. As a direct result of the convertible debt offering, we repaid $42,697 of bank borrowings. Financing activities also included bank borrowings of $275,000, $7,831 payment of cash dividends, payment of deferred financing costs of $5,407 and $546 of excess income tax benefits on stock option exercises and restricted stock. Financing activities for the year ended June 30, 2016 provided cash of $10,855 primarily from the proceeds of convertible senior notes of $143,750 offset by $122,697 of repayment of bank borrowings, $7,084 payment of cash dividends, $13,685 proceeds from the sale of warrants, purchased a hedge for $27,174, paid $5,153 for debt issuance costs and a $1,500 payment of contingent consideration to the former owners of Rising.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At June 30, 2018, the Company had available lines of credit with foreign financial institutions totaling $1,822, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company was permitted to borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans , (ii) ABR Loans or (iii) a combination thereof. As of June 30, 2018, the Company borrowed Revolving Loans (as defined under the A&R Credit Agreement) aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 5.00% to 5.02% at June 30, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of June 30, 2018, the remaining amount outstanding under the Initial Term Loan was $127,500 and was payable as a Eurodollar Loan at an interest rate of 4.83%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at June 30, 2018 and June 30, 2017.

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

As of March 31, 2018, the Company was in compliance with all of its financial covenants except for the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) reducing the available revolving commitment thereunder to $100,000, and (b) during the period commencing on the closing of the May 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018 (the “May 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018, then the May 2018 Amendment Limitation Period shall continue indefinitely): (i) fixing the applicable margin with respect to all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is 1.50% in the case of ABR Loans and 2.50% in the case of Eurodollar Loans , (ii) fixing the commitment fee on the undrawn revolving commitments under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is 0.40% per annum, (iii) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (iv) restricting the amount of dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ended June 30, 2018 and, during the May 2018 Amendment Limitation Period, restricting the Company from making any other dividends or distributions to its shareholders thereafter and (v) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

In accordance with GAAP, we had classified the indebtedness outstanding under the Company’s credit facility as a current liability as of March 31, 2018. This differs from the customary treatment heretofore applicable to indebtedness outstanding under the Company’s credit facility, in which only the portion of such indebtedness payable within one year from the balance sheet date has been recorded as a current liability.  The May 2018 Amendment applied solely to the non-compliance with certain financial covenants as of March 31, 2018 and thus did not waive non-compliance with any financial covenants as of June 30, 2018. As of March 31, 2018, it was probable that the Company would not comply with certain financial covenants as of June 30, 2018 in the absence of a material change in the Company’s operating results.  That probability was the factor that caused the Company to reclassify its indebtedness as of March 31, 2018. While the Company believed at that time that if the Company cooperated with its lenders during the ensuing 90 days, it was probable that the lenders would amend the financial covenants prior to June 30, 2018 or grant comparable waivers as of June 30, 2018, that probability was not sufficient to enable the Company to avoid reclassifying its indebtedness as of March 31, 2018.

As of June 30, 2018, the Company was not in compliance with its financial covenants relating to its maximum total net leverage ratio, maximum senior secured net leverage ratio and minimum debt service coverage ratio. As the Company anticipated, the Company and its lenders were able to reach agreement upon an amendment to the A&R Credit Agreement (referred to herein as the “September 2018 Amendment”). The September 2018 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the total net leverage ratio, senior secured net leverage ratio and debt service coverage ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans and 7.00% in the case of Eurodollar Loans, (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (referred to herein as “the September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity plus Foreign Liquidity and the undrawn portion of the Revolving Commitment (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit, (e) permitting the purchase, during fiscal 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangibles assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

By virtue of the terms of the September 2018 Amendment, at June 30, 2018, the Company’s consolidated balance sheet reflects the customary treatment applicable to indebtedness outstanding under the Company’s credit facility, in which only the portion of such indebtedness payable within one year from the balance sheet date has been recorded as a current liability. See “Working Capital Outlook.”

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of June 30, 2018 is $85,000.

Working Capital Outlook

Working capital was $200,109 at June 30, 2018 compared to $248,750 at June 30, 2017 and $27,419 at March 31, 2018. The decline at March 31, 2018 reflected the classification of all of the debt outstanding under our credit facility as current liabilities. Based on the terms of the September 2018 Amendment to our credit facility, our working capital at June 30, 2018 reflects the classification of the debt outstanding under our credit facility in a manner consistent with the customary treatment at June 30, 2017, in which only the portion of such indebtedness payable within one year of the balance sheet date is recorded as a current liability.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that will bear interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of June 30, 2018, the Company accrued $683 related to this contingent consideration.

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

We currently expect to spend approximately $3,825 for capital expenditures during fiscal 2019. In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,701 over the next twelve months.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $5,535 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Consolidated Balance Sheet as of June 30, 2018.

As noted above, in order to avoid a default with respect to certain financial covenants under its credit facilities, the Company first entered into the May 2018 Amendment and then entered into the September 2018 Amendment. The September 2018 Amendment, among other things, substantially restricts the Company’s borrowing capacity, increases and fixes the pricing with respect to all loans and letters of credit issued and outstanding under the credit facilities and adds an additional financial covenant, in the form of a minimum liquidity covenant. The significant decline in the market price of the Company’s common stock, and the uncertainties associated with pending legal proceedings, render it difficult for the Company to access the equity markets at the present time. As described herein, the Company is also incurring substantial expenses to address the business and financial challenges previously discussed. While the Company had over $100,000 in cash as of June 30, 2018, and while its operating businesses continue to generate substantial cash, the current demands upon the Company and its liquidity are significant. We believe that our cash, liquid assets and operating cash flows, together with liquidity that may be generated through our previously announced plans to consider strategic alternatives, will provide us with adequate resources to fund our working capital needs for the next twelve months.

Off-Balance Sheet Arrangements and Commitments and Contingencies

We have no material financial commitments other than those under bank borrowings, convertible debt, operating lease agreements, letters of credit and unconditional purchase obligations. We have certain contractual cash obligations and other commercial commitments that will affect our short and long-term liquidity. At June 30, 2018, we had no significant obligations for capital expenditures.

At June 30, 2018, contractual cash obligations and other commercial commitments were as follows:

Contractual Obligations	Payments Due and/or Amount of Commitment (Expiration per Period)
	Total	Less than 1 year	1-3 Years	3-5 Years	After 5 years

Long-term debt obligations (a)	$317,398	$14,482	$156,787	$144,549	$1,580

Interest on long term debt obligations (b)	6,708	2,875	3,833	-	-

Deferred payment (c)	58,692	2,500	5,000	51,192	-

Operating leases	14,597	2,827	3,692	2,380	5,698

Commercial letters of credit	1,552	1,552	-	-	-

Standby letters of credit	1,737	1,737	-	-	-

Unconditional purchase obligations	175,136	175,136	-	-	-

Other (d)	8,090	1,352	6,738	-	-

Total	$583,910	$202,461	$176,050	$198,121	$7,278

(a) Long-term debt obligations include Convertible Senior Notes due November 2020 and assumes that no notes are converted prior to the November 1, 2020 maturity date. (See Note 9, Debt, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.). Interest on the loans is not included in the above table as the majority of the interest on the debt is variable in nature. As of June 30, 2018, interest on these variable loans ranged from 4.83% to 5.02%.

(b) Represents 2% interest due semi-annually on our Convertible Senior Notes due November 2020 and assumes all interest is paid and the notes are not converted prior to the November 1, 2020 due date. This amount could change if any noteholders convert their notes prior to the due date.

(c) Represents the unsecured deferred payment due to the sellers on December 21, 2021 in connection with the acquisition of certain products and related assets from Citron and Lucid, including interest at a rate of 5% per annum.

(d) Includes future obligations to certain employees in accordance with service agreements.

Other significant commitments and contingencies include the following:

1.	A subsidiary of ours markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. We are presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, we plan to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition cost of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,701 through fiscal 2019 of which $0 has been accrued as of June 30, 2018 and June 30, 2017.

2.	We, together with our subsidiaries, are subject to various claims which have arisen in the normal course of business. We provide for costs related to contingencies when a loss from such claims is probable and the amount is reasonably determinable. In determining whether it is possible to provide an estimate of loss, or range of possible loss, we review and evaluate our litigation and regulatory matters on a quarterly basis in light of potentially relevant factual and legal developments. If we determine an unfavorable outcome is not probable or reasonably estimable, we do not accrue for a potential litigation loss. While we have determined that there is a reasonable possibility that a loss has been incurred, no amounts have been recognized in the financial statements, other than what has been discussed below, because the amount of the liability cannot be reasonably estimated at this time.

3.	The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $22,900 and $24,700. Remediation commenced in fiscal 2010, and as of June 30, 2018 and June 30, 2017, a liability of $5,746 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2018, the Company recorded environmental remediation charges of $1,822, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. In June 2018, the Company entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer. A closing date has not yet been set as the buyer’s due diligence has not yet been completed. The sale price supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results, cash flows and liquidity when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2018 and 2017 is $2,586 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

5.	The Company and certain of its current and former officers are named defendants in two putative securities class actions (the “Securities Class Action Lawsuits”) filed in the United States District Court for the Eastern District of New York in April 2018, captioned Mulligan v. Aceto Corporation, et al, No. 2:18-cv-02425, and Yang v. Aceto Corporation, No. 1:18-cv-02437. The complaints arise from the April 19, 2018 drop in the Company’s stock price following the Company’s announcement on April 18, 2018 that it would recognize a substantial impairment charge for the third fiscal quarter. The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements in public filings with the SEC, and seek unspecified damages. On June 26, 2018, five motions were filed seeking to appoint lead plaintiff and approve lead plaintiff’s counsel pursuant to the Private Securities Litigation Reform Act of 1995, as well as to consolidate the Mulligan or Yang actions. Three motions were subsequently withdrawn or abandoned, and the remaining two motions are pending before the Court. Following the appointment of a lead plaintiff, the Company expects that the appointed lead plaintiff will file a single consolidated amended class action complaint to supersede the earlier complaints. The Company intends to vigorously defend itself.

Impact of New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-02.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. The Company elected to early adopt this ASU in the third quarter of fiscal 2018. (See Note 2 to the Consolidated Financial Statements- Summary of Significant Accounting Policies).

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the year ended June 30, 2018, the Company recorded additional tax expense of $1,536, associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, that replace existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. These ASU’s are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of these ASU’s and anticipates recognition of additional assets and corresponding liabilities relating to these leases on its consolidated balance sheet, but does not expect the adjustment to be material assuming no changes in lease activity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and required an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 has no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the consolidated financial statements of the Company.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. The Company has completed its comprehensive evaluation of the amended guidance following the five-step model, including identification of revenue streams and determined that the timing of recognition of revenue will be substantially unchanged under the amended guidance. Further evaluation is needed to determine if additional disclosures are required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this amended standard in the first quarter of fiscal 2019 on a modified retrospective basis in which we recognized the cumulative effect of adoption as an adjustment to retained earnings at the date of initial application. The adoption of Topic 606 did not have a material impact on the Company’s results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $3,030 at June 30, 2018 and $2,046 at June 30, 2017. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At June 30, 2018, we had foreign currency contracts outstanding that had a notional amount of $56,108. At June 30, 2017, our outstanding foreign currency contracts had a notional amount of $62,187. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at June 30, 2018, was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On June 30, 2018, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of June 30, 2018, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,573. On June 30, 2017, such potential loss amounted to $8,869. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of June 30, 2018 is $85,000. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge was primarily based on observable interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this Item 8 are set forth later in this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report. Due to the material weakness in internal control over financial reporting described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting

Other than the implementation of a new ERP system at our Rising subsidiary, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, we assessed, as of June 30, 2018, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment using those criteria, management identified the material weakness described below and therefore concluded that our internal control over financial reporting as of June 30, 2018 was not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In completing our work with respect to the consolidated financial statements presented in this report, we evaluated the deficiencies in our internal controls over financial reporting and determined that our internal control over financial reporting was not effective due to a material weakness in our controls over income tax accounting.  Specifically, the execution of the controls over the application of the accounting literature to the measurement of deferred taxes did not operate effectively in relation to the assessment of the realizability of our deferred tax assets, and the need for a valuation allowance.

Our internal control over financial reporting as of June 30, 2018, has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aceto Corporation

Port Washington, NY

Opinion on Internal Control over Financial Reporting

We have audited Aceto Corporation and subsidiaries’ (the “Company’s”) internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).  In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule (collectively referred to as “the financial statements”) and our report dated September 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding the design and effectiveness of internal control over financial reporting related to the execution of the controls over the application of the accounting literature to the measurement of deferred taxes did not operate effectively in relation to the assessment of the realizability of the Company’s deferred tax assets, and the need for valuation allowances. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended June 30, 2018, and this report does not affect our report dated September 28, 2018 on those financial statements and financial statement schedule.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Melville, NY

September 28, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated herein by reference to our definitive proxy statement (“the Annual Meeting Proxy Statement”) to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders. In the event we do not file the Annual Meeting Proxy Statement within 120 days after the end of our fiscal year, the information will be provided instead by an amendment to this report filed not later than 120 days after the end of our fiscal year.

Item 11. Executive Compensation

Incorporated herein by reference to our Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders. In the event we do not file the Annual Meeting Proxy Statement within 120 days after the end of our fiscal year, the information will be provided instead by an amendment to this report filed not later than 120 days after the end of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, not already provided in the table below, is incorporated herein by reference to our Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders. In the event we do not file the Annual Meeting Proxy Statement within 120 days after the end of our fiscal year, such information will be provided instead by an amendment to this report filed not later than 120 days after the end of our fiscal year.

The following table states certain information with respect to our equity compensation plans at June 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	129	$7.44	2,059

Equity compensation plans not approved by security holders	-	-	-
Total	129	$7.44	2,059

Item 13. Certain Relationships and Related Transactions and Director Independence

Incorporated herein by reference to our Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders. In the event we do not file the Annual Meeting Proxy Statement within 120 days after the end of our fiscal year, the information will be provided instead by an amendment to this report filed not later than 120 days after the end of our fiscal year.

Item 14. Principal Accounting Fees and Services

Incorporated herein by reference to our Annual Meeting Proxy Statement to be filed with the Securities and Exchange Commission with respect to our annual meeting of shareholders. In the event we do not file the Annual Meeting Proxy Statement within 120 days after the end of our fiscal year, the information will be provided instead by an amendment to this report filed not later than 120 days after the end of our fiscal year.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description
2.1	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Product Purchase Agreement, by and among Aceto Corporation, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.4	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.5

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

10.22	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.23	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.24	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.25	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.26	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.27	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.28	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.34	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.35	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.36	Purchase Agreement, dated November 10, 2015, by and among Aceto Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.37	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.38	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.39	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.40	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.42	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.43	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.44	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.45	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.46	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.47	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

10.48	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.50	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

10.51	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.52	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.53	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.54	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

10.55	Separation Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2017).

10.56	Employment Letter Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2017).

10.57	Change in Control Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated October 17, 2017).

10.58	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2017 by and among the Company, certain other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2017).

10.59	Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2018).

10.60	Change in Control Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2018).

10.61	Second Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of May 3, 2018 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated May 7, 2018).

10.62	Third Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of September 11, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2018).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

None

ACETO CORPORATION AND SUBSIDIARIES

All other schedules are omitted because they are not required or the information required is given in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Aceto Corporation

Port Washington, NY

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Aceto Corporation (the “Company”) and subsidiaries as of June 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended June 30, 2018, and the related notes and schedule presented in Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at June 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated September 28, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005

Melville, NY

September 28, 2018

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2018 AND 2017

(in thousands, except per-share amounts)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$100,874	$55,680
Investments	3,030	2,046
Trade receivables: less allowance for doubtful accounts (2018, $987; 2017, $485)	247,246	277,489
Other receivables	9,664	12,066
Inventory	137,076	136,387
Prepaid expenses and other current assets	4,737	3,941
Deferred income tax asset, net	-	546
Total current assets	502,627	488,155

Property and equipment, net	14,180	10,428
Property held for sale	6,113	7,152
Goodwill	1,883	236,970
Intangible assets, net	234,602	285,081
Deferred income tax asset, net	-	19,453
Other assets	7,619	7,546

TOTAL ASSETS	$767,024	$1,054,785

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,482	$14,466
Accounts payable	106,790	90,011
Accrued expenses	181,246	134,928
Total current liabilities	302,518	239,405

Long-term debt	302,916	339,200
Long-term liabilities	64,558	61,449
Environmental remediation liability	211	2,339
Deferred income tax liability	1,536	7,325
Total liabilities	671,739	649,718

Commitments and contingencies (Note 16)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized at June 30, 2018 and June 30, 2017; 30,787 and 30,094 shares issued and outstanding at June 30, 2018 and 2017, respectively	308	301
Capital in excess of par value	222,599	214,198
(Accumulated deficit) retained earnings	(126,737)	195,680
Accumulated other comprehensive loss	(885)	(5,112)
Total shareholders’ equity	95,285	405,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$767,024	$1,054,785

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

	2018	2017	2016

Net sales	$711,359	$638,318	$558,524
Cost of sales	599,796	497,526	415,739
Gross profit	111,563	140,792	142,785

Selling, general and administrative expenses	122,376	102,340	76,820
Impairment charges	256,266	-	-
Research and development expenses	7,933	7,898	7,937
Operating (loss) income	(275,012)	30,554	58,028

Other (expense) income:
Interest expense	(20,855)	(15,770)	(6,997)
Interest and other income, net	3,045	2,577	2,823
	(17,810)	(13,193)	(4,174)

(Loss) income before income taxes	(292,822)	17,361	53,854
Income tax provision	23,299	5,985	19,088
Net (loss) income	$(316,121)	$11,376	$34,766

Basic (loss) income per common share	$(8.98)	$0.35	$1.19

Diluted (loss) income per common share	$(8.98)	$0.35	$1.18

Weighted average shares outstanding:
Basic	35,216	32,283	29,110
Diluted	35,216	32,632	29,581

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands)

	2018	2017	2016

Net (loss) income	$(316,121)	$11,376	$34,766

Other comprehensive income (loss):
Foreign currency translation adjustments	1,857	1,780	368

Change in fair value of interest rate swaps	2,420	(581)	(149)

Reclassification for realized loss on interest rate swap included in interest expense	-	-	487

Defined benefit plans, net of tax of $(24), $7 and $31, respectively	(50)	14	65

Total other comprehensive income	4,227	1,213	771

Comprehensive (loss) income	$(311,894)	$12,589	$35,537

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands)

	2018	2017	2016

Operating activities:
Net (loss) income	$(316,121)	$11,376	$34,766
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,812	23,754	12,698
Amortization of debt issuance costs and debt discount	6,181	5,847	3,496
Amortization of deferred financing costs	1,116	570	-
Provision for doubtful accounts	516	(3)	76
Non-cash stock compensation	7,782	6,956	6,719
Deferred income taxes	13,643	(504)	(18)
Earnings on equity investment in joint venture	(2,173)	(2,336)	(2,060)
Contingent consideration	(2,505)	-	(1,074)
Amortization of inventory step-up	-	4,502	-
Environmental remediation charge	1,822	903	1,313
Impairment charges	256,266	-	-
Changes in assets and liabilities:
Trade accounts receivable	30,182	(34,198)	(6,149)
Other receivables	2,108	185	136
Inventory	(22)	(2,958)	(2,489)
Prepaid expenses and other current assets	(774)	1,209	(243)
Other assets	(443)	(157)	(557)
Accounts payable	16,729	(3,097)	(8,937)
Accrued expenses and other liabilities	52,195	30,610	(7,689)
Distributions from joint venture	2,492	1,908	1,843
Net cash provided by operating activities	101,806	44,567	31,831

Investing activities:
Payment for net assets acquired	-	(270,000)	-
Purchases of investments	(3,103)	(2,035)	(34)
Sales of investments	2,064	909	2,517
Payments for intangible assets	(1,471)	(3,359)	(11,249)
Purchases of property and equipment, net	(5,771)	(1,893)	(1,128)
Net cash used in investing activities	(8,281)	(276,378)	(9,894)

Financing activities:
Proceeds from exercise of stock options	606	551	729
Excess income tax benefit on stock option exercises and restricted stock	-	546	1,219
Payment of cash dividends	(6,288)	(7,831)	(7,084)
Payment of contingent consideration	-	-	(1,500)
Proceeds from convertible senior notes	-	-	143,750
Payment for debt issuance costs	-	-	(5,153)
Proceeds from sold warrants	-	-	13,685
Purchase of call option (hedge)	-	-	(27,174)
Termination payment for interest rate swap	-	-	(420)
Borrowings of bank loans	-	275,000	15,500
Payment for deferred financing costs	-	(5,407)	-
Repayment of bank loans	(43,181)	(42,697)	(122,697)
Net cash (used in) provided by financing activities	(48,863)	220,162	10,855

Effect of foreign exchange rate changes on cash	532	501	16

Net increase (decrease) in cash and cash equivalents	45,194	(11,148)	32,808
Cash and cash equivalents at beginning of period	55,680	66,828	34,020
Cash and cash equivalents at end of period	$100,874	$55,680	$66,828

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

	Common Stock		Capital in Excess of	(Accumulated Deficit) Retained	Accumulated Other Comprehensive
	Shares	Amount	Par Value	Earnings	Income (Loss)	Total
Balance at June 30, 2015	29,147	$292	$93,807	$164,603	$(7,096)	$251,606

Net income	-	-	-	34,766	-	34,766
Other comprehensive income	-	-	-	-	771	771
Stock issued pursuant to employee stock incentive plans	7	-	113	-	-	113
Issuance of restricted stock, net of forfeitures	346	3	(3)	-	-	-
Sale of warrants	-	-	13,685	-	-	13,685
Purchase of call option (hedge)	-	-	(27,174)	-	-	(27,174)
Allocation of proceeds from convertible senior notes	-	-	27,241	-	-	27,241
Equity component of debt issuance costs	-	-	(976)	-	-	(976)
Deferred taxes related to convertible senior notes	-	-	330	-	-	330
Dividends declared ($0.24 per share)	-	-	-	(7,170)	-	(7,170)
Share-based compensation	-	-	6,697	-	-	6,697
Exercise of stock options	95	1	728	-	-	729
Tax benefit from employee stock incentive plans	-	-	1,219	-	-	1,219
Balance at June 30, 2016	29,595	$296	$115,667	$192,199	$(6,325)	$301,837

Net income	-	-	-	11,376	-	11,376
Other comprehensive income	-	-	-	-	1,213	1,213
Stock issued pursuant to employee stock incentive plans	5	-	109	-	-	109
Issuance of restricted stock, net of forfeitures	424	4	(4)	-	-	-
Stock to be issued in connection with acquisition of assets of Citron and Lucid	-	-	90,400	-	-	90,400
Dividends declared ($0.26 per share)	-	-	-	(7,895)	-	(7,895)
Share-based compensation	-	-	6,930	-	-	6,930
Exercise of stock options	70	1	550	-	-	551
Tax benefit from employee stock incentive plans	-	-	546	-	-	546
Balance at June 30, 2017	30,094	$301	$214,198	$195,680	$(5,112)	$405,067

Net loss	-	-	-	(316,121)	-	(316,121)
Other comprehensive income	-	-	-	-	4,227	4,227
Stock issued pursuant to employee stock incentive plans	2	-	40	-	-	40
Issuance of restricted stock, net of forfeitures	595	6	(6)	-	-	-
Dividends declared ($0.205 per share)	-	-	-	(6,296)	-	(6,296)
Share-based compensation	-	-	7,762	-	-	7,762
Exercise of stock options	96	1	605	-	-	606
Balance at June 30, 2018	30,787	$308	$222,599	$(126,737)	$(885)	$95,285

See accompanying notes to consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Reclassifications

Certain reclassifications between trade receivables and accrued expenses have been made to the prior period consolidated balance sheet to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses reported in those financial statements and the disclosure of contingent assets and liabilities at the date of the financial statements. These judgments can be subjective and complex, and consequently actual results could differ from those estimates and assumptions. The Company’s most critical accounting estimates relate to revenue recognition; allowance for doubtful accounts; inventory; goodwill and other indefinite-life intangible assets; long-lived assets; environmental matters and other contingencies; income taxes; stock-based compensation; and purchase price allocation.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments with original maturities at the time of purchase of three months or less to be cash equivalents. Included in cash equivalents as of June 30, 2018 and June 30, 2017 is $343 and $220, respectively, of restricted cash.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss as of June 30, 2018 and 2017 are as follows:

	2018	2017
Cumulative foreign currency translation adjustments	$(2,483)	$(4,340)
Fair value of interest rate swaps	1,839	(581)
Defined benefit plans, net of tax	(241)	(191)
Total	$(885)	$(5,112)

The foreign currency translation adjustments for the years ended June 30, 2018 and 2017 primarily relate to the fluctuation of the conversion rate of the Euro. The currency translation adjustments are not adjusted for income taxes as they relate to indefinite investments in non-US subsidiaries.

Common Stock

At the annual meeting of shareholders of the Company, held on December 15, 2015, the Company’s shareholders approved the proposal to amend Aceto’s Certificate of Incorporation to increase the total number of authorized shares of common stock from 40,000 shares to 75,000 shares.

Cash dividends of $0.065 per common share were paid in September, December, March of fiscal year 2018 and a cash dividend of $0.01 per common share was paid in June of fiscal year 2018. Cash dividends of $0.065 per common share were paid in September, December, March and June of fiscal year 2017. Cash dividends of $0.06 per common share were paid in September, December, March and June of fiscal year 2016. On September 6, 2018, the Company's board of directors declared a regular quarterly dividend of $.01 per share to be distributed on October 9, 2018 to shareholders of record as of September 24, 2018.

On May 4, 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. The Company did not repurchase shares in fiscal 2018 or fiscal 2017.

The Board of Directors has authority under the Company’s Restated Certificate of Incorporation to issue shares of preferred stock with voting and other relative rights to be determined by the Board of Directors.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

Stock-based Compensation

GAAP requires that all stock-based compensation be recognized as an expense in the financial statements and that such costs be measured at the fair value of the award. GAAP also requires that excess tax benefits related to stock option exercises be reflected as operating cash inflows.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

The following table summarizes activity in the consolidated balance sheet for contra assets and liability for price concessions for the years ended June 30, 2018, 2017 and 2016:

	Accruals for Chargebacks, Rebates, Returns and Other Allowances
			Government	Non-Governmental	Sales
	Chargebacks	Returns	Reimbursed Rebates	Rebates & Other	Discounts
Balance at June 30, 2015	$32,167	$30,692	$938	$4,335	$2,682
Current year provision	247,186	7,618	5,124	90,915	10,267
Credits issued during the year	(256,638)	(15,482)	(4,750)	(88,048)	(10,526)
Balance at June 30, 2016	$22,715	$22,828	$1,312	$7,202	$2,423
Acquisitions	23,526	1,496	4,500	28,944	2,360
Current year provision	431,606	19,666	7,694	178,623	20,129
Credits issued during the year	(417,928)	(11,631)	(4,642)	(158,836)	(18,875)
Balance at June 30, 2017	$59,919	$32,359	$8,864	$55,933	$6,037
Current year provision	594,258	26,228	21,258	229,453	21,573
Credits issued during the year	(587,490)	(17,076)	(20,464)	(199,127)	(21,202)
Balance at June 30, 2018	$66,687	$41,511	$9,658	$86,259	$6,408

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related reserve. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. The Company has not experienced any significant changes in its estimates as it relates to its chargebacks, rebates, sales discounts or product returns in each of the years in the three year period ended June 30, 2018.

Partnered Products

The Company has various products that are subject to one of two types of collaborative arrangements with certain pharmaceutical companies. One type of arrangement relates to the Company’s finished dosage form generics business acting strictly as a distributor and purchasing products at arm’s length; in that type of arrangement, there is no profit sharing element. The second type of collaborative arrangement results in a profit sharing agreement between the Company and a developer and/or manufacturer of a finished dosage form generic drug. Both types of collaborative arrangements are conducted in the ordinary course of Rising’s business. The nature and purpose of both of these arrangements is for the Company to act as a distributor of finished dose products to its customers.  Under these arrangements, the Company maintains distribution rights with respect to specific drugs within the U.S. marketplace.  Generally, the distribution rights are exclusive rights in the territory.  In certain arrangements, the Company is required to maintain service level minimums including, but not limited to, market share and purchase levels, in order to preserve the exclusive rights.  The Company’s accounting policy with respect to these collaborative arrangements calls for the Company to present the sales and associated costs on a gross basis, with the amounts of the shared profits earned by the pharmaceutical companies on sales of these products, if applicable, included in cost of sales in the consolidated statements of income. The shared profits are settled on a quarterly basis. For each of the fiscal years 2018, 2017 and 2016, there was approximately $61,587, $54,454 and $41,036 respectively, of shared profits included in cost of sales, related to these types of collaborative arrangements. In the case of a collaborative arrangement where the Company solely acts as a distributor and purchases product at arm’s length, the costs of those purchases are included as a cost of sales similar to any other purchase arrangement.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Net (Loss) Income Per Common Share

Basic (loss) income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding for the fiscal years ended June 30, 2018, 2017 and 2016:

	2018	2017	2016

Weighted average shares outstanding	35,216	32,283	29,110

Dilutive effect of stock options and restricted stock awards and units	-	349	471

Diluted weighted average shares outstanding	35,216	32,632	29,581

The effect of approximately 149 common equivalent shares for the year ended June 30, 2018 was excluded from the diluted weighted average shares outstanding due to a net loss for the year. There were 386 common equivalent shares outstanding for the year ended June 30, 2018 that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive.

The Convertible Senior Notes (see Note 9) will only be included in the dilutive net (loss) income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

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

The Company assesses the need to record a valuation allowance against its deferred tax assets based on the consideration of all available positive and negative evidence, using a more likely than not standard. This assessment considers, among other matters, recent losses; a forecast of future income or losses; the ability to carryback and carryforward losses; the Company's experience with tax attributes expiring unused; and tax planning strategies.

For a tax position that meets the more-likely-than-not recognition threshold, the tax benefit is measured as the largest amount that is judged to have a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. Interest and penalties recognized on the liability for unrecognized tax benefits is recorded as income tax expense.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The components of property and equipment were as follows:

	June 30, 2018	June 30, 2017	Estimated useful life (years)
Machinery and equipment	$1,198	$398	3-7
Leasehold improvements	2,641	979	Shorter of asset life or lease term
Computer equipment and software	9,589	7,255	3-5
Furniture and fixtures	2,638	2,094	5-10
Automobiles	194	184	3
Building	8,652	8,678	20
Land	1,958	1,967	-
	26,870	21,555
Accumulated depreciation and amortization	12,690	11,127
	$14,180	$10,428

Property held for sale represents land and land improvements of $6,113 and $7,152 at June 30, 2018 and 2017, respectively. See Note 8, “Environmental Remediation” for further discussion on property held for sale.

Depreciation and amortization of property and equipment amounted to $2,006, $1,520 and $1,522 for the years ended June 30, 2018, 2017, and 2016 respectively.

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

The Company accounts for goodwill and intangible assets in accordance with ASC 350, Intangibles – Goodwill and Other (“ASC 350”). ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. During the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals reporting unit (which is part of the Human Health segment) had a decline in actual and forecasted revenue and earnings due to the persistent adverse conditions in the generics market. In addition, as previously discussed, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary (part of the Rising reporting unit which is part of the Human Health segment) in a product purchase agreement with an entity formerly known as Lucid Pharma LLC were not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on these indicators, the Company determined that it was necessary to perform an interim goodwill impairment analysis at March 31, 2018 for its Rising reporting unit. The Company elected to early adopt Accounting Standards Update (“ASU”) 2017-04, Intangibles- Goodwill and Other (Topic 350), during the third quarter of fiscal 2018 which eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge is recognized if the carrying amount of a reporting unit is greater than its fair value. The fair value of the Rising reporting unit was estimated using many assumptions and estimates and a market participant approach that directly impacts the results of the testing. In making these assumptions and estimates, the Company used industry accepted valuation models and set criteria that were reviewed and approved by various levels of management. Accordingly, with respect to the third quarter of fiscal 2018, the Company recognized a pre-tax non-cash goodwill impairment charge of $235,110 related to the Rising reporting unit.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are Level 3 inputs.  As noted above, during the third quarter of fiscal 2018, the Company’s Rising Pharmaceuticals subsidiary had a decline in actual and forecasted revenue and earnings and therefore the Company performed an impairment test on the related intangibles. The projected undiscounted cash flows for certain intangibles were determined to be less than the carrying value, and as a result, the Company recognized an impairment charge of $5,745 in the third quarter of fiscal 2018. Additionally, as previously noted, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary in a product purchase agreement with an entity formerly known as Lucid Pharma LLC are not in compliance with the federal Trade Agreement Act country-of-origin provisions of a clause contained in the government supply contracts acquired from Lucid. Based on this, the Company performed an impairment test on the related intangible asset and recognized an impairment charge of $15,411 on the customer relationships intangible asset in the third quarter of fiscal 2018. There were no impairment charges in fiscal 2017 and 2016.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

(3) Business Combinations

On December 21, 2016, wholly owned subsidiaries of Rising Pharmaceuticals, Inc. (“Rising”), a wholly owned subsidiary of Aceto, completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the United States. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government.

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

At closing, Aceto paid the sellers $270,000 in cash, committed to make a $50,000 unsecured deferred payment that bears interest at a rate of 5% per annum to the sellers on December 21, 2021 and agreed to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides the sellers with a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. In the third quarter of fiscal 2018, the Company reversed $2,505 of contingent consideration due to management’s evaluation and assessment of the financial performance of these products. As of June 30, 2018, the Company accrued $683 related to this contingent consideration.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The fair values of the net assets acquired were determined using discounted cash flow analyses and estimates made by management. The preliminary purchase price was allocated to intangible assets as follows: approximately $169,071 to goodwill, which is nonamortizable under generally accepted accounting principles and is deductible for income tax purposes; approximately $135,700 of product rights, amortizable over a period of approximately ten years; approximately $88,800 of customer relationships, amortizable over approximately eleven years; and approximately $350 of trademarks, amortizable over a period of approximately six months. Amortization of the acquired intangible assets is deductible for income tax purposes. Goodwill represents the excess of the preliminary purchase price paid over the fair value of the underlying net assets acquired and was allocated to the Human Health Segment. The Company recorded $250,521 of impairment charges on goodwill and intangible assets during the year ended June 30, 2018 related to this product acquisition (see Note 2).

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

For the period from December 22, 2016 to June 30, 2017, net sales and income before income taxes from the product acquisition was approximately $122,118 and $7,437, respectively, which have been included in the Consolidated Statement of Operations for the year ended June 30, 2017. The following represents unaudited pro forma operating results as if the operations of Rising Health and Acetris Health had been included in the Company’s consolidated statements of operations as of July 1, 2015.

	Year ended
	June 30,
	2017	2016

Net sales	$739,318	$731,100
Net income	24,166	30,469
Basic net income per common share	$0.70	$0.89
Diluted net income per common share	$0.69	$0.88

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

(4) Investments

A summary of short-term investments was as follows:

	June 30, 2018	June 30, 2017
Held to Maturity Investments
Time deposits	$3,030	$2,046

Short-term investments consist of time deposits that the Company classifies as held-to-maturity and are recorded at cost plus accumulated interest. The Company has classified all investments with maturity dates of greater than three months as current since it has the ability to redeem them within the year and amounts are available for current operations.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At June 30, 2018, the Company had foreign currency contracts outstanding that had a notional amount of $56,108. Unrealized gains (losses) on hedging activities for the years ended June 30, 2018, 2017, and 2016, amounted to $244, $(515) and $(10), respectively, and are included in interest and other income, net, in the consolidated statements of income. The contracts have varying maturities of less than one year.

In conjunction with its existing credit agreement (see Note 9), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of June 30, 2018 is $85,000. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at June 30, 2018, is $1,839. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

At June 30, 2018, the Company had $683 of contingent consideration, all of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 3). The contingent consideration related to a previously acquired company in France was settled in fiscal 2018. At June 30, 2017, the Company had $2,952 of contingent consideration, $2,807 of which related to the acquisition of certain products and related assets of Citron and Lucid and $145 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

Changes in contingent consideration during 2018 and 2017 are as follows:

Balance as of June 30, 2016	$132
Acquisitions	2,580
Accrued interest expense	237
Change in foreign currency exchange rate	3
Balance as of June 30, 2017	$2,952
Reversal of fair value of liability	(2,505)
Accrued interest expense	386
Settlement	(145)
Change in foreign currency exchange rate	(5)
Balance as of June 30, 2018	$683

During the fourth quarter of each year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, the Company evaluates goodwill for impairment at the reporting unit level using a market participant approach using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. The Company recorded $235,110 of impairment charges on goodwill during the year ended June 30, 2018 (see Note 2). No impairment charges were recorded during the years ended June 30, 2017 or 2016.

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be Level 3 inputs.  The Company recorded $21,156 of impairment charges on intangible assets during the year ended June 30, 2018 (see Note 2). No impairment charges were recorded during the years ended June 30, 2017 or 2016.

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 9). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The carrying amount of the Notes approximate a fair value of $112,000 at June 30, 2018 and $133,000 at June 30, 2017 giving effect for certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate. A portion of the offering proceeds was used to simultaneously enter into privately negotiated convertible note hedge transactions with option counterparties, which are affiliates of certain of the initial purchasers in the offering of the Notes and privately negotiated warrant transactions with the option counterparties (see Note 9). The Company calculated the fair value of the bond hedge based on the price that was paid to purchase the call. The Company also calculated the fair value of the warrant based on the price at which the affiliate purchased the warrants from the Company. Since the convertible note hedge and warrant are both indexed to the Company’s common stock and otherwise would be classified as equity, Aceto recorded both elements as equity, resulting in a net reduction to capital in excess of par value of $13,489.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at June 30, 2018 and 2017:

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$3,218	-	$3,218
Investments:
Time deposits	-	3,030	-	3,030

Foreign currency contracts-assets (1)	-	362	-	362
Foreign currency contracts-liabilities (2)	-	304	-	304
Derivative asset for interest rate swap (3)		1,839		1,839
Contingent consideration (4)	-	-	$683	683

(1)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(2)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(3)	Included in “Other Assets” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(4)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2018.

	Fair Value Measurements at June 30, 2017 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$5,781	-	$5,781
Investments:
Time deposits	-	2,046	-	2,046

Foreign currency contracts-assets (5)	-	486	-	486
Foreign currency contracts-liabilities (6)	-	137	-	137
Derivative liability for interest rate swap (7)		581		581
Contingent consideration (8)	-	-	$2,952	2,952

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2017.
(8)	$145 included in “Accrued expenses” and $2,807 included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2017.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

(6) Goodwill and Other Intangible Assets

As of June 30, 2018, and June 30, 2017, there was goodwill of $1,883 and $236,970 respectively.

Changes in the Company's goodwill during 2018 and 2017 are as follows:

	Human Health Segment	Pharmaceutical Ingredients Segment	Performance Chemicals Segment	Total Goodwill
Balance as of June 30, 2016	$66,039	$1,651	$181	$67,871
Acquisitions	169,071	-	-	169,071
Changes in foreign currency exchange rates	-	23	5	28
Balance as of June 30, 2017	$235,110	$1,674	$186	$236,970
Impairment	(235,110)	-	-	(235,110)
Changes in foreign currency exchange rates	-	18	5	23
Balance as of June 30, 2018	$-	$1,692	$191	$1,883

The Company recorded $235,110 of impairment charges on goodwill during the year ended June 30, 2018 (see Note 2). No impairment charges were recorded during the years ended June 30, 2017 or 2016.

Intangible assets subject to amortization as of June 30, 2018 and 2017 were as follows:

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2018
Customer relationships	$94,287	$21,615	$72,672
Trademarks	82	74	8
Product rights and related intangibles	212,749	54,094	158,655
License agreements	937	866	71
EPA registrations and related data	14,527	12,131	2,396

	$322,582	$88,780	$233,802

	Gross Carrying Value	Accumulated Amortization	Net Book Value
June 30, 2017
Customer relationships	$110,787	$13,968	$96,819
Trademarks	2,218	2,195	23
Product rights and related intangibles	221,335	37,677	183,658
License agreements	6,537	6,035	502
EPA registrations and related data	14,307	11,011	3,296

	$355,184	$70,886	$284,298

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

As of June 30, 2018 and June 30, 2017, the Company also had $800 and $783, respectively, of intangible assets pertaining to trademarks which have indefinite lives and are not subject to amortization. The change in trademarks with indefinite lives is attributable to foreign currency exchange rates used to translate the financial statements of foreign subsidiaries.

The Company recorded $21,156 of impairment charges on intangible assets during the year ended June 30, 2018 (see Note 2). No impairment charges were recorded during the years ended June 30, 2017 or 2016.

Amortization expense for intangible assets subject to amortization amounted to $30,806, $22,234 and $11,176 for the years ended June 30, 2018, 2017 and 2016, respectively. The estimated aggregate amortization expense for intangible assets subject to amortization for each of the succeeding years ending June 30, 2019 through June 30, 2024 are as follows: 2019: $29,046; 2020: $28,556; 2021: $28,474; 2022: $28,409; 2023: $28,246 and 2024 and thereafter: $91,071.

(7) Accrued Expenses

The components of accrued expenses as of June 30, 2018 and 2017 were as follows:

	2018	2017
Accrued compensation	$5,563	$5,793
Accrued environmental remediation costs-current portion	5,535	6,112
Reserve for price concessions	137,428	97,156
Partnered product liabilities	14,880	16,068
Other accrued expenses	17,840	9,799
	$181,246	$134,928

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

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $22,900 and $24,700. Remediation commenced in fiscal 2010, and as of June 30, 2018 and June 30, 2017, a liability of $5,746 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2018, the Company recorded environmental remediation charges of $1,822, which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 2018. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. In June 2018, the Company entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer and the Company is not sure when or if the sale will close. The sale price supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2018 and June 30, 2017 is $2,586 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

(9) Debt

Long-term debt

	June 30,
	2018	2017

Convertible Senior Notes, net	$127,857	$121,676
Revolving bank loans	62,000	90,000
Term bank loans	124,959	139,227
Mortgage	2,582	2,763
	317,398	353,666
Less current portion	14,482	14,466
	$302,916	$339,200

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

The carrying value of the Notes is as follows:

	June 30, 2018	June 30, 2017

Principal amount	$143,750	$143,750
Unamortized debt discount	(13,909)	(19,255)
Unamortized debt issuance costs	(1,984)	(2,819)
Net carrying value	$127,857	$121,676

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying consolidated statements of income for the year ended June 30:

	2018	2017

Contractual coupon	$2,875	$2,867
Amortization of debt discount	5,346	5,012
Amortization of debt issuance costs	835	835
	$9,056	$8,714

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increases the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company may borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of June 30, 2018, the Company borrowed Revolving Loans aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 5.00% to 5.02% at June 30, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company will have the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of June 30, 2018, the remaining amount outstanding under the Initial Term Loan is $127,500 and is payable as a Eurodollar Loan at an interest rate of 4.83%. The proceeds of the Initial Revolving Commitment and Initial Term Loan have been used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at June 30, 2018 and June 30, 2017.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

As of March 31, 2018, the Company was in compliance with all of its financial covenants except for the maximum total net leverage ratio and the minimum debt service coverage ratio. On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contains a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) reducing the available revolving commitment thereunder to $100,000, and (b) during the period commencing on the closing of the May 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018 (the “May 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending June 30, 2018, then the May 2018 Amendment Limitation Period shall continue indefinitely): (i) fixing the applicable margin with respect to all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement, which is 1.50% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 2.50% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (ii) fixing the commitment fee on the undrawn revolving commitments under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is 0.40% per annum, (iii) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), (iv) restricting the amount of dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and, during the May 2018 Amendment Limitation Period, restricting the Company from making any other dividends or distributions to its shareholders thereafter and (v) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

On September 11, 2018, the Company entered into a Third Amendment and Limited Waiver, dated as of September 11, 2018 (the “September 2018 Amendment”), to the A&R Credit Agreement. As of June 30, 2018, the Company was not in compliance with its total net leverage ratio, senior secured net leverage ratio and debt service coverage ratio financial covenants. The September 2018 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the total net leverage ratio, senior secured net leverage ratio and debt service coverage ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 7.00% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (the “September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (as defined in the A&R Credit Agreement) (“Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), and (e) permitting the purchase, during fiscal year 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangible assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The Company has available lines of credit with foreign financial institutions. At June 30, 2018, the Company had available lines of credit with foreign financial institutions totaling $1,822. At June 30, 2017, the Company had available lines of credit with foreign financial institutions totaling $7,351. The Company has issued a cross corporate guarantee to the foreign banks. Short term loans under these agreements bear interest at a fixed rate of 4.5% at June 30, 2018, June 30, 2017 and June 30, 2016. The Company is not subject to any financial covenants under these arrangements. The Company’s foreign subsidiaries had $1,552 in commercial letters of credit as of June 30, 2018. There were no outstanding balances on commercial letters of credit as of June 30, 2017.

Under the above financing arrangements, the Company had $189,500 in bank loans and $1,737 in standby letters of credit at June 30, 2018. At June 30, 2017 the Company had $232,500 in bank loans and $1,737 in standby letters of credit leaving an unused facility of $140,613.

Mortgage

On June 30, 2011, the Company entered into a mortgage payable for $3,947 on its corporate headquarters, in Port Washington, New York. This mortgage payable is secured by the land and building and is being amortized over a period of 20 years. The mortgage payable, which was modified in October 2013, bears interest at 4.92% as of June 30, 2018 and matures on June 30, 2021.

Maturity of Long-term Debt

Long-term debt matures by fiscal year as follows:

2019	14,482
2020	14,465
2021	142,322
2022	144,352
2023	197
Thereafter	1,580
$317,398

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

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

In September 2016, the Company granted 28 performance stock options to an executive officer at an exercise price of $20.03 per share. The performance options vest if the closing stock price meets or exceeds the target price of $40 for 20 consecutive trading days prior to June 30, 2021 and the explicit service period of 1 year has been met. The options will expire June 30, 2021, if the stock price target is not achieved. If it is achieved, the options will expire ten years from the date of grant. There were no stock options granted in fiscal years 2018 or 2016.

As of June 30, 2018, there were 1,571, 488 and 0 shares of common stock available for grant under the 2015, 2010 and 2007 Plans, respectively.

In December 1998, the Company adopted the Aceto Corporation 1998 Omnibus Equity Award Plan (1998 Plan). The 1998 Plan expired in December 2008. Outstanding options survive the expiration of the 1998 Plan.

The following summarizes the shares of common stock under options for all plans at June 30, 2018, 2017 and 2016, and the activity with respect to options for the respective years then ended:

	Shares subject to option	Weighted average exercise price per share	Aggregate Intrinsic Value
Balance at June 30, 2015	397	$7.28
Granted	-	-
Exercised	(95)	7.56
Forfeited (including cancelled options)	-	-
Balance at June 30, 2016	302	$7.19
Granted	28	20.03
Exercised	(70)	7.90
Forfeited (including cancelled options)	-	-
Balance at June 30, 2017	260	$8.36
Granted	-	-
Exercised	(96)	6.29
Forfeited (including cancelled options)	(35)	17.61
Balance at June 30, 2018	129	$7.44	$-
Options exercisable at June 30, 2018	129	$7.44	$-

The total intrinsic value of stock options exercised during the years ended June 30, 2018, 2017 and 2016 was approximately $430, $865 and $1,700, respectively. The weighted average remaining contractual life of options outstanding at June 30, 2018 was approximately 2 years. At June 30, 2018, outstanding options had expiration dates ranging from December 2018 to August 2021.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

Under the 2015 Plan, 2010 Plan, 2002 Plan and the 1998 Plan, compensation expense is recorded for the fair value of the restricted stock awards in the year the related bonus is earned and over the vesting period for the market value at the date of grant of the premium shares granted. In fiscal 2018, 2017 and 2016, restricted stock awarded and premium shares vested of 2, 5 and 7 common shares, respectively, were issued under employee incentive plans, which increased stockholders’ equity by $40, $109 and $113, respectively. The related non-cash compensation expense related to the vesting of premium shares during the year was $20, $26 and $22 in fiscal 2018, 2017 and 2016, respectively. Additionally, non-cash compensation expense of $0, $55 and $0 was recorded in fiscal 2018, 2017 and 2016, respectively, relating to stock option grants, which is included in selling, general and administrative expenses.

The following summarizes the non-vested stock options at June 30, 2018 and the activity with respect to non-vested options for the year ended June 30, 2018:

	Shares subject to option	Weighted average grant date fair value
Non-vested at June 30, 2017	28	$5.44
Granted	-	-
Vested	-	-
Forfeited	(28)	(5.44)
Non-vested at June 30, 2018	-	$-

During the year ended June 30, 2018, the Company granted 497 shares of restricted common stock to its employees that vest over three years and 27 shares of restricted common stock to its non-employee directors, which vest over approximately one year. In addition, the Company also issued a target grant of 203 performance-vested restricted stock units, which grant could be as much as 355 restricted stock units if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

During the year ended June 30, 2017, the Company granted 277 shares of restricted common stock to its employees that vest over three years and 22 shares of restricted common stock to its non-employee directors, which vest over approximately one year. In addition, the Company also issued a target grant of 160 performance-vested restricted stock units, which grant could be as much as 280 if certain performance criteria and market conditions are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

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

For the years ended June 30, 2018, 2017 and 2016, the Company recorded stock-based compensation expense of approximately $7,762, $6,875, and $6,697, respectively, which is included in selling, general and administrative expenses, Included in the stock-based compensation expense is $431 associated with the retirement of a Chief Financial Officer in March 2018 and $2,017 in stock-based compensation expense associated with the separation of the Company’s former Chief Executive Officer in September 2017.

The remaining stock-based compensation expense for restricted stock awards and units is approximately $6,119 at June 30, 2018 and the related weighted average period over which it is expected that such unrecognized compensation cost will be recognized is approximately 1.8 years.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

A summary of restricted stock awards including restricted stock units as of June 30, 2018, is presented below:

	Shares	Weighted average grant date fair value
Non-vested at beginning of year	797	$21.24
Granted	727	10.27
Vested	(498)	18.52
Forfeited	(200)	14.33
Non-vested at June 30, 2018	826	$14.90

(11) Interest and Other Income

Interest and other income during fiscal 2018, 2017 and 2016 was comprised of the following:

	2018	2017	2016
Dividends	$199	$277	$222
Interest	278	264	313
Foreign government subsidies received	53	64	25
Joint venture equity earnings	2,173	2,336	2,060
Foreign currency gains (losses)	136	(298)	56
Deferred compensation plan losses	(13)	(257)	(35)
Rental income	163	158	154
Miscellaneous income	56	33	28
	$3,045	$2,577	$2,823

The Company’s joint venture earnings represent the Company’s investment in a corporate joint venture established for the purpose of selling a particular agricultural protection product. The Company’s initial investment was $6 in fiscal 2009, representing a 30% ownership and the Company accounts for this joint venture using the equity method of accounting.

(12) Income Taxes

The components of (loss) income before the provision for income taxes are as follows:

	2018	2017	2016
Domestic operations	$(303,329)	$9,555	$43,906
Foreign operations	10,507	7,806	9,948
	$(292,822)	$17,361	$53,854

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The components of the provision for income taxes are as follows:

	2018	2017	2016
Federal:
Current	$6,635	$3,713	$15,129
Deferred	10,239	(585)	(204)
State and local:
Current	197	555	755
Deferred	802	(110)	173
Foreign:
Current	2,824	2,221	3,222
Deferred	2,602	191	13
	$23,299	$5,985	$19,088

The tax effects of temporary differences that give rise to the deferred tax assets and liabilities at June 30, 2018 and 2017 are presented below:

	2018	2017
Deferred tax assets:
Accrued deferred compensation	$1,885	$4,229
Accrual for sales deductions not currently deductible	8,387	5,796
Additional inventoried costs for tax purposes	439	697
Allowance for doubtful accounts receivable	182	106
Depreciation and amortization	12,663	11,957
Debt issuance costs	3,506	7,611
Foreign deferred tax assets	858	983
Deferred rent	145	-
Domestic net operating loss carryforwards	7,486	81
Foreign net operating loss carryforwards	916	692
Goodwill	45,504	-
Total gross deferred tax assets	81,971	32,152
Valuation allowances	(77,416)	(773)
	4,555	31,379

Deferred tax liabilities:
Foreign deferred tax liabilities	(2,495)	(65)
Goodwill	-	(10,244)
Original issue discount – convertible senior notes	(3,310)	(7,260)
Other	(286)	(1,136)
Total gross deferred tax liabilities	(6,091)	(18,705)

Net deferred tax assets (liabilities)	$(1,536)	$12,674

The following table shows the current and non-current deferred tax assets (liabilities) at June 30, 2018 and 2017:

	2018	2017
Current deferred tax assets, net	$-	$546
Non-current deferred tax assets, net	-	19,453
Non-current deferred tax liabilities	(1,536)	(7,325)
Net deferred tax assets	$(1,536)	$12,674

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed into law, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allows Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the fiscal year ended June 30, 2018. Accordingly, based on currently available information, the Company recorded additional income tax expense of $13,739 for the year ended June 30, 2018. This charge is comprised of $5,075 related to the remeasurement of Aceto’s deferred tax assets arising from a lower U.S. corporate tax rate, $6,219 related to the deemed repatriation of unremitted earnings of foreign subsidiaries (the “transition tax”) and $2,445 related to deferred tax liabilities for local tax authorities as the Company no longer asserts permanent reinvestment of its undistributed non-U.S. subsidiaries' earnings. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period ending no later than December 22, 2018 as provided for in SAB 118. The charge recorded in the year ended June 30, 2018 represents the Company’s best estimate of the impact of the TCJA. The Company will continue to evaluate the interpretations and assumptions made, guidance that may be issued and actions the Company may take as a result of the TCJA, which could materially change this estimate in 2018 as new information becomes available. With respect to finalizing the estimated transition tax, the Company is currently working to complete various earnings and profits studies and awaiting related final guidance from state tax authorities.

Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the tax periods in which those deferred tax assets would be deductible. A valuation allowance is taken when necessary to reduce deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence such as the Company’s recent financial reporting loss for the year ended June 30, 2018 that created a cumulative loss. Therefore, the Company recorded a valuation allowance of $76,500 against its net U.S. deferred tax assets during the year ended June 30, 2018. The net change in the total valuation allowance for the years ended June 30, 2018 and June 30, 2017 was an increase of $76,643 and a decrease of $21, respectively. The Company has federal net operating loss carryforwards of $32,515 which have an indefinite life and no carryback. The Company has state net operating loss carryforwards of $9,047 which will expire in 12-20 years. The Company has foreign net operating loss carryforwards of $18,896 which have an indefinite life.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

A reconciliation of the statutory federal income tax rate and the effective tax rate for continuing operations for the fiscal years ended June 30, 2018, 2017 and 2016 follows:

	2018	2017	2016
Federal statutory tax rate	28.1%	35.0%	35.0%
State and local taxes, net of federal income tax benefit	2.0	1.2	1.7
Change in valuation allowance	(26.2)	0.1	-
Foreign withholding taxes	(0.8)	-	-
Foreign tax rate differential	-	(1.8)	(0.4)
Rate differential between fiscal year 2018 statutory rate and enacted rate for subsequent period	(6.0)	-	-
Revaluation of the deferred tax asset and liabilities due to the tax law change	(1.8)	-	-
Transition tax	(2.1)	-	-
Other	(1.2)	-	(0.9)
Effective tax rate	(8.0)%	34.5%	35.4%

The Company operates in various tax jurisdictions, and although it believes that it has provided for income and other taxes in accordance with the relevant regulations, if the applicable regulations were ultimately interpreted differently by a taxing authority, the Company may be exposed to additional tax liabilities.

There are no material unrecognized tax benefits included in the consolidated balance sheet that would, if recognized, have a material effect on the Company’s effective tax rate. The Company is continuing its practice of recognizing interest and penalties related to income tax matters in income tax expense. The Company did not recognize interest and penalties during the years ended June 30, 2018 and June 30, 2017. The Company files U.S. federal, U.S. state, and foreign tax returns, and is generally no longer subject to tax examinations for fiscal years prior to 2013 (in the case of certain foreign tax returns, fiscal year 2012).

(13) Supplemental Cash Flow Information

Cash paid for interest and income taxes during fiscal 2018, 2017 and 2016 was as follows:

	2018	2017	2016
Interest	$13,085	$7,794	$2,970
Income taxes, net of refunds	$5,272	$7,912	$16,076

In connection with the acquisition of certain products and related assets of Citron and Lucid, approximately 5,122 shares of Aceto common stock with a fair value of $90,400, to be issued beginning on December 21, 2019, a $50,000 unsecured deferred payment payable on December 21, 2021 and a contingent earn out liability of $2,580 are non-cash items and are excluded from the Consolidated Statement of Cash Flows during the year ended June 30, 2017. In addition, the Company had non-cash items excluded from the Consolidated Statements of Cash Flows during the years ended June 30, 2017 and 2016 of $284 and $294, respectively related to capitalized environmental remediation costs and property held for sale.

(14) Retirement Plans

Defined Contribution Plans

The Company has defined contribution retirement plans in which certain employees are eligible to participate, including deferred compensation plans (see below). The Company's annual contribution per employee, which is at management's discretion, is based on a percentage of the employee’s compensation. The Company's provision for these defined contribution plans amounted to $1,990, $1,794 and $1,957 in fiscal 2018, 2017 and 2016, respectively.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

Defined Benefit Plans

The Company sponsors certain defined benefit pension plans covering certain employees of its German subsidiaries who meet the plan’s eligibility requirements. The accrued pension liability as of June 30, 2018 was $1,002. The accrued pension liability as of June 30, 2017 was $883. Net periodic pension costs, which consists principally of interest cost and service cost was $32 in fiscal 2018, $30 in fiscal 2017 and $28 in fiscal 2016. The Company’s plans are funded in conformity with the funding requirements of the applicable government regulations. An assumed weighted average discount rate of 1.5%, 2.0% and 1.9% and a compensation increase rate of 0.0% were used in determining the actuarial present value of benefit obligations as of June 30, 2018, 2017 and 2016, respectively.

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

On March 14, 2005, the Company’s Board of Directors adopted the Aceto Corporation Supplemental Executive Deferred Compensation Plan (the Plan). The Plan is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company’s 401(k) plan, as well as to permit additional deferrals of a portion of their compensation. The Plan is intended to comply with the provisions of section 409A of the Internal Revenue Code of 1986, as amended, and is designed to provide comparable benefits to those under the Frozen Plan. Substantially all compensation deferred under the Plan, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company. The assets held by the grantor trust are in mutual fund investments. Effective July 1, 2013, the Plan was frozen and a new plan, entitled “Aceto Corporation 2013 Senior Executive Retirement Plan” was adopted by the Company’s Board of Directors.

As of June 30, 2018, the Company recorded a liability under the Plans of $3,342 (of which $3,194 is included in long-term liabilities and $148 is included in accrued expenses) and an asset (included in other assets) of $3,642, primarily representing mutual fund investments owned by the Company. As of June 30, 2017, the Company recorded a liability under the Plans of $3,551 (of which $3,337 is included in long-term liabilities and $214 is included in accrued expenses) and an asset (included in other assets) of $3,087, primarily representing mutual fund investments owned by the Company.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

Business and Credit Concentration

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of trade receivables. The Company’s customers are dispersed across many industries and are located throughout the United States as well as in Canada, France, Germany, Malaysia, The Netherlands, Switzerland, the United Kingdom, and other countries. The Company estimates an allowance for doubtful accounts based upon the creditworthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company’s estimate of this allowance. At June 30, 2018, three customers approximated 28%, 19% and 13%, respectively, of net trade accounts receivable. At June 30, 2017, three customers approximated 32%, 20% and 15%, respectively, of net trade accounts receivable.

One customer accounted for 16% of net sales in fiscal 2018, 12% of net sales in fiscal 2017 and 14% of net sales in fiscal 2016. Another customer accounted for 11% of net sales in fiscal 2018, 11% of net sales in 2017 and 7% of net sales in 2016. No single product accounted for as much as 10% of net sales in fiscal 2018, 2017 or 2016.

During the fiscal years ended June 30, 2018, 2017 and 2016, approximately 61%, 62% and 56%, respectively, of the Company’s purchases came from Asia and approximately 15%, 17% and 22%, respectively, came from Europe.

The Company maintains operations located outside of the United States. Net assets located in Europe and Asia approximated $68,149 and $36,633, respectively at June 30, 2018. Net assets located in Europe and Asia approximated $68,235 and $50,641, respectively at June 30, 2017.

(16) Commitments, Contingencies and Other Matters

As of June 30, 2018, the Company has outstanding purchase obligations totaling $175,136 with suppliers to the Company’s domestic and foreign operations to acquire certain products for resale to third party customers.

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $22,900 and $24,700. Remediation commenced in fiscal 2010, and as of June 30, 2018 and June 30, 2017, a liability of $5,746 and $8,451, respectively, is included in the accompanying consolidated balance sheets for this matter. For the year ended June 30, 2018, the Company recorded environmental remediation charges of $1,822 which is included in selling, general and administrative expenses in the accompanying consolidated statements of income for the year ended June 30, 2018. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. In June 2018, the Company entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer and the Company is not sure when or if the sale will close. The sale price supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of June 30, 2018 and June 30, 2017 is $2,586 and $3,803, respectively, which is included in the accompanying consolidated balance sheets.

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

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,701 through fiscal 2019, of which $0 has been accrued as of June 30, 2018 and June 30, 2017.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

In February 2018, the Company was notified by the U.S. government that 11 generic drug products it acquired through its Acetris Health subsidiary in a product purchase agreement with Lucid were not in compliance with the federal Trade Agreement Act (“TAA”) country-of-origin provisions of a clause (the “Trade Agreements Clause”) contained in the government supply contracts acquired from Lucid (the “TAA Notification”). The 11 finished dosage form products purchased by the U.S. government are manufactured by Aurolife Pharma LLC which is located in Dayton, New Jersey using APIs sourced from India. In conjunction with this finding, the U.S. Department of Veterans Affairs (“VA”) requested that Acetris supply new TAA-compliant sources for the referenced products by March 9, 2018 and supply new TAA-compliant drugs to the government purchasers under the contracts by March 26, 2018. Acetris knew that it would be unable to meet these short deadlines. To avoid the government’s imposition of penalties for failure to meet these deadlines while Acetris appealed the above-mentioned findings, Acetris requested that the government defer imposition of these deadlines pending resolution of Acetris’ appeal. The Government declined this request and thereafter Acetris and the government entered into agreements that provided for a no-cost termination of each of the 11 supply contracts.

On July 10, 2018, the Company was informed that Acetris received a favorable ruling from the United States Court of Federal Claims (the “Court”), in Acetris Health, LLC v. United States, invalidating the VA interpretation of the Trade Agreements Clause, which had resulted in the termination of 11 Acetris contracts with the VA.  Finding in favor of Acetris, the Court granted a declaratory judgment establishing that under the federal Buy America Act the agencies are permitted to buy domestic end products, including commercial off-the-shelf products like generic drugs, that are manufactured in the United States when the Trade Agreements Clause is incorporated in government supply contracts, even if their components are not all manufactured in the United States. Although Department of Defense (the “DoD”) contracts were not at issue in the case, the decision also impacts Acetris’ ability to supply DoD with its products. The government has appealed the Court’s decision. Even if the Court’s ruling is affirmed on appeal, the Court’s ruling did not have the effect of reinstating the 11 terminated government supply agreements. Acetris may seek new contracts with these agencies, but no assurance can be given that any such contracts will be awarded.

In March 2018, Sigmapharm Laboratories, LLC (“SigmaPharm”) commenced an action against Rising and the Company in the United States District Court for the Eastern District of Pennsylvania.  The complaint arises out of an agreement, effective as of June 22, 2006 (the “SigmaPharm Agreement”), pursuant to which SigmaPharm agreed to supply certain generic pharmaceutical products (the “Products”) to Rising, and Rising in turn agreed to market and distribute the Products in the United States and pay SigmaPharm a share of the profits pursuant to a formula specified in the Agreement.  The complaint alleges that Rising and Aceto breached the Agreement by failing to pay or timely make payments due under the Agreement and to disclose certain information to SigmaPharm.  The complaint seeks, among other relief, a declaration that the Agreement has been terminated and that SigmaPharm has exclusive marketing and distribution rights to the Products; injunctive relief; and an unspecified amount of damages.    In May 2018, Rising and the Company filed a motion to stay the action and compel arbitration, as required by the Agreement. That motion remains pending with the district court. In addition, SigmaPharm has also filed a “motion to enforce audit rights” in the federal litigation, which motion Rising and the Company have opposed because, among other reasons, any such request for final relief must be addressed to the arbitrators, and not to the district court.

SigmaPharm has stopped supplying Products to Rising, claiming that it has validly terminated the Agreement. Accordingly, in June 2018, Rising filed an arbitration claim against SigmaPharm in New Jersey, seeking recovery from SigmaPharm of any failure-to-supply losses Rising may incur as well as lost future profits on sale of the Products, among other relief. The Company intends to vigorously protect its rights in these matters and prosecute its claim for damages against SigmaPharm. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

On April 16, 2018, the Company’s Rising subsidiary received a Grand Jury subpoena (the “DOJ Subpoena”) from the Antitrust Division of the DOJ. Rising is cooperating with the DOJ in response to the DOJ Subpoena.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

The Company and certain of its current and former officers are named defendants in two putative securities class actions (the “Securities Class Action Lawsuits”) filed in the United States District Court for the Eastern District of New York in April 2018, captioned Mulligan v. Aceto Corporation, et al, No. 2:18-cv-02425, and Yang v. Aceto Corporation, No. 1:18-cv-02437.  The complaints arise from the April 19, 2018 drop in the Company’s stock price following the Company’s announcement on April 18, 2018 that it would recognize a substantial impairment charge for the third fiscal quarter.  The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements in public filings with the SEC, and seek unspecified damages.  On June 26, 2018, five motions were filed seeking to appoint lead plaintiff and approve lead plaintiff’s counsel pursuant to the Private Securities Litigation Reform Act of 1995, as well as to consolidate the Mulligan or Yang actions.  Three motions were subsequently withdrawn or abandoned, and the remaining two motions are pending before the Court.  Following the appointment of a lead plaintiff, the Company expects that the appointed lead plaintiff will file a single consolidated amended class action complaint to supersede the earlier complaints. The Company intends to vigorously defend itself. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

The Company leases office facilities in the United States, The Netherlands, Germany, France, Singapore and the Philippines expiring at various dates between October 2018 and October 2028.

At June 30, 2018, the future minimum lease payments for office facilities and equipment for each of the five succeeding years and in the aggregate are as follows:

Fiscal year	Amount
2019	$2,827
2020	2,159
2021	1,533
2022	1,216
2023	1,164
Thereafter	5,698
$14,597

Total rental expense amounted to $1,864, $1,301 and $1,265 for fiscal 2018, 2017 and 2016, respectively.

(17) Related Party Transactions

During fiscal 2018, 2017 and 2016, the Company purchased inventory from its corporate joint venture in the amount of $3,556, $3,236 and $2,831, respectively.

Rising Health and Acetris Health incurred costs of $2,636 and $305 in fiscal 2018 and $1,865 and $165 in fiscal 2017, respectively, related to consulting services provided by former Citron and Lucid employees, in connection with a transition services agreement entered into at the time of the Company’s 2016 product purchase agreement. Citron and Lucid are affiliates of Vimal Kavuru, a member of the Company’s Board of Directors.

In October 2017, Rising commenced leasing approximately 125,000 gross square feet of warehouse space in Somerset, New Jersey. This building is owned by an affiliate of Mr. Kavuru.

During fiscal 2018, Rising Health purchased inventory from Casper Pharma, LLC, which is an affiliate of Vimal Kavuru, a member of the Company’s Board of Directors, in the amount of $290.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

(18) Recent Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company is currently in the process of evaluating the impact of the adoption of ASU 2018-07 on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which gives entities the option to reclassify the disproportionate income tax effects ("stranded tax effects") caused by the newly-enacted U.S. Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The update also requires new disclosures, some of which are applicable for all entities. The guidance in ASU 2018-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the provisions of ASU 2018-02.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. The Company elected to early adopt this ASU in the third quarter of fiscal 2018. (See Note 2 to the Consolidated Financial Statements- Summary of Significant Accounting Policies).

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

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which changes certain aspects of accounting for share-based payments to employees. The Company adopted ASU 2016-09 as of July 1, 2017. ASU 2016-09 requires that all tax benefits and deficiencies related to share-based payments be recognized and recorded through the statement of income for all awards settled or expiring after the adoption of ASU 2016-09. Under prior guidance, tax benefits in excess of compensation costs ("windfalls") were recorded in equity, and any tax deficiencies ("shortfalls") were recorded in equity to the extent of previous windfalls and then to the statement of income. For the year ended June 30, 2018, the Company recorded additional tax expense of $1,536, associated with net tax deficiencies. ASU 2016-09 also requires, either prospectively or retrospectively, that all tax-related cash flows resulting from share-based payments be reported as operating activities on the statement of cash flows, a change from prior guidance that required windfall tax benefits to be presented as an inflow from financing activities and an outflow from operating activities on the statement of cash flows. The Company has elected to adopt such presentation on a prospective basis. Additionally, ASU 2016-09 allows entities to make an accounting policy election for the impact of most types of forfeitures on the recognition of expense for share-based payment awards by allowing the forfeitures to be either estimated, as was required under prior guidance, or recognized when they actually occur. Under ASU 2016-09, the Company recognizes forfeitures when they occur.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, that replace existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. These ASU’s are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of these ASU’s and anticipates recognition of additional assets and corresponding liabilities relating to these leases on its consolidated balance sheet, but does not expect the adjustment to be material assuming no changes in lease activity.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Assets. This ASU is intended to simplify the presentation of deferred taxes on the balance sheet and requires an entity to present all deferred tax assets and deferred tax liabilities as non-current on the balance sheet. Under the prior guidance, entities were required to separately present deferred taxes as current or non-current. Netting deferred tax assets and deferred tax liabilities by tax jurisdiction will still be required under the new guidance. The Company prospectively adopted the provisions of ASU 2015-17, as of July 1, 2017. The Company's prospective adoption of ASU 2015-17 impacts the classification of deferred tax assets and liabilities on any balance sheet that reports the Company's financial position for any date after June 30, 2017. Balance sheets for prior periods have not been adjusted. The adoption of ASU 2015-17 had no impact on the Company's results of operations or cash flows.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires that an entity measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in the first quarter of fiscal year 2018. The adoption of this standard did not have any impact on the consolidated financial statements of the Company.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which is the new comprehensive revenue recognition standard that will supersede all existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In August 2015, the FASB subsequently issued ASU 2015-14, Revenue from Contracts with Customers - Deferral of the Effective Date, which approved a one-year deferral of ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. In March 2016 and April 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), and ASU 2016-10, Revenue from Contracts with Customers - Identifying Performance Obligations and Licensing, respectively, which further clarify the guidance related to those specific topics within ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers - Narrow Scope Improvements and Practical Expedients, to reduce the risk of diversity in practice for certain aspects in ASU 2014-09, including collectibility, noncash consideration, presentation of sales tax and transition. Additionally, in December 2016, the FASB issued ASU 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. ASU 2016-20 makes minor corrections or minor improvements to the standard that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities The Company recognizes revenue from product sales at the time of shipment and passage of title and risk of loss and control of the goods is transferred to the customer. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. The Company has completed its comprehensive evaluation of the amended guidance following the five-step model, including identification of revenue streams and determined that the timing of recognition of revenue will be substantially unchanged under the amended guidance. Further evaluation is needed to determine if additional disclosures are required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this amended standard in the first quarter of fiscal 2019 on a modified retrospective basis in which we recognized the cumulative effect of adoption as an adjustment to retained earnings at the date of initial adoption. The adoption of Topic 606 did not have a material impact on the Company’s results of operations, cash flows or financial position.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$374,514	$158,854	$177,991	$-	$711,359
Gross profit	48,787	24,633	38,143	-	111,563
Income (loss) before income taxes	(289,219)	7,654	18,935	(30,192)	(292,822)

2017
Net sales	$315,395	$157,445	$165,478	$-	$638,318
Gross profit	78,109	25,474	37,209	-	140,792
Income before income taxes	15,434	9,322	18,829	(26,224)	17,361

2016
Net sales	$228,035	$161,011	$169,478	$-	$558,524
Gross profit	77,880	28,752	36,153	-	142,785
Income before income taxes	36,362	11,856	17,799	(12,163)	53,854

Net sales and gross profit by source country for the years ended June 30, 2018, 2017 and 2016 were as follows:

	Net Sales			Gross Profit
	2018	2017	2016	2018	2017	2016
United States	$535,698	$483,678	$400,883	$84,133	$116,792	$117,180
Germany	96,708	79,105	76,666	17,148	13,609	15,154
Netherlands	11,980	9,949	16,217	1,296	1,231	1,598
France	36,644	35,796	30,177	4,436	4,651	4,043
Asia-Pacific	30,329	29,790	34,581	4,550	4,509	4,810
Total	$711,359	$638,318	$558,524	$111,563	$140,792	$142,785

Sales generated from the United States to foreign countries amounted to $24,950, $21,750 and $23,810 for the fiscal years ended June 30, 2018, 2017 and 2016, respectively.

Long-lived assets by geographic region as of June 30, 2018 and June 30, 2017 were as follows:

	Long-lived assets
	2018	2017
United States	$246,073	$528,359
Europe	3,192	2,538
Asia-Pacific	1,400	1,582
Total	$250,665	$532,479

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED JUNE 30, 2018, 2017 AND 2016

(in thousands, except per-share amounts)

(20) Unaudited Quarterly Financial Data

The following is a summary of the unaudited quarterly results of operations for the years ended June 30, 2018 and 2017.

	For the quarter ended
Fiscal year ended June 30, 2018	September 30, 2017 (1)	December 31, 2017	Restated March 31, 2018(2) (3)	June 30, 2018 (3) (4)
Net sales	$185,255	$171,229	$185,998	$168,877
Gross profit	39,983	33,970	27,696	9,914
Net income (loss)	454	(13,864)	(267,985)	(34,726)

Net income (loss) per diluted share	$0.01	$(0.39)	$(7.59)	$(0.98)

	For the quarter ended
Fiscal year ended June 30, 2017	September 30, 2016 (5)	December 31, 2016(6)	March 31, 2017(6)(7)	June 30, 2017 (6)(8)
Net sales	$128,018	$125,552	$190,128	$194,620
Gross profit	30,839	30,805	42,319	36,829
Net income (loss)	4,385	(564)	5,588	1,967

Net income (loss) per diluted share	$0.15	$(0.02)	$0.16	$0.06

The net income (loss) per common share calculation for each of the quarters is based on the weighted average number of shares outstanding in each period. Therefore, the sum of the quarters in a year does not necessarily equal the year’s net income (loss) per common share.

(1) Includes pretax item of $902 environmental remediation charge in connection with Arsynco.

(2) Includes impairment charges on goodwill and intangibles of $256,266 related to the Rising reporting unit.

(3) The Company (i) has recorded in its 2018 year-end financial statements a $76,500 valuation allowance against its U.S. net deferred tax assets for the year ended June 30, 2018, (ii) has determined that $71,350 of this non-cash charge should have been recognized in the third quarter of fiscal 2018, rather than in the fourth quarter of fiscal 2018, and (iii) accordingly will amend its most recently filed Quarterly Report on Form 10-Q to restate its third quarter and nine month consolidated financial statements to reflect $71,350 of the charge as a third quarter event. A reconciliation of the amounts previously reported for the quarter ended March 31, 2018 with the amounts to be set forth in such restated financial statements, is set forth below:

	As reported	Adjustment	As restated
For the quarter ended March 31, 2018
Net loss	$(196,635)	$(71,350)	$(267,985)
Net loss per diluted share	$(5.57)	$(2.02)	$(7.59)

(4) Includes pretax item of $920 environmental remediation charge in connection with Arsynco.

(5) Includes pretax item of $170 environmental remediation charge in connection with Arsynco.

(6) Results for the last nine days of the quarter ended December 31, 2016 and for the subsequent two quarters reflect the acquisition of certain generic products and related assets from Citron and Lucid on December 21, 2016.

(7) Includes pretax item of $733 environmental remediation charge in connection with Arsynco.

(8) Includes pretax item of $3,139 representing immaterial correction of an error associated with certain accrued expenses.

Schedule II

ACETO CORPORATION AND SUBSIDIARIES

Valuation and Qualifying Accounts

For the years ended June 30, 2018, 2017 and 2016

(dollars in thousands)

Description	Balance at beginning of year	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of year
Year ended June 30, 2018
Allowance for doubtful accounts	$485	$516	-	$14	(a)	$987
Deferred tax valuation allowance	773	76,643	-	-		77,416
Total	$1,258	$77,159	-	$14		$78,403
Year ended June 30, 2017
Allowance for doubtful accounts	$513	$(3)	-	$25	(a)	$485
Deferred tax valuation allowance	794	-	-	21		773
Total	$1,307	$(3)	-	$46		$1,258
Year ended June 30, 2016
Allowance for doubtful accounts	$691	$76	-	$254	(a)	$513
Deferred tax valuation allowance	810	-	-	16		794
Total	$1,501	$76	-	$270		$1,307

(a) Specific accounts written off as uncollectible.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By	/s/ William C. Kennally, III
William C. Kennally, President and Chief Executive Officer
(Principal Executive Officer)

Date:	September 28, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/William C. Kennally, III	President and Chief Executive Officer	09-28-18
William C. Kennally, III	(Principal Executive Officer)

/s/Rebecca Roof	Interim Chief Financial Officer	09-28-18
Rebecca Roof	(Principal Financial Officer)

/s/ Frances P. Scally	Senior Vice President	09-28-18
Frances P. Scally	& Chief Accounting Officer
(Principal Accounting Officer)
/s/ Alan G. Levin	Chairman	09-28-18
Alan G. Levin

/s/ Albert L. Eilender	Director	09-28-18
Albert L. Eilender

/s/ Vimal Kavuru	Director	09-28-18
Vimal Kavuru

/s/ William N. Britton	Director	09-28-18
William Britton

/s/ Natasha Giordano	Director	09-28-18
Natasha Giordano

/s/ Daniel Yarosh	Director	09-28-18
Daniel Yarosh

EXHIBIT INDEX

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Product Purchase Agreement, by and among Aceto Corporation, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.4	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.5

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

10.22	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.23	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.24	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.25	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.26	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.27	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.28	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.34	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.35	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.36	Purchase Agreement, dated November 10, 2015, by and among Aceto Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.37	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.38	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.39	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.40	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.42	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.43	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.44	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.45	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.46	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.47	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

10.48	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.50	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

10.51	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.52	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.53	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.54	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

10.55	Separation Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2017).

10.56	Employment Letter Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2017).

10.57	Change in Control Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated October 17, 2017).

10.58	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2017 by and among the Company, certain other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2017).

10.59	Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2018).

10.60	Change in Control Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2018).

10.61	Second Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of May 3, 2018 (incorporated by reference to Exbibit 10.3 to our Quarterly Report on Form 10-Q, dated May 7, 2018).

10.62	Third Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of September 11, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2018).

21*	Subsidiaries of the Company.

23*	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith

**	Furnished herewith

