Form 10-Q/A
period 2018-03-31
ACETO CORP
filed 2018-10-12
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q-A

(Amendment No. 1)

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

Aceto Corporation (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on May 7, 2018 (the “Original Filing”), to amend and restate the Company’s unaudited consolidated condensed financial statements and related notes for the three and nine months ended March 31, 2018 and 2017, as discussed below and in Notes 2 and 12 to the accompanying restated consolidated condensed financial statements, as well as to amend certain other Items within the Original Filing as listed in “Items Amended in this Filing” below, as a result of the restatement of the Company’s consolidated condensed financial statements. Certain reclassifications between trade receivables and accrued expenses to the June 30, 2017 consolidated balance sheet, which have been reflected in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 are not reflected in the June 30, 2017 consolidated balance sheet presented herein.

Background of the Restatement

On September 26, 2018, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with management and the Company's independent registered public accounting firm, BDO USA, LLP (“BDO”), determined that the Company’s unaudited consolidated condensed financial statements for the three and nine months ended March 31, 2018 (the “Relevant Financial Statements”) incorrectly accounted for a valuation allowance related to deferred tax assets and should be restated to reflect this allowance (the “Restatement”). This incorrect valuation allowance has no effect on the Company's cash position or operating expenses and is solely related to the appropriate timing of the recording of a valuation allowance reserved against U.S. deferred tax assets.

At the time of the March 31, 2018 Form 10-Q filing, the Company believed that the carrying value of its deferred tax assets was appropriate based on its view that it was more likely than not that this deferred tax asset would be realized in future periods. In preparing its consolidated financial statements for the year ended June 30, 2018, the Company determined, in consultation with BDO, based on management's review of current and historical performance, internal projections and industry data and applicable accounting literature, that it should recognize a valuation allowance equal to the entire carrying value of the Company’s U.S. deferred tax assets. However, upon further review of the negative and positive objective evidence and applicable accounting literature, the Company determined, in consultation with BDO, that a full valuation allowance on domestic net deferred tax assets should have been recorded as of the end of its third fiscal quarter rather than as of the end of its fourth fiscal quarter. As a result, the Company has determined to record a valuation allowance of approximately $71,350 on its U.S. deferred tax assets at March 31, 2018.

The impact of this Restatement on the Company’s consolidated statements of operations for the three and nine months ended March 31, 2018 is to increase income tax expense and net loss by approximately $71,350.

	As reported	Adjustment	As restated
For the quarter ended March 31, 2018
Loss before income taxes	$(263,037)	$-	$(263,037)
Income tax (benefit) provision	(66,402)	71,350	4,948
Net loss	(196,635)	(71,350)	(267,985)
Loss per diluted share	$(5.57)	$(2.02)	$(7.59)

	As reported	Adjustment	As restated
For the nine months ended March 31, 2018		$
Loss before income taxes	$(261,398)	-	$(261,398)

Income tax (benefit) provision	(51,353)	71,350	19,997
Net loss	(210,045)	(71,350)	(281,395)
Loss per diluted share	$(5.97)	$(2.03)	$(8.00)

For additional information regarding the impact of the Restatement on the Company’s financial statements, see Note 2 of the notes to the Company’s consolidated financial statements.

On September 26, 2018, the Audit Committee concluded that the Relevant Financial Statements and related disclosures included in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, should no longer be relied upon. This Amendment No. 1 reflects the Restatement. The Restatement has no effect on the Company’s consolidated balance sheet as of June 30, 2018 and consolidated statement of operations for the year ended June 30, 2018, which financial statements were filed on September 28, 2018 with the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. The Annual Report reflected the results of the Restatement in Note 20 to the Company’s consolidated financial statements, entitled “Unaudited Quarterly Financial Data.”

Internal Control Considerations

The Company’s management determined that there was a control deficiency in its internal control that constitutes a material weakness, as discussed in Part I — Item 4 of this Amendment No. 1. A material weakness is a deficiency, or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

Items Amended in This Filing

For the convenience of the reader, this Amendment No. 1 sets forth the Original Filing, as modified and superseded where necessary to reflect the Restatement. The following items have been amended as a result of, and to reflect, the Restatement:

•	Part I — Item 1. Financial Statements;

•	Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations; and

•	Part I — Item 4. Controls and Procedures.

In accordance with applicable SEC rules, this Amendment No. 1 includes new certifications required by Rule 13a-14 under the Securities and Exchange Act of 1934 (“Exchange Act”) from our Chief Executive Officer and Chief Financial Officer dated as of the date of filing of this Amendment No. 1.

Except for the items noted above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing, and, except as contained herein, the Company has not updated or modified the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings made with the SEC subsequent to the filing of the Original Filing, including the Company’s Annual Report on Form 10-K.

3

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10Q-A FOR THE PERIOD ENDED MARCH 31, 2018

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report on Form 10-Q/A contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to the risks and uncertainties discussed in Item 1A of this Quarterly Report on Form 10-Q/A, the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, as amended and other filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	March 31, 2018 (as restated)	June 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,032	$55,680
Investments	3,059	2,046
Trade receivables, less allowance for doubtful accounts (March 31, 2018, $805; June 30, 2017, $485)	260,168	260,889
Other receivables	15,771	12,066
Inventory	141,669	136,387
Prepaid expenses and other current assets	4,942	3,941
Deferred income tax asset, net	-	546
Total current assets	487,641	471,555

Property and equipment, net	14,002	10,428
Property held for sale	6,250	7,152
Goodwill	1,939	236,970
Intangible assets, net	241,513	285,081
Deferred income tax asset, net	-	19,453
Other assets	9,846	7,546

TOTAL ASSETS	$761,191	$1,038,185
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$190,723	$14,466
Accounts payable	125,083	90,011
Accrued expenses	119,389	118,328
Total current liabilities	435,195	222,805

Long-term debt, net	128,697	339,200
Long-term liabilities	63,623	61,449
Environmental remediation liability	383	2,339
Deferred income tax liability	1,261	7,325
Total liabilities	629,159	633,118

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,839 and 30,094 shares issued and outstanding at March 31, 2018 and June 30, 2017, respectively	308	301
Capital in excess of par value	221,253	214,198
Retained (deficit) earnings	(91,704)	195,680
Accumulated other comprehensive income (loss)	2,175	(5,112)
Total shareholders’ equity	132,032	405,067

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$761,191	$1,038,185

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Nine months Ended
	March 31,
	2018	2017
	(as restated)

Net sales	$542,482	$443,698
Cost of sales	440,833	339,735
Gross profit	101,649	103,963

Selling, general and administrative expenses	87,241	75,614
Impairment charges	256,266	-
Research and development expenses	6,208	4,998
Operating (loss) income	(248,066)	23,351

Other (expense) income:
Interest expense	(15,443)	(10,223)
Interest and other income, net	2,111	1,230
	(13,332)	(8,993)

(Loss) income before income taxes	(261,398)	14,358
Income tax provision	19,997	4,949
Net (loss) income	$(281,395)	$9,409

Basic (loss) income per common share	$(8.00)	$0.30
Diluted (loss) income per common share	$(8.00)	$0.30

Weighted average shares outstanding:
Basic	35,162	31,453
Diluted	35,162	31,792

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Three months Ended
	March 31,
	2018	2017
	(as restated)

Net sales	$185,998	$190,128
Cost of sales	158,302	147,809
Gross profit	27,696	42,319

Selling, general and administrative expenses	28,029	26,519
Impairment charges	256,266	-
Research and development expenses	2,471	2,607
Operating (loss) income	(259,070)	13,193

Other (expense) income:
Interest expense	(5,040)	(5,321)
Interest and other income, net	1,073	640
	(3,967)	(4,681)

(Loss) income before income taxes	(263,037)	8,512
Income tax provision	4,948	2,924
Net (loss) income	$(267,985)	$5,588

Basic (loss) income per common share	$(7.59)	$0.16
Diluted (loss) income per common share	$(7.59)	$0.16

Weighted average shares outstanding:
Basic	35,304	34,769
Diluted	35,304	35,121

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Nine months Ended March 31,		Three months Ended March 31,
	2018	2017	2018	2017
	(as restated)		(as restated)

Net (loss) income	$(281,395)	$9,409	$(267,985)	$5,588

Other comprehensive (loss) income:
Foreign currency translation adjustments	5,167	(2,201)	1,941	947
Change in fair value of interest rate swaps	2,120	(249)	1,138	(249)
Comprehensive (loss) income	$(274,108)	$6,959	$(264,906)	$6,286

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Nine months Ended March 31,
	2018	2017
	(as restated)
Operating activities:
Net (loss) income	$(281,395)	$9,409
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24,608	15,301
Amortization of debt issuance costs and debt discount	4,603	4,355
Amortization of deferred financing costs	833	300
Provision for doubtful accounts	305	(18)
Non-cash stock compensation	6,442	5,239
Deferred income taxes	11,714	627
Environmental charge	902	903
Earnings on equity investment in joint venture	(1,990)	(1,558)
Contingent consideration	(2,505)	-
Impairment charges	256,266	-
Changes in assets and liabilities:
Trade accounts receivable	2,573	(14,839)
Other receivables	(3,662)	1,664
Inventory	(3,102)	(3,778)
Prepaid expenses and other current assets	(927)	(424)
Other assets	(2,202)	215
Accounts payable	34,224	18,857
Accrued expenses and other liabilities	9,728	(4,702)
Net cash provided by operating activities	56,415	31,551

Investing activities:
Payment for net assets of business acquired	-	(270,000)
Purchases of investments	(2,880)	(1,824)
Sales of investments	1,867	775
Payments for intangible assets	(779)	(3,077)
Purchases of property and equipment, net	(4,677)	(1,386)
Net cash used in investing activities	(6,469)	(275,512)

Financing activities:
Payment of cash dividends	(5,924)	(5,944)
Proceeds from exercise of stock options	595	550
Excess tax benefit on stock option exercises and restricted stock	-	551
Borrowings of bank loans	-	265,000
Payment for deferred financing costs	-	(5,407)
Repayment of bank loans	(39,398)	(16,898)
Net cash (used in) provided by financing activities	(44,727)	237,852

Effect of exchange rate changes on cash	1,133	(757)

Net increase (decrease) in cash	6,352	(6,866)
Cash and cash equivalents at beginning of period	55,680	66,828
Cash and cash equivalents at end of period	$62,032	$59,962

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

(2) Restatement of Previously Issued Financial Statements

As previously disclosed, the Company determined that it incorrectly accounted for a valuation allowance related to U.S. net deferred tax assets. At the time of the March 31, 2018 Form 10-Q filing, the Company believed that the carrying value of its deferred tax assets was appropriate based on its view that it was more likely than not that this deferred tax asset would be realized in future periods. In preparing its consolidated financial statements for the year ended June 30, 2018, the Company determined, in consultation with BDO USA, LLP (“BDO”), based on management's review of current and historical performance, internal projections and industry data and applicable accounting literature, that it should recognize a valuation allowance equal to the entire carrying value of the Company’s U.S. deferred tax assets. However, upon further review of the negative and positive objective evidence and applicable accounting literature, the Company determined, in consultation with BDO, that a full valuation allowance on domestic net deferred tax assets should have been recorded as of the end of its third fiscal quarter rather than as of the end of its fourth fiscal quarter. As a result, the Company has determined to record a valuation allowance of approximately $71,350 on its U.S. deferred tax assets at March 31, 2018.

As a result, the Company is restating its condensed consolidated financial statements for the three and nine months ended March 31, 2018. The following financial tables reconcile the previously reported amounts to the restated amounts for each condensed consolidated financial statement.

The table below sets forth the condensed consolidated balance sheet, including the balances originally reported, corrections and the as restated balances for March 31, 2018 (in thousands):

	As Reported	Adjustment	As Restated
Assets
Deferred income tax asset, net	$70,089	$(70,089)	$-
Total assets	831,280	(70,089)	761,191
Liabilities and Shareholders’ Equity
Deferred income tax liability	-	1,261	1,261
Total liabilities	627,898	1,261	629,159
Retained deficit	(20,354)	(71,350)	(91,704)
Total shareholders’ equity	203,382	(71,350)	132,032
Total liabilities and shareholders’ equity	$831,280	$(70,089)	$761,191

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The tables below set forth the condensed consolidated statements of loss, including the balances originally reported, corrections and the as restated balances for the three and nine months ended March 31, 2018 (in thousands, except per share data):

	As Reported	Adjustment	As Restated
Three months ended March 31, 2018
Income tax (benefit) provision	$(66,402)	$71,350	$4,948
Net loss	$(196,635)	$(71,350)	$(267,985)
Basic loss per common share	$(5.57)	$(2.02)	$(7.59)
Diluted loss per common share	$(5.57)	$(2.02)	$(7.59)

	As Reported	Adjustment	As Restated
Nine months ended March 31, 2018
Income tax (benefit) provision	$(51,353)	$71,350	$19,997
Net loss	$(210,045)	$(71,350)	$(281,395)
Basic loss per common share	$(5.97)	$(2.03)	$(8.00)
Diluted loss per common share	$(5.97)	$(2.03)	$(8.00)

The tables below set forth the condensed consolidated statements of comprehensive income, including the balances originally reported, corrections and the as restated balances for the three and nine months ended March 31, 2018 (in thousands):

	As Reported	Adjustment	As Restated
Three months ended March 31, 2018
Net loss	$(196,635)	$(71,350)	$(267,985)
Comprehensive loss	$(193,556)	$(71,350)	$(264,906)

	As Reported	Adjustment	As Restated
Nine months ended March 31, 2018
Net loss	$(210,045)	$(71,350)	$(281,395)
Comprehensive loss	$(202,758)	$(71,350)	$(274,108)

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances originally reported, corrections and the as restated balances for the nine months ended March 31, 2018 (in thousands):

	As Reported	Adjustment	As Restated
Nine months ended March 31, 2018
Net loss	$(210,045)	$(71,350)	$(281,395)
Deferred income taxes	(80,207)	91,921	11,714
Accrued expenses and other liabilities	30,299	(20,571)	9,728
Net cash provided by operating activities	56,415	-	56,415

As indicated above, there was no impact on net cash provided by operating activities as the valuation allowance is a non-cash item. In addition, the restatement had no impact on cash flows from investing activities or financing activities.

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

(5) Capital Stock

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

(6) Net (Loss) Income Per Common Share

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

The weighted average shares outstanding for the three and nine months ended March 31, 2018 includes the effect of 5,122 shares to be issued beginning on December 21, 2019 in connection with the acquisition of certain products and related assets from Citron and Lucid (see Note 3).

The Convertible Senior Notes (see Note 7) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(7) Debt

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

(8) Commitments, Contingencies and Other Matters

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

Under current longstanding law, the government, under the Buy America Act, is permitted to buy domestic end products, including commercial off-the-shelf (“COTS”) products like generic drugs that are manufactured in the U.S. even if their components are not all manufactured in the US. The Company believes that the government was and is permitted to buy Acetris’ products, because they are COTS items manufactured in the U.S. As a result, the Company has disputed the determination that the 11 products sold pursuant to novated contracts with the VA originate in India rather than the United States and has appealed the decision that it is not currently compliant with contract sourcing requirements. To further pursue remedies, Aceto has asserted an indemnification claim against the sellers under the product purchase agreement dated December 21, 2016. In addition, the U.S. Defense Logistics Agency, by letter dated April 25, 2018 to Acetris, requested that Acetris seek a ruling from U.S. Customs and Border Protection that seven products specified therein, each of which have APIs sourced from India, are TAA compliant.

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

(9) Fair Value Measurements

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

In conjunction with its existing credit agreement (see Note 7), the Company entered an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of March 31, 2018 is $87,500. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at March 31, 2018, is $1,539. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

At March 31, 2018, the Company had accrued $752 of contingent consideration, $663 of which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016 (see Note 3) and $89 of contingent consideration related to a previously acquired company in France. At June 30, 2017, the Company had accrued $2,952 of contingent consideration, $2,807 of which related to the acquisition of certain products and related assets of Citron and Lucid and $145 of contingent consideration related to a previously acquired company in France. The contingent consideration was calculated using the present value of a probability weighted income approach.

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

In connection with the acquisition of certain products and related assets of Citron and Lucid (see Note 3), the Company will issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The preliminary fair value of the future issuance of these shares was determined to be $90,400 at the time of the product acquisition after taking into effect that the shares won’t be issued until the third and fourth anniversary of the closing and the present value calculation of dividends.

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 7). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs, and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $126,600 at March 31, 2018 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

(10) Recent Accounting Pronouncements

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

* Includes goodwill impairment charge of $235,110. See Note 9 Fair Value Measurements for details.

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

* Includes goodwill impairment charge of $235,110. See Note 9 Fair Value Measurements for details.

(12) Income Taxes

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

Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the tax periods in which those deferred tax assets would be deductible. A valuation allowance is taken when necessary to reduce deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, the Company assesses all available positive and negative evidence. This evidence includes, but is not limited to, scheduled reversal of deferred tax liabilities, prior earnings history, projected future earnings, carry-back and carry-forward periods and the feasibility of ongoing tax strategies that could potentially enhance the likelihood of the realization of a deferred tax asset. The weight given to the positive and negative evidence is commensurate with the extent the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income (exclusive of reversing taxable temporary differences and carryforwards) to outweigh objective negative evidence such as the Company’s recent financial reporting loss for the three and nine months ended March 31, 2018 that created a cumulative loss. Therefore, the Company recorded a valuation allowance of $71,350 against its net U.S. deferred tax assets during the three and nine months ended March 31, 2018.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(13) Subsequent Events

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

Results of Review of Interim Consolidated Financial Statements

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

Basis for Review Results

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

Emphasis of Matter

As discussed in Note 2 to the condensed consolidated financial statements, the March 31, 2018 consolidated financial statements have been restated to correct a misstatement.

/s/ BDO USA, LLP

Melville, New York

May 4, 2018, except for Notes 2 and 12 which are October 12, 2018

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

Executive Summary

We are reporting net sales of $542,482 for the nine months ended March 31, 2018, which represents a 22.3% increase from the $443,698 reported in the comparable prior period. Gross profit for the nine months ended March 31, 2018 was $101,649 and our gross margin was 18.7% as compared to gross profit of $103,963 and gross margin of 23.4% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the nine months ended March 31, 2018 was $87,241, an increase of $11,627 from what we reported in the prior period. On April 18, 2018, the Company issued a press release announcing that we intended to record substantial impairment charges, including goodwill, due to the persistent adverse conditions in the generics market. As set forth in Note 9 to the Company’s Condensed Consolidated Financial Statements, we recorded impairment charges of $256,266 during the three months ended March 31, 2018. In addition, as disclosed in Notes 2 and 12, we recorded a valuation allowance of $71,350 against our U.S. net deferred tax assets during the three and nine months ended March 31, 2018. We had a net loss of $281,395 or $8.00 per diluted share, for the nine months ended March 31, 2018, compared to net income of $9,409, or $0.30 per diluted share, in the prior period.

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

On December 21, 2016, Rising completed the acquisition of certain generic products and related assets of entities formerly known as Citron Pharma LLC (“Citron”) and its affiliate Lucid Pharma LLC (“Lucid”). Rising formed two subsidiaries to consummate the product acquisition – Rising Health, LLC (which acquired certain products and related assets of Citron) and Acetris Health, LLC (which acquired certain products and related assets of Lucid). Citron was a privately-held New Jersey-based pharmaceutical company focused on developing and marketing generic pharmaceutical products in partnership with leading generic pharmaceutical manufacturers based in India and the U.S. Lucid was a privately-held New Jersey-based generic pharmaceutical distributor specializing in providing cost-effective products to various agencies of the U.S. Federal Government including the Veterans Administration and the Defense Logistics Agency. Lucid serviced 18 national contracts with the Federal Government, nearly all of which had 5-year terms. In February 2018, Aceto was notified by the U.S. government that 11 generic drug products are not in compliance with the federal Trade Agreement Act (“TAA”) country-of-origin provisions of a clause contained in the government supply contracts. See Note 8 to the Company’s Condensed Consolidated Financial Statements. The 11 finished dosage form products purchased by the U.S. government are manufactured by Aurolife Pharma LLC which is located in Dayton, New Jersey using APIs sourced from India. Based on this notification, the Company recorded an impairment charge of $15,411 on the customer relationships intangible asset in the third quarter of fiscal 2018.

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

Impairment Charges

During the nine months ended March 31, 2018, the Company recorded impairment charges of $256,266, all of which related to the Rising business segment. The impairment charges consisted of $235,110 of goodwill impairment charges and a $21,156 write-down of other identifiable intangible assets. For additional information regarding these impairment charges, see Note 9 to the Company’s Condensed Consolidated Financial Statements. There were no impairment charges recorded in the nine months ended March 31, 2017.

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

Provision for Income Taxes

The effective tax rate for the nine months ended March 31, 2018 was (7.7)% compared to expense of 34.5% for the prior period. During the nine months ended March 31, 2018, the Company recorded a valuation allowance of $71,350 against its U.S. deferred tax assets. For additional information, see Notes 2 and 12 to the Company’s Condensed Consolidated Financial Statements. In accordance with the TCJA, for the nine months ended March 31, 2018, we recorded additional income tax expense of $12,720. In addition, we recorded $1,521 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate reflected in the TCJA to benefit our financial results and cash flow in future periods.

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

Impairment Charges

During the three months ended March 31, 2018, the Company recorded impairment charges of $256,266, all of which related to the Rising business segment. The impairment charges consisted of $235,110 of goodwill impairment charges and $21,156 write-down of other identifiable intangible assets. For additional information regarding these impairment charges, see Note 9 to the Company’s Condensed Consolidated Financial Statements. There were no impairment charges recorded in the three months ended March 31, 2017.

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

Provision for Income Taxes

The effective tax rate for the three months ended March 31, 2018 was (1.9)% compared to expense of 34.4% for the prior period. During the three months ended March 31, 2018, the Company recorded a valuation allowance of $71,350 against its U.S. deferred tax assets. For additional information, see Notes 2 and 12 to the Company’s Condensed Consolidated Financial Statements. For the three months ended March 31, 2018, we recorded $1,189 of income tax benefit associated with the TCJA. In addition, we recorded $420 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted prospectively in the first quarter of fiscal 2018. We expect the substantially lower corporate tax rate associated with the TCJA to benefit our financial results and cash flow in future periods.

Liquidity and Capital Resources

Cash Flows

At March 31, 2018, we had $62,032 in cash, of which $17,293 was outside the United States, $3,059 in short-term investments, all of which is held outside the United States, and $319,420 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $52,446 at March 31, 2018 compared to $248,750 at June 30, 2017. The significant reduction in working capital at March 31, 2018 reflects the reclassification of our term debt and revolver debt into current liabilities. See Note 7 of the Notes to the Company’s Condensed Consolidated Financial Statements. The $17,293 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European and Chinese operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the TCJA, we recorded $2,366 of additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

Our cash position at March 31, 2018 increased $6,352 from the amount at June 30, 2017. Operating activities for the nine months ended March 31, 2018 provided cash of $56,415 for this period, as compared to cash provided of $31,551 for the comparable prior period. The $56,415 resulted from $281,395 in net loss, $301,178 derived from adjustments for non-cash items and a net $36,632 increase from changes in operating assets and liabilities. The non-cash items included $256,266 in goodwill and intangible asset impairment charges, $24,608 in depreciation and amortization expense, $11,714 of deferred income tax expense, a $902 environmental charge, $4,603 for amortization of debt issuance costs and debt discount, and $6,442 in non-cash stock compensation expense, offset in part by $1,990 of earnings on an equity investment in a joint venture and a $2,505 reversal of contingent consideration. Trade accounts receivable decreased $2,573 during the nine months ended March 31, 2018, due predominantly to a decrease in days sales outstanding, particularly at our Rising subsidiary. Inventories increased by $3,102 and accounts payable increased by $34,224 due primarily to increased inventories held in stock by our Agricultural Protection Products subsidiary for the anticipated shipments in the fourth quarter of fiscal 2018 as well as timing of payments processed at the end of the quarter. Inventories also increased as a result of a build-up of Specialty Chemicals inventory. Other receivables increased $3,662 due primarily to an increase in value added taxes receivables for our German subsidiaries, as well as income taxes due to the Company. Accrued expenses and other liabilities increased $9,728 due primarily to a rise in price concessions for our Rising business as well as the timing of income tax payments. Our cash position at March 31, 2017 decreased $6,866 from the amount at June 30, 2016. Operating activities for the nine months ended March 31, 2017 provided cash of $31,551 for this period. The $31,551 resulted from $9,409 in net income, $25,149 derived from net adjustments for non-cash items and a net $3,007 decrease from changes in operating assets and liabilities.

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

In January 2017, the FASB issued ASU 2017-04 Intangibles - Goodwill and Other (Topic 350) which would eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, the amount of an impairment charge would be recognized if the carrying amount of a reporting unit is greater than its fair value. ASU 2017-04 is effective for public companies for fiscal years beginning after December 15, 2019. The Company elected to early adopt this ASU in the third quarter of fiscal 2018. (See Note 9 to the Condensed Consolidated Financial Statements- Fair Value Measurements).

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. Previously, based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018. However, due to the material weakness in internal control over financial reporting described below, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2018.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. In completing our work with respect to the condensed consolidated financial statements presented in this report, we evaluated the deficiencies in our internal controls over financial reporting and determined that our internal control over financial reporting was not effective due to a material weakness in our controls over income tax accounting.  Specifically, the execution of the controls over the application of the accounting literature to the measurement of deferred taxes did not operate effectively in relation to the assessment of the realizability of our deferred tax assets, and the need for a valuation allowance.

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

The Company incorporates by reference into this Item 1 the disclosures made with respect to pending legal proceedings set forth in Note 8 (Commitments, Contingencies and Other Matters) and Note 13 (Subsequent Events) to the Company’s Condensed Consolidated Financial Statements presented elsewhere herein.

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

ACETO CORPORATION

DATE	October 12, 2018	BY	/s/ William C. Kennally, III
William C. Kennally, President and Chief Executive Officer
(Principal Executive Officer)

DATE	October 12, 2018	BY	/s/ Rebecca Roof
Rebecca Roof, Interim Chief Financial Officer
(Principal Financial Officer)

