Form 10-K/A
period 2018-06-30
ACETO CORP
filed 2018-10-25
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10 – K/A

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

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every interactive data file required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The Registrant has 30,800,574 shares of common stock outstanding as of October 15, 2018.

Documents incorporated by reference:

None

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (Commission File Number 000-04217), originally filed on September 28, 2018 (the “Original Filing”). We are filing this Amendment to include the information required by Part III and not included in the Original Filing, as we do not intend to file a definitive proxy statement for an annual general meeting of stockholders within 120 days of the end of our fiscal year ended June 30, 2018. In addition, in connection with the filing of this Amendment and pursuant to the rules of the Securities and Exchange Commission (the “SEC”), we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Item 15 of Part IV has been amended to reflect the filing of these new certifications, to reflect the filing of compensatory agreements relating to an individual who has become a named executive officer for the first time and to reflect a template agreement associated with a compensatory arrangement described in Item 11.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

As used in this Amendment, unless the context requires otherwise, the “Company”, “Aceto”, “our” and “we” refers to Aceto Corporation, Inc. and its consolidated subsidiaries, and U.S. GAAP means accounting principles generally accepted in the United States of America.

2

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of the directors, their ages (as of October 15, 2018), their committee positions and the period during which they have been serving on our Board of Directors (the “Board”) are set forth in the table below:

NAME	AGE	AUDIT & RISK COMMITTEE	COMPENSATION COMMITTEE	NOMINATING & GOVERNANCE COMMITTEE	DIRECTOR SINCE

Alan G. Levin (1)	56	X	X	X	2013
William C. Kennally, III	62				2016
Albert L. Eilender	75				2000
Vimal Kavuru	50				2017
William N. Britton	73	C		X	2006
Natasha Giordano	58	X	C		2011
Dr. Daniel B. Yarosh	64		X	C	2014

(1) Chairman of the Board

C – Chairperson

X – Committee member

No director or executive officer of the Company is related to any other director or executive officer. None of the Company’s officers or directors holds any directorships in any other public company, except for Mr. Levin, who is a member of the board of directors of Diffusion Pharmaceuticals, Inc., and Natasha Giordano, who is a member of the board of directors (and the president and chief executive officer) of PLx Pharma Inc. A majority of our board members are independent based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market.

Set forth below is the business experience of, and any other public company or registered investment company directorships held by, the members of the Board for at least the past five years, as well as a summary of their specific experience, qualifications, attributes or skills that led the Board to conclude that they should serve as our directors.

Biographies of Current Directors

Alan G. Levin. Mr. Levin was elected Non-Executive Chairman of the Board as of July 2018. He joined the Aceto Board in December 2013 and became Lead Independent Director in July 2016. Prior to joining the Aceto Board, Mr. Levin served as Executive Vice President and Chief Financial Officer of Endo Health Solutions Inc. (Endo), a global specialty healthcare company, from June 2009 until September 2013. Prior to joining Endo, Mr. Levin worked with Texas Pacific Group, a leading private equity firm, and one of their start-up investments. Before that, he was Senior Vice President & Chief Financial Officer of Pfizer, Inc. where he worked for 20 years in a variety of executive positions of increasing responsibility, including Treasurer and Senior Vice President of Finance & Strategic Management for the company’s research and development organization. Mr. Levin received a bachelor’s degree from Princeton University and a master’s degree from New York University’s Stern School of Business. Mr. Levin is a certified public accountant. He is a member of the Advisory Board of Auven Therapeutics, a private equity fund, a member of the Board of Directors of Diffusion Pharmaceuticals Inc., a development stage oncology company, and a member of the Board of Directors of the Critical Path Institute, a non-profit collaboration between the Food and Drug Administration and pharmaceutical industry participants. We believe that Mr. Levin’s financial experience, including his prior positions as chief financial officer of Endo and Pfizer and executive-level experience in the pharmaceutical industry, as well as his experience in financial reporting, treasury and corporate finance, gives him the qualifications and skills to serve as one of our directors.

William C. Kennally, III. For information regarding Mr. Kennally, see “—Executive Officers.” Mr. Kennally’s leadership position in our Company, together with his experience managing both brand and generic pharmaceutical businesses, gives him the qualifications and skills to serve as one of our directors.

Albert L. Eilender. Mr. Eilender was named Chairman Emeritus in July 2018 after serving as the Chairman of the Board since October 2009. He joined the Board in 2000, was the lead independent director from 2005 to September 2009 and served as Chief Executive Officer of the Company from September 2010 to January 2013. He is the sole owner of Waterways Advisory Services, a firm specializing in advising companies on developing and evaluating options relative to mergers, acquisitions and strategic partnerships in the chemical industry. Mr. Eilender has not been active in the operations of this enterprise since October 2009. He has more than 35 years of diverse senior level experience in the specialty chemicals and pharmaceutical industry and has had direct financial responsibility, with significant experience in mergers, acquisitions and joint ventures, both domestically and internationally. He has also served on the boards of numerous industry trade associations during his career. We believe that Mr. Eilender’s past 25 years of industry experience in executive management for operations within all three segments of Aceto’s business, as well as operations in North America, Europe and Asia, coupled with his experience in the areas of business consultation and mergers and acquisitions, and his service on the Board since 2000, give him the qualifications and skills to serve as one of our directors.

Vimal Kavuru. Since 2013, Mr. Kavuru has been the CEO of Cedar Pharma LLC (formerly known as Citron Pharma LLC) and Aster Pharma LLC (formerly known as Lucid Pharma LLC), from which Rising acquired certain generic products and related assets in December 2016. Cedar and Aster provide certain transition services to Rising. In 2008, Mr. Kavuru founded and served as CEO until 2013 of Gen-Source RX, a generic pharmaceutical distributor that was sold to Cardinal Health in 2014. Since 2007, Mr. Kavuru has served as a director of Celon Labs Ltd., an Indian specialty pharmaceutical company focused on the oncology and critical care segments. Additionally, he has served as a director of Cronus Pharma LLC, an animal health pharmaceutical company, since 2016, is the founder of Casper Pharma LLC, an emerging specialty brand and injectable pharmaceutical company, and is a co-founder of Grace Therapeutics, a specialty pharmaceutical company focused on treating rare and orphan diseases. Mr. Kavuru graduated with a B.S. in Pharmacy from the College of Pharmacy, Gulbarga, India and is a registered Pharmacist in the State of New York. We believe that Mr. Kavuru’s extensive experience in the generic products industry, as well as his previous association with Citron and Lucid gives him the qualifications and skills to serve as one of our directors.

William N. Britton. Mr. Britton is the sole owner of TD AIM, LLC, through which he is involved in a variety of activities surrounding financial consulting and private equity investing. Mr. Britton is also a Vice Chairman of P and E Capital, Inc., a management company involved in real estate. Previously, Mr. Britton was a Senior Vice President with JP Morgan Chase. He has over 30 years of commercial lending experience ranging from large syndicated financings with Fortune 500 companies to privately owned businesses, with significant experience in private equity related transactions, asset based lending arrangements, leasing and many other forms of secured lending. Mr. Britton is a former member of the Northeast Advisory Council of Opera Solutions, a private firm engaged in consulting. Mr. Britton is a former Vice President-Finance for the Boy Scouts of America (Manhattan Council) and is on the board of the Rutgers Business School. We believe that Mr. Britton’s finance and business consultation and executive-level management experience, as well as his service on the Board of the Company since 2006, give him the qualifications and skills to serve as one of our directors.

Natasha Giordano. Ms. Giordano has been the President and Chief Executive Officer as well as a Director of PLx Pharma Inc. since January 2016. PLx Pharma is a late-stage specialty pharmaceutical company focused on developing a clinically validated and patent protected delivery system to provide more effective and safer aspirin products. Previously, Ms. Giordano served as the Chief Executive Officer of ClearPoint Learning, Inc., from May 2015 through November 2015 and a director of ClearPoint from December 2009 through November 2015. Prior to ClearPoint, Ms. Giordano served as the Chief Executive Officer of Healthcare Corporation of America from January 2014 through August 2014. From 2009 to August 2012, Ms. Giordano served as Chief Operating Officer and then Chief Executive Officer and President of Xanodyne Pharmaceuticals, Inc., a branded specialty pharmaceutical company with development and commercial capabilities focused on pain management and women’s health. From 2000 to 2008, she served in various senior management positions at Cegedim Dendrite (formerly Dendrite International Inc.), including serving as President, Americas from 2007 to 2008. Earlier in her career, Ms. Giordano worked for nine years at Parke-Davis, a subsidiary of Warner Lambert. Ms. Giordano holds a Bachelor of Science degree in nursing from Wagner College. We believe that Ms. Giordano’s twenty plus years of senior leadership positions in the healthcare and pharmaceutical industry brings to our Board a vast amount of practical experience in general management, strategy, marketing, sales development, and compliance, which give her the qualifications and skills to serve as one of our directors.

Daniel B. Yarosh, PhD. Daniel B. Yarosh, PhD is the former Chief Technology Advisor, Estee Lauder Companies, a manufacturer and marketer of skin care, makeup, fragrance and hair care products, from 2014 to 2017. From 2008 to 2014 he was Senior Vice President of Basic Science Research at Estee Lauder R&D. He founded and served as President and Chairman of Applied Genetics Inc. Dermatics, a biotech company focusing on DNA science for 23 years before selling it to Estee Lauder. Dr. Yarosh has a PhD degree in molecular biology, and was a National Science Foundation postdoctoral fellow at Brookhaven National Laboratories and Staff Fellow and Cancer Expert at the National Cancer Institute, National Institutes of Health in Bethesda, Maryland. He is active in the New York biotech community and many scientific and medical societies, including the American Academy of Dermatology. Dr. Yarosh is the author of over 100 scientific papers, two dozen patents, and the book “The New Science of Perfect Skin”. Dr. Yarosh is a volunteer board member of the Photomedicine Society, a medical professional non-profit society and is also a volunteer advisor to other professional scientific, medical and patient groups. Dr. Yarosh received a bachelor’s degree in biology from Macalester College and a PhD from the University of Arizona School of Medicine. Dr. Yarosh’s prior experience, including his executive and scientific research experience at Estee Lauder and his expertise in the biotech industry, gives him the qualifications and skills to serve as one of our directors.

INFORMATION ABOUT THE COMPANY’S COMMITTEES

Audit & Risk Committee

The Audit & Risk Committee is currently comprised of William N. Britton (Chairman), Alan G. Levin and Natasha Giordano. The Audit & Risk Committee recommends to the Board the approval of the Company’s independent registered public accounting firm and reviews management actions in matters relating to audit functions. The committee reviews with the Company’s independent registered public accounting firm the scope and results of its audit engagement and the Company’s system of internal controls and procedures. The committee also reviews the effectiveness of procedures intended to prevent violations of laws. The committee also reviews, prior to publication, our quarterly earnings releases and reports to the SEC on Form 10-K and Form 10-Q.

The Audit & Risk Committee has adopted a written policy for the pre-approval of audit, audit-related and non-audit services to be provided by the Company’s independent registered public accounting firm. In general, the Company’s independent registered public accounting firm cannot be engaged to provide any audit or non-audit services unless the engagement is pre-approved by the Audit & Risk Committee in compliance with the Sarbanes-Oxley Act of 2002. Certain basic services may also be pre-approved by the Chairman of the Audit & Risk Committee under the policy.

The Audit & Risk Committee, consistent with the Sarbanes-Oxley Act of 2002 and the rules adopted thereunder, also meets with management and the auditors prior to the filing of officers’ certifications with the SEC to request information concerning, among other things, significant deficiencies in the design or operation of internal controls, if any.

The Audit & Risk Committee assists the Board in performing its oversight responsibilities relating to the Company’s processes and policies with respect to identifying, monitoring, assessing, reporting on, managing and controlling the Company’s business and financial risk. The Audit & Risk Committee discusses with the Company’s Senior Risk Officer, and other members of management responsible for managing risk, areas of specific risk identified by management and/or the Committee.

The Board has determined that all Audit & Risk Committee members are independent under applicable SEC regulations, and based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market. Our Board has determined that Mr. Britton and Mr. Levin qualify as an “audit committee financial expert” as that term is used in SEC regulations. The Audit & Risk Committee operates under a formal charter that governs its duties and conduct and is published on the Company’s corporate website – www.aceto.com.

The Audit & Risk Committee has adopted a Non-Retaliation Policy and a Complaint Monitoring Procedure to enable confidential and anonymous reporting regarding financial irregularities, if any.

Nominating and Governance Committee

The Nominating and Governance Committee is currently comprised of Alan G. Levin, William N. Britton and Dr. Daniel B. Yarosh (Chairperson), each of whom has been determined by the Board to be an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market. The Nominating and Governance Committee addresses Board organizational issues and reviews the Company’s corporate governance framework. In addition, the Nominating and Governance Committee searches for persons qualified to serve on the Board and monitors, assesses and makes recommendations to the Board annually with respect to the leadership structure of the Board. While the Nominating and Governance Committee does not have a formal policy on diversity for members of the Board, the Nominating and Governance Committee considers diversity of background, experience and qualifications in evaluating prospective Board members. The committee will evaluate the suitability of potential nominees for membership on the Board, taking into consideration the Board’s current composition, including expertise, diversity, and balance of inside, outside and independent directors, and considering the qualifications and criteria established by the Board. In considering director candidates, the Nominating and Governance Committee and the Board endeavor to establish a diversity of background and experience in a number of areas of core competency, including business judgment, management, accounting and finance, knowledge of the industries in which the Company operates, strategic vision, knowledge of international markets, and other areas relevant to the Company’s business.

The Nominating and Governance Committee operates under a formal charter that governs its duties and conduct and is published on the Company’s corporate website – www.aceto.com.

The Company’s By-laws contain provisions which address the process by which a shareholder may nominate an individual to stand for election to the Board at the Company’s annual meeting of shareholders. The Nominating and Governance Committee will consider and vote on any recommendations so submitted. In considering any person recommended by a shareholder, the committee will look for the same qualifications that it looks for in any other person that is considered for a position on the Board.

Any shareholder nominee recommended by the Nominating and Governance Committee and proposed by the Board for election at the next annual meeting of shareholders will be included in the company's proxy statement for that annual meeting.

Director Resignation Policy

The Company has established a “Director Resignation Policy”, which addresses the situation in which a nominee for election to the Company’s Board fails to receive a majority of the votes cast by the shareholders of the Company in an uncontested election of directors. An “uncontested election of directors” is any election of directors by the shareholders of the Company in which the number of nominees for election does not exceed the number of directors to be elected. Pursuant to our Director Resignation Policy, if, in any uncontested election, a nominee receives less than a majority of the votes cast by the shareholders of the Company, such nominee is required to promptly tender his or her written resignation from the Board to the Secretary of the Company. The Board will then determine whether to accept or reject the resignation. The Director Resignation Policy is published on the Company’s corporate website – www.aceto.com.

Compensation Committee

The Compensation Committee is currently comprised of Natasha Giordano (Chairperson), Alan Levin and Dr. Daniel B. Yarosh, each of whom has been determined by the Board to be an “independent director” based on the definition of independence in Listing Rule 5605(a)(2) of The NASDAQ Stock Market. The Compensation Committee conducts reviews of the compensation of the directors, Chief Executive Officer and other senior executive officers of the Company including evaluating and making recommendations to the Board concerning those officers’ benefits, bonus, incentive compensation, severance, equity-based compensation, and other forms of compensation provided by the Company. The Compensation Committee meets as it determines to be necessary, but not less frequently than annually. The Compensation Committee may delegate a portion of its authority to a subcommittee or subcommittees. The Compensation Committee has the exclusive authority to retain any compensation consultants to be used to assist the committee in the evaluation and determination of the Company’s compensation for its Chief Executive Officer, other senior executive officers and directors.

The Compensation Committee operates under a formal charter that governs its duties and conduct and reviews the charter not less than every two years. The charter is published on the Company’s corporate website – www.aceto.com.

Compensation Consultant Role

Our Compensation Committee engaged Frederic W. Cook & Co. Inc. (FW Cook), an executive compensation consulting firm, during the fiscal year ended June 30, 2018 to conduct compensation benchmarking for our executive officers, as well as Board compensation analysis and a review of competitive severance opportunities. In addition, the Compensation Committee utilized FW Cook to review our peer group composition. Our Compensation Committee directed FW Cook to provide it with the benefits of its industry experience after taking into account the specific needs and positioning of our Company. The Compensation Committee intends to continue to engage a compensation consulting firm to perform executive and director compensation studies as needed.

While FW Cook provided data and advice regarding our compensation practices, our Compensation Committee exercises autonomy when formulating and presenting recommendations to our Board regarding our compensation practices for our named executive officers and Board of Directors. Our Compensation Committee has assessed FW Cook’s independence pursuant to applicable SEC rules and concluded that no conflict of interest exists that would prevent FW Cook from independently advising the Compensation Committee.

Management’s Role in Establishing Our Executive Compensation

Our Chief Executive Officer plays an important role in assisting our Compensation Committee in establishing the compensation for our executive officers. Key aspects of this role include:

• suggesting to the Compensation Committee business performance targets and objectives;

• evaluating employee performance; and

• recommending salary and bonus levels and long-term incentive compensation.

During this process, the Compensation Committee may ask our Chief Executive Officer, Chairman of the Board and other executive officers to provide guidance to the Compensation Committee regarding background information for our strategic objectives, an evaluation of the performance of our executive officers, and compensation recommendations as to the executive officers. Members of the Compensation Committee met informally with our Chief Executive Officer and Chairman of the Board throughout the year to discuss compensation matters and compensation policies in order to obtain insight regarding the day-to-day performance of each of our executive officers.

Board and Committee Meetings

During the Company’s fiscal year ended June 30, 2018, the Board held ten meetings and acted by unanimous written consent one time. Each director attended at least 75% of the Board’s meetings and the meetings of the Board committees on which he or she served.

At most scheduled meetings of the Board, the independent members of the Board met separately in executive session without management being present.

During the Company’s fiscal year ended June 30, 2018, the Compensation Committee met eight times, the Audit & Risk Committee met eight times and the Nominating and Governance Committee met four times.

Director Attendance at Annual Meetings

Our directors are encouraged, but not required, to attend the annual meeting of shareholders. All of our directors attended the 2017 annual meeting of shareholders.

Communications by our Shareholders to the Board

The Board recommends that shareholders direct to the Company’s secretary any communications intended for the Board. Shareholders can send communications by e-mail to srogers@aceto.com, by facsimile to (516) 627-6093, or by mail to Steven Rogers, Senior Vice President, Chief Legal Officer and Secretary, Aceto Corporation, 4 Tri Harbor Court, Port Washington, New York 11050.

This centralized process will assist the Board in reviewing and responding to shareholder communications in an appropriate manner. If a shareholder wishes to direct any communication to a specific board member, the name of that board member should be noted in the communication. The Board has instructed the Secretary to forward shareholder correspondence only to the intended recipients, but the Board has also instructed the Secretary to review all shareholder correspondence and, in his discretion, not forward any items that he deems to be of a commercial or frivolous nature or otherwise inappropriate for the Board's consideration. Any such items may be forwarded elsewhere in the Company for review and possible response. The Company has adopted a Non-Retaliation Policy, or a whistleblower policy, which establishes procedures for submitting these types of concerns, either personally or anonymously through a toll free telephone “hotline” operated by an independent party. A copy of our Non-Retaliation Policy is available on our website at www.aceto.com.

CORPORATE GOVERNANCE

The Company operates within a comprehensive plan of corporate governance for the purpose of defining responsibilities, setting high standards of professional and personal conduct and assuring compliance with those responsibilities and standards. In July 2002, Congress passed the Sarbanes-Oxley Act of 2002 which, among other things, establishes, or provides the basis for, a number of corporate governance standards and disclosure requirements. In addition, the NASDAQ Stock Market has corporate governance and listing requirements. The Company also has policies covering non-discrimination and diversity that are communicated to all employees. The Board has initiated numerous actions consistent with these rules and will continue to monitor developments in the area of corporate governance regularly.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics for all Aceto directors, officers and employees that includes provisions ranging from restrictions on gifts to conflicts of interest. All employees are required annually to affirm in writing their acceptance of the code. This Code of Business Conduct and Ethics is in accordance with NASDAQ Listing Rule 5610 and is published on the Company’s corporate website – www.aceto.com. We intend to satisfy the disclosure requirement under Item 5.05(c) of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website, www.aceto.com.

Disclosure Committee

The Company has formed a disclosure committee, comprised of senior management, including senior financial personnel, to formalize processes to ensure accurate and timely disclosure in Aceto’s periodic reports filed with the United States Securities and Exchange Commission and to implement certain disclosure controls and procedures. The disclosure committee operates under a formal charter that governs its duties and conduct. The charter is published on the Company’s corporate website – www.aceto.com.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Pursuant to Section 16 of the Exchange Act, the Company's directors, certain of the Company’s officers and beneficial owners of more than 10% of the Company's Common Stock are required to file certain reports, within specified time periods, indicating their holdings of and transactions in the Common Stock and derivative securities of Aceto. Based solely on a review of such reports provided to the Company and written representations from such persons regarding the necessity to file such reports, the Company is not aware of any failures to file reports or report transactions in a timely manner during the Company's fiscal year ended June 30, 2018 except for a late Form 4 for one transaction for Frances Scally, Senior Vice President and Chief Accounting Officer that was filed approximately one month late.

EXECUTIVE OFFICERS

Set forth below are the names of our executive officers, their ages as of October 15, 2018, and their positions with Aceto.

Name	Age	Position
William C. Kennally, III	62	President and Chief Executive Officer
Rebecca Roof	63	Chief Financial Officer
Steven S. Rogers	57	Senior Vice President and Chief Legal Officer
Charles J. Alaimo	52	Senior Vice President, Human Resources
Frank DeBenedittis	64	Senior Vice President, Corporate Business Development
Frances P. Scally	51	Senior Vice President and Chief Accounting Officer

On September 24, 2018, Walter Kaczmarek, III, Chief Operating Officer of the Company, notified the Company that he will resign from his role as Chief Operating Officer, effective October 24, 2018, and is therefore excluded from the above table.

William C. Kennally, III. Mr. Kennally is the Chief Executive Officer and President of Aceto and is a member of Aceto’s Board of Directors. Mr. Kennally joined Aceto’s Board in September 2016 and in September 2017 was appointed President and Chief Executive Officer of the Company. He retired from Pfizer in 2015 after 37 years of service, most recently as Regional President North America, Global Established Pharma Division from 2014 to 2015 and Regional President North America, Global Established Products from 2010 to 2014. Both roles involved leading three separate and distinct brand businesses and two generic businesses. From 2001 to 2009, Mr. Kennally was President of Greenstone, LLC, a generic and authorized generic pharmaceutical supplier which became a wholly owned subsidiary of Pfizer, Inc. after Pfizer’s acquisition of Pharmacia. Mr. Kennally started his professional career in Sales with the Upjohn Company, which was later acquired by Pharmacia, and followed a Pharmaceutical Sales Career pathway that included front line management and a corporate office position as Sales Incentive Compensation Manager. Mr. Kennally graduated from St. Anselm College with a B.S. in Criminal Justice.

Rebecca Roof. Ms. Roof was appointed Interim Chief Financial Officer of Aceto on April 18, 2018. Ms. Roof is employed by, and is Managing Director of AlixPartners LLP, a global business advisory firm. Ms. Roof possesses more than 30 years of experience providing advisory and C-suite interim management services for companies in a broad array of industries such as life sciences, healthcare, consumer, chemicals, energy and manufacturing. She has previously led complex client engagements and served as Interim Chief Financial Officer of the Eastman Kodak Company, Anchor Glass Corporation, Fleming Foods, and several other privately held entities. Ms. Roof also served as Interim Global Controller of LyondellBasell Industries, the third-largest chemical company globally, where she helped lead the company through one of the largest and most successful restructuring processes. Prior to that, Ms. Roof served as Chief Restructuring Advisor of TaroPharmaceutical Industries, an international generic-drug manufacturer in strengthening its financial controls systems and as Interim Chief Financial Officer of Atkins Nutritionals. In addition, Ms. Roof currently serves on the advisory boards of Texas Wall Street Women and Peach Outreach and is a member of the United Way Women’s Initiative in Houston. Ms. Roof graduated from Trinity University with a B.S. and B.A. in Business Administration and Geology.

Steven S. Rogers. Mr. Rogers has been Senior Vice President, Chief Legal Officer and Secretary of the Company since April 2016, Senior Vice President, General Counsel and Secretary of the Company since October 2011 and Vice President, General Counsel and Secretary since January 2011. Prior to joining the Company, Mr. Rogers was the General Counsel of Rising, certain assets of which the Company acquired in December 2010. Mr. Rogers oversees all legal and regulatory matters and provides legal counsel to the Company’s senior management and the Board. From 1986 to 1994, Mr. Rogers was a corporate litigator at Kelley Drye & Warren LLP. From 1994 to 1997, he was Associate General Counsel/First Vice-President of PaineWebber, Inc. From 1997 to 2009, he served as General Counsel of LibertyView Capital Management, a SEC-registered investment adviser, owned by Credit Agricole and then Neuberger Berman, LLC, where he was responsible for all legal, compliance and regulatory matters and oversaw the research and risk departments. Mr. Rogers earned his J.D. from the Fordham University School of Law in 1986 and a B.A. in History from the State University of New York at Binghamton in 1983. He is a member of the New York and Connecticut State Bars, as well as various federal courts including the United States Supreme Court.

Charles J. Alaimo. Mr. Alaimo has been Senior Vice President, Human Resources of the Company since July 2012 and Vice President, Human Resources, since January 2011. Mr. Alaimo oversees the global human resources functions. Prior to joining the Company, from 2008 to 2011, Mr. Alaimo was Director, Global Human Resources for Coby Electronics where he oversaw all human resources activities for this private consumer electronics company. From 2004 to 2007, he was Director, Human Resources and General Affairs for TDK Electronics Corporation. Mr. Alaimo also served as Regional Manager, Human Resources for Group One Trading, LP, a private, derivatives trading firm, from 2000 to 2004. Mr. Alaimo earned his B.B.A. in Human Resources Management from Baruch College in 1989 and a M.S. in Industrial and Labor Relations from Baruch College in 2005.

Frank DeBenedittis. Mr. DeBenedittis has served as Senior Vice President, Corporate Business Development since August 2011 and International Senior Vice President, Active Pharmaceutical Ingredients since February 2011. Prior to that, Mr. DeBenedittis was Executive Vice President since January 2009 and Senior Vice President of the Company since 2001. Mr. DeBenedittis joined the Company in 1979 as a marketing assistant and held various positions within the Company including Assistant Product Manager, Product Manager, Assistant Vice President and Vice President. In addition, Mr. DeBenedittis currently serves on the board of directors of Rising Pharmaceuticals, Inc. (“Rising”) a wholly owned subsidiary of the Company. Mr. DeBenedittis holds a B.A. in Chemistry from Stony Brook University.

Frances P. Scally. Ms. Scally has been Senior Vice President and Chief Accounting Officer since October 2017. Ms. Scally joined the Company in 2007 as a Director, Financial Reporting and Compliance, and became the Company’s Vice President, Financial Reporting, Compliance and Risk in October 2014. From 1998-2007, Ms. Scally was the Director of Financial Reporting and Compliance at Veeco Instruments Inc. Previously, Ms. Scally was a Senior Manager with Ernst & Young LLP, where she was employed from 1989-1998. Ms. Scally received a bachelor’s degree in accounting from LIU Post and is a Certified Public Accountant. She is a member of New York State Society of CPAs, American Institute of Certified Public Accountants and the Institute of Internal Auditors. Ms. Scally is a Trustee and a member of the Finance Committee for St. Edward the Confessor Church and School.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

The mission of our Compensation Committee is to ensure that the programs for executive and staff compensation best help the Company achieve its strategic goals and include best practices of our industry.

The objectives of our compensation program are to:

•	provide compensation and benefit plans that are equitable to our executives and other employees as well as our shareholders;
•	enable us to attract, motivate and retain highly qualified, experienced talent; and
•	align our rewards with long term corporate goals as well as shareholder expectations and value.

We strive to reward our named executive officers fairly and competitively through a properly balanced mix of base salary, short-term and long-term incentives, benefits, career growth and development opportunities. We believe this mix drives company performance and assists with employee retention. We do this by weighting the compensation of our named executive officers toward long-term incentives over salary and annual cash incentives. We regularly review our executives’ compensation against our own selected peer group, and we review the composition of our peer group annually. Historically, our compensation program has provided a strong balance of retention and ownership with a direct linkage to the Company’s strategic objectives, operating and shareholder performance.

When we refer to our “named executive officers” in this Amendment, we are referring to our chief executive officers throughout our last fiscal year, our chief financial officers throughout our last fiscal year and our three most highly compensated executive officers other than our chief executive officer and chief financial officer who were serving as executive officers as of June 30, 2018. Our named executive officers for our fiscal year ended June 30, 2018 were the following individuals:

William C. Kennally, III, President and Chief Executive Officer

Salvatore Guccione, Former President and Chief Executive Officer

Rebecca Roof, Chief Financial Officer

Edward Borkowski, Former Chief Financial Officer

Douglas Roth, Former Chief Financial Officer

Walter Kaczmarek, III, Chief Operating Officer

Steven S. Rogers, Senior Vice President and Chief Legal Counsel

Albert L. Eilender, Chairman Emeritus

Our Compensation Philosophy and Objectives

The philosophy of the Compensation Committee is to ensure that the strategic vision of our executive team is supported by modern compensation practices that reward achievement and creation of shareholder value.

Consistent with those purposes, our compensation program employs the following principles:

•	compensation among our executives and staff should be equitable regardless of gender, race, religion or sexual orientation;

•	the compensation program should pay for performance, that is, reward the achievement of our strategic initiatives and short-term and long-term operating and financial goals, and provide disincentives for underperformance;

•	compensation should reflect differences in position and responsibility;

•	compensation should be comprised of a mix of cash and equity-based compensation that aligns the short-term and long-term interests of our executives with those of the Company, the corporation’s strategy and our shareholders; and

•	the compensation program should be understandable and transparent.

In structuring a compensation program that implements these principles, we have developed the following strategies for our executive compensation program:

•	overall compensation levels should be competitive with our peers and should be set at levels that allow us to attract and retain talented leaders and motivate them to achieve superior results;

•	a majority of total compensation should be contingent on, and variable with, achievement of objective corporate performance goals;

•	total compensation should be higher for individuals with greater responsibility and greater ability to influence achievement of our operating and financial goals and strategic initiatives;

•	the number of different elements in our compensation program should be limited, and those elements should be stable year-over-year, and effectively communicated to and understood by executives and shareholders; and

•	compensation should be set at levels that promote a sense of equity among all employees while giving due regard to any premiums that may be necessary in our industry in order to attract top talent at the executive level.

This past fiscal year was focused on stabilizing our generic drug business in a very competitive environment, on effectively managing the Company’s other business units, and on exploring strategic alternatives for our company as a whole. The compensation strategy therefore was adjusted toward policies for senior staff retention, and for stabilization of corporate operations through greater emphasis in fiscal 2019 on cash compensation and performance-based cash bonuses, consistent with our other compensation strategies.

Consideration of Last Year’s “Say on Pay” Advisory Vote

At last year’s annual meeting of shareholders, we held an advisory shareholder vote on executive compensation.  More than 95% of the shares that voted approved our executive compensation described in last year’s proxy statement. The Compensation Committee viewed the results of this vote as a strong indication that the Company’s shareholders support the compensation policies and practices of the Company.  Accordingly, the results of this vote did not affect the Company's executive compensation decisions and policies for our named executive officers during the fiscal year ended June 30, 2018.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to disclose the ratio of our principal executive officer’s annual total compensation to the annual total compensation of our median employee.

For the fiscal year ended June 30, 2018:

•	The median of the annual total compensation of all of our employees, other than our CEO, was $78,185; and
•	The annual total compensation of our CEO, was $1,913,807.

Based on this information, for fiscal 2018, the ratio of the annual total compensation of Mr. Kennally, our CEO, to the median of the annual total compensation of all employees other than our CEO, was 24 to 1.

To identify the median of the annual total compensation of all of our employees, as well as to determine the annual total compensation of our “median employee” and our CEO, we took the following steps:

1.	We determined that as of June 1, 2018, our employee population consisted of approximately 315 employees.

2.	To identify the “median employee” from our employee population, we compared the annual base salary and the target performance award for fiscal 2018 for all of our employees other than the CEO.

3.	Once we identified our median employee, we recalculated the median employee’s compensation for fiscal 2018 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in annual total compensation of $78,185.

4.	With respect to the annual total compensation of our CEO, since Mr. Kennally began serving as CEO on October 2, 2017, we have annualized his salary for fiscal 2018, resulting in annual total compensation for Mr. Kennally of $1,913,807 (when added to the other components of his compensation disclosed in the Summary Compensation Table). Please note that as a result of annualizing Mr. Kennally’s salary, the total annual compensation we used for this pay ratio disclosure is different than Mr. Kennally’s total annual compensation as included in the Summary Compensation Table, in accordance with SEC rules.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. The SEC rules for identifying the median-compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices. Therefore, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

Elements of Our Executive Compensation

Our executive compensation program has historically been comprised of base salary, performance-based annual cash incentives, long-term equity incentive awards and fringe benefits. These elements of compensation have been supplemented by benefit plans to which the Company contributes, including our 401(k) plan and our supplemental executive retirement plan, as well as life insurance premiums paid by the Company for employee life insurance policies. We use our experience and judgment to determine what is the appropriate mix of compensation elements for each executive. In allocating compensation among the various elements, the Compensation Committee considers many factors including market data, Company performance, individual performance, the impact of the executive’s position on the Company, individual past performance, experience in the position, any anticipated increase in the individual’s responsibilities, internal pay equity for comparable positions, and succession planning and retention strategies.

With the adoption of the Aceto Corporation 2010 Equity Participation Plan (the “2010 Plan”) in December 2010 and the Aceto Corporation 2015 Equity Participation Plan (the “2015” Plan) in December 2015, our long-term incentive compensation component was increased for our named executive officers, making a significant and in some cases majority portion of their annual total direct compensation dependent on long-term stock appreciation and long-term company financial and operating performance. Due to the current competitive business environment and the need to consider strategic alternatives while retaining key executives, we anticipate that our compensation policies in the near future will be more heavily weighted toward cash-based compensation and performance bonuses.

Our executive compensation program and policies are driven by our business environment and designed to enable us to achieve our mission and adhere to our values. The Compensation Committee and senior management continually evaluate the relationship between risk and reward as it relates to our executive compensation program and have adopted policies and practices that mitigate undue risk while preserving the incentive/variable nature of the compensation.

In fiscal 2018, senior management performed a formal assessment of the Company’s global compensation programs, policies and practices based on generally accepted compensation practices. Each compensation program was assigned a risk rating of low, moderate, or high. In assigning the risk rating, a number of factors were considered, including, among other things, whether the plan features include capped payouts or deferrals and/or clawbacks, whether the plan design or administration leads to outsized risk taking, and whether payments are based on pre-established performance goals including risk-adjusted metrics.

The results of the assessment were reviewed by FW Cook and discussed with the Compensation Committee during fiscal 2018. The assessment reaffirmed our belief that our compensation programs and policies are structured and operated in a manner that does not create risks that are reasonably likely to have a material adverse effect on our business. In addition to ongoing monitoring of our programs and policies, we are committed to performing formal assessments on an annual basis.

The pie charts below show that most of our named executive officers’ target compensation for fiscal 2018 was variable (73% for CEO and an average of 63% for our other named executive officers). Variable pay includes the target value of short-term cash incentives and restricted stock.

Our peer group was reviewed with FW Cook in fiscal 2017 and at that time, it was decided to change our peer group to a new peer group consisting of 15 companies selected by us to reflect our current business strategy of focusing more on the end market pharmaceutical space. These companies included in the peer group reflect Aceto’s business strategy, placing greater emphasis on companies whose primary business is tied to health care. The selection criteria to evaluate the peer group companies included comparable business content/model, company size, business characteristics and executive talent. During the fiscal year, we reviewed our peer group with FW Cook and determined that Albany Molecular Research and Sagent Pharmaceuticals, which were in the peer group in 2017, were acquired and were replaced by AMAG Pharmaceuticals Inc. and Luminex Corp. During the 2018 fiscal year, the peer group companies included: Akorn Inc., AMAG Pharmaceuticals Inc., American Vanguard Corporation, Amphastar Pharmaceuticals, ANI Pharmaceuticals, Cambrex Corporation, Depomed, Impax Laboratories, Inc., Innophos Holdings, Inc., Lannett Company, Inc., Lawson Products, Inc., Luminex Corp., Prestige Brand Holdings, Inc., Quaker Chemical Corporation and Usana Health Sciences, Inc. AMAG Pharmaceuticals Inc. was added because it increased the weighting of pharmaceutical companies in the peer group and has similar revenue and market cap to Aceto. Luminex Corp. was added to the peer group during the 2018 fiscal year due to its strong focus on research and development. During the 2018 fiscal year, our compensation consultant conducted a benchmarking review consisting of a competitive review of executive compensation levels for certain executive officers, including our named executive officers. The analysis focused on target compensation in order to provide market competitive comparisons for setting executive compensation opportunities. The Compensation Committee’s benchmarking criteria for these purposes included comparisons of executive base salary compensation, performance awards, long term incentive compensation, total cash compensation (base salary plus annual performance awards), and total direct compensation (total cash compensation plus long-term incentive compensation) of our peer group. Based upon the results of the study, it was determined that Aceto’s executive officers cash compensation generally approximates median levels and most executive officers target bonus was at or above the median. For long-term incentives, the Company’s executive officers were positioned slightly below the market median. Aceto’s target total direct compensation was positioned approximately 11% above the market overall median. The overall positioning at median is aligned with Aceto’s strategy for fiscal 2018 of aggregate positioning at the market median and increased emphasis on long-term incentives as compared to cash compensation.

Base Salary

We provide our named executive officers with base salary to provide them with a fixed base amount of compensation for services rendered during a fiscal year. We believe this is consistent with competitive practices and will help assure our retention of qualified leadership in those positions. We intend to maintain base salaries at competitive levels in the marketplace for comparable executive ability and experience, taking into consideration changes from time to time in the consumer price index and whether competitive adjustments are necessary to promote retention. Consideration also is given in each case to the historical results achieved by each executive and the Company during each executive’s tenure, to whether each executive is enhancing the team-oriented nature of the executive group, the potential of each executive to achieve future success, and the scope of responsibilities and experience of each executive. In addition, evaluations are made regarding the competencies of each named executive officer that are considered essential to our success.

The Compensation Committee evaluated the historical performance of our executive officers and considered the compensation levels and programs within the peer group before it made its fiscal 2018 compensation recommendations to the full board. As previously discussed, FW Cook completed an assessment during the 2018 fiscal year that reviewed the compensation program for certain executive officers, including our named executive officers, regarding base pay, performance awards and long-term incentive compensation. The report indicated that the pay mix for Aceto’s executive officers is weighted more toward long-term incentive compensation than the companies included in the peer group.

Annual Performance Awards

We grant annual performance awards to encourage achievement of goals established for our short-term and long-term financial and operating results, and to reward our named executive officers for consistent performance in assisting us in achieving those goals. Pre-determined annual performance measures were utilized in connection with our performance awards for the fiscal year ended June 30, 2018.

For our fiscal year ended June 30, 2018, the annual performance award criteria for 85% of the awards payable under our Executive Award Plan established by our Compensation Committee, and approved by the Board, were based upon results obtained with respect to the following four financial factors: (1) company sales; (2) company gross profit; (3) company net income; and (4) company earnings per share. For the named executive officers, the financial factors were weighted at 15% for company sales, 10% for company gross profit, 30% for company net income, 30% for company earnings per share and the individual performance goals (which are qualitative in nature) were weighted at 15%. The specific performance-related financial factors at the minimum, target and maximum levels for the fiscal year ended June 30, 2018 were:

Performance Metric	Minimum	Target	Maximum	Actual Results
Company Sales	$590,420,250	$787,227,000	$1,180,840,500	$711,359,000
Company Gross Profit	$135,332,250	$180,443,000	$270,664,500	$111,563,000
Company Net Income	$36,075,000	$48,100,000	$72,150,000	$(15,251,000	)*
Company Earnings Per Share	$1.03	$1.37	$2.06	$(0.43	)*

*Adjusted for certain charges including asset impairment charges, valuation allowances, and environmental remediation charges.

The annual award percentages at the minimum, target and maximum levels for the fiscal year ended June 30, 2018 for each of the named executive officers were as follows:

Executive Officer	Minimum	Target	Maximum
William Kennally, III	50% of base salary	100% of base salary	200% of base salary
Walter Kaczmarek, III	30% of base salary	60% of base salary	120% of base salary
Albert L. Eilender	30% of base salary	60% of base salary	120% of base salary
Steven S. Rogers	25% of base salary	50% of base salary	100% of base salary

The following describes the performance-based bonus criteria for each named executive officer:

William Kennally III, President and Chief Executive Officer. Mr. Kennally’s 2018 annual performance award was $130,652 and reflected, on an individual performance basis, preparation of a three-year budget plan, followed by preparation of a budget plan for four and five years after fiscal 2018, which was added to prepare the company for strategic alternatives options.

Walter Kaczmarek III, Chief Operating Officer. Mr. Kaczmarek’s 2018 annual performance award was $78,672 and reflected, on an individual performance basis, meeting with the top 2-3 suppliers/customers of each of the non-Rising Business Units.

Steven S. Rogers, Senior Vice President. Mr. Rogers’s 2018 annual performance award was $49,688 and reflected, on an individual performance basis, implementing training for certain policy issues including antitrust compliance. In addition, Mr. Rogers received $95,400 pursuant to a retention agreement Mr. Rogers entered into with the Company. See “Retention Arrangements.”

Albert L. Eilender, Chairman Emeritus Mr. Eilender’s 2018 annual performance award was $78,592 and reflected, on an individual performance basis, developing a succession plan for the Chairman of the Board and presenting the recommendation to the Board.

The Compensation Committee recommended and the Board approved continued emphasis on the use of objective performance criteria to determine annual performance awards for the fiscal year ended June 30, 2018. The precise criteria that we will use to determine the annual performance award for our executive officers will vary depending on each officer’s specific responsibilities. In all cases, annual performance awards paid to any one individual cannot exceed two times the individual’s base salary.

Long-Term Incentive Compensation

Based upon the reviews by our compensation consultant in fiscal 2018 as well as in prior years, our Compensation Committee recommended that our compensation mix include a greater proportion of long-term incentive compensation. During fiscal 2018, we continued to place increasing emphasis on compensation tied to the Company’s strategic objectives, long-term financial and operating performance. These incentives were intended to further align management’s interest with the interests of our shareholders.

For fiscal 2018, our Compensation Committee recommended and the Board approved, a three year long term incentive compensation program pursuant to the 2015 Plan consisting of restricted stock and performance-vested restricted stock units for our executive officers. The restricted stock awards vest over three years. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following the grant upon the attainment of pre-tax income and total shareholder return performance goals relative to the Russell 2000 Index. The number of shares subject to the 2018 long term incentive awards is set forth in the table entitled “2018 Grants of Plan-Based Awards.”

Recoupment of Awards

Each performance award paid shall for a period of two years (or such longer period as the Compensation Committee may determine in its discretion) be subject to forfeiture, cancelation and/or repayment to the Company if: (i) the payment of such award (or portion thereof) was predicated upon the achievement of certain financial results or other performance criteria; (ii) in the Compensation Committee’s view, the participant either benefited from a calculation that later proves to be materially inaccurate, or engaged in one or more material acts of fraud or misconduct that caused or partially caused the need for a financial restatement by the Company; and (iii) in the Compensation Committee’s view, a lesser payment (or no payment) of such award would have occurred based on a correct calculation or upon restated financial results or other performance criteria.

Retention Arrangements

In May 2018, we entered into retention bonus agreements with certain key employees, none of whom were named in the Summary Compensation Table in last year’s proxy statement and only one of whom (Steven Rogers) is referred to as a named executive officer in this Amendment. These arrangements were designed to retain key employees during a critical period of time as we began examining strategic alternatives for our company in an extremely difficult business environment. To assure the retention of our key employees during this and future periods, we assured them bonuses if they remained employed by us through certain dates: 10% of each participant’s bonus was payable on May 31, 2018, 15% of each participant’s bonus was payable on August 31, 2018 and the balance of each participant’s bonus is payable on September 13, 2019, subject to acceleration in certain instances and subject to proration in other instances relating to termination by us without cause or by the participants for good reason. A total of 31 key employees were covered by these arrangements, with aggregate payments of $905,545 and $1,349,580 made on May 31, 2018 and August 31, 2018, respectively.

Other Compensation

Our U.S. executive officers may also participate in our 401(k) plan on the same terms as the rest of our eligible employees. We currently make a non-elective contribution on behalf of each of our participating employees equal to 3% of the participant’s eligible compensation, including base salary and bonus, up to a maximum of $270,000 of eligible compensation. We also have historically made discretionary contributions for each of our participating employees on an annual basis up to approximately 8% of the participant’s eligible compensation. Our participating employees are fully vested in both their salary deferrals and non-elective contributions, but Company discretionary contributions vest at the rate of 20% per year with 100% vesting after five years of participation.

We also maintain a supplemental executive retirement plan, commonly called a “SERP”. This plan is a non-qualified deferred compensation plan intended to provide executive officers with supplemental retirement benefits. Annual Company contributions to the SERP are fixed by the Board and vest at the rate of 20% per year of service over five consecutive years. In addition to Company contributions, participants can elect to defer some or all of their bonus compensation into their SERP account for the following year.

Perquisites

We allow certain of our executive officers to use a Company automobile as a perquisite to enhance our compensation package and make it more attractive relative to our competition. The financial value of the personal use of a Company automobile for each of the named executive officers for our fiscal year ended June 30, 2018 is set forth in footnote twelve to the All Other Compensation column of the Summary Compensation Table contained herein.

Stock Ownership Requirements

In order to further align management’s interest with the interests of our shareholders, our Compensation Committee established, and the Board approved, stock ownership requirements for our Chief Executive Officer, our Chief Financial Officer and our three other most highly compensated executive officers. These stock ownership requirements provide that our Chief Executive Officer must own shares of our common stock valued at three times his base salary and our Chief Financial Officer and our other three most highly compensated executive officers must own shares of our common stock valued at one and a quarter times their base salaries. Mr. Kennally has until October of 2022 to meet this requirement. Due to the decline in the stock price (the closing stock price of our Common Stock at June 30, 2018 was $3.35), the named executive officers no longer meet this requirement. The stock ownership program also includes as a guideline, but not a requirement, that all our other executive officers own shares of our common stock valued at one half times base salary by such date. Shares of our restricted stock that are granted but not yet vested count toward these stock ownership guidelines.

The stock ownership program also includes as a guideline, but not a requirement, that all non-employee directors achieve a level of ownership of our common stock, including restricted stock granted but not yet vested, valued at five times the annual cash retainer by January 2020.

Tax and Accounting Implications of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, generally disallows a tax deduction for compensation in excess of $1 million paid in a taxable year by a publicly held corporation to its chief executive officer and certain other “covered employees”. For 2017 and prior taxable years, an exception to this deduction limit applied to “performance-based compensation”, such as stock options and other equity awards that satisfied certain criteria. Under the federal tax reform legislation signed into law on December 22, 2017, the performance-based pay exception to Section 162(m) was eliminated, but a transition rule may allow the exception to continue to apply to certain performance-based compensation in effect on November 2, 2017. While the Compensation Committee considers the impact of Section 162(m) on our compensation program, it reserves the right to pay nondeductible compensation if it determines that it is appropriate to do so. It is our policy to review all compensation plans and policies against tax, accounting, and SEC regulations, including Section 162(m), Internal Revenue Code Section 409A, and generally accepted accounting principles.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this Amendment. Based on that review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Natasha Giordano (Chairperson)

Alan G. Levin

Daniel B. Yarosh, Phd.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth certain information regarding the compensation of our named executive officers for the fiscal year ended June 30, 2018 and, where applicable, for the fiscal years ended June 30, 2017 and June 30, 2016. Except as set forth below, no other compensation was paid to these individuals during the years presented.

Name and Principal Position	Year	Salary($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)		All Other Compen- sation ($)(12)	Total ($)

William C. Kennally, III	2018	$436,781	$-	$1,070,650	$-	$130,652		$67,129	$1,705,212
President and Chief Executive
Officer (5)

Salvatore Guccione	2018	939,440	-	832,654	-	-		3,145,989	4,918,083
Former President and Chief	2017	619,914	-	1,134,423	149,600	282,749		90,273	2,276,959
Executive Officer (6)	2016	605,205	-	1,441,823	-	394,908	(7)	101,955	2,543,891

Rebecca Roof (8) Chief Financial Officer	2018	625,000	-	-	-	-		-	625,000

Edward Borkowski (9)	2018	78,208	100,000	439,800	-	-		1,982	619,990
Former Chief Financial Officer

Douglas Roth (10)	2018	349,723	-	478,891	-	-		39,487	868,101
Former Chief Financial Officer	2017	377,060	-	617,042	-	114,654		57,624	1,166,380
	2016	368,100	-	782,785	-	217,009	(7)	66,788	1,434,682

Walter Kaczmarek, III (11)	2018	488,976	-	425,541	-	78,672		101,857	1,095,046
Chief Operating Officer	2017	429,327	150,000	1,610,600	-	169,037		307,677	2,666,641

Albert L. Eilender	2018	488,750	-	801,892	-	78,592		55,133	1,424,367
Chairman Emeritus	2017	455,649	-	1,081,533	-	173,930		59,457	1,770,569
	2016	425,000	-	1,204,940	-	255,922		63,539	1,949,401

Steven S. Rogers (11)	2018	370,592	95,400	335,335	-	49,688		50,967	901,982
Chief Legal Officer

(1) Bonuses paid during 2018, 2017 and 2016 pursuant to the Company’s bonus plan are reflected under the column entitled “Non-Equity Incentive Plan Compensation.”  The Company did not pay discretionary bonuses during 2018, 2017 and 2016 with the exception of a retention bonus paid to Mr. Rogers in 2018, a sign-on bonus paid to Mr. Kaczmarek in 2017 and a sign-on bonus paid to Mr. Borkowski which he returned to the Company subsequent to his termination; all other bonuses were performance-based.

(2) Amounts shown in this column reflect the aggregate grant date fair value of restricted stock awards and restricted stock units granted during the year computed in accordance with generally accepted accounting principles.

(3) Amounts shown in this column reflect the aggregate grant date fair value of stock option awards granted during fiscal 2017 computed in accordance with generally accepted accounting principles. There were no stock options granted to our named executive officers during fiscal 2018 and 2016.

(4) Reflects cash bonuses under the Company’s bonus plan. Bonuses listed for a particular year represent bonuses earned with respect to such year even though the bonuses were paid during the first quarter of the subsequent year.

(5) Mr. Kennally served as a non-employee director of the Company prior to fiscal 2018 and for portions of fiscal 2018, but was not employed by the Company prior to fiscal 2018. Mr. Kennally’s “Total Other Compensation” includes $20,874 that he received during fiscal 2018 as compensation for serving as a non-employee director before being named our chief executive officer.

(6) In connection with Mr. Guccione’s resignation on September 27, 2017, the Company agreed to pay to Mr. Guccione severance equal to twenty-four (24) months of base salary ($1,271,260 in the aggregate), payable in substantially equal installments for a period equal to twenty-four (24) months following Mr. Guccione’s separation date, which was September 27, 2017, and a lump sum cash payment equal to the amount of Mr. Guccione’s performance awards for the prior two years ($677,657 in the aggregate). The Company also agreed to provide for the acceleration, in the manner set forth in the Employment Agreement, of the vesting of all outstanding unvested stock options, restricted stock units and restricted stock awards the Company previously granted to Mr. Guccione.

(7) The bonus amount for Mr. Guccione includes $39,491 of restricted stock, which was received by Mr. Guccione in lieu of a portion of his bonus for fiscal year 2016. The bonus amount for Mr. Roth includes $18,021 of restricted stock, which was received by Mr. Roth in lieu of a portion of his bonus for fiscal year 2016.

(8) On April 18, 2018, the Company named Rebecca Roof to serve as its interim chief financial officer at a cost of $250,000 per month, payable to Ms. Roof’s employer AP Services LLC, an affiliate of AlixPartners LLP. Ms. Roof is an employee of AlixPartners and does not receive compensation directly from the Company. Under our agreement with AP Services LLC, we also reimburse AlixPartners for expenses relating to Ms. Roof during the year ended June 30, 2018. The amount shown in the table reflects amounts paid by the Company to AP Services LLC in connection with Ms. Roof’s services to the Company. Since Ms. Roof is not an employee of the Company, she does not participate in any of the compensation programs or employee benefits arrangements discussed herein.

(9) The salary for Mr. Borkowski represents compensation for approximately two months, as he was only employed by the Company for that time.

(10) Mr. Roth retired effective March 31, 2018. In addition, in connection with Mr. Roth’s retirement, 44,902 shares of restricted stock with a fair value of $431,000 became vested.

(11) Reflects the periods during which Mr. Kaczmarek and Mr. Rogers were named executive officers.

(12) All Other Compensation consists, in general, of the personal use of a Company owned automobile, contributions to retirement plans, reimbursement of relocation expenses and compensation recognized from the issuance of premium shares of restricted stock as described in footnote 13 as follows:

Name	Year	Company Automobile ($)	Company Contributions to Retirement Plans ($)	Issuance of premium shares of restricted stock ($) (13)	Relocation Expenses ($) (14)	Other		Total Other Compensation ($)

W. Kennally, III	2018	$2,024	$44,231	$-	$-	$20,874	(15)	$67,129

S. Guccione	2018	13,363	8,100	-	-	3,124,526	(16)	3,145,989
	2017	18,321	66,534	5,418	-	-		90,273
	2016	18,133	71,407	12,415	-	-		101,955

E. Borkowski	2018	-	1,982	-	-	-		1,982

R. Roof	2018	-	-	-	-	-		-

D. Roth	2018	9,539	29,948	-	-	-		39,487
	2017	9,495	45,987	2,142	-	-		57,624
	2016	9,984	50,656	6,148	-	-		66,788

W. Kaczmarek	2018	13,071	51,685	-	37,101	-		101,857
	2017	1,299	61,217	-	245,161	-		307,677

A. Eilender	2018	5,318	49,815	-	-	-		55,133
	2017	6,577	52,880	-	-	-		59,457
	2016	8,092	55,447	-	-	-		63,539

S. Rogers	2018	3,735	47,232	-	-	-		50,967

(13) Eligible employees have the right to purchase restricted stock with a portion of their annual bonus (up to 20%). Each restricted stock purchase is entitled to a premium equal to 25% of the number of shares of the purchase, paid on the third anniversary of the purchase, only if the employee is still employed with the Company.

(14) Represents expenses incurred in relocating employee.

(15) Represents $20,874 that Mr. Kennally received during fiscal 2018 as compensation for serving as a non-employee director before being named our chief executive officer.

(16) Includes $1,107,810 severance payable in fiscal 2019 and 2020 and $2,016,716 related to the fair value of stock awards (163,608 shares) that were accelerated upon Mr. Guccione’s resignation.

2018 GRANTS OF PLAN-BASED AWARDS

The following table discloses information regarding plan awards made to each of our named executive officers during the year ended June 30, 2018.

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options (#)	Awards ($/Sh)	Awards ($)(3)

William Kennally, III	10/02/17	$325,000	$650,000	$1,300,000	17,500	35,000	61,250	60,000	-	-	$1,070,650
Walter Kaczmarek, III	9/01/17	146,775	293,550	587,100	8,300	16,600	29,050	24,900	-	-	425,541
Albert Eilender	9/01/17	146,625	293,250	586,500	14,600	29,200	51,100	48,800	-	-	801,892
Steven Rogers	9/01/17	92,700	185,400	370,800	5,500	11,000	19,250	21,500	-	-	335,335
Salvatore Guccione	9/01/17	238,361	476,723	953,445	15,200	30,400	53,200	50,600	-	-	832,654
Douglas Roth	9/01/17	99,555	199,109	398,218	8,300	16,600	29,050	29,900	-	-	478,891
Edward Borkowski	2/21/18	138,000	276,000	552,000	-	-	-	60,000	-	-	439,800

No awards were made to Rebecca Roof, as she is compensated by AlixPartners and not by the Company.

(1) Actual awards paid for 2018 performance are included in the Summary Compensation Table under the column Non-Equity Incentive Plan Compensation, while opportunities for 2018 at threshold, target and maximum are included in the above 2018 Grants of Plan-Based Awards. These amounts were determined using financial factors related to our company and results obtained with respect to certain individual goals that were tailored for each named executive officer and approved by our Compensation Committee.

(2) Represents a grant of performance-vested restricted stock units, which grant could be as much as 175% of the original grant if certain performance criteria, including adjusted pre-tax income and total shareholder return are met. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable executive officer’s performance-vested restricted stock unit grant.

(3) Amounts shown in this column reflect the aggregate grant date fair value of restricted stock awards, restricted stock units and option awards granted during the year computed in accordance with generally accepted accounting principles. These awards relate to equity awards granted in connection with the Company’s long-term incentive compensation program.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table discloses information regarding outstanding equity awards granted or accrued as of June 30, 2018 for each of our named executive officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Shares or Units of Stock That Have Not Vested (#)(1)	Equity Incentive Plan Awards: Market Value of Shares or Units of Stock That Have Not Vested ($) (2)
William Kennally, III	-	-	$-	-	95,000	$318,250
Douglas Roth	20,000	-	7.76	12/02/2020	-	-
	6,000	-	6.18	08/03/2021	-	-
Walter Kaczmarek, III	-	-	-	-	92,746	310,699
Albert Eilender	15,000	-	6.18	08/03/2021	150,697	504,835
Steven S. Rogers	-	-	-	-	56,319	188,669

Neither Mr. Guccione, Mr. Borkowski nor Ms. Roof held any equity awards as of June 30, 2018.

(1) The stock options vested over three years and have a term of ten years from the date of grant. The restricted stock awards also vest over three years. Performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the award.

(2) Reflects amounts based on the closing market price of the Company’s common stock of $3.35 per share effective on June 30, 2018.

OPTION EXERCISES AND STOCK VESTED

The following table shows information concerning stock options exercised during fiscal 2018 by the named executive officers and restricted stock held by the named executive officers that vested during fiscal 2018:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
William Kennally, III	-	$-	4,334	$46,027

Salvatore Guccione	75,500	351,721	199,602	2,283,519

Douglas Roth	-	-	90,505	770,003

Walter Kaczmarek, III	-	-	18,333	281,078

Albert L. Eilender	6,199	15,869	34,056	433,921

Steven S. Rogers	-	-	9,851	130,762

Neither Mr. Borkowski nor Ms. Roof exercised any stock options during fiscal 2018 or held any restricted stock or restricted stock units that vested during fiscal 2018.

NON-QUALIFIED DEFERRED COMPENSATION

The following table shows the Non-Qualified Deferred Compensation amounts earned by the named executive officers during fiscal 2018:

Name	Executive Contributions in Last FY($)	Registrant Contributions in Last FY ($) (1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE($)(2)
William Kennally, III	$-	$14,283	$-	$-	$14,283
Salvatore Guccione	-	-	20,749	328,157	-
Douglas Roth	-	-	16,661	-	511,041
Walter Kaczmarek	-	21,737	336	-	53,639
Albert L. Eilender	50,000	19,867	99,395	-	985,119
Steven S. Rogers	10,000	17,284	19,083	-	209,401

(1) These amounts are reported in the Summary Compensation Table.

(2) Registrant contributions for prior fiscal years were included in the registrant’s Summary Compensation Table for prior fiscal years.

Neither Mr. Borkowski nor Ms. Roof earned any Non-Qualified Deferred Compensation during fiscal 2018.

Deferred Compensation Plan

On March 14, 2005, the Board adopted the SERP. The SERP is a non-qualified deferred compensation plan intended to provide certain qualified executives with supplemental benefits beyond the Company’s 401(k) plan, as well as to permit additional deferrals of a portion of their compensation. Substantially all compensation deferred under the SERP, as well as Company contributions, is held by the Company in a grantor trust, which is considered an asset of the Company. The assets held by the grantor trust are mutual fund investments owned by the Company. Effective July 1, 2013, the SERP was frozen and a new plan, entitled “Aceto Corporation 2013 Senior Executive Retirement Plan” was adopted by the Company’s Board.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

On February 13, 2015, we entered into revised change in control agreements with Messrs. Eilender and Rogers. These agreements superseded and replaced in their entirety Change in Control Agreements entered into with such individuals on July 2, 2012. On October 2, 2017 we entered into a change in control agreement with Mr. Kennally.  The agreements provide “double trigger” change in control severance protections, which means no amount will become payable under the agreements unless a “change in control” of Aceto occurs and an executive’s employment is terminated by Aceto other than for “cause” or by the executive for “good reason” within a specified period following the change in control.

Each agreement will automatically terminate if the executive ceases to be an employee of Aceto for any reason prior to the occurrence of a “change in control” (as defined in each agreement).  In addition, the Company can terminate each agreement on one year’s prior written notice; provided that, if a “change in control” of the Company occurs while the agreement is in effect, no such termination notice shall become effective until the second anniversary of the “change in control.”

If, during the two (2) year period following the occurrence of a “change in control,” an executive’s employment is terminated by the Company other than for “cause” (as defined in each agreement) or by the executive for “good reason” (as defined in each agreement), subject to the provisions regarding Sections 280G and 4999 of the Code summarized below, the executive will be entitled to the following (in lieu of any payments under the Company’s severance policy):

○	a cash lump sum equal to two (2) times the sum of the executive’s base salary (1.75 times for Mr. Rogers) and annual performance award for the fiscal year preceding the “change in control,” and

○	continued participation in the Company’s group health plan, at the Company’s expense, for a period of two (2) years.

To the extent not theretofore already vested, one hundred percent (100%) of the executive’s then-outstanding and unvested “equity awards” (as defined in each agreement) will become vested in full. If, however, an outstanding equity award is to vest and/or the amount of the award to vest is to be determined based on the achievement of performance criteria, then the equity award will vest as to one hundred percent (100%) of the amount of the equity award assuming the performance criteria had been achieved at target levels for the relevant performance period(s).

To the extent any amount or benefit to be provided pursuant to the agreement or otherwise (collectively, the “Payments”) would be treated as an “excess parachute payment,” as that phrase is defined in Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), then the amounts and benefits the executive would otherwise receive shall be either (i) paid or allowed in full; or (ii) reduced (but not below zero) to the maximum amount which may be paid without causing any Payment to be nondeductible to the Company under Section 280G of the Code, or subject the executive to an excise tax under Section 4999 of the Code, whichever would result in the executive’s receipt, on an after-tax basis, of the greatest amount of Payments.

Mr. Eilender is eligible to receive severance pay and benefits pursuant to the Aceto Severance Policy (the “Severance Policy”) in the event of an involuntarily termination of his employment. Severance pay may be provided under the Severance Policy, in Aceto’s sole discretion, in an amount up to twelve (12) weeks of base salary plus two (2) additional weeks for each year of service with Aceto, up to a maximum of fifty-two (52) weeks of base salary.

Effective as of September 27, 2017, we entered into a letter agreement with Mr. Kennally (the “Kennally Letter Agreement”). If the Company terminates Mr. Kennally’s employment other than for cause, pursuant to the Kennally Letter Agreement the Company will be required to continue to pay Mr. Kennally’s base salary, at the rate then in effect, for the fifteen month period following the date of termination, subject to offset by any amounts earned by Mr. Kennally through other employment or consultancy during the fifteen month period.

In May 2018, the Company entered into an enhanced severance protection letter agreement with Mr. Rogers. If, prior to a change in control, Mr. Rogers’ employment is terminated by the Company without cause (other than due to disability), the Company shall continue to pay Mr. Rogers’ base salary, at the rate then in effect, for the fifteen month period following the date of termination as severance.

The following table shows the estimated amounts that would have been payable to the named executive officers other than Messrs. Guccione, Roth, Borkowski and Kaczmarek upon the occurrence of the indicated event, had the applicable event occurred on June 30, 2018. The actual compensation and benefits these executives would receive at any subsequent date would likely vary from the amounts set forth below as a result of certain factors, such as a change in any additional benefits the officer may have accrued as of that time under applicable benefit or compensation plans.

Rebecca Roof is not included in the table below as the Company pays Ms. Roof’s employer AP Services LLC, for her services and she is not separately compensated by the Company. Messrs. Guccione, Roth and Borkowski are not included in the table below because they are no longer associated with the Company and thus are not entitled to any amounts upon the occurrence of the events described in the table below.

Name	Event	Salary ($)	Bonus ($)	Company Automobile ($)	Company Contributions to Retirement Plans ($)	Equity Awards ($)(1)	Healthcare and Life Insurance Benefits ($)	Total ($)

William Kennally, III	Termination without cause or resignation for good reason	812,500	-	-	-	79,563	-	892,063

	Termination without cause or resignation for good reason following a change in control	1,300,000	348,405	-	-	318,250	37,048	2,003,703
Albert L. Eilender	Termination without cause or resignation for good reason	394,760	-	-	-	248,165	-	642,925

	Termination without cause or resignation for good reason following a change in control	977,500	157,184	-	-	504,835	-	1,639,519
Steven S. Rogers	Termination without cause or resignation for good reason	463,240	-	-	-	88,832	-	552,072

	Termination without cause or resignation for good reason following a change in control	648,537	86,954	-	-	188,669	37,376	961,536

(1)     For termination without cause or resignation for good reason, the above-mentioned executives’ then outstanding and unvested equity awards will vest on a pro-rata basis based on the termination date. Upon a change in control, 100% of the above-named executives' then-outstanding and unvested equity awards will become vested in full.

COMPENSATION OF DIRECTORS

The fiscal 2018 fees for non-employee directors are shown in the table below:

Fee Type	Value in $
Annual Retainer – Cash	$47,500
Annual Retainer – Stock (1)	70,000
Annual Lead Independent Director Fee	17,500
Annual Retainer for Chairperson:
Audit & Risk Committee	15,000
Compensation Committee	12,000
Nominating & Governance Committee	8,000
Board of Director Meeting Fee	1,750	*
Non-Employee Director Meeting Fee (for meetings held solely by Non-Employee Directors)	1,500	*
Audit & Risk Committee Meeting Fee	2,250	*
Compensation Committee Meeting Fee	2,000	*
Nominating & Governance Committee Meeting Fee	1,250	*

(1)	Awarded in December 2017 following the annual meeting of shareholders
*	- per meeting attended

Employees of the Company who are also directors do not receive any separate fees for acting as directors.

The following table sets forth the compensation of our non-employee directors for the fiscal year ended June 30, 2018.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash($) (1)	Stock Awards($)(2)	Total($)

William N. Britton	$141,000	$70,000	$211,000

Natasha Giordano	96,500	70,000	166,500

Alan G. Levin	146,500	70,000	216,500

Dr. Daniel B. Yarosh	136,750	70,000	206,750

Directors also receive reimbursement for expenses incurred in connection with meeting attendance.

(1) Includes payments made in fiscal 2018 for attendance at certain meetings held at the end of fiscal 2017 and does not include payments for attendance at certain meetings held at the end of fiscal 2018 for which payments will be made in fiscal 2019. In addition, fees include ad-hoc committee service as needed.

(2) Amounts shown in this column reflect the aggregate grant date fair value of restricted stock awards granted during the year computed in accordance with generally accepted accounting principles. There were no option grants awarded to directors in fiscal 2018.

The following is a list of the outstanding options and restricted stock awards held by each of our non-employee directors as of June 30, 2018:

	Option Awards (#)	Stock Awards (#)

William N. Britton	-	6,737
Natasha Giordano	-	6,737
Alan G. Levin	-	6,737
Dr. Daniel B. Yarosh	-	6,737

Compensation Committee Interlocks and Insider Participation

None of the independent directors responsible for compensation matters has ever served as an officer or employee of the Company or any of our subsidiaries. During the last fiscal year, none of our senior executives served on the Board or committee of any other entity whose officers served either on our Board or Compensation Committee. During the last fiscal year, none of the members of the Compensation Committee had a direct or indirect material interest in any transaction in which the Company was a participant and the amount involved exceeded $120,000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table states certain information with respect to our equity compensation plans at June 30, 2018:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	129,000	$7.44	2,059,000

Equity compensation plans not approved by security holders	-	-	-
Total	129,000	$7.44	2,059,000

The following table sets forth, as of October 15, 2018, the number and percentage of shares of the Company’s outstanding common stock owned by each named executive officer (except as otherwise set forth below), each director and each person that, to the best of the Company’s knowledge, owns more than 5% of the Company’s issued and outstanding common stock, and all executive officers and directors as a group. Unless indicated otherwise, the information in the table is as of October 15, 2018 and the business address of each person is c/o Aceto Corporation, 4 Tri Harbor Court, Port Washington, New York 11050. Information in the table below is not reflected with respect to Salvatore Guccione, Edward Borkowski or Douglas Roth, as they are no longer associated with Aceto and are no longer subject to applicable beneficial ownership reporting requirements.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (excluding stock options and restricted stock units) (#) (1)	Exercisable Stock Options and Restricted Stock Units (#) (2)	Total Beneficial Ownership (#)	Percent % (3)

Directors and Officers:
William C. Kennally, III	64,334	-	64,334	*
Rebecca Roof	-	-	-	*
Walter Kaczmarek, III	56,782	-	56,782	*
Albert L. Eilender (4)	297,313	15,000	312,313	1.01%
Vimal Kavuru (5)	-	-	-	*
Steven S. Rogers	34,500	-	34,500	*
William N. Britton	50,771	-	50,771	*
Natasha Giordano	20,972	-	20,972	*
Alan G. Levin	18,248	-	18,248	*
Daniel B. Yarosh	14,916	-	14,916	*

Five percent shareholders:
BlackRock Inc. (6) 55 East 52nd Street New York, NY 10022	2,882,902	-	2,882,902	9.4%

Dimensional Fund Advisors LP (6) 6300 Bee Cave Road Austin, TX 78746	2,539,225	-	2,539,225	8.2%

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned (excluding stock options and restricted stock units) (#) (1)	Exercisable Stock Options and Restricted Stock Units (#) (2)	Total Beneficial Ownership (#)	Percent % (3)

Vanguard Group, Inc.(6) PO Box 2600 Valley Forge, PA 19482	2,437,675	-	2,437,675	7.9%

Thomas A. Satterfield, Jr. (7) 2609 Caldwell Mill Lane Birmingham, AL 35243	1,639,000	-	1,639,000	5.3%

All executive officers and directors as a group (13 persons)	688,120	35,000	723,120	2.3%

* Less than 1%.

(1)	Unless otherwise indicated, each person has, or shares with his or her spouse, sole voting and dispositive power over the shares shown as owned by him or her.

(2)	For purposes of the table, a person is deemed to have “beneficial ownership” of any shares which such person has the right to acquire within 60 days after October 15, 2018. Any share which such person has the right to acquire within those 60 days is deemed to be outstanding for the purpose of computing the percentage ownership of such person, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Based on 30,800,574 shares issued and outstanding as of October 15, 2018.

(4)	Includes 6,950 shares owned indirectly by Mr. Eilender through a trust.

(5)	Pursuant to the product purchase agreement that Aceto entered into to acquire certain of the products and related assets of Citron and Lucid (the “Product Purchase Agreement”), and as one of the elements of the consideration payable thereunder, Aceto is obligated to issue 5,121,951 shares of Common Stock to the sellers thereunder (the “Sellers”). Aceto is required to issue 75% of those shares to the Sellers in December 2019 (on the third anniversary of the closing of the transaction) and 25% of those shares one year later, subject in all cases to certain indemnification and set-off provisions set forth in the Product Purchase Agreement. Such shares are also subject to voting and transfer restrictions previously disclosed by us. Mr. Kavuru is a principal equity owner and executive officer of entities that own, directly or indirectly, the Sellers. Inasmuch as such 5,121,951 shares have not been issued as yet and are not issuable within 60 days after October 15, 2018, such shares have not been included in the table set forth above.

(6)	Based on information filed on Schedule 13F with the Securities and Exchange Commission as of October 15, 2018.

(7)	Based on information filed on Schedule 13G with the Securities and Exchange Commission on October 11, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During fiscal 2018, 2017 and 2016, the Company purchased inventory from a corporate joint venture in the amount of $3,556,000, $3,236,000 and $2,831,000, respectively.

Rising Health and Acetris Health incurred costs of $2,636,000 and $305,000 in fiscal 2018 and $1,865,000 and $165,000 in fiscal 2017, respectively, related to consulting services provided by former Citron and Lucid employees, in connection with a transition services agreement entered into at the time of the Company’s 2016 product purchase agreement. Citron and Lucid are affiliates of Vimal Kavuru, a member of the Company’s Board of Directors.

In October 2017, Rising commenced leasing approximately 125,000 gross square feet of warehouse space in Somerset, New Jersey. This building is owned by an affiliate of Mr. Kavuru. The Company incurred $569,000 of rent expense related to this lease during fiscal 2018.

During fiscal 2018, Rising Health purchased inventory in the amount of $290,000 from Casper Pharma, LLC, which is an affiliate of Mr. Kavuru.

On November 2, 2016, the Company, Citron and Cronus Research Labs Private Limited, a research and development company headquartered in India that is affiliated with Vimal Kavuru (“Cronus”), entered into two amended and restated joint development agreements pursuant to which Cronus has been engaged to develop a portfolio of nine pipeline products (“Development Agreement I”) and certain other products (“Development Agreement II” and together with Development Agreement I, the “Development Agreements”) on behalf of Citron. Under the terms of Development Agreement I, Cronus has agreed to pay the first $3,500,000 of the development costs incurred after December 21, 2016, and 50% of any development costs incurred above that threshold in exchange for obtaining reimbursement for its costs funded out of the profits earned, if any, from the pipeline products that are commercially launched, and a specified portion of the profits from those products thereafter. Under the terms of Development Agreement II, Cronus has agreed to pay the development costs for the products covered thereby in exchange for obtaining reimbursement for its costs funded out of the profits earned, if any, from such products that are commercially launched (subject to a $1,445,000 maximum), and a specified portion of the profits from those products thereafter.

Mr. Kavuru was not a member of the Company’s Board at the time that the above-mentioned transition services agreement, lease or Development Agreements were executed.

Pursuant to its charter, the Company’s Audit & Risk Committee shall review on an on-going basis for potential conflicts of interest, and approve if appropriate, all “Related Party Transactions” of the Company as required by the applicable NASDAQ listing rule. For purposes of the Audit & Risk Committee charter, “Related Party Transactions” shall mean those transactions required to be disclosed pursuant to SEC Regulation S-K, Item 404.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees for professional services rendered by BDO USA, LLP for the years ended June 30, 2018 and 2017 were:

	Fiscal 2018	Fiscal 2017

Audit fees	$2,028,000	$1,215,000
Audit related fees	-	205,000
Tax fees	229,000	161,000

Total fees	$2,257,000	$1,581,000

Audit fees are fees for the audit of the Company’s annual financial statements included on Form 10-K, including the audits of internal control over financial reporting, reviews of the quarterly financial statements, statutory audits and assistance with and review of documents filed with the SEC.

Audit related fees consisted of fees for due diligence and accounting consultations in connection with acquisitions.

Tax fees are fees for tax services, including tax compliance, tax advice and planning.

The Audit & Risk Committee reviewed and approved in advance in accordance with the Company’s Audit & Risk Committee Pre-Approval Policy all proposals and fees for any work to be performed by BDO USA, LLP.

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

(a)	The financial statements listed in the Index to Consolidated Financial Statements are filed as part of the Annual Report on Form 10-K. All financial statement schedules have been included in the Consolidated Financial Statements or Notes thereto.

(b)	Exhibits

Exhibit Number	Description

2.1	Membership Interest Purchase Agreement, dated March 26, 2014, by and among PACK Pharmaceuticals, LLC, the Aschenbrand and O’Brien Family Trust, dated March 2001, Bryan Aschenbrand – Trustee, Dushyant Chipalkattty, Chris Dungan, Aceto Corporation, Rising Pharmaceuticals, Inc. and Chris Dungan, solely in his capacity as the representative of the Sellers (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated March 28, 2014).

2.2	Form of Lock-up Agreement (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated March 28, 2014).

2.3	Product Purchase Agreement, by and among Aceto Corporation, Cedar Pharma LLC (f/k/a Citron Pharma LLC and referred to herein as “Citron”), Aster Pharma LLC (f/k/a Lucid Pharma LLC and together with Citron, the “Sellers”), the direct and indirect equity owners of the Sellers (the Members), Rising Health, LLC (“Purchaser I”), Acetris Health, LLC (together with Purchaser I, the “Purchasers”) and an agent for the Sellers and the Members (the “Agent”), dated as of November 2, 2016 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated November 2, 2016).

2.4	Amendment No. 1 to the Product Purchase Agreement, by and among the Purchasers and the Agent, dated as of December 2, 2016 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 21, 2016).

2.5	Transaction Agreement Amendment and Waiver, dated as of December 21, 2016, by and among the Purchasers, the Agent, Rising Pharmaceuticals, Inc. and Vimal Kavuru (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K dated December 21, 2016).

3.1	Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on November 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.2	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 15, 2015 (incorporated by reference to Exhibit 3.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.3	Amendment to the Amended and Restated Certificate of Incorporation filed with the Department of State of the State of New York on December 9, 2016 (incorporated by reference to Exhibit 3.3 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2016).

3.4	Aceto Corporation By-Laws, amended July 28, 2014 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 31, 2014).

4.1	Indenture, dated November 16, 2015 between Aceto Corporation and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

4.2	Form of Global 2.00% Convertible Senior Note due 2020 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K dated November 16, 2015).

10.1	Aceto Corporation 401(k) Retirement Plan, as amended and restated as of July 1, 2002 (incorporated by reference to Exhibit 10.1 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.2	Supplemental Executive Retirement Plan, as amended and restated effective June 30, 2004 and frozen as of December 31, 2004 (incorporated by reference to Exhibit 10.2 to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 2004 (File Number: 000-04217, Film Number: 041025874)).

10.3	1998 Omnibus Equity Award Plan (incorporated by reference to Exhibit 10(v) (c) to the Company’s annual report on Form 10-K for the fiscal year ended June 30, 1999 (File Number: 000-04217, Film Number: 99718824)).

10.4	Supplemental Executive Deferred Compensation Plan, effective March 14, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2005 (File Number: 000-04217, Film Number: 05688328)).

10.5	2007 Long-Term Performance Incentive Plan (incorporated by reference to Exhibit 4.1 to Registration Statement No. 333-149586 on Form S-8).

10.6	Supplemental Executive Deferred Compensation Plan, amended and restated effective December 8, 2008 (incorporated by reference to Exhibit 10.22 to the Company’s annual report on Form 10-K for the year ended June 30, 2009).

10.7	Purchase and Sale Agreement among Schweizerhall Holding AG, Chemische Fabrik Schweizerhall, Schweizerhall, Inc., Aceto Corporation and Aceto Holding B.V., I.O., dated as of January 28, 2001 (incorporated by reference to Exhibit 2.1 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 4, 2001 (File Number: 000-04217, Film Number: 1595350)).

10.8	Form of purchase agreement between Shanghai Zhongjin Real Estate Development Company Limited and Aceto (Hong Kong) Limited, dated November 10, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2004 (File Number: 000-04217, Film Number: 05588472)).

10.9	Guarantee by Aceto Corporation and subsidiaries in favor of Deutsche Bank, AG, dated March 22, 2001 (incorporated by reference to Exhibit 10.13 to the Company’s annual report on Form 10-K for the year ended June 30, 2001 (File Number: 000-04217, Film Number: 1748270)).

10.10	Reaffirmation Agreement by Aceto Corporation, Aceto Agricultural Chemicals Corporation, CDC Products Corporation, Aceto Pharma Corp., Aceto Realty LLC, Acci Realty Corp. and Arsynco Inc., dated as of April 23, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s current report on Form 8-K filed with the Securities and Exchange Commission on April 28, 2010).

10.11	Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 13, 2010).

10.12	Aceto Corporation Severance Policy (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated January 17, 2012).

10.13	Aceto Corporation Executive Performance Award Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.14	Amended and Restated Aceto Corporation 2010 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 18, 2012).

10.15	Enhanced Severance Protection Letter Agreement, dated April 3, 2013 between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated April 5, 2013).

10.16	Aceto Corporation 2013 Senior Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.17	Note Modification Agreement, dated October 21, 2013, between Aceto Realty LLC and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.18	Amendment No. 1, dated as of December 26, 2013 to the Change in Control Agreement, dated as of July 2, 2012, by and between the Company and Salvatore J. Guccione (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2013).

10.19	Commitment Letter dated March 26, 2014, by and among, Aceto Corporation and the Lead Arrangers and Commitment Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated March 28, 2014).

10.20	Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent, Wells Fargo, as Syndication Agent, and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated May 2, 2014).

10.21	Employment Agreement, effective as of January 1, 2015, between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2014).

10.22	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of November 5, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s quarterly report on Form 10-Q for the quarter ended December 31, 2014).

10.23	Change in Control Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 18, 2015).

10.24	Change in Control Agreement by and between Aceto Corporation and Albert L. Eilender (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 18, 2015).

10.25	Change in Control Agreement by and between Aceto Corporation and Douglas Roth (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated February 18, 2015).

10.26	Change in Control Agreement by and between Aceto Corporation and Frank DeBenedittis (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated February 18, 2015).

10.27	Change in Control Agreement by and between Aceto Corporation and Satish Srinivasan (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated February 18, 2015).

10.28	Change in Control Agreement by and between Aceto Corporation and Charles J. Alaimo, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.29	Change in Control Agreement by and between Aceto Corporation and Raymond B. Bartone, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.30	Change in Control Agreement by and between Aceto Corporation and Terry Kippley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.8 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.31	Change in Control Agreement by and between Aceto Corporation and Steven S. Rogers, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.10 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.32	Change in Control Agreement by and between Aceto Corporation and Nicholas I. Shackley, dated as of February 13, 2015 (incorporated by reference to Exhibit 10.11 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.33	Amendment No. 1, dated as of June 25, 2015, to the Credit Agreement, dated as of April 30, 2014, by and among Aceto Corporation, JPMorgan Chase Bank, N.A. as Administrative Agent and the Lenders (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated June 25, 2015).

10.34	Aceto Corporation 2015 Equity Participation Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on October 26, 2015).

10.35	Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated October 28, 2015).

10.36	Purchase Agreement, dated November 10, 2015, by and among Aceto Corporation and Wells Fargo Securities, LLC and J.P. Morgan Securities LLC, as representatives of the initial purchasers named therein (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 12, 2015).

10.37	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 12, 2015).

10.38	Convertible Note Hedge Confirmation, dated November 10, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 12, 2015).

10.39	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 12, 2015).

10.40	Warrant Confirmation, dated November 10, 2015, between ACETO Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K dated November 12, 2015).

10.41	Amendment No. 1 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K dated November 12, 2015).

10.42	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 23, 2015).

10.43	Additional Convertible Note Hedge Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 23, 2015).

10.44	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 23, 2015).

10.45	Additional Warrant Confirmation, dated November 18, 2015, between Aceto Corporation and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K dated November 23, 2015).

10.46	Letter Agreement between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 18, 2016).

10.47	Change in Control Agreement by and between Aceto Corporation and Walter J. Kaczmarek III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 18, 2016).

10.48	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of October 28, 2015, by and among Aceto Corporation, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.49	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated July 28, 2016).

10.50	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated July 28, 2016).

10.51	Second Amended and Restated Credit Agreement, dated as of December 21, 2016, by and among the Company, the other loan parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Wells Fargo Bank, National Association, as syndication agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 21, 2016).

10.52	Stockholders’ Rights Agreement, by and among the Company and the Sellers, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated November 2, 2016).

10.53	Voting Agreement, by and among the Company, the Sellers and the Members, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated November 2, 2016).

10.54	Employment Agreement, by and between Rising and Vimal Kavuru, dated as of November 2, 2016 (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K dated November 2, 2016).

10.55	Separation Agreement by and between Aceto Corporation and Salvatore Guccione (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 27, 2017).

10.56	Employment Letter Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K/A dated October 17, 2017).

10.57	Change in Control Agreement by and between Aceto Corporation and William C. Kennally, III (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K/A dated October 17, 2017).

10.58	First Amendment to Second Amended and Restated Credit Agreement, dated as of December 13, 2017 by and among the Company, certain other loan parties party thereto, the lenders party thereto, and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated December 18, 2017).

10.59	Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated February 16, 2018).

10.60	Change in Control Agreement between Aceto Corporation and Edward J. Borkowski (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K dated February 16, 2018).

10.61	Second Amendment and Waiver to Second Amended and Restated Credit Agreement, dated as of May 3, 2018 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q dated May 7, 2018).

10.62	Third Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of September 11, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2018).

10.63*	Severance Agreement between Aceto Corporation and Steven S. Rogers, dated as of May 21, 2018.

10.64*	Retention Bonus Agreement between Aceto Corporation and Steven S. Rogers, dated as of May 21, 2018.

10.65*	Form of Retention Bonus Agreement.

21**	Subsidiaries of the Company.

23**	Consent of BDO USA, LLP.

31.1*	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith

** Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACETO CORPORATION

By	/s/ William C. Kennally, III
William C. Kennally, III, President and Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/William C. Kennally, III	President and Chief Executive Officer	10-25-18
William C. Kennally, III	(Principal Executive Officer)

/s/Rebecca Roof	Chief Financial Officer	10-25-18
Rebecca Roof	(Principal Financial Officer)

/s/ Frances P. Scally	Senior Vice President & Chief Accounting Officer	10-25-18
Frances P. Scally	(Principal Accounting Officer)

/s/ Alan G. Levin	Chairman	10-25-18
Alan G. Levin

/s/ Albert L. Eilender	Director	10-25-18
Albert L. Eilender

/s/ Vimal Kavuru	Director	10-25-18
Vimal Kavuru

/s/ William N. Britton	Director	10-25-18
William Britton

/s/ Natasha Giordano	Director	10-25-18
Natasha Giordano

/s/ Daniel Yarosh	Director	10-25-18
Daniel Yarosh

PART IV

EXHIBIT INDEX

Exhibit Number	Description

10.63*	Severance Agreement between Aceto Corporation and Steven S, Rogers, dated as of May 21, 2018.

10.64*	Retention Bonus Agreement between Aceto Corporation and Steven S, Rogers, dated as of May 21, 2018.

10.65*	Form of Retention Bonus Agreement.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

