Form 10-Q
period 2018-09-30
ACETO CORP
filed 2018-11-09
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☐ No ☒

The registrant had 30,765,639 shares of common stock outstanding as of November 5, 2018.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	September 30, 2018	June 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,547	$100,874
Investments	955	3,030
Trade receivables, less allowance for doubtful accounts (September 30, 2018, $979; June 30, 2018, $987)	292,378	247,246
Other receivables	8,810	9,664
Inventory	156,527	137,076
Prepaid expenses and other current assets	6,383	4,737
Total current assets	516,600	502,627

Property and equipment, net	13,689	14,180
Property held for sale	6,113	6,113
Goodwill	1,876	1,883
Intangible assets, net	227,738	234,602
Other assets	8,619	7,619

TOTAL ASSETS	$774,635	$767,024

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,482	$14,482
Accounts payable	123,384	106,790
Accrued expenses	196,086	181,246
Total current liabilities	333,952	302,518

Long-term debt, net	300,900	302,916
Long-term liabilities	64,295	64,558
Environmental remediation liability	-	211
Deferred income tax liability	1,726	1,536
Total liabilities	700,873	671,739

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,801 and 30,787 shares issued and outstanding at September 30, 2018 and June 30, 2018, respectively	308	308
Capital in excess of par value	222,578	222,599
Accumulated deficit	(148,117)	(126,737)
Accumulated other comprehensive loss	(1,007)	(885)
Total shareholders’ equity	73,762	95,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$774,635	$767,024

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Three months Ended September 30,
	2018	2017

Net sales	$164,405	$185,255
Cost of sales	138,925	145,272
Gross profit	25,480	39,983

Selling, general and administrative expenses	36,897	31,149
Research and development expenses	1,881	1,615
Operating (loss) income	(13,298)	7,219

Other (expense) income:
Interest expense	(6,138)	(5,355)
Interest and other income, net	341	274
	(5,797)	(5,081)

(Loss) income before income taxes	(19,095)	2,138
Income tax provision	1,997	1,684
Net (loss) income	$(21,092)	$454

Basic (loss) income per common share	$(0.59)	$0.01
Diluted (loss) income per common share	$(0.59)	$0.01

Weighted average shares outstanding:
Basic	35,487	34,975
Diluted	35,487	35,259

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(unaudited and in thousands)

	Three months Ended September 30,
	2018	2017

Net (loss) income	$(21,092)	$454

Other comprehensive (loss) income:
Foreign currency translation adjustments	(334)	2,320
Change in fair value of interest rate swaps	212	106
Comprehensive (loss) income	$(21,214)	$2,880

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Three months Ended September 30,
	2018	2017
Operating activities:
Net (loss) income	$(21,092)	$454
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,043	8,301
Amortization of debt issuance costs and debt discount	1,600	1,513
Amortization of deferred financing costs	282	270
Provision for doubtful accounts	(7)	(15)
Non-cash stock compensation	(24)	3,146
Deferred income taxes	146	(1,099)
Environmental charge	-	902
Earnings on equity investment in joint venture	(708)	(231)
Changes in assets and liabilities:
Trade accounts receivable	(45,332)	21,137
Other receivables	582	149
Inventory	(19,639)	2,225
Prepaid expenses and other current assets	(1,657)	(944)
Other assets	(481)	(334)
Accounts payable	16,691	7,699
Accrued expenses and other liabilities	15,161	792
Net cash (used in) provided by operating activities	(46,435)	43,965

Investing activities:
Purchases of investments	(653)	(2,655)
Sales of investments	2,673	1,646
Payments for intangible assets	(520)	(54)
Purchases of property and equipment, net	(185)	(1,506)
Net cash provided by (used in) investing activities	1,315	(2,569)

Financing activities:
Payment of cash dividends	-	(1,935)
Proceeds from exercise of stock options	-	73
Repayment of bank loans	(3,799)	(23,783)
Net cash used in financing activities	(3,799)	(25,645)

Effect of exchange rate changes on cash	(408)	669

Net (decrease) increase in cash	(49,327)	16,420
Cash and cash equivalents at beginning of period	100,874	55,680
Cash and cash equivalents at end of period	$51,547	$72,100

Non-Cash Item

The Company had a non-cash item excluded from the Condensed Consolidated Statement of Cash Flows during the three months ended September 30, 2018 of $306 related to dividends declared but not paid.

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

6

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

These condensed consolidated financial statements do not include all disclosures associated with consolidated financial statements prepared in accordance with GAAP. Accordingly, these statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto contained in the Company’s Form 10-K for the year ended June 30, 2018.

(2) Revenue Recognition

The Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606) for all contracts in the first quarter of fiscal 2019 on a modified retrospective basis. The adoption of Topic 606 had no cumulative impact on the Company’s results of operations, cash flows or financial position. The amounts reported in these condensed consolidated financial statements were the same as the amounts would have been if the previous accounting guidance was in effect. As part of the adoption of this ASU, the Company completed its comprehensive evaluation of the amended guidance following the five-step model, including identification of revenue streams and determined that the timing of recognition of revenue is unchanged under the amended guidance.

All revenue recognized in the accompanying unaudited interim condensed consolidated financial statements of operations is considered to be revenue from contracts with customers. The Company recognizes revenue from product sales at the time of shipment and upon the transfer of control of the Company’s product. The Company has no acceptance or other post-shipment obligations and does not offer product warranties or services to its customers. The Company generally does not have incremental costs to obtain contracts that would otherwise not have been incurred. Payment terms can vary by the type and location of the customer. The term between invoicing and when payment is due is typically 30 to 90 days.

The following tables show the Company’s revenues disaggregated by business segment and product lines offered to customers:

	Three months ended September 30, 2018
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Consolidated Totals
Finished dosage form generic drugs	$69,213	-	-	$69,213
Nutraceutical products	11,633	-	-	11,633
Pharmaceutical intermediates	-	$10,222	-	10,222
Active pharmaceutical ingredients (APIs)	-	28,626	-	28,626
Specialty chemicals	-	-	$36,221	36,221
Agricultural protection products	-	-	8,490	8,490
	$80,846	$38,848	$44,711	$164,405

	Three months ended September 30, 2017
	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Consolidated Totals
Finished dosage form generic drugs	$95,561	-	-	$95,561
Nutraceutical products	10,454	-	-	10,454
Pharmaceutical intermediates	-	$10,136	-	10,136
Active pharmaceutical ingredients (API's)	-	26,440	-	26,440
Specialty chemicals	-	-	$34,020	34,020
Agricultural protection products	-	-	8,644	8,644
	$106,015	$36,576	$42,664	$185,255

Variable Consideration

The Company has arrangements with various third parties, such as drug store chains and managed care organizations, establishing prices for its finished dosage form generics. While these arrangements are made between Aceto and its customers, the customers independently select a wholesaler from which they purchase the products. Alternatively, certain wholesalers may enter into agreements with the customers, with the Company’s concurrence, which establishes the pricing for certain products which the wholesalers provide. Upon each sale of finished dosage form generics, significant estimates of chargebacks, rebates, returns, government reimbursed rebates, sales discounts and other adjustments are made. These estimates are accounted for as variable consideration and are recorded as reductions to gross revenues, with corresponding adjustments either as a reduction of accounts receivable or as a liability for price concessions.

The Company estimates variable consideration after considering applicable information that is reasonably available. These estimates are based on historical experience, future expectations, contractual arrangements with wholesalers and indirect customers, and other factors known to management at the time of accrual. The consideration the Company receives in exchange for its goods is only recognized when it is probable that a significant reversal will not occur.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Chargebacks

Under certain arrangements, Rising will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. In order to calculate the chargeback allowance, prior period chargebacks claimed by wholesalers are analyzed to determine the average chargeback amount for each product and wholesaler. These amounts are adjusted for any information that will better reflect future average chargeback amounts. Management receives on-hand inventory reports from wholesalers to which the average chargeback amount is applied. The provision for chargebacks varies in relation to changes in sales volume, product and customer mix, terms with customers, pricing, changes in Wholesale Acquisition Cost (“WAC”), the level of inventory at the wholesalers, and changes in the volume of off-contract purchases. As sales to the large wholesale customers increase or decrease, the reserve for chargebacks will also generally increase or decrease. The Company continually monitors the reserve for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback reserve.

Returns

The Company maintains a policy that allows customers to return product within a specified period prior to and subsequent to the product expiration date. Product returns are settled through a credit issued to the customer. The Company estimates its provision for returns of finished dosage generics based on historical experience, product expiration dates, changes to business practices, credit terms, new competition, shortages in the market and any extenuating circumstances known to management. While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends. Generally, the reserve for returns increases as net sales increase. The Company continually monitors the reserve for returns and makes adjustments when management believes that actual product returns may differ from the established reserve.

Sales of nutraceutical products, pharmaceutical active ingredients and intermediates, specialty performance chemicals, including agricultural intermediates and agricultural protection products are recorded net of estimated returns of damaged goods from customers, which historically have been immaterial.

Government Rebates

Government rebates relate to our reimbursement arrangements with state and federal government agencies. Government rebate accruals are based on estimated payments due to governmental agencies for purchases made by plan participants. The Company provides a provision for government reimbursed rebates at the time of sale based on historical redemption rates. Government rebate amounts per product unit for generic products are established by law, based on the Average Manufacturer Price (“AMP”), which is reported on a monthly and quarterly basis. Aceto regularly reviews the information related to these estimates and adjusts the provision accordingly.

Non-Governmental Rebates & Other

Other rebates are offered to the Company’s key chain drug store, distributor and wholesaler customers to promote customer loyalty and increase product sales. These rebate programs provide customers with credits upon attainment of pre-established volumes or attainment of net sales milestones for a specified period. Other promotional programs are incentive programs offered to the customers. These rebates and other promotional programs vary by product and by volume purchase by each eligible customer. The Company provides a provision for other rebates at the time of sale based on contracted rates, actual product sales data and historical redemption rates. Aceto regularly reviews the information related to these estimates and adjusts the provision accordingly.

Sales of nutraceutical products, pharmaceutical active ingredients and intermediates, specialty performance chemicals, including agricultural intermediates and agricultural protection products are recorded net of sales incentives which include volume incentive rebates. The Company records volume incentive rebates based on the underlying revenue transactions that result in progress by the customer in earning the rebate.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Sales Discounts

Sales discount accruals are based on payment terms extended to customers purchasing our finished dosage form generic products. The sales discount reserve is based on the invoices outstanding at period end and the sales discount rate.

The following table summarizes activity in the consolidated balance sheet for contra assets and liability for price concessions for the quarter ended September 30, 2018:

	Accruals for Chargebacks, Rebates, Returns and Other Allowances
			Government	Non-Governmental	Sales
	Chargebacks	Returns	Reimbursed Rebates	Rebates & Other	Discounts
Balance at June 30, 2018	$66,687	$41,511	$9,658	$86,259	$6,408
Current period provision	184,559	6,465	3,061	43,386	6,584
Credits issued during the period	(157,732)	(2,220)	(3,357)	(30,717)	(1,991)
Balance at September 30, 2018	$93,514	$45,756	$9,362	$98,928	$11,001

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related reserve. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its reserves accordingly, if and when actual experience differs from previous estimates. The Company has not experienced any significant changes in its estimates as it relates to its chargebacks, rebates, sales discounts or product returns for the periods presented.

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

During the three months ended September 30, 2018, there were no grants of restricted common stock. During the three months ended September 30, 2017, the Company granted 337 shares of restricted common stock to its employees that vest over three years. In addition, during the three months ended September 30, 2017, the Company also issued a target grant of 168 performance-vested restricted stock units, which grant could be as much as 294 units if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

For the three months ended September 30, 2018 and 2017, the Company recorded stock-based compensation (benefit) expense of approximately $(24), which includes forfeitures, and $3,132, respectively, related to restricted common stock and restricted stock units. Included in the stock-based compensation expense for the three months ended September 30, 2017 is $2,017 associated with the separation of the Company’s former Chief Executive Officer in September 2017. As of September 30, 2018, the total unrecognized stock-based compensation cost is approximately $4,476.

(4) Capital Stock

On September 6, 2018, the Company's board of directors declared a regular quarterly dividend of $.01 per share which was distributed on October 9, 2018 to shareholders of record as of September 24, 2018.

On May 4, 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. The Company did not repurchase shares in the three months ended September 30, 2018 or in fiscal year 2018.

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

(5) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Three Months Ended September 30,
	2018	2017

Weighted average shares outstanding	35,487	34,975
Dilutive effect of stock options and restricted stock awards and units	-	284

Diluted weighted average shares outstanding	35,487	35,259

The effect of approximately 35 common equivalent shares for the three months ended September 30, 2018 was excluded from the diluted weighted average shares outstanding due to a net loss for the period. There were 1,171 common equivalent shares outstanding for the three months ended September 30, 2018 that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive.

The weighted average shares outstanding for the three months ended September 30, 2018 and 2017 includes the effect of 5,122 shares to be issued in connection with the acquisition of certain products and related assets from Citron and Lucid. The Convertible Senior Notes (see Note 6) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

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

(6) Debt

Long-term debt

	September 30, 2018	June 30, 2018

Convertible Senior Notes, net	$129,457	$127,857
Revolving Bank Loans	62,000	62,000
Term Bank Loans	121,392	124,959
Mortgage	2,533	2,582
	315,382	317,398
Less current portion	14,482	14,482
	$300,900	$302,916

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

The carrying value of the Notes is as follows:

	September 30, 2018	June 30, 2018

Principal amount	$143,750	$143,750
Unamortized debt discount	(12,518)	(13,909)
Unamortized debt issuance costs	(1,775)	(1,984)
Net carrying value	$129,457	$127,857

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying condensed consolidated statements of operations for the three months ended September 30:

	2018	2017

Contractual coupon	$670	$709
Amortization of debt discount	1,391	1,304
Amortization of debt issuance costs	209	209
	$2,270	$2,222

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company was permitted to borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement), or (iii) a combination thereof. As of September 30, 2018, the Company borrowed Revolving Loans (as defined under the A&R Credit Agreement) aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 5.00% to 5.02% at September 30, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of September 30, 2018, the remaining amount outstanding under the Initial Term Loan was $123,750 and was payable as a Eurodollar Loan at an interest rate of 9.39%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2018 and June 30, 2018.

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

On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contained a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contained several amendments to the A&R Credit Agreement including, among other things, reducing the available revolving commitment thereunder to $100,000, fixing the applicable margin on loans to the highest level provided under the A&R Credit Agreement at the time, fixing the commitment fee on the undrawn revolving commitments to the highest level provided under the A&R Credit Agreement at the time, requiring prior written consent of Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders making any additional loans or extending any further credit, restricting dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the quarter ending on June 30, 2018 and restricting dividends or distributions thereafter, restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

As of June 30, 2018, the Company was not in compliance with its financial covenants relating to its Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio. The Company and its lenders agreed upon another amendment to the A&R Credit Agreement (referred to herein as the “September 2018 Amendment”). The September 2018 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 7.00% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (referred to herein as “the September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (as defined in the A&R Credit Agreement) (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit, (e) permitting the purchase, during fiscal 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangibles assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of September 30, 2018 is $82,500.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $22,900 and $24,700. Remediation commenced in fiscal 2010, and as of September 30, 2018 and June 30, 2018, a liability of $4,943 and $5,746, respectively, is included in the accompanying consolidated balance sheets for this matter. For the three months ended September 30, 2017, the Company recorded an environmental charge of $902, which is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. In June 2018, the Company entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer and the Company is not sure when or if the sale will close. The sale price supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of September 30, 2018 and June 30, 2018 is $2,224 and $2,586, respectively, which is included in the accompanying consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with our agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,616 in fiscal 2019.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that bears interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of September 30, 2018, the Company accrued $703 related to this contingent consideration.

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

On July 10, 2018, the Company was informed that Acetris received a favorable ruling from the United States Court of Federal Claims (the “Court”), in Acetris Health, LLC v. United States, invalidating the VA interpretation of the Trade Agreements Clause, which had resulted in the termination of 11 Acetris contracts with the VA.  Finding in favor of Acetris, the Court granted a declaratory judgment establishing that under the federal Buy America Act the agencies are permitted to buy domestic end products, including commercial off-the-shelf products like generic drugs, that are manufactured in the United States when the Trade Agreements Clause is incorporated in government supply contracts, even if their components are not all manufactured in the United States. Although Department of Defense (the “DoD”) contracts were not at issue in the case, the decision also impacts Acetris’ ability to supply DoD with its products. The government’s appeal of the ruling is pending. Even if the Court’s ruling is affirmed on appeal, the Court’s ruling did not have the effect of reinstating the 11 terminated government supply agreements. Acetris may seek new contracts with these agencies, but no assurance can be given that any such contracts will be awarded.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In March 2018, Sigmapharm Laboratories, LLC (“SigmaPharm”) commenced an action against Rising and the Company in the United States District Court for the Eastern District of Pennsylvania.  The complaint arises out of an agreement, effective as of June 22, 2006 (the “SigmaPharm Agreement”), pursuant to which SigmaPharm agreed to supply certain generic pharmaceutical products (the “Products”) to Rising, and Rising in turn agreed to market and distribute the Products in the United States and pay SigmaPharm a share of the profits pursuant to a formula specified in the Agreement.  The complaint alleges that Rising and Aceto breached the Agreement by failing to pay or timely make payments due under the Agreement and to disclose certain information to SigmaPharm.  The complaint seeks, among other relief, a declaration that the Agreement has been terminated and that SigmaPharm has exclusive marketing and distribution rights to the Products; injunctive relief; and an unspecified amount of damages.    In May 2018, Rising and the Company filed a motion to stay the action and compel arbitration, as required by the Agreement. In addition, SigmaPharm filed a “motion to enforce audit rights” in the federal litigation. On October 26, 2018, the district court granted Rising’s and the Company’s Motion to Stay and Compel Arbitration and denied Sigmapharm’s Motion to Enforce and Audit; thus the federal court action has been placed in suspense and the parties must proceed to arbitration.

SigmaPharm has stopped supplying Products to Rising, claiming that it has validly terminated the Sigmapharm Agreement. Accordingly, in June 2018, Rising filed an arbitration claim against SigmaPharm in New Jersey, seeking recovery from SigmaPharm of any failure-to-supply losses Rising may incur as well as lost future profits on sale of the Products, among other relief. The Company intends to vigorously protect its rights in these matters and prosecute its claim for damages against SigmaPharm. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

On April 16, 2018, the Company’s Rising subsidiary received a Grand Jury subpoena (the “DOJ Subpoena”) from the Antitrust Division of the DOJ. Rising is cooperating with the DOJ in response to the DOJ Subpoena.

The Company and certain of its current and former officers are named defendants in two putative securities class actions (the “Securities Class Action Lawsuits”) filed in the United States District Court for the Eastern District of New York in April 2018, captioned Mulligan v. Aceto Corporation, et al, No. 2:18-cv-02425, and Yang v. Aceto Corporation, No. 1:18-cv-02437.  The complaints arise from the April 19, 2018 drop in the Company’s stock price following the Company’s announcement on April 18, 2018 that it would recognize a substantial impairment charge for the third fiscal quarter.  The complaints generally allege that the defendants violated the Securities Exchange Act of 1934 by making false and misleading statements in public filings with the SEC and seek unspecified damages.  On June 26, 2018, five motions were filed seeking to appoint lead plaintiff and approve lead plaintiff’s counsel pursuant to the Private Securities Litigation Reform Act of 1995, as well as to consolidate the Mulligan or Yang actions.  Three motions were subsequently withdrawn or abandoned, and the remaining two motions are pending before the Court.  Following the appointment of a lead plaintiff, the Company expects that the appointed lead plaintiff will file a single consolidated amended class action complaint to supersede the earlier complaints. The Company intends to vigorously defend itself. The impact of the resolution of this matter on the Company’s results of operations in a particular reporting period is not currently known.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At September 30, 2018, the Company had foreign currency contracts outstanding that had a notional amount of $67,797. Unrealized (losses) gains on hedging activities for the three months ended September 30, 2018 and 2017, was $(331) and $295 respectively, and are included in interest and other income, net, in the consolidated statements of operations. The contracts have varying maturities of less than one year.

In conjunction with its existing credit agreement (see Note 6), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of September 30, 2018 is $82,500. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at September 30, 2018, is $2,051. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates.

At September 30, 2018 and June 30, 2018, the Company had $703 and $683, respectively, of contingent consideration which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016. The contingent consideration was calculated using the present value of a probability weighted income approach.

The Company evaluates goodwill for impairment at the reporting unit level using a market participant approach using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. During the three months ended September 30, 2018 and 2017, there were no indicators of impairment. During the fiscal year ended June 30, 2018, the Company recognized a pre-tax non-cash goodwill impairment charge of $235,110 related to the Rising reporting unit.

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are Level 3 inputs.  During the three months ended September 30, 2018 and 2017, there were no indicators of impairment.

In connection with the acquisition of certain products and related assets of Citron and Lucid, the Company will issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The fair value of the future issuance of these shares was determined to be $90,400 at the time of the product acquisition after taking into effect that the shares won’t be issued until the third and fourth anniversary of the closing and the present value calculation of dividends.

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $109,000 at September 30, 2018 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

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

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at September 30, 2018 and June 30, 2018:

	Fair Value Measurements at September 30, 2018 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$3,092	-	$3,092

Investments:
Time deposits	-	955	-	955

Foreign currency contracts-assets (1)	-	55	-	55
Foreign currency contracts-liabilities (2)	-	386	-	386
Derivative asset for interest rate swap (3)	-	2,051	-	2,051
Contingent consideration (4)	-	-	$703	703

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.
(3)	Included in “Other Assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.
(4)	Included in “Long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2018.

	Fair Value Measurements at June 30, 2018 Using
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$3,218	-	$3,218

Investments:
Time deposits	-	3,030	-	3,030

Foreign currency contracts-assets (5)	-	362	-	362
Foreign currency contracts-liabilities (6)	-	304	-	304
Derivative asset for interest rate swap (7)	-	1,839	-	1,839
Contingent consideration (8)	-	-	$683	683

(5)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(6)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(7)	Included in “Other Assets” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(8)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2018.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(9) Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, that replace existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. These ASU’s are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of these ASU’s and anticipates recognition of additional assets and corresponding liabilities relating to these leases on its consolidated balance sheet but does not expect the adjustment to be material assuming no changes in lease activity.

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

Three months Ended September 30, 2018 and 2017:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$80,846	$38,848	$44,711	$-	$164,405
Gross profit	8,476	6,894	10,110	-	25,480
(Loss) income before income taxes	(13,047)	3,398	5,928	(15,374)	(19,095)

2017
Net sales	$106,015	$36,576	$42,664	$-	$185,255
Gross profit	24,647	5,840	9,496	-	39,983
Income (loss) before income taxes	5,026	2,231	4,945	(10,064)	2,138

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(11) Subsequent Event

On November 2, 2018, the Board approved the adoption of a Tax Asset Protection Plan and on November 5, 2018, the Company entered into a Tax Asset Protection Rights Agreement (the “Rights Agreement”), between the Company and American Stock Transfer & Trust Company, LLC, as Rights Agent (the “Rights Agent”). The purpose of the Rights Agreement is to help preserve the Company’s ability to utilize its significant tax benefits. On November 5, 2018, in connection with the entry into the Rights Agreement, the Board authorized and declared a dividend of one preferred stock purchase right (a “Right”) for each share of Common Stock outstanding as of the close of business on November 15, 2018 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth (subject to adjustment) of a share of Series A Participating Cumulative Preferred Stock, par value $2.50 per share (each, a “Series A Preferred Share” and collectively, the “Series A Preferred Shares”), of the Company at a price of $10.85 (as the same may be adjusted, the “Purchase Price”), and upon the terms and conditions set forth in the Rights Agreement.

The Rights become exercisable upon (i) a shareholder acquiring beneficial ownership of 4.99% or more of the outstanding shares of the Company’s common stock without prior approval of the Board, or (ii) a shareholder who already beneficially owns 4.99% or more of the outstanding shares of the Company’s common stock increasing its beneficial ownership by more than 0.5%. The Rights Agreement and the related Rights expire on November 5, 2020, or earlier upon the occurrence of certain other circumstances specified in the Rights Agreement. The Company intends to submit the Rights Agreement to a vote of its shareholders at the Company’s next annual meeting. For more information, please see the Current Report on Form 8-K filed with the SEC on November 6, 2018.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of September 30, 2018 and related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended September 30, 2018 and 2017, and cash flows for the three-month periods ended September 30, 2018 and 2017 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2018. Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board, the consolidated balance sheet of Aceto Corporation and subsidiaries as of June 30, 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated September 28, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of June 30, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

/s/ BDO USA, LLP

Melville, New York
November 9, 2018

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Factors that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, and compliance with changing regulations, as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $164,405 for the three months ended September 30, 2018, which represents an 11.3% decrease from the $185,255 reported in the comparable prior period. Gross profit for the three months ended September 30, 2018 was $25,480 and our gross margin was 15.5% as compared to gross profit of $39,983 and gross margin of 21.6% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the three months ended September 30, 2018 was $36,897, an increase of $5,748 from what we reported in the prior period. Our net loss was $(21,092), or $(0.59) per diluted share, compared to net income of $454, or $0.01 per diluted share, in the prior period. Our cash, cash equivalents and short-term investments at September 30, 2018 totaled $52,502 as compared with $103,904 at June 30, 2018. Our working capital at September 30, 2018 was $182,648 (as compared with $200,109 at June 30, 2018). Our shareholders’ equity was $73,762 at September 30, 2018, as compared with $95,285 at June 30, 2018.

As previously disclosed:

•	During the third quarter of fiscal 2018, the Company recognized pre-tax non-cash impairment charges of $256,266 consisting of $235,110 of a goodwill impairment charge and a $21,156 write-down of other identifiable intangible assets for its Rising reporting unit, which is part of the Human Health segment.

•	The Company has incurred substantial expenses to address the issues that led to the impairment charges taken in fiscal 2018, to manage the Company’s other business units and to explore strategic alternatives. The Company has retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing, including legal advisors retained in connection with various ongoing legal proceedings.

•	As referenced in the Company’s press release issued April 18, 2018, the Board of Directors has initiated a process to identify and evaluate a range of strategic alternatives. Strategic alternatives that have been or are being considered include the sale of a key business segment(s), a merger or other business combination with another party, continuing as a standalone entity or other potential alternatives. That process is ongoing. We have retained a financial advisor to assist with the evaluation of these strategic alternatives. That process is ongoing. However, there can be no assurance that the strategic review process will result in any transaction.

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

Aceto is a major supplier to many different industrial segments providing chemicals used in the manufacture of plastics, surface coatings, cosmetics and personal care, textiles, fuels and lubricants. The paint and coatings industry produces products that bring color, texture, and protection to houses, furniture, packaging, paper, and durable goods. Many of today's coatings are eco-friendly, by allowing inks and coatings to be cured by ultraviolet light instead of solvents or allowing power coatings to be cured without solvents. These growing technologies are critical in protecting and enhancing the world's ecology and Aceto is focused on supplying the specialty additives that make modern coating techniques possible.

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

According to an October 16, 2018 Federal Reserve Statistical Release, in the third quarter of calendar year 2018, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 7.6%.

Aceto’s agricultural protection products include herbicides, fungicides and insecticides used on various crops including sugarcane and nuts, which control weed growth as well as the spread of insects and microorganisms that can severely damage plant growth. One of Aceto's most widely used agricultural protection products is a sprout inhibitor that extends the storage life of potatoes. Utilizing our global sourcing and regulatory capabilities, we identify and qualify manufacturers either producing the product or with knowledge of the chemistry necessary to produce the product, and then file an application with the U.S. EPA for a product registration. Aceto has an ongoing working relationship with manufacturers in China and India to determine which of the non-patented or generic, agricultural protection products they produce can be effectively marketed in the Western world. We have successfully brought numerous products to market. We have a strong pipeline, which includes future additions to our product portfolio. The combination of our global sourcing and regulatory capabilities makes the generic agricultural market a niche for us and we expect to continue to offer new product additions in this market. In the USDA, National Agricultural Statistics Service release dated June 29, 2018, the total crop acreage planted in the United States in 2018 increased by .9% to 322 million acres from 319 million acres in 2017. The number of peanut acres planted in 2018 decreased 19.7% from 2017 levels while sugarcane acreage harvested decreased 2.1% from 2017. In addition, the potato acreage harvested in 2018 decreased approximately 1.0% from the 2017 level.

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

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2018, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since September 30, 2018, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

	Net Sales by Segment Three months ended September 30,
					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$80,846	49.2%	$106,015	57.2%	$(25,169)	(23.7)%
Pharmaceutical Ingredients	38,848	23.6	36,576	19.8	2,272	6.2
Performance Chemicals	44,711	27.2	42,664	23.0	2,047	4.8

Net sales	$164,405	100.0%	$185,255	100.0%	$(20,850)	(11.3)%

	Gross Profit by Segment Three months ended September 30,
					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$8,476	10.5%	$24,647	23.2%	$(16,171)	(65.6)%
Pharmaceutical Ingredients	6,894	17.7	5,840	16.0	1,054	18.0
Performance Chemicals	10,110	22.6	9,496	22.3	614	6.5

Gross profit	$25,480	15.5%	$39,983	21.6%	$(14,503)	(36.3)%

Net Sales

Net sales decreased $20,850, or 11.3%, to $164,405 for the three months ended September 30, 2018, compared with $185,255 for the prior period. We reported sales increases in our Performance Chemicals and Pharmaceutical Ingredients segments and a sales decrease in our Human Health segment.

Human Health

Net sales for the Human Health segment decreased by $25,169 for the three months ended September 30, 2018, to $80,846, which represents a 23.7% decrease over net sales of $106,015 for the prior period. Sales of Rising products decreased $26,348 from the prior year as the persistent adverse conditions in the generics market have continued including continued pricing pressure, intense competition and related consolidation of customers, delays in receiving supplies and delayed product launches. Although Rising sales have declined, the number of units sold has increased; however, the additional revenue associated with the increase in the number of units is reduced by an increase in chargebacks. Rising incurred approximately $6,491 in failure to supply penalties charged by certain customers based upon replacement cost or contractual cost.

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

Rising bills its partners, who are also its suppliers, for either (i) (with the exception of one partner) the full amount of the FTS claim, if the charge was caused by non-performance on the part of the partner; (ii) the partner’s profit split percentage if the charge was caused by shared non-performance; or (iii) another negotiated amount. Rising has billed approximately $3,524 in FTS charges to supplier partners related to the first quarter of fiscal 2019.

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

The above decreases in Human Health was offset in part by a $1,179 or 11.3%, increase in sales of nutritional products, predominantly from sales generated in our German subsidiary.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $2,272 or 6.2% to $38,848 when compared to the prior period net sales of $36,576. The increase in sales for this segment was due primarily to a rise in sales of APIs of $4,296 sold abroad, primarily from our German subsidiaries, due to increased demand of certain API products, as well as a new customer launch of an API. The $4,296 increase is partially offset by a drop of $2,110 in U.S. domestic sales of APIs, primarily due to regulatory issues surrounding 3 API products, as well as excess customer inventory ordered in fiscal 2018, resulting in reduced sales volume.

Performance Chemicals

Net sales for the Performance Chemicals segment was $44,711 for the three months ended September 30, 2018, representing an increase of $2,047 or 4.8%, from net sales of $42,664 for the prior period. The Specialty Chemicals business experienced an increase in sales of $2,201 over the prior period, predominantly due to increased domestic sales of $2,349. The rise in domestic Specialty Chemicals sales is primarily due to a rise of $1,084 in polymer additives and $1,316 in surface coatings.

Gross Profit

Gross profit decreased $14,503 to $25,480 (15.5% of net sales) for the three months ended September 30, 2018, as compared to $39,983 (21.6% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $8,476 for the three months ended September 30, 2018 decreased $16,171 or 65.6%, over the prior period. The gross margin of 10.5% was lower than the prior period’s gross margin of 23.2%. The decrease in Human Health’s gross profit was primarily related to the decline of $16,618 in gross profit on Rising’s products, due to the sales decline. The decline in gross margin is primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers and failure to supply charges. In addition, certain of our partners have not performed in accordance with their agreements with such partners, which have caused us to incur additional costs.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $6,894 for the three months ended September 30, 2018 increased $1,054, or 18.0%, over the prior period. The gross margin of 17.7% was higher than the prior period’s gross margin of 16.0%. The increase in gross profit and gross margin was predominantly the result of the increase in the sales volume of APIs sold abroad.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $10,110 for the three months ended September 30, 2018, versus $9,496 for the prior year, an increase of $614 or 6.5%, predominantly from a sales increase in domestic specialty chemical products. The gross margin at 22.6% for the three months ended September 30, 2018 was consistent with the prior year’s gross margin of 22.3%.

Selling, General and Administrative Expenses

SG&A of $36,897 for the three months ended September 30, 2018 increased $5,748 or 18.5% from $31,149 reported for the prior period. As a percentage of sales, SG&A increased to 22.4% for the three months ended September 30, 2018 versus 16.8% in the prior period. As previously discussed, the Company has incurred substantial expenses to address the issues that led to the impairment charges taken in fiscal 2018, to manage the Company’s other business units and to explore strategic alternatives. As a result, the increase in SG&A is primarily due to approximately $8,543 of non-recurring costs, including fees for financial advisors, professional fees, costs for senior staff retention and stabilization of corporate operations. SG&A also increased due to an increase of approximately $2,200 in legal fees related to various legal proceedings. SG&A for the prior year included $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation, and environmental remediation charges of $902.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $1,881 for the three months ended September 30, 2018 compared to $1,615 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating (Loss) Income

For the three months ended September 30, 2018 we had an operating loss of $(13,298) compared to operating income of $7,219 in the prior period, a decrease of $20,517.

Interest Expense

Interest expense was $6,138 for the three months ended September 30, 2018, an increase of $783 or 14.6% from the prior period. The increase in interest expense was primarily due to additional interest expense associated with the May 2018 Amendment and the September 2018 Amendment.

Interest and Other Income, Net

Interest and other income, net was $341 for the three months ended September 30, 2018, an increase of $67 from the prior period, primarily due to an increase in income related to a joint venture for one of our agricultural protection products offset by unrealized foreign exchange losses from mark-to-market valuation of foreign currency futures contracts.

Provision for Income Taxes

The effective tax rate for the three months ended September 30, 2018 was (10.5)% compared to 78.8% for the prior year. The effective tax rate in the current period represents the full valuation allowance on domestic operations, income tax associated with foreign jurisdictions as well as a discrete adjustment for additional tax related to a disallowance regarding the structure of our performance award program. In the prior period, we recorded $1,128 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted in the first quarter of fiscal 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed into law, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allowed Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the fiscal year ended June 30, 2018. Additional impacts from the enactment of the TCJA will be recorded as they are identified during the measurement period ending no later than December 22, 2018 as provided for in SAB 118. For the three-month period ended September 30, 2018, the Company did not record adjustments to the provisional estimates. With respect to finalizing the provisional estimated tax on unremitted earnings accumulated in non-U.S. jurisdictions, the Company is currently working to complete various earnings and profits studies and gathering the relevant information needed to finalize the estimate. The Company does not expect any material changes to the provisional amounts estimated at June 30, 2018.

Liquidity and Capital Resources

Cash Flows

At September 30, 2018, we had $51,547 in cash, of which $21,114 was outside the United States, $955 in short-term investments, all of which is held outside the United States, and $315,382 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $182,648 at September 30, 2018 compared to $200,109 at June 30, 2018. The $21,114 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the Tax Cuts and Jobs Act of 2017, we record additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

As significant demands on our cash persist, our cash position at September 30, 2018 decreased $49,327 from the amount at June 30, 2018, predominantly due to the net loss of $21,092 during the period, as well as an increase in inventory and accounts receivable.

Operating activities for the three months ended September 30, 2018 used cash of $46,435 for this period, as compared to cash provided of $43,965 for the comparable period. The $46,435 use of cash resulted from $21,092 in net loss and $9,332 derived from adjustments for non-cash items and a net decrease of $34,675 from changes in operating assets and liabilities. The non-cash items included $8,043 in depreciation and amortization expense, $146 for deferred income taxes and $1,600 for amortization of debt issuance costs and debt discount offset in part by $708 of earnings on an equity investment in a joint venture. Trade accounts receivable increased $45,332 during the three months ended September 30, 2018, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, as well as an increase in sales of Rising products in the first quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018. Inventories increased by $19,639 and accounts payable increased by $16,691 due primarily to inventories held in stock at our Rising subsidiary and a ramp up of inventory for our Pharmaceutical Ingredients segment due to shipments to occur in the second and third quarters of fiscal year 2019, as well as timing of payments processed at the end of the quarter. In addition, Specialty Chemicals inventories increased due to the build-up of inventory as a result of the Chinese tariffs. Accrued expenses and other liabilities increased $15,161 due primarily to a rise in price concessions for our Rising business. Our cash position at September 30, 2017 increased $16,420 from the amount at June 30, 2017. Operating activities for the three months ended September 30, 2017 provided cash of $43,965 for this period. The $43,965 resulted from $454 in net income, $12,787 derived from net adjustments for non-cash items and $30,724 from changes in operating assets and liabilities.

Investing activities for the three months ended September 30, 2018 provided cash of $1,315 primarily from sales of investments in time deposits of $2,673 offset by purchases of investments of $653 and purchases of property and equipment and intangible assets of $705. Investing activities for the three months ended September 30, 2017 used cash of $2,569 primarily from purchases of intangible assets and property and equipment of $1,560 and purchases of investments in time deposits of $2,655, offset by sales of investments of $1,646.

Financing activities for the three months ended September 30, 2018 used cash of $3,799, all from the repayments of bank loans. Financing activities for the three months ended September 30, 2017 used cash of $25,645 primarily from repayment of bank loans of $23,783 and $1,935 payment of cash dividends.

Credit Facilities

We have available credit facilities with certain foreign financial institutions. At September 30, 2018, the Company had available lines of credit with foreign financial institutions totaling $1,810, all of which is available for borrowing by the respective foreign territories. We are not subject to any financial covenants under these arrangements.

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company was permitted to borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement) or (iii) a combination thereof. As of September 30, 2018, the Company borrowed Revolving Loans (as defined under the A&R Credit Agreement) aggregating $62,000 which loans are Eurodollar Loans at interest rates ranging from 5.00% to 5.02% at September 30, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of September 30, 2018, the remaining amount outstanding under the Initial Term Loan was $123,750 and was payable as a Eurodollar Loan at an interest rate of 9.39%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at September 30, 2018 and June 30, 2017.

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

On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contained a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contained several amendments to the A&R Credit Agreement including, among other things, reducing the available revolving commitment thereunder to $100,000, fixing the applicable margin on loans to the highest level provided under the A&R Credit Agreement at the time, fixing the commitment fee on the undrawn revolving commitments to the highest level provided under the A&R Credit Agreement at the time, requiring prior written consent of Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders making any additional loans or extending any further credit, restricting dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the quarter ending on June 30, 2018 and restricting dividends or distributions thereafter, restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

As of June 30, 2018, the Company was not in compliance with its financial covenants relating to its Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio. The Company and its lenders agreed upon another amendment to the A&R Credit Agreement (referred to herein as the “September 2018 Amendment”). The September 2018 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contained several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all loans under the A&R Credit Agreement by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all loans under the A&R Credit Agreement to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans (as defined in the A&R Credit Agreement) and 7.00% in the case of Eurodollar Loans (as defined in the A&R Credit Agreement), (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (referred to herein as “the September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (as defined in the A&R Credit Agreement) (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans (as defined in the A&R Credit Agreement) or the issuing banks issuing, amending, renewing or extending any Letter of Credit, (e) permitting the purchase, during fiscal 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangibles assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of September 30, 2018 is $82,500.

Working Capital Outlook

Working capital was $182,648 at September 30, 2018 versus $200,109 at June 30, 2018.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that bears interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of September 30, 2018, the Company accrued $703 related to this contingent consideration.

We have filed with the SEC a universal shelf registration statement to allow us to potentially offer an indeterminate principal amount and number of securities in the future with a proposed maximum aggregate offering price of up to $200,000. Under the shelf registration statement, we have the flexibility to publicly offer and sell from time to time common stock, debt securities, preferred stock, warrants and units or any combination of such securities.

In November 2015, we offered $125,000 aggregate principal amount of 2% Convertible Senior Notes due 2020 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In addition, we granted the initial purchasers for the offering an option to purchase up to an additional $18,750 aggregate principal amount pursuant to the initial purchasers’ option to purchase additional notes, which was exercised in November 2015. Therefore, the total offering was $143,750 aggregate principal amount. The remaining net proceeds received from the offering, after paying down our credit facilities and costs associated with the offering and a related hedge transaction, have been used for general corporate purposes, which may include funding research, development and product manufacturing, acquisitions or investments in businesses, products or technologies that are complementary to Aceto’s own, increasing working capital and funding capital expenditures.

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,616 in fiscal 2019.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $4,493 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Consolidated Balance Sheet as of September 30, 2018.

As noted above, in order to avoid a default with respect to certain financial covenants under its credit facilities, the Company first entered into the May 2018 Amendment and then entered into the September 2018 Amendment. The September 2018 Amendment, among other things, substantially restricts the Company’s borrowing capacity, increases and fixes the pricing with respect to all loans and letters of credit issued and outstanding under the credit facilities and adds an additional financial covenant, in the form of a minimum liquidity covenant. The significant decline in the market price of the Company’s common stock, and the uncertainties associated with pending legal proceedings, render it difficult for the Company to access the equity markets at the present time. As described herein, the Company is also incurring substantial expenses to address the business and financial challenges previously discussed. While the Company had over $50,000 in cash as of September 30, 2018, and while its operating businesses continue to generate substantial cash, the current demands upon the Company and its liquidity, in particular, the wholesaler contracts, chargebacks and pricing concessions in the Rising business, are significant. We believe that our cash, liquid assets and operating cash flows together with the liquidity that we expect to be generated from our previously announced strategic alternatives initiative which is intended to retire our debt, will provide us with adequate resources to fund our working capital needs for the next twelve months.

Impact of Recent Accounting Pronouncements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The primary focus of ASU 2018-13 is to improve the effectiveness of the disclosure requirements for fair value measurements. The changes affect all companies that are required to include fair value measurement disclosures. In general, the amendments in ASU 2018-13 are effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2019. An entity is permitted to early adopt the removed or modified disclosures upon the issuance of ASU 2018-13 and may delay adoption of the additional disclosures, which are required for public companies only, until their effective date. The Company is currently evaluating the impact these changes will have on the Company’s consolidated financial statements and disclosures.

In June 2018, the FASB issued ASU 2018-07 Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting. This ASU is intended to simplify aspects of share-based compensation issued to non-employees by making the guidance consistent with the accounting for employee share-based compensation. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2018. The Company does not believe this new accounting standard update will have a material impact on its consolidated financial statements.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting, which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company adopted ASU 2017-09 in the first quarter of fiscal 2019. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 Business Combinations (Topic 805): Clarifying the Definition of a Business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is effective for public companies for annual periods beginning after December 15, 2017, including interim periods within those periods. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 in the first quarter of fiscal 2019. The adoption did not have any impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) as amended in July 2018 by ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements, that replace existing lease guidance. The new standard is intended to provide enhanced transparency and comparability by requiring lessees to record right-of-use assets and corresponding lease liabilities on the balance sheet. The new guidance will continue to classify leases as either finance or operating, with classification affecting the pattern of expense recognition in the statement of income. These ASU’s are effective for fiscal years (and interim reporting periods within those years) beginning after December 15, 2018. The Company is currently evaluating the impact of the provisions of these ASU’s and anticipates recognition of additional assets and corresponding liabilities relating to these leases on its consolidated balance sheet but does not expect the adjustment to be material assuming no changes in lease activity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk Sensitive Instruments

The market risk inherent in our market-risk-sensitive instruments and positions is the potential loss arising from adverse changes in investment market prices, foreign currency exchange-rates and interest rates.

Investment Market Price Risk

We had short-term investments of $955 at September 30, 2018 and $3,030 at June 30, 2018. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At September 30, 2018, we had foreign currency contracts outstanding that had a notional amount of $67,797. At June 30, 2018 our outstanding foreign currency contracts had a notional amount of $56,108. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at September 30, 2018 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On September 30, 2018, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of September 30, 2018, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,764. On June 30, 2018 such potential loss amounted to $6,573. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining balance of this derivative as of September 30, 2018 is $82,500. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at September 30, 2018, is $2,051.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2018 and, based on their evaluation, have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness identified below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. As noted in our Form 10-K for the year ended June 30, 2018, we determined that our internal control over financial reporting was not effective due to a material weakness in our controls over income tax accounting.  Specifically, the execution of the controls over the application of the accounting literature to the measurement of deferred taxes did not operate effectively in relation to the assessment of the realizability of our deferred tax assets, and the need for a valuation allowance.

Notwithstanding this material weakness, we have performed additional analyses and other procedures to enable management to conclude that our financial statements included in this Form 10-Q fairly present, in all material respects, our financial condition and results of operations as of and for the three months ended September 30, 2018. The Company believes it has corrected the underlying causes of the material weakness and thus believes it has been fully remediated. The Company will continue to monitor and test the remediation to ensure its effectiveness.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2018, we are subject to various environmental proceedings for which there were no material changes during the three months ended September 30, 2018.

The Company incorporates by reference into this Item 1 the disclosures made with respect to pending legal proceedings set forth in Note 7 (Commitments, Contingencies and Other Matters) to the Company’s Condensed Consolidated Financial Statements presented elsewhere herein.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed under Part I - “Item 1A. Risk Factors” in our Form 10-K for the year ended June 30, 2018 which could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in our Form 10-K for the year ended June 30, 2018 are not the only ones we face. Additionally, risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. We have revised the second risk factor in our Form 10-K to read as follows:

The material impairment charge that we recorded in fiscal 2018 was based on several adverse factors, certain of which have continued to materially adversely impact the Company beyond year-end.

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

Many of the market and industry factors that led to the March 31, 2018 impairment charges have continued to impact us. The difficult conditions in the generic drug market have been compounded by the continuing impact of failures to supply and other negative market factors. We also continue to spend heavily on financial and legal professionals retained by us to deal with ongoing negative factors in the market and pending legal proceedings. As a result, our cash position declined from $100,874 at June 30, 2018 to $51,547 at September 30, 2018. While our operating businesses continue to generate substantial cash, the current demands upon the Company and its liquidity remain significant. If current conditions persist, we may be reliant upon our previously announced strategic alternatives initiative to supplement our cash, liquid assets and operating cash flows, and to retire debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits

10.1	Third Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of September 11, 2018 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated September 12, 2018).

10.2*	Supply and Distribution Agreement

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment has been requested for certain provisions of this Exhibit pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACETO CORPORATION

DATE	November 9, 2018	BY	/s/ William C. Kennally, III
William C. Kennally, III, President and Chief Executive Officer
(Principal Executive Officer)

DATE	November 9, 2018	BY	/s/ Rebecca Roof
Rebecca Roof, Chief Financial Officer
(Principal Financial Officer)