Form 10-Q
period 2018-12-31
ACETO CORP
filed 2019-02-20
CIK 2034

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Yes ☐     No  ☒

The registrant had 30,839,470 shares of common stock outstanding as of February 12, 2019.

ACETO CORPORATION AND SUBSIDIARIES

QUARTERLY REPORT FOR THE PERIOD ENDED DECEMBER 31, 2018

EXPLANATORY NOTE

On February 19, 2019, Aceto Corporation (“the Company”) and certain of our U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors have proposed to jointly administer their chapter 11 cases under the caption In re Aceto Corporation, et al. (the “Chapter 11 Cases”). All documents filed with the Bankruptcy Court are available for inspection at the Office of the Clerk of the Bankruptcy Court or online at www.primeclerk.com. In connection with the Chapter 11 Cases, the Company will enter into debtor-in-possession financing (the “DIP Credit Agreement”) and has entered into a “stalking horse” agreement (the “Asset Purchase Agreement”) to sell the Pharmaceutical Ingredients and Performance Chemical segments and the Nutritionals portion of the Human Health segment of the Company’s business (the “Chemicals Plus Business”).

For additional information regarding the Chapter 11 Cases, the DIP Credit Agreement and the Asset Purchase Agreement, see Note 12 to the Company’s Condensed Consolidated Financial Statements and see Item 5 Other Information. For a discussion of risk factors relating to the voluntary reorganization filed under chapter 11, see Item 1A Risk Factors. The disclosures in this Quarterly Report on Form 10-Q should be read in the context of the voluntary reorganizations filed under chapter 11.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per-share amounts)

	December 31, 2018	June 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$41,782	$100,874
Investments	1,013	3,030
Trade receivables, less allowance for doubtful accounts (December 31, 2018, $965; June 30, 2018, $987)	262,325	247,246
Other receivables	7,785	9,664
Inventory	184,307	137,076
Prepaid expenses and other current assets	7,475	4,737
Total current assets	504,687	502,627

Property and equipment, net	13,267	14,180
Property held for sale	6,113	6,113
Goodwill	1,862	1,883
Intangible assets, net	221,039	234,602
Other assets	6,191	7,619

TOTAL ASSETS	$753,159	$767,024
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$183,772	$14,482
Accounts payable	132,375	106,790
Accrued expenses	187,587	181,246
Total current liabilities	503,734	302,518

Long-term debt, net	133,349	302,916
Long-term liabilities	64,033	64,558
Environmental remediation liability	3	211
Deferred income tax liability	1,729	1,536
Total liabilities	702,848	671,739

Commitments and contingencies (Note 7)

Shareholders’ equity:
Preferred stock, 2,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $.01 par value, 75,000 shares authorized; 30,839 and 30,787 shares issued and outstanding at December 31, 2018 and June 30, 2018, respectively	308	308
Capital in excess of par value	223,040	222,599
Accumulated deficit	(170,398)	(126,737)
Accumulated other comprehensive loss	(2,639)	(885)
Total shareholders’ equity	50,311	95,285

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$753,159	$767,024

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Six months Ended December 31,
	2018	2017

Net sales	$328,054	$356,484
Cost of sales	278,528	282,531
Gross profit	49,526	73,953

Selling, general and administrative expenses	73,897	59,212
Research and development expenses	3,995	3,737
Operating (loss) income	(28,366)	11,004

Other (expense) income:
Interest expense	(13,707)	(10,403)
Interest and other income, net	1,168	1,038
	(12,539)	(9,365)

(Loss) income before income taxes	(40,905)	1,639
Income tax provision	2,537	15,049
Net loss	$(43,442)	$(13,410)

Basic loss per common share	$(1.22)	$(0.38)
Diluted loss per common share	$(1.22)	$(0.38)

Weighted average shares outstanding:
Basic	35,540	35,093
Diluted	35,540	35,093

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited and in thousands, except per-share amounts)

	Three months Ended December 31,
	2018	2017

Net sales	$163,649	$171,229
Cost of sales	139,603	137,259
Gross profit	24,046	33,970

Selling, general and administrative expenses	37,000	28,063
Research and development expenses	2,114	2,122
Operating (loss) income	(15,068)	3,785

Other (expense) income:
Interest expense	(7,569)	(5,048)
Interest and other income, net	827	764
	(6,742)	(4,284)

Loss before income taxes	(21,810)	(499)
Income tax provision	540	13,365
Net loss	$(22,350)	$(13,864)

Basic loss per common share	$(0.63)	$(0.39)
Diluted loss per common share	$(0.63)	$(0.39)

Weighted average shares outstanding:
Basic	35,592	35,210
Diluted	35,592	35,210

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited and in thousands)

	Six months Ended December 31,		Three months Ended December 31,
	2018	2017	2018	2017

Net loss	$(43,442)	$(13,410)	$(22,350)	$(13,864)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,050)	3,226	(716)	906
Change in fair value of interest rate swaps	(704)	982	(916)	876
Comprehensive loss	$(45,196)	$(9,202)	$(23,982)	$(12,082)

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited and in thousands)

	Six months Ended December 31,
	2018	2017
Operating activities:
Net loss	$(43,442)	$(13,410)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	16,160	16,547
Amortization of debt issuance costs and debt discount	3,223	3,048
Amortization of deferred financing costs	564	552
Provision for doubtful accounts	(11)	166
Non-cash stock compensation	454	4,514
Deferred income taxes	139	4,827
Environmental charge	-	902
Earnings on equity investment in joint venture	(1,476)	(1,086)
Changes in assets and liabilities:
Trade accounts receivable	(15,676)	19,938
Other receivables	1,177	(3,145)
Inventory	(47,833)	(9,956)
Prepaid expenses and other current assets	(2,752)	(472)
Other assets	2,701	(953)
Accounts payable	25,899	16,221
Accrued expenses and other liabilities	6,374	9,212
Net cash (used in) provided by operating activities	(54,499)	46,905

Investing activities:
Purchases of investments	(660)	(2,683)
Sales of investments	2,664	1,694
Payments for intangible assets	(1,326)	(692)
Purchases of property and equipment, net	(498)	(3,041)
Net cash provided by (used in) investing activities	180	(4,722)

Financing activities:
Payment of cash dividends	(306)	(3,929)
Proceeds from exercise of stock options	-	595
Repayment of bank loans	(3,865)	(30,582)
Net cash used in financing activities	(4,171)	(33,916)

Effect of exchange rate changes on cash	(602)	983

Net (decrease) increase in cash	(59,092)	9,250
Cash and cash equivalents at beginning of period	100,874	55,680
Cash and cash equivalents at end of period	$41,782	$64,930

See accompanying notes to condensed consolidated financial statements and accountants’ review report.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

(1) Basis of Presentation and Going Concern

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

Going Concern Consideration

As indicated in the accompanying interim unaudited condensed consolidated financial statements, the Company had working capital at December 31, 2018 of $953 as compared with $200,109 at June 30, 2018. As more fully discussed in Note 6, the maturity date of the bank loans was revised from December 21, 2021 to June 30, 2019, resulting in the classification of the indebtedness outstanding under the Company’s credit facility as a current liability as of December 31, 2018. The Company has accumulated deficit and continued operating losses. The Company also continues to spend heavily on financial and legal professionals retained by the Company to deal with ongoing negative factors in the generic drug market and pending legal proceedings. As a result, the Company’s cash position declined from $100,874 at June 30, 2018 to $41,782 at December 31, 2018 and its working capital declined from $200,109 at June 30, 2018 to $953 at December 31, 2018. While the Company’s operating businesses continue to generate cash, the current demands upon the Company and its liquidity remain significant. These factors, among others, indicate that the Company will need to be reliant upon its previously announced strategic alternatives initiative to supplement its cash, liquid assets and operating cash flows, and to retire debt. Accordingly, because the Company cannot at this time conclude that these actions are probable of occurring, under applicable accounting standards and because of the high degree of uncertainty and dependence upon factors outside of our control associated with the Bankruptcy Filing described below, substantial doubt is deemed to exist about the Company’s ability to continue as a going concern. These Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of certain liabilities and other commitments in the normal course of business. The accompanying Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

On February 19, 2019, the Company and certain of its U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors have proposed to jointly administer their chapter 11 cases under the caption In re Aceto Corporation, et al. (the “Chapter 11 Case”).

For the duration of the Chapter 11 Cases, our operations are subject to risks and uncertainties associated with chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not reflect our actual operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

We intend to sell substantially all of our assets pursuant to one or more sales under Section 363 of the Bankruptcy Code. If we are unable to complete one or more sales of the Company’s assets, it may be necessary to explore a plan of reorganization or liquidation or our Chapter 11 Cases may be converted to a chapter 7 liquidation process.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The following tables show the Company’s revenues disaggregated by business segment and product lines offered to customers:

	Six months ended December 31, 2018
		Pharmaceutical	Performance	Consolidated
	Human Health	Ingredients	Chemicals	Totals
Finished dosage from generic drugs	$142,876	$-	$-	$142,876
Nutraceutical products	22,951	-	-	22,951
Pharmaceutical intermediates	-	22,754	-	22,754
Active pharmaceutical ingredients (APIs)	-	58,136	-	58,136
Specialty chemicals	-	-	67,803	67,803
Agricultural protection products	-	-	13,534	13,534
	$165,827	$80,890	$81,337	$328,054

	Six months ended December 31, 2017
		Pharmaceutical	Performance	Consolidated
	Human Health	Ingredients	Chemicals	Totals
Finished dosage from generic drugs	$186,322	$-	$-	$186,322
Nutraceutical products	23,159	-	-	23,159
Pharmaceutical intermediates	-	19,975	-	19,975
Active pharmaceutical ingredients (APIs)	-	50,230	-	50,230
Specialty chemicals	-	-	64,553	64,553
Agricultural protection products	-	-	12,245	12,245
	$209,481	$70,205	$76,798	$356,484

	Three months ended December 31, 2018
		Pharmaceutical	Performance	Consolidated
	Human Health	Ingredients	Chemicals	Totals
Finished dosage from generic drugs	$73,663	$-	$-	$73,663
Nutraceutical products	11,318	-	-	11,318
Pharmaceutical intermediates	-	12,532	-	12,532
Active pharmaceutical ingredients (APIs)	-	29,510	-	29,510
Specialty chemicals	-	-	31,582	31,582
Agricultural protection products	-	-	5,044	5,044
	$84,981	$42,042	$36,626	$163,649

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

	Three months ended December 31, 2017
		Pharmaceutical	Performance	Consolidated
	Human Health	Ingredients	Chemicals	Totals
Finished dosage from generic drugs	$90,761	$-	$-	$90,761
Nutraceutical products	12,705	-	-	12,705
Pharmaceutical intermediates	-	9,839	-	9,839
Active pharmaceutical ingredients (APIs)	-	23,790	-	23,790
Specialty chemicals	-	-	30,533	30,533
Agricultural protection products	-	-	3,601	3,601
	$103,466	$33,629	$34,134	$171,229

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

Chargebacks

Under certain arrangements, Rising will issue a credit (referred to as a “chargeback”) to the wholesaler for the difference between the invoice price to the wholesaler and the customer’s contract price. In order to calculate the chargeback allowance, prior period chargebacks claimed by wholesalers are analyzed to determine the average chargeback amount for each product and wholesaler. These amounts are adjusted for any information that will better reflect future average chargeback amounts. Management receives on-hand inventory reports from wholesalers to which the average chargeback amount is applied. The provision for chargebacks varies in relation to changes in sales volume, product and customer mix, terms with customers, pricing, changes in Wholesale Acquisition Cost (“WAC”), the level of inventory at the wholesalers, and changes in the volume of off-contract purchases. As sales to the large wholesale customers increase or decrease, the liability for chargebacks will also generally increase or decrease. The Company continually monitors the liability for chargebacks and makes adjustments when management believes that expected chargebacks may differ from the actual chargeback liability.

Returns

The Company maintains a policy that allows customers to return product within a specified period prior to and subsequent to the product expiration date. Product returns are settled through a credit issued to the customer. The Company estimates its provision for returns of finished dosage generics based on historical experience, product expiration dates, changes to business practices, credit terms, new competition, shortages in the market and any extenuating circumstances known to management. While historical experience has allowed for reasonable estimations in the past, future returns may or may not follow historical trends. Generally, the liability for returns increases as net sales increase. The Company continually monitors the liability for returns and makes adjustments when management believes that actual product returns may differ from the established liability.

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

Sales Discounts

Sales discount accruals are based on payment terms extended to customers purchasing our finished dosage form generic products. The sales discount liability is based on the invoices outstanding at period end and the sales discount rate.

The following table summarizes activity in the consolidated balance sheet for contra assets and liability for price concessions for the six months ended December 31, 2018:

	Accruals for Chargebacks, Rebates, Returns and Other Allowances
			Government	Non-Governmental	Sales
	Chargebacks	Returns	Reimbursed Rebates	Rebates & Other	Discounts
Balance at June 30, 2018	$66,687	$41,511	$9,658	$86,259	$6,408
Current period provision	344,813	8,949	7,562	83,023	14,541
Credits issued during the period	(346,117)	(4,824)	(4,227)	(85,254)	(14,857)
Balance at December 31, 2018	$65,383	$45,636	$12,993	$84,028	$6,092

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Credits issued during a given period represent cash payments or credit memos issued to the Company’s customers as settlement for the related liability. Management has the experience and access to relevant information that it believes is necessary to reasonably estimate the amounts of such deductions from gross revenues. The Company regularly reviews the information related to these estimates and adjusts its liabilities accordingly, if and when actual experience differs from previous estimates. The Company has not experienced any significant changes in its estimates as it relates to its chargebacks, rebates, sales discounts or product returns for the periods presented.

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

During the six months ended December 31, 2018, the Company granted 82 shares of restricted common stock to its employees that vest over three years. During the six months ended December 31, 2017, the Company granted 424 shares of restricted common stock to its employees that vest over three years and 27 shares of restricted stock to its non-employee directors, which vest over approximately one year. In addition, the Company also issued a target grant of 203 performance-vested restricted stock units, which grant could be as much as 355 units if certain performance criteria and market conditions are met. These performance-vested restricted stock units will cliff vest 100% at the end of the third year following grant in accordance with the performance metrics set forth in the applicable employee performance-vested restricted stock unit grant.

For the three and six months ended December 31, 2018, the Company recorded stock-based compensation expense of approximately $462 and $438, respectively, related to restricted common stock and restricted stock units. For the three and six months ended December 31, 2017, the Company recorded stock-based compensation expense of approximately $1,363 and $4,495, respectively, related to restricted common stock and restricted stock units. Included in the $4,495 for the six months ended December 31, 2017 is $2,017 in stock-based compensation expense associated with the separation of the Company’s former Chief Executive Officer in September 2017. As of December 31, 2018, the total unrecognized stock-based compensation cost is approximately $3,044.

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

The Rights become exercisable upon (i) a shareholder acquiring beneficial ownership of 4.99% or more of the outstanding shares of the Company’s common stock without prior approval of the Board, or (ii) a shareholder who already beneficially owns 4.99% or more of the outstanding shares of the Company’s common stock increasing its beneficial ownership by more than 0.5%. The Rights Agreement and the related Rights expire on November 5, 2020, or earlier upon the occurrence of certain other circumstances specified in the Rights Agreement. The Company intends to submit the Rights Agreement to a vote of its shareholders at the Company’s next annual meeting. For more information, please see the Company’s Current Report on Form 8-K filed with the SEC on November 6, 2018.

On September 6, 2018, the Company's board of directors declared a regular quarterly dividend of $.01 per share which was distributed on October 9, 2018 to shareholders of record as of September 24, 2018.

On May 4, 2017, the Board of Directors of the Company authorized the continuation of the Company’s stock repurchase program, expiring in May 2020. Under the stock repurchase program, the Company is authorized to purchase up to 5,000 shares of common stock in open market or private transactions, at prices not to exceed the market value of the common stock at the time of such purchase. The Company did not repurchase shares in the three or six months ended December 31, 2018 or in fiscal year 2018.

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

(5) Net Income Per Common Share

Basic income per common share is based on the weighted average number of common shares outstanding during the period. Diluted income per common share includes the dilutive effect of potential common shares outstanding. The following table sets forth the reconciliation of weighted average shares outstanding and diluted weighted average shares outstanding:

	Six Months Ended December 31,		Three Months Ended December 31,
	2018	2017	2018	2017

Weighted average shares outstanding	35,540	35,093	35,592	35,210
Dilutive effect of stock options and restricted stock awards and units	-	-	-	-

Diluted weighted average shares outstanding	35,540	35,093	35,592	35,210

The effect of approximately 6 and 20 common equivalent shares for the three and six months ended December 31, 2018, respectively, was excluded from the diluted weighted average shares outstanding due to a net loss for the periods. The effect of approximately 158 and 221 common equivalent shares for the three and six months ended December 31, 2017, respectively, was excluded from the diluted weighted average shares outstanding due to a net loss for the periods.

There were 2,024 and 1,598 common equivalent shares outstanding for the three and six months ended December 31, 2018, respectively, that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive. There were 197 and 129 common equivalent shares outstanding for the three and six months ended December 31, 2017, respectively, that were not included in the calculation of diluted net income per common share because their effect would have been anti-dilutive.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The weighted average shares outstanding for the three and six months ended December 31, 2018 and 2017 includes the effect of 5,122 shares to be issued in connection with the acquisition of certain products and related assets from Citron and Lucid. The Convertible Senior Notes (see Note 6) will only be included in the dilutive net income per share calculations using the treasury stock method during periods in which the average market price of Aceto’s common stock is above the applicable conversion price of the Convertible Senior Notes, or $33.215 per share, and the impact would not be anti-dilutive.

(6) Debt

Long-term debt

	December 31, 2018	June 30, 2018

Convertible Senior Notes, net	$131,080	$127,857
Revolving Bank Loans	62,000	62,000
Term Bank Loans	121,574	124,959
Mortgage	2,467	2,582
	317,121	317,398
Less current portion	183,772	14,482
	$133,349	$302,916

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

The carrying value of the Notes is as follows:

	December 31, 2018	June 30, 2018

Principal amount	$143,750	$143,750
Unamortized debt discount	(11,104)	(13,909)
Unamortized debt issuance costs	(1,566)	(1,984)
Net carrying value	$131,080	$127,857

The following table sets forth the components of total “interest expense” related to the Notes recognized in the accompanying condensed consolidated statements of operations for the three and six months ended December 31:

	Six Months Ended December 31, 2018	Three Months Ended December 31, 2018

Contractual coupon	$1,378	$708
Amortization of debt discount	2,805	1,414
Amortization of debt issuance costs	418	209
	$4,601	$2,331

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company was permitted to borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement), or (iii) a combination thereof. As of December 31, 2018, the principal balance on the outstanding  Revolving Loans (as defined under the A&R Credit Agreement) aggregated $62,000, which loans are Eurodollar Loans at interest rates ranging from 9.51% to 9.76% at December 31, 2018.  The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2018, the remaining principal amount outstanding under the Initial Term Loan was $123,750 and was payable as a Eurodollar Loan at an interest rate of 9.39%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and to pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2018 and June 30, 2018.

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

On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contained a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contained several amendments to the A&R Credit Agreement including, among other things, reducing the available revolving commitment thereunder to $100,000, fixing the applicable margin on Loans (as defined in the A&R Credit Agreement) to the highest level provided under the A&R Credit Agreement at the time, fixing the commitment fee on the undrawn revolving commitments to the highest level provided under the A&R Credit Agreement at the time, requiring prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders making any additional Revolving Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), restricting dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and restricting dividends or distributions thereafter, restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

As of June 30, 2018, the Company was not in compliance with its financial covenants relating to its Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio. The Company and its lenders agreed upon another amendment and waiver to the A&R Credit Agreement (referred to herein as the “September 2018 Amendment”). The September 2018 Amendment provided for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all Loans by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all Loans to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans and 7.00% in the case of Eurodollar Loans, (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (referred to herein as the “September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit, (e) permitting the purchase, during fiscal 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangible assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

On January 8, 2019 (the “Fourth Amendment Effective Date”), the Company further amended the A&R Credit Agreement, constituting a Fourth Amendment and Limited Waiver (the “January 2019 Amendment”). The January 2019 Amendment contains certain amendments to the Credit Agreement relating to the revolver access and vendor and business partner payments, under which the Company is permitted (a) to request and borrow up to an additional $23,000 as Revolving Loans; and (b) to purchase, prior to the repayment of these newly borrowed Revolving Loans and during (x) the Company’s fiscal year 2019, assets in an aggregate amount not to exceed $6,500 or (y) the third quarter of the Company’s fiscal year 2019, assets in an aggregate amount not to exceed $3,105, in each case, consisting of intangible assets relating to strategic product acquisitions, certain data compensation expenses and certain capital expenditures.

The January 2019 Amendment also contains modifications to the A&R Credit Agreement relating to cash management and liquidity. In general, further compliance with the minimum liquidity covenant from the September 2018 Amendment has been permanently waived, there is a cash anti-hoarding provision, and there are restrictions on the Company and its Domestic Subsidiaries (as defined in the A&R Credit Agreement) transferring funds to its Foreign Subsidiaries (as defined in the A&R Credit Agreement) and prohibitions on paying dividends and making similar distributions.

The January 2019 Amendment mandates certain milestones with respect to the Company’s strategic process. In general, the milestones require delivery to the Administrative Agent (as defined in the A&R Credit Agreement) and lenders of proposals and commitments from financially credible third parties, the proceeds of which would be sufficient and used to repay both the Revolving Loans borrowed on or after the Fourth Amendment Effective Date and the remaining Obligations (as defined in the A&R Credit Agreement). The Company has been taking steps to meet these milestones, but no assurance may be given that they will be successfully met. The January 2019 Amendment also revises both the Revolving Loan Maturity Date (as defined in the A&R Credit Agreement) and Term Loan Maturity Date to June 30, 2019, the last day of the Company’s current fiscal year. Based on the new maturity dates, the Company has classified the indebtedness outstanding under the Company’s credit facility as a current liability as of December 31, 2018.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The January 2019 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the failure by the Company (x) to make certain principal and interest payments under the A&R Credit Agreement that were due on or about December 31, 2018 (which were instead paid pursuant to the January 2019 Amendment on the Fourth Amendment Effective Date), (y) to pay interest on certain deferred payment amounts to the sellers under the 2016 Citron product purchase agreement, and (z) as described above, the non-compliance by the Company with the liquidity financial covenant.  The January 2019 Amendment provides for the payment of a fee equal to 2.0% of each lender’s revolving commitment that is available or borrowed after the Fourth Amendment Effective Date, a 0.25% (of each such lender’s aggregate exposure) consent fee to the lenders who timely consented to the January 2019 Amendment, increases the waiver fees imposed under the September 2018 Amendment from 4.0% to 6.0% but only under certain circumstances, and provides for reimbursement of certain third party expenses incurred by the Administrative Agent and lenders.

On January 31, 2019, the Company entered into a Limited Waiver to the Second Amended and Restated Credit Agreement (the “January 2019 Waiver”). The January 2019 Waiver provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the failure by the Company to deliver to the Administrative Agent and the lenders a binding commitment letter with respect to subordinated financing by January 31, 2019.

In conjunction with the A&R Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap was December 21, 2021. The remaining notional balance of this derivative as of December 31, 2018 is $80,000. In January 2019, the Company terminated the interest rate swap agreement resulting in a cash receipt of $1,145.

Mortgage

On June 30, 2011, the Company obtained a loan in the principal amount of $3,947, secured by a mortgage on its corporate headquarters in Port Washington, New York. This mortgage loan is being amortized over a period of 20 years. The mortgage loan bears interest at 4.92% per annum as December 31, 2018 and matures on June 30, 2021.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

The Company has environmental remediation obligations in connection with Arsynco, Inc. (“Arsynco”), a subsidiary formerly involved in manufacturing chemicals located in Carlstadt, New Jersey, which was closed in 1993 and is currently held for sale. Based on continued monitoring of the contamination at the site and the approved plan of remediation, Arsynco received an estimate from an environmental consultant stating that the costs of remediation could be between $22,900 and $24,700. Remediation commenced in fiscal 2010, and as of December 31, 2018 and June 30, 2018, a liability of $4,010 and $5,746, respectively, is included in the accompanying consolidated balance sheets for this matter. There were no environmental charges for the six months ended December 31, 2018. In accordance with GAAP, management believes that the majority of costs incurred to remediate the site will be capitalized in preparing the property which is currently classified as held for sale. In June 2018, the Company entered into an agreement to sell the Arsynco property to an unrelated third party for $6,340. The sale is subject to due diligence by the buyer and the Company is not sure when or if the sale will close. The sale price supports the assumption that the expected fair value after the remediation is in excess of the amount required to be capitalized. However, these matters, if resolved in a manner different from those assumed in current estimates, could have a material adverse effect on the Company’s financial condition, operating results and cash flows when resolved in a future reporting period.

In connection with the environmental remediation obligation for Arsynco, in July 2009, Arsynco entered into a settlement agreement with BASF Corporation (“BASF”), the former owners of the Arsynco property. In accordance with the settlement agreement, BASF paid for a portion of the prior remediation costs and going forward, will co-remediate the property with the Company. The contract requires that BASF pay $550 related to past response costs and pay a proportionate share of the future remediation costs. Accordingly, the Company had recorded a gain of $550 in fiscal 2009. This $550 gain relates to the partial reimbursement of costs of approximately $1,200 that the Company had previously expensed. The Company also recorded an additional receivable from BASF, with an offset against property held for sale, representing its estimated portion of the future remediation costs. The balance of this receivable for future remediation costs as of December 31, 2018 and June 30, 2018 is $1,805 and $2,586, respectively, which is included in the accompanying, consolidated balance sheets.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

A subsidiary of the Company markets certain agricultural protection products which are subject to the Federal Insecticide, Fungicide and Rodenticide Act (FIFRA). FIFRA requires that test data be provided to the EPA to register, obtain and maintain approved labels for pesticide products. The EPA requires that follow-on registrants of these products compensate the initial registrant for the cost of producing the necessary test data on a basis prescribed in the FIFRA regulations. Follow-on registrants do not themselves generate or contract for the data. However, when FIFRA requirements mandate that new test data be generated to enable all registrants to continue marketing a pesticide product, often both the initial and follow-on registrants establish a task force to jointly undertake the testing effort. The Company is presently a member of several such task force groups, which requires payments for such memberships. In addition, in connection with its agricultural protection business, the Company plans to acquire product registrations and related data filed with the United States Environmental Protection Agency to support such registrations and other supporting data for several products. The acquisition of these product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups could approximate $5,644 in fiscal 2019.

In connection with the acquisition of certain products and related assets from Citron and Lucid, Aceto committed to make a $50,000 unsecured deferred payment that bears interest at a rate of 5% per annum to the sellers on December 21, 2021 and to issue 5,122 shares of Aceto common stock beginning on December 21, 2019. The product purchase agreement also provides for a 5-year potential earn-out of up to an additional $50,000 in cash, based on the financial performance of four pre-specified pipeline products that are currently in development. As of December 31, 2018, there was no amount accrued related to this contingent consideration based upon management’s evaluation and assessment of the financial performance of these products.

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

On a recurring basis, Aceto measures at fair value certain financial assets and liabilities, which consist of cash equivalents, investments and foreign currency contracts. The Company classifies cash equivalents and investments within Level 1 if quoted prices are available in active markets. Level 1 assets include instruments valued based on quoted market prices in active markets which generally include corporate equity securities publicly traded on major exchanges. Time deposits are very short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value, and are classified within Level 2 of the valuation hierarchy. The Company uses foreign currency futures contracts to minimize the risk caused by foreign currency fluctuation on its foreign currency receivables and payables by purchasing futures with one of its financial institutions. Futures are traded on regulated U.S. and international exchanges and represent commitments to purchase or sell a particular foreign currency at a future date and at a specific price. Aceto’s foreign currency derivative contracts are classified within Level 2 as the fair value of these hedges is primarily based on observable futures foreign exchange rates. At December 31, 2018, the Company had foreign currency contracts outstanding that had a notional amount of $61,904. Unrealized losses on hedging activities for the three and six months ended December 31 2018, was $362 and $693, respectively. Unrealized (losses) gains on hedging activities for the three and six months ended December 31, 2017 was ($34) and $261, respectively, and are included in interest and other income, net, in the consolidated statements of operations. The contracts have varying maturities of less than one year.

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

In conjunction with its existing credit agreement (see Note 6), the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The remaining notional balance of this derivative as of December 31, 2018 is $80,000. The expiration date of this interest rate swap was December 21, 2021. The unrealized gain to date associated with this derivative, which is recorded in accumulated other comprehensive loss in the consolidated balance sheet at December 31, 2018, is $1,135. Aceto’s interest rate swaps are classified within Level 2 as the fair value of this hedge is primarily based on observable interest rates. In January 2019, the Company terminated the interest rate swap agreement resulting in a cash receipt of $1,145.

At June 30, 2018, the Company had $683 of contingent consideration which related to the acquisition of certain products and related assets of Citron and Lucid, which was completed in December 2016. In the second quarter of fiscal 2019, the Company reversed $724 of contingent consideration due to management’s evaluation and assessment of the financial performance of these products. As a result, there is no remaining balance as of December 31, 2018.

The Company evaluates goodwill for impairment at the reporting unit level using a market participant approach using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. During the three and six months ended December 31, 2018 and 2017, there were no indicators of impairment. During the fiscal year ended June 30, 2018, the Company recognized a pre-tax non-cash goodwill impairment charge of $235,110 related to the Rising reporting unit.

Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are Level 3 inputs.  During the three and six months ended December 31, 2018 and 2017 there was no loss of any major customers or a discontinuation of any major product and as such, there was no impairment.

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

In November 2015, the Company issued $143,750 aggregate principal amount of Notes (see Note 6). Since Aceto has the option to settle the potential conversion of the Notes in cash, the Company separated the embedded conversion option feature from the debt feature and accounts for each component separately, based on the fair value of the debt component assuming no conversion option. The calculation of the fair value of the debt component required the use of Level 3 inputs and was determined by calculating the fair value of similar non-convertible debt, using a theoretical borrowing rate of 6.5%. The value of the embedded conversion option was determined using an expected present value technique (income approach) to estimate the fair value of similar non-convertible debt and included utilization of convertible investors’ credit assumptions and high yield bond indices. The Notes approximate a full fair value of $109,000 at December 31, 2018 giving effect to certain factors, including the term of the Notes, current stock price of Aceto stock and effective interest rate.

The carrying values of all financial instruments classified as a current asset or current liability are deemed to approximate fair value because of the short maturity of these instruments. The fair values of the Company’s notes receivable and short-term and long-term bank loans were based upon current rates offered for similar financial instruments to the Company.

The following tables summarize the valuation of the Company’s financial assets and liabilities which were determined by using the following inputs at December 31, 2018 and June 30, 2018:

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

	Fair Value Measurements at December 31, 2018 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Cash equivalents:
Time deposits	-	$4,620	-	$4,620

Investments:
Time deposits	-	1,013	-	1,013

Foreign currency contracts-assets (1)	-	97	-	97
Foreign currency contracts-liabilities (2)	-	462	-	462
Derivative asset for interest rate swap (3)	-	1,135	-	1,135

(1)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2018.
(2)	Included in “Accrued expenses” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2018.
(3)	Included in “Other receivables” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2018.

	Fair Value Measurements at June 30, 2018 Using

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents:
Time deposits	-	$3,218	-	$3,218
Investments:
Time deposits	-	3,030	-	3,030

Foreign currency contracts-assets (4)	-	362	-	362
Foreign currency contracts-liabilities (5)	-	304	-	304
Derivative asset for interest rate swap (6)	-	1,839	-	1,839
Contingent consideration (7)	-	-	$683	683

(4)	Included in “Other receivables” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(5)	Included in “Accrued expenses” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(6)	Included in “Other Assets” in the accompanying Consolidated Balance Sheet as of June 30, 2018.
(7)	Included in “Long-term liabilities” in the accompanying Consolidated Balance Sheet as of June 30, 2018.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments in ASU 2017-12 and ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12 and ASU 2018-16.

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

ACETO CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited and in thousands, except per-share amounts)

Six months Ended December 31, 2018 and 2017:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$165,827	$80,890	$81,337	$-	$328,054
Gross profit	19,298	13,247	16,981	-	49,526
(Loss) income before income taxes	(23,643)	5,719	9,173	(32,154)	(40,905)

2017
Net sales	$209,481	$70,205	$76,798	$-	$356,484
Gross profit	47,545	10,221	16,187	-	73,953
Income (loss) before income taxes	7,314	2,808	7,422	(15,905)	1,639

Three months Ended December 31, 2018 and 2017:

	Human Health	Pharmaceutical Ingredients	Performance Chemicals	Unallocated Corporate	Consolidated Totals
2018
Net sales	$84,981	$42,042	$36,626	$-	$163,649
Gross profit	10,822	6,353	6,871	-	24,046
(Loss) income before income taxes	(10,596)	2,321	3,245	(16,780)	(21,810)

2017
Net sales	$103,466	$33,629	$34,134	$-	$171,229
Gross profit	22,898	4,381	6,691	-	33,970
Income (loss) before income taxes	2,288	577	2,477	(5,841)	(499)

(11) Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed into law, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allowed Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the fiscal year ended June 30, 2018. Accordingly, based on the then currently available information, the Company recorded additional income tax expense of $13,739 for the year ended June 30, 2018. The charge was comprised of $5,075 related to the remeasurement of Aceto’s deferred tax assets arising from a lower U.S. corporate tax rate, $6,219 related to the deemed repatriation of unremitted earnings of foreign subsidiaries (the “transition tax”) and $2,445 related to deferred tax liabilities for local tax authorities as the Company no longer asserts permanent reinvestment of its undistributed non-U.S. subsidiaries' earnings. The Company finalized the calculations of the transition tax liability in the quarter ended December 31, 2018, with a reduction to the amount previously recorded of $405.

(12) Subsequent Events

On February 19, 2019, the Company and certain of its U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors have proposed to jointly administer their chapter 11 cases under the caption In re Aceto Corporation, et al. (the “Chapter 11 Cases”). Each of the Debtors remains in possession of its respective assets and will continue to operate its respective business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

In connection with the Chapter 11 Cases, on February 18, 2019, the Company and certain of its U.S. subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NMC Atlas, L.P., a Delaware limited partnership (the “Buyer”), an affiliate of New Mountain Capital, L.L.C., pursuant to which the Buyer agreed to acquire substantially all of the assets and assume certain liabilities of the Pharmaceutical Ingredients and Performance Chemicals segments and the Nutritionals portion of the Human Health segment of the Company pursuant to Sections 363 and 365 of the Bankruptcy Code for an aggregate purchase price of $338,000 in cash plus the assumption of certain liabilities (as set forth in the Asset Purchase Agreement), subject to adjustments with respect to net current assets at closing. The Asset Purchase Agreement is intended to constitute a “stalking horse” bid that is subject to higher and better bids by third parties in accordance with bidding procedures to be approved by the Bankruptcy Court. The Asset Purchase Agreement requires the Debtors to obtain Bankruptcy Court approval of the bidding procedures by April 1, 2019 and the Sale Order on or before 45 days after the Bankruptcy Court’s entry of the bidding procedures.

In connection with the Chapter 11 Cases, the Company and certain of its U.S. subsidiaries (collectively, the “DIP Borrowers”) will enter into a Senior Secured, Priming and Superprioity Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with the lenders party thereto from time to time (the “DIP Lenders”) and Wells Fargo Bank, National Association, as administrative agent for the DIP Lenders (the “DIP Administrative Agent”)~~,~~. The DIP Credit Agreement is subject to approval of the Bankruptcy Court and will become effective upon, in addition to other customary closing conditions, the entry of the Interim Order (as defined in the DIP Credit Agreement). The DIP Credit Agreement provides for a $60,000 debtor-in-possession revolving credit facility (the “DIP Facility”). Pursuant to the terms of the DIP Credit Agreement, interest will accrue on the principal balance of the DIP Loans (as defined in the DIP Credit Agreement) at a rate per annum equal to (a) LIBOR for such interest period plus 7.00% in respect of Eurodollar Loans (as defined in the DIP Credit Agreement) and (b) the alternate base rate plus 6.00% in respect of ABR Borrowings (as defined in the DIP Credit Agreement).

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Aceto Corporation

Port Washington, NY

Results of Review of Interim Consolidated Financial Statements

We have reviewed the condensed consolidated balance sheet of Aceto Corporation and subsidiaries as of December 31, 2018 and related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended December 31, 2018 and 2017, and cash flows for the six-month periods ended December 31, 2018 and 2017 included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended December 31, 2018. Based on our reviews, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Emphasis of Matter Regarding Going Concern

The accompanying December 31, 2018 financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has significant indebtedness due within the next twelve months and cash flow from operations has not been sufficient to meet the Company’s liquidity demands. As a result the Company filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code on February 19, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
February 20, 2019

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On February 19, 2019, the Debtors filed the Chapter 11 Cases in the Bankruptcy Court. The Debtors have proposed to jointly administer the Chapter 11 Cases under the caption In re Aceto Corporation, et al. For a description of the Chapter 11 Cases and related matters, including the DIP Credit Agreement and the Asset Purchase Agreement, please see Item 5 Other Information.

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to our business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, financing plans, projected or anticipated benefits from acquisitions that we may make, or projections involving anticipated revenues, earnings or other aspects of our operating results or financial position, and the outcome of any contingencies. Any such forward-looking statements are based on current expectations, estimates and projections of management. We intend for these forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements. Words such as “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions are intended to identify forward-looking statements. Among other statements, the statements in this Quarterly Report regarding the potential execution of a “stalking horse agreement” for the sale of Rising Pharmaceuticals, Inc. and its subsidiaries (the “Pharma Business”), the consequences of the Company having entered into a “stalking horse” agreement for the sale of the Chemicals Plus Business, the timing for consummation of the referenced sales, the effect of the bankruptcy process, the use of the proceeds of the DIP Credit Facility and the post-petition operation of the Company constitute forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control that may influence the accuracy of the statements and the projections upon which the statements are based. Potential risks, influences and uncertainties that could cause actual results to differ materially from those set forth or implied by any forward-looking statement include, but are not limited to, our ability to remain competitive with competitors, risks associated with the generic product industry, dependence on a limited number of suppliers, risks associated with healthcare reform and reductions in reimbursement rates, difficulty in predicting revenue stream and gross profit, industry and market changes, the effect of fluctuations in operating results on the trading price of our common stock, risks associated with holding a significant amount of debt, inventory levels, reliance on outside manufacturers, risks of incurring uninsured environmental and other industry specific liabilities, governmental approvals and regulations, risks associated with hazardous materials, potential violations of government regulations, product liability claims, reliance on Chinese suppliers, potential changes to Chinese laws and regulations, potential changes to laws governing our relationships in India, fluctuations in foreign currency exchange rates, tax assessments, changes in tax rules, global economic risks, risk of unsuccessful acquisitions, effect of acquisitions on earnings, indemnification liabilities, terrorist activities, reliance on key executives, litigation risks, volatility of the market price of our common stock, changes to estimates, judgments and assumptions used in preparing financial statements, failure to maintain effective internal controls, compliance with changing regulations, our ability to obtain approval with respect to motions in the Chapter 11 Cases and the Bankruptcy Court’s rulings in the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Company and its U.S. subsidiaries will operate under the Chapter 11 Cases, risks associated with third-party motions in the Chapter 11 Cases, which may interfere with our and our U.S. subsidiaries’ ability to develop and consummate the asset purchase transactions, the potential adverse effects of the Chapter 11 Cases on our and our U.S. subsidiaries’ liquidity, results of operations or business prospects, increased legal and advisor costs related to the Chapter 11 Cases and other litigation and the inherent risks involved in a bankruptcy process, the effect of the Chapter 11 Cases on the trading price of our securities, our ability to fulfill our obligations to our customers, suppliers and employees, the ability of our employees and customers to benefit from the pending transactions, delays in completing sales or other transactions, our access, on favorable terms, to any required financing as well as other risks and uncertainties discussed in our reports filed with the Securities and Exchange Commission, including, but not limited to, this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the fiscal year ended June 30, 2018 and other filings. Copies of these filings are available at www.sec.gov.

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

Executive Summary

We are reporting net sales of $328,054 for the six months ended December 31, 2018, which represents an 8.0% decrease from the $356,484 reported in the comparable prior period. Gross profit for the six months ended December 31, 2018 was $49,526 and our gross margin was 15.1% as compared to gross profit of $73,953 and gross margin of 20.7% in the comparable prior period. Our selling, general and administrative costs (“SG&A”) for the six months ended December 31, 2018 was $73,897, an increase of $14,685 from what we reported in the prior period. Our net loss was $(43,442), or $(1.22) per diluted share, compared to a net loss of $(13,410), or $(0.38) per diluted share, in the prior period. Our cash, cash equivalents and short-term investments at December 31, 2018 totaled $42,795 as compared with $103,904 at June 30, 2018. Our working capital at December 31, 2018 was $953 (as compared with $200,109 at June 30, 2018). Our shareholders’ equity was $50,311 at December 31, 2018, as compared with $95,285 at June 30, 2018.

As previously disclosed:

•	During the third quarter of fiscal 2018, the Company recognized pre-tax non-cash impairment charges of $256,266 consisting of $235,110 of a goodwill impairment charge and a $21,156 write-down of other identifiable intangible assets for its Rising reporting unit, which is part of the Human Health segment.

•	The Company has incurred substantial expenses to address the issues that led to the impairment charges taken in fiscal 2018, to manage the Company’s other business units and to explore strategic alternatives. The Company has retained financial and legal advisors to assist it in dealing with the various challenges that the Company is currently facing, including legal advisors retained in connection with various ongoing legal proceedings.

•	As referenced in the Company’s press release issued April 18, 2018, the Board of Directors initiated a process to identify and evaluate a range of strategic alternatives. As a result of that process, the Company determined to file for relief under chapter 11 of the Bankruptcy Code. See Item 5 Other Information.

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

According to a January 18, 2019 Federal Reserve Statistical Release, in the fourth quarter of calendar year 2018, the index for consumer durables, which impacts the Specialty Chemicals business of the Performance Chemicals segment, is expected to increase at an annual rate of 4.3%.

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

Critical Accounting Estimates and Policies

As disclosed in our Form 10-K for the year ended June 30, 2018, the discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we were required to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We regularly evaluate our estimates including those related to allowances for bad debts, revenue recognition, partnered products, inventories, goodwill and indefinite-life intangible assets, long-lived assets, environmental and other contingencies, income taxes, stock-based compensation and purchase price allocation. We base our estimates on various factors, including historical experience, advice from outside subject-matter experts, and various assumptions that we believe to be reasonable under the circumstances, which together form the basis for our making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. Since December 31, 2018, there have been no significant changes to the assumptions and estimates related to those critical accounting estimates and policies.

RESULTS OF OPERATIONS

Six Months Ended December 31, 2018 Compared to Six Months Ended December 31, 2017

	Net Sales by Segment Six months ended December 31,

					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$165,827	50.5%	$209,481	58.8%	$(43,654)	(20.8)%
Pharmaceutical Ingredients	80,890	24.7	70,205	19.7	10,685	15.2
Performance Chemicals	81,337	24.8	76,798	21.5	4,539	5.9

Net sales	$328,054	100.0%	$356,484	100.0%	$(28,430)	(8.0)%

	Gross Profit by Segment Six months ended December 31,

					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$19,298	11.6%	$47,545	22.7%	$(28,247)	(59.4)%
Pharmaceutical Ingredients	13,247	16.4	10,221	14.6	3,026	29.6
Performance Chemicals	16,981	20.9	16,187	21.1	794	4.9

Gross profit	$49,526	15.1%	$73,953	20.7%	$(24,427)	(33.0)%

Net Sales

Net sales decreased $28,430, or 8.0%, to $328,054 for the six months ended December 31, 2018, compared with $356,484 for the prior period. We reported sales increases in our Performance Chemicals and Pharmaceutical Ingredients segments and a sales decline in our Human Health segment.

Human Health

Net sales for the Human Health segment decreased by $43,654 for the six months ended December 31, 2018, to $165,827, which represents a 20.8% decrease over net sales of $209,481 for the prior period. Sales of Rising products decreased $43,446 from the prior year as the persistent adverse conditions in the generics market have continued including continued pricing pressure, intense competition and related consolidation of customers, delays in receiving supplies and delayed product launches. Rising incurred approximately $6,514 in failure to supply penalties charged by certain customers based upon replacement cost or contractual cost.

Rising accrues for what it believes is a reasonable level for FTS charges as part of its revenue recognition policies. However, beginning in the third quarter of fiscal 2018, Rising was subjected to an extraordinary magnitude of FTS claims.

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

Rising bills its partners, who are also its suppliers, for either (i) (with the exception of one partner) the full amount of the FTS claim, if the charge was caused by non-performance on the part of the partner; (ii) the partner’s profit split percentage if the charge was caused by shared non-performance; or (iii) another negotiated amount. Rising has billed approximately $3,905 in FTS charges to supplier partners in the six months ended December 31, 2018.

In the event that the profits distributed to a partner, including the partner’s share of FTS and other expenses such as returned goods are insufficient to cover such expenses, Rising typically records a receivable from such partner. These receivables are reviewed for collectability and a liability is recorded if deemed appropriate.

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

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $10,685 or 15.2% to $80,890 when compared to the prior period net sales of $70,205. The increase in sales for this segment was due primarily to a rise in foreign sales of $9,071, of which $6,465 was from an increase in sales of APIs sold abroad, primarily from our German subsidiaries, and $2,606 was from an increase in foreign sales of pharmaceutical intermediates due to increased demand of certain API products, as well as new business.

Performance Chemicals

Net sales for the Performance Chemicals segment was $81,337 for the six months ended December 31, 2018, representing an increase of $4,539 or 5.9%, from net sales of $76,798 for the prior period. The Specialty Chemicals business experienced an increase in sales of $3,250 over the prior period, predominantly due to increased domestic sales of $1,648 primarily due to a rise in sales of $1,503 in surface coatings. Sales of specialty chemicals sold abroad increased $1,602 over the prior period. The remaining increase was from an increase in agricultural protection products mainly due to the timing of orders of an herbicide.

Gross Profit

Gross profit decreased $24,427 to $49,526 (15.1% of net sales) for the six months ended December 31, 2018, as compared to $73,953 (20.7% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $19,298 for the six months ended December 31, 2018 decreased $28,247 or 59.4%, over the prior period. The gross margin of 11.6% was lower than the prior period’s gross margin of 22.7%. The decrease in Human Health’s gross profit was primarily related to the decline of $28,146 in gross profit on Rising’s products, due to the sales decline. The decline in gross margin is primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers and FTS charges. In addition, certain of our partners have not performed in accordance with their agreements with such partners, which have caused us to incur additional costs.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $13,247 for the six months ended December 31, 2018 increased $3,026, or 29.6%, over the prior period. The gross margin of 16.4% was higher than the prior period’s gross margin of 14.6%. The increase in gross profit and gross margin was predominantly the result of the increase in the sales volume of APIs sold abroad.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $16,981 for the six months ended December 31, 2018, versus $16,187 for the prior period, an increase of $794 or 4.9%, predominantly from a sales increase of specialty chemical products sold abroad. The gross margin at 20.9% for the six months ended December 31, 2018 was consistent with the prior year’s gross margin of 21.1%.

Selling, General and Administrative Expenses

SG&A of $73,897 for the six months ended December 31, 2018 increased $14,685 or 24.8% from $59,212 reported for the prior period. As a percentage of sales, SG&A increased to 22.5% for the six months ended December 31, 2018 versus 16.6% in the prior period. As previously discussed, the Company has incurred substantial expenses to address the issues that led to the impairment charges taken in fiscal 2018, to manage the Company’s other business units and to explore strategic alternatives. As a result, the increase in SG&A is primarily due to approximately $18,004 of costs incurred by the Company to address the challenges impacting the Human Health business, including fees for financial advisors, professional fees, costs for senior staff retention and stabilization of corporate operations. SG&A also increased due to an increase of approximately $1,725 in legal fees and $493 increase in insurance costs related to various legal proceedings, an increase in payroll and fringe benefits of $2,811 due to annual merit increases and an increase of $562 due to additional accounting, audit and tax fees. These increases were offset by decreases of $4,060 in stock-based compensation, consulting fees of $1,382 and depreciation and amortization of $459. SG&A for the prior year included $4,064 of one-time costs associated with the separation of the Company’s former Chief Executive Officer, including $2,017 of stock-based compensation, and environmental remediation charges of $902.

Research and Development Expenses

Research and development expenses (“R&D”) increased to $3,995 for the six months ended December 31, 2018 compared to $3,737 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline. The majority of the R&D expenses are milestone based, which was the primary cause for such increase and will likely cause fluctuation from quarter to quarter.

Operating (Loss) Income

For the six months ended December 31, 2018 we had an operating loss of $(28,366) compared to operating income of $11,004 in the prior period, a decrease of $39,370.

Interest Expense

Interest expense was $13,707 for the six months ended December 31, 2018, an increase of $3,304 or 31.8% from the prior period. The increase in interest expense was primarily due to additional interest expense associated with the May 2018 Amendment and the September 2018 Amendment.

Interest and Other Income, Net

Interest and other income, net was $1,168 for the six months ended December 31, 2018, an increase of $130 from the prior period, primarily due to an increase in income related to a joint venture for one of our agricultural protection products offset by unrealized foreign exchange losses from mark-to-market valuation of foreign currency futures contracts.

Provision for Income Taxes

The effective tax rate for the six months ended December 31, 2018 was (6.2) % compared to 918.2% for the prior year. The effective tax rate in the current period represents the full valuation allowance on domestic operations, income tax associated with foreign jurisdictions as well as a discrete adjustment for additional tax related to a disallowance regarding the structure of our performance award program. In the six months ended December 31, 2017, we recorded $1,101 of additional income tax expense associated with net tax deficiencies under ASU 2016-09, which was adopted in the first quarter of fiscal 2018.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“the TCJA”) was signed into law, which enacted various changes to the U.S. corporate tax law. Some of the most significant provisions impacting corporations include a reduced U.S. corporate income tax rate from 35% to 21% effective in 2018, a one-time "deemed repatriation" tax on unremitted earnings accumulated in non-U.S. jurisdictions, limitation on deductibility of interest, the transition of U.S. international taxation from a worldwide tax system to a territorial tax system and other provisions. U.S. GAAP accounting for income taxes requires that Aceto record the impacts of any tax law change on the Company’s deferred income taxes in the quarter that the tax law change is enacted. Due to the complexities involved in accounting for the enactment of the TCJA, SEC Staff Accounting Bulletin (“SAB”) 118 allowed Aceto to provide a provisional estimate of the impacts of the TCJA in its earnings for the fiscal year ended June 30, 2018. Additional impacts from the enactment of the TCJA were to be recorded as they were identified during the measurement period ending no later than December 22, 2018 as provided for in SAB 118. For the six-month period ended December 31, 2018, we recorded a reduction of $405 of income tax expense associated with finalizing our calculations related to the TCJA. For the six months ended December 31, 2017, we recorded additional income tax expense of $13,909 related to the TCJA.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

	Net Sales by Segment Three months ended December 31,

					Comparison 2018
	2018		2017		Over/(Under) 2017
		% of		% of	$	%
Segment	Net sales	Total	Net sales	Total	Change	Change

Human Health	$84,981	51.9%	$103,466	60.4%	$(18,485)	(17.9)%
Pharmaceutical Ingredients	42,042	25.7	33,629	19.6	8,413	25.0
Performance Chemicals	36,626	22.4	34,134	20.0	2,492	7.3

Net sales	$163,649	100.0%	$171,229	100.0%	$(7,580)	(4.4)%

	Gross Profit by Segment Three months ended December 31,

					Comparison 2018
	2018		2017		Over/(Under) 2017
	Gross	% of	Gross	% of	$	%
Segment	Profit	Sales	Profit	Sales	Change	Change

Human Health	$10,822	12.7%	$22,898	22.1%	$(12,076)	(52.7)%
Pharmaceutical Ingredients	6,353	15.1	4,381	13.0	1,972	45.0
Performance Chemicals	6,871	18.8	6,691	19.6	180	2.7

Gross profit	$24,046	14.7%	$33,970	19.8%	$(9,924)	29.2%

Net Sales

Net sales decreased $7,580, or 4.4%, to $163,649 for the three months ended December 31, 2018, compared with $171,229 for the prior period. We reported a sales decrease in our Human Health segment and increases in our Performance Chemicals and Pharmaceutical Ingredients segments.

Human Health

Net sales for the Human Health segment decreased by $18,485 for the three months ended December 31, 2018, to $84,981, which represents a 17.9% decrease over net sales of $103,466 for the prior period. Sales of Rising products decreased $17,098 from the prior year as the persistent adverse conditions in the generics market have continued including continued pricing pressure, intense competition and related consolidation of customers. Rising experienced minimal FTS charges in the three months ended December 31, 2018. In addition, sales from Acetris Health declined over the prior period due to the reduction of the VA business previously discussed. Sales of nutritional products declined $1,387 over the prior period mainly due to a decrease in nutraceutical products sold abroad as a result of reduced demand on three products and timing of shipments.

Pharmaceutical Ingredients

Net sales for the Pharmaceutical Ingredients segment increased $8,413 or 25.0% to $42,042 when compared to the prior period net sales of $33,629. The increase in sales for this segment was due primarily to an increase in sales of APIs of $5,720 sold both domestically and abroad. The increase in APIs was mainly due to increased demand on several products and two new launches. In addition, sales of pharmaceutical intermediaries sold abroad increased $2,817 due to increased demand on two products and new business.

Performance Chemicals

Net sales for the Performance Chemicals segment was $36,626 for the three months ended December 31, 2018, representing an increase of $2,492 or 7.3%, from net sales of $34,134 for the prior period. Sales of Performance Chemicals abroad increased by $1,904 primarily due to new business. Performance Chemicals sales were also impacted by a $1,443 increase in sales of our agricultural protection products, predominantly from orders that shipped in the second quarter this year compared to shipping in the third or fourth quarter in the prior fiscal period.

Gross Profit

Gross profit decreased $9,924 to $24,046 (14.7% of net sales) for the three months ended December 31, 2018, as compared to $33,970 (19.8% of net sales) for the prior period.

Human Health

Human Health segment’s gross profit of $10,822 for the three months ended December 31, 2018 decreased $12,076, or 52.7%, over the prior period. The gross margin of 12.7% was lower than the prior period’s gross margin of 22.1%.The decrease in Human Health’s gross profit was primarily related to the decline of $12,084 in gross profit on Rising’s products, due to the sales decline. The decline in gross margin is primarily driven by unfavorable product mix on certain Rising products, continued pricing pressure, intense competition and related consolidation of customers.

Pharmaceutical Ingredients

Pharmaceutical Ingredients’ gross profit of $6,353 for the three months ended December 31, 2018 increased $1,972, or 45.0%, over the prior period. The gross margin of 15.1% was higher than the prior period’s gross margin of 13.0%. The increase in gross profit and gross margin was predominantly the result of the increase in the sales volume of APIs sold abroad, as well as favorable product mix.

Performance Chemicals

Gross profit for the Performance Chemicals segment increased to $6,871 for the three months ended December 31, 2018, versus $6,691 for the prior year, an increase of $180 or 2.7%. The gross margin at 18.8% for the three months ended December 31, 2018 was lower than the prior year’s gross margin of 19.6%. The decrease in gross margin was due to unfavorable product mix on domestic sales of specialty chemical products.

Selling, General and Administrative Expenses

SG&A of $37,000 for the three months ended December 31, 2018 increased $8,937 or 31.8% from $28,063 reported for the prior period. As a percentage of sales, SG&A increased to 22.6% for the three months ended December 31, 2018 versus 16.4% in the prior period. As previously discussed, the Company has incurred substantial expenses to address the issues that led to the impairment charges taken in fiscal 2018, to manage the Company’s other business units and to explore strategic alternatives. As a result, the increase in SG&A is primarily due to approximately $9,461 of costs incurred by the Company to address the challenges impacting the Human Health business, including fees for financial advisors, professional fees, costs for senior staff retention and stabilization of corporate operations.

Research and Development Expenses

R&D expenses decreased to $2,114 for the three months ended December 31, 2018 compared to $2,122 for the prior period. R&D expenses represent investment in our generic finished dosage form product pipeline.

Operating (Loss) Income

For the three months ended December 31, 2018 we had an operating loss of $(15,068) compared to operating income of $3,785 in the prior period, a decrease of $18,853 or 498.1%.

Interest Expense

Interest expense was $7,569 for the three months ended December 31, 2018, an increase of $2,521 or 49.9% from the prior period. The increase was primarily due to additional interest expense associated with the May 2018 Amendment and the September 2018 Amendment.

Provision for Income Taxes

The effective tax rate for the three months ended December 31, 2018 was (2.5)% compared to a not meaningful rate for the prior period. For the three months ended December 31, 2018, we recorded a reduction of $405 of income tax expense associated with finalizing our calculations related to the TCJA. For the three months ended December 31, 2017, we recorded $13,909 of additional income tax expense associated with the TCJA.

Liquidity and Capital Resources

Cash Flows

At December 31, 2018, we had $41,782 in cash, of which $23,776 was outside the United States, $1,013 in short-term investments, all of which is held outside the United States, and $317,121 in long-term debt (including the current portion), all of which is an obligation in the United States. Working capital was $953 at December 31, 2018 compared to $200,109 at June 30, 2018. The $23,776 of cash held outside of the United States is fully accessible to meet any liquidity needs of our business located in any of the countries in which we operate. The majority of the cash located outside of the United States is held by our European operations and can be transferred into the United States. Although these amounts are fully accessible, transferring these amounts into the United States or any other countries could have certain local tax consequences. In accordance with the Tax Cuts and Jobs Act of 2017, we record additional income tax expense related to deferred tax liabilities for local tax authorities as we no longer assert permanent reinvestment of our undistributed non-U.S. subsidiaries' earnings. A portion of our cash is held in operating accounts that are with third party financial institutions. While we monitor daily the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail or are subject to other adverse conditions in the financial markets. To date, we have experienced no loss or lack of access to cash in our operating accounts.

As significant demands on our cash persisted, our cash position at December 31, 2018 decreased $59,092 from the amount at June 30, 2018, predominantly due to the net loss of $43,442 during the period, as well as an increase in inventory and accounts receivable.

Operating activities for the six months ended December 31, 2018 used cash of $54,499 for this period, as compared to cash provided of $46,905 for the comparable period. The $54,499 use of cash resulted from $43,442 in net loss and $19,053 derived from adjustments for non-cash items and a net decrease of $30,110 from changes in operating assets and liabilities. The non-cash items included $16,160 in depreciation and amortization expense, $139 for deferred income taxes and $3,787 for amortization of debt issuance costs, debt discount and deferred financing costs offset in part by $1,476 of earnings on an equity investment in a joint venture. Trade accounts receivable increased $15,676 during the six months ended December 31, 2018, due predominantly to an increase in days sales outstanding, particularly at our Rising subsidiary, as well as an increase in sales of Rising products in the second quarter of fiscal 2019 compared to the fourth quarter of fiscal 2018. Inventories increased by $47,833 and accounts payable increased by $25,899 due primarily to inventories held in stock at our Rising subsidiary and a ramp up of inventory for our Pharmaceutical Ingredients segment due to shipments to occur in the following quarters of fiscal year 2019, as well as timing of payments processed at the end of the quarter. In addition, Specialty Chemicals inventories increased due to the build-up of inventory as a result of the Chinese tariffs as well as increased Agricultural Protection Products inventory for the anticipated sale of certain products expected to be shipped in the third and fourth quarters of fiscal 2019. Accrued expenses and other liabilities increased $6,374 due primarily to a rise in price concessions for our Rising business. Operating activities for the six months ended December 31, 2017 provided cash of $46,905 for this period. The $46,905 resulted from a $13,410 in net loss, $29,470 derived from net adjustments for non-cash items and a net $30,845 increase from changes in operating assets and liabilities.

Investing activities for the six months ended December 31, 2018 provided cash of $180 primarily from sales of investments in time deposits of $2,664 offset by purchases of investments of $660 and purchases of property and equipment and intangible assets of $1,824. Investing activities for the six months ended December 31, 2017 used cash of $4,722 primarily from purchases of property and equipment and intangible assets of $3,733 and purchases of investments in time deposits of $2,683, offset by sales of investments in time deposits of $1,694.

Financing activities for the six months ended December 31, 2018 used cash of $4,171, consisting of $3,865 in repayments of bank loans and $306 in payment of cash dividends. Financing activities for the six months ended December 31, 2017 used cash of $33,916 primarily from repayment of bank loans of $30,582 and $3,929 in payment of cash dividends.

Credit Facilities

On December 21, 2016 the Company entered into a Second Amended and Restated Credit Agreement (the “A&R Credit Agreement”), with eleven banks, which amended and restated in its entirety the Amended and Restated Credit Agreement, dated as of October 28, 2015, as amended by Amendment No. 1 to Amended and Restated Credit Agreement, dated as of November 10, 2015, and Amendment No. 2 to Amended and Restated Credit Agreement, dated as of August 26, 2016 (collectively, the “First Amended Credit Agreement”). The A&R Credit Agreement increased the aggregate available revolving commitment under the First Amended Credit Agreement from $150,000 to an initial aggregate available revolving commitment of $225,000 (the “Initial Revolving Commitment”). Under the A&R Credit Agreement, the Company was permitted to borrow, repay and reborrow from and as of December 21, 2016, to but excluding December 21, 2021 (the “Maturity Date”) provided, that if any of the Notes remain outstanding on the date that is 91 days prior to the maturity date of the Notes (the “2015 Convertible Maturity Date”), then the Maturity Date shall mean the date that is 91 days prior to the 2015 Convertible Maturity Date. The A&R Credit Agreement provides for (i) Eurodollar Loans (as such terms are defined in the A&R Credit Agreement), (ii) ABR Loans (as such terms are defined in the A&R Credit Agreement), or (iii) a combination thereof. As of December 31, 2018, the principal balance on the outstanding Revolving Loans (as defined under the A&R Credit Agreement) aggregated $62,000, which loans are Eurodollar Loans at interest rates ranging from 9.51% to 9.76% at December 31, 2018. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

Under the A&R Credit Agreement, the Company also borrowed $150,000 in term loans (the “Initial Term Loan). Subject to certain conditions, including obtaining commitments from existing or prospective lenders, the Company had the right to increase the amount of the Initial Revolving Commitment (each, a “Revolving Facility Increase” and, together with the Initial Revolving Commitment, the “Revolving Commitment”) and/or the Initial Term Loan in an aggregate amount not to exceed $100,000 pursuant to an incremental loan feature in the A&R Credit Agreement. As of December 31, 2018, the remaining principal amount outstanding under the Initial Term Loan was $123,750 and was payable as a Eurodollar Loan at an interest rate of 9.39%. The proceeds of the Initial Revolving Commitment and Initial Term Loan were used to partially finance the acquisition of generic products and related assets of Citron and its affiliate Lucid, and to pay fees and expenses related thereto. The applicable interest rate margin percentage is subject to adjustment quarterly based upon the Company’s senior secured net leverage ratio.

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

The A&R Credit Agreement provides that commercial letters of credit shall be issued to provide the primary payment mechanism in connection with the purchase of any materials, goods or services in the ordinary course of business. The Company had no open letters of credit at December 31, 2018 and June 30, 2018.

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

On May 3, 2018, the Company entered into a Second Amendment and Waiver to the Second Amended and Restated Credit Agreement (the “May 2018 Amendment”). The May 2018 Amendment, among other things, contained a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with Total Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarter ended March 31, 2018. The May 2018 Amendment also contained several amendments to the A&R Credit Agreement including, among other things, reducing the available revolving commitment thereunder to $100,000, fixing the applicable margin on Loans (as defined in the A&R Credit Agreement) to the highest level provided under the A&R Credit Agreement at the time, fixing the commitment fee on the undrawn revolving commitments to the highest level provided under the A&R Credit Agreement at the time, requiring prior written consent of the Required Lenders (as defined in the A&R Credit Agreement) as a condition precedent to the lenders making any additional Revolving Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit (as defined in the A&R Credit Agreement), restricting dividends or distributions the Company may make to its shareholders to no more than $0.01 per share for the fiscal quarter ending on June 30, 2018 and restricting dividends or distributions thereafter, restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

As of June 30, 2018, the Company was not in compliance with its financial covenants relating to its Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio. The Company and its lenders agreed upon another amendment and waiver to the A&R Credit Agreement (referred to herein as the “September 2018 Amendment”). The September 2018 Amendment provided for a waiver of any event of default under the A&R Credit Agreement arising as a result of the non-compliance by the Company with the Total Net Leverage Ratio, Senior Secured Net Leverage Ratio and Debt Service Coverage Ratio financial covenants, in each case, solely for the fiscal quarters ended or ending June 30, 2018, September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019. The September 2018 Amendment also contains several amendments to the A&R Credit Agreement including, among other things, (a) a limitation on dividends for the fiscal quarters ending September 30, 2018, December 31, 2018, March 31, 2019 and June 30, 2019, to an amount not to exceed $325 for any fiscal quarter, (b) increasing the applicable margin with respect to the interest rates on all Loans by 450 basis points and fixing (during the September 2018 Amendment Limitation Period (as hereinafter defined)) the applicable margin with respect to the interest rate on all Loans to the highest level provided under the A&R Credit Agreement which is currently 6.00% in the case of ABR Loans and 7.00% in the case of Eurodollar Loans, (c) during the period commencing on the closing of the September 2018 Amendment and ending on the date the Company demonstrates compliance with each financial covenant set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019 (referred to herein as the “September 2018 Amendment Limitation Period”; provided that if the Company is not in compliance with any of the financial covenants set forth in the A&R Credit Agreement for the fiscal quarter ending September 30, 2019, then the September 2018 Amendment Limitation Period shall continue indefinitely), requiring the Company to maintain the sum of Domestic Liquidity (as defined in the A&R Credit Agreement) plus Foreign Liquidity (as defined in the A&R Credit Agreement) and the undrawn portion of the Revolving Commitment (referred to herein as “Covenant Liquidity”) to an amount of at least $55,000 (the “Covenant Liquidity Amount”) as of the last business day of each week following the effectiveness of the September 2018 Amendment; provided that the Company shall not be in breach of the minimum liquidity covenant unless the Covenant Liquidity is less than the Covenant Liquidity Amount as of the last business day of two consecutive weeks, (d) requiring the prior written consent of the Required Lenders as a condition precedent to the lenders extending any Loans or the issuing banks issuing, amending, renewing or extending any Letter of Credit, (e) permitting the purchase, during fiscal 2019, of assets for an aggregate consideration not to exceed $12,300, consisting of intangibles assets relating to strategic product acquisitions and certain capital expenditures, and (f) restricting the incurrence of certain indebtedness, limiting acquisitions and other investments and imposing certain other restrictions.

On January 8, 2019 (the “Fourth Amendment Effective Date”), the Company further amended the A&R Credit Agreement, constituting a Fourth Amendment and Limited Waiver (the “January 2019 Amendment”). The January 2019 Amendment contains certain amendments to the Credit Agreement relating to the revolver access and vendor and business partner payments, under which the Company is permitted (a) to request and borrow up to an additional $23,000 as Revolving Loans; and (b) to purchase, prior to the repayment of these newly borrowed Revolving Loans and during (x) the Company’s fiscal year 2019, assets in an aggregate amount not to exceed $6,500 or (y) the third quarter of the Company’s fiscal year 2019, assets in an aggregate amount not to exceed $3,105, in each case, consisting of intangible assets relating to strategic product acquisitions, certain data compensation expenses and certain capital expenditures.

The January 2019 Amendment also contains modifications to the A&R Credit Agreement relating to cash management and liquidity. In general, further compliance with the minimum liquidity covenant from the September 2018 Amendment has been permanently waived, there is a cash anti-hoarding provision, and there are restrictions on the Company and its Domestic Subsidiaries (as defined in the A&R Credit Agreement) transferring funds to its Foreign Subsidiaries (as defined in the A&R Credit Agreement) and prohibitions on paying dividends and making similar distributions.

The January 2019 Amendment mandates certain milestones with respect to the Company’s strategic process. In general, the milestones require delivery to the Administrative Agent (as defined in the A&R Credit Agreement) and lenders of proposals and commitments from financially credible third parties, the proceeds of which would be sufficient and used to repay both the Revolving Loans borrowed on or after the Fourth Amendment Effective Date and the remaining Obligations (as defined in the A&R Credit Agreement). The Company has been taking steps to meet these milestones, but no assurance may be given that they will be successfully met. The January 2019 Amendment also revises both the Revolving Loan Maturity Date (as defined in the A&R Credit Agreement) and Term Loan Maturity Date to June 30, 2019, the last day of the Company’s current fiscal year. Based on the new maturity dates, the Company has classified the indebtedness outstanding under the Company’s credit facility as a current liability as of December 31, 2018.

The January 2019 Amendment provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the failure by the Company (x) to make certain principal and interest payments under the A&R Credit Agreement that were due on or about December 31, 2018 (which were instead paid pursuant to the January 2019 Amendment on the Fourth Amendment Effective Date), (y) to pay interest on certain deferred payment amounts to the sellers under the 2016 Citron product purchase agreement, and (z) as described above, the non-compliance by the Company with the liquidity financial covenant.  The January 2019 Amendment provides for the payment of a fee equal to 2.0% of each lender’s revolving commitment that is available or borrowed after the Fourth Amendment Effective Date, a 0.25% (of each such lender’s aggregate exposure) consent fee to the lenders who timely consented to the January 2019 Amendment, increases the waiver fees imposed under the September 2018 Amendment from 4.0% to 6.0% but only under certain circumstances, and provides for reimbursement of certain third party expenses incurred by the Administrative Agent and lenders.

On January 31, 2019, the Company entered into a Limited Waiver to the Second Amended and Restated Credit Agreement (the “January 2019 Waiver”). The January 2019 Waiver provides for a waiver of any event of default under the A&R Credit Agreement arising as a result of the failure by the Company to deliver to the Administrative Agent and the lenders a binding commitment letter with respect to subordinated financing by January 31, 2019.

In conjunction with the A&R Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap was December 21, 2021. The remaining notional balance of this derivative as of December 31, 2018 is $80,000. In January 2019, the Company terminated the interest rate swap agreement resulting in a cash receipt of $1,145.

On February 19, 2019, the Company entered into the DIP Credit Agreement. For information regarding the DIP Credit Agreement and certain related matters, see Item 5 Other Information.

Working Capital Outlook

Working capital was $953 at December 31, 2018 versus $200,109 at June 30, 2018.

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

In connection with our agricultural protection business, we plan to continue to acquire product registrations and related data filed with the United States Environmental Protection Agency as well as payments to various task force groups, which could approximate $5,644 in fiscal 2019.

In connection with our environmental remediation obligation for Arsynco, we anticipate paying $4,010 towards remediation of the property in the next twelve months, which is included in accrued expenses in our Condensed Consolidated Balance Sheet as of December 31, 2018, and, as noted above, our working capital declined to $953 at December 31, 2018. Given the substantial reduction in the Company’s liquidity, the Company has determined to seek the protection of the Bankruptcy Code. See Item 5 Other Information.

As indicated in the accompanying interim unaudited condensed consolidated financial statements, the Company had working capital at December 31, 2018 of $953 as compared with $200,109 at June 30, 2018. As more fully discussed in Note 6, the maturity date of the bank loans was revised from December 21, 2021 to June 30, 2019, resulting in the classification of the indebtedness outstanding under the Company’s credit facility as a current liability as of December 31, 2018. The Company has accumulated deficit and continued operating losses. The Company also continues to spend heavily on financial and legal professionals retained by the Company to deal with ongoing negative factors in the generic drug market and pending legal proceedings. As a result, our cash position declined from $100,874 at June 30, 2018 to $41,782 at December 31, 2018.

On February 19, 2019, the Debtors each filed a voluntary petition for relief under chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors have proposed to jointly administer their chapter 11 cases under the caption In re Aceto Corporation, et al.

For the duration of the Chapter 11 Cases, our operations are subject to risks and uncertainties associated with chapter 11 proceedings. As a result of these risks and uncertainties, our assets, liabilities, shareholders’ equity, officers and/or directors could be significantly different following the conclusion of the Chapter 11 Cases, and the description of our operations, properties and capital plans included in this quarterly report on Form 10-Q may not reflect our actual operations, properties and capital plans following the conclusion of the Chapter 11 Cases.

We intend to sell substantially all of our assets pursuant to one or more sales under Section 363 of the Bankruptcy Code. If we are unable to complete one or more sales of the Company’s assets, it may be necessary to explore a plan of reorganization or liquidation or our Chapter 11 Cases may be converted to a chapter 7 liquidation process.

Therefore, the outcome of the chapter 11 process is subject to a high degree of uncertainty and is dependent upon factors outside of our control, including determinations by the Bankruptcy Court and actions and positions taken by our creditors. The significant risks and uncertainties related to the Company’s ability to pay significant indebtedness due within the next twelve months, our liquidity and the Chapter 11 Cases raise substantial doubt about our ability to continue as a going concern. The Company’s Condensed Consolidated Financial Statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of certain liabilities and other commitments in the normal course of business. The Company’s Condensed Consolidated Financial Statements do not include any adjustments to reflect the possible future effects of this uncertainty on the recoverability or classification of recorded asset amounts or the amounts or classification of liabilities.

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

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which has the objective of improving the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition to that main objective, the amendments in ASU 2017-12 make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. ASU 2018-16 expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The amendments in ASU 2017-12 and ASU 2018-16 are effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2017-12 and ASU 2018-16.

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

Investment Market Price Risk

We had short-term investments of $1,013 at December 31, 2018 and $3,030 at June 30, 2018. Those short-term investments consisted of time deposits. Time deposits are short-term in nature and are accordingly valued at cost plus accrued interest, which approximates fair value.

Foreign Currency Exchange Risk

In order to reduce the risk of foreign currency exchange rate fluctuations, we hedge some of our transactions denominated in a currency other than the functional currencies applicable to each of our various entities. The instruments used for hedging are short-term foreign currency contracts (futures). The changes in market value of such contracts have a high correlation to price changes in the currency of the related hedged transactions. At December 31, 2018, we had foreign currency contracts outstanding that had a notional amount of $61,904. At June 30, 2018 our outstanding foreign currency contracts had a notional amount of $56,108. The difference between the fair market value of the foreign currency contracts and the related commitments at inception and the fair market value of the contracts and the related commitments at December 31, 2018 was not material.

We are subject to risk from changes in foreign exchange rates for our subsidiaries that use a foreign currency as their functional currency and are translated into U.S. dollars. These changes result in cumulative translation adjustments, which are included in accumulated other comprehensive income (loss). On December 31, 2018, we had translation exposure to various foreign currencies, with the most significant being the Euro. The potential loss as of December 31, 2018, resulting from a hypothetical 10% adverse change in quoted foreign currency exchange rates amounted to $6,709. On June 30, 2018 such potential loss amounted to $6,573. Actual results may differ.

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

In conjunction with the Credit Agreement, the Company entered into an interest rate swap on March 21, 2017 for an additional interest cost of 2.005% on a notional amount of $100,000, which has been designated as a cash flow hedge. The expiration date of this interest rate swap is December 21, 2021. The remaining notional balance of this derivative as of December 31, 2018 is $80,000. The unrealized loss to date associated with this derivative, which is recorded in accumulated other comprehensive income in the consolidated balance sheet at December 31, 2018, is $1,135. In January 2019, the Company terminated the interest rate swap agreement resulting in a cash receipt of $1,145.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of December 31, 2018 and, based on their evaluation, have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As previously described in our Form 10-K for the year ended June 30, 2018, we are subject to various environmental proceedings for which there were no material changes during the six months ended December 31, 2018.

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

Many of the market and industry factors that led to the March 31, 2018 impairment charges have continued to impact us. The difficult conditions in the generic drug market have been compounded by the continuing impact of failures to supply and other negative market factors. We also continue to spend heavily on financial and legal professionals retained by us to deal with ongoing negative factors in the market and pending legal proceedings. As a result, our cash position declined from $100,874 at June 30, 2018 to $41,782 at December 31, 2018 and our working capital declined from $200,109 at June 30, 2018 to $953 at December 31, 2018.

We are subject to risks and uncertainties associated with our Chapter 11 Cases.

Our operations and our ability to continue as a going concern are subject to risks and uncertainties associated with the Chapter 11 Cases. These risks include the following:

•	our ability to continue as a going concern;
•	our ability to obtain court approval with respect to motions filed in Chapter 11 Cases from time to time, including a motion to approve debtor-in-possession financing and one or more motions to approve sales of substantially all of the Company’s assets;
•	our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•	our ability to maintain contracts that are critical to our operations;
•	our ability to obtain acceptable and appropriate financing;
•	the ability of third parties to seek and obtain court approval to terminate or compel us to reject contracts and other agreements with us;
•	our ability to develop, confirm and consummate a chapter 11 plan or alternative restructuring transaction;
•

the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a chapter 11 plan, to appoint a chapter 11 trustee, or to convert the Chapter 11 Cases to a chapter 7 proceeding; and

•	the actions and decisions of our creditors and other third parties who are parties in interest in our Chapter 11 Cases that may be inconsistent with our actions and decisions.

Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 Cases.

We may not be able to complete any Bankruptcy Court-approved sales of our Company or assets through the chapter 11 process, or we may not be able to realize adequate consideration for such sales, which would adversely affect our financial condition.

In connection with the Chapter 11 Cases, we intend to sell substantially all of our assets pursuant to one or more sales under Section 363 of the Bankruptcy Code. The Company and certain of its subsidiaries entered into the Asset Purchase Agreement pursuant to which NMC Atlas, L.P. (the “Buyer”), a Delaware limited partnership (and an affiliate of New Mountain Capital, L.L.C.) agreed to acquire substantially all of the assets and assume certain liabilities of the Company’s Chemicals Plus Business pursuant to Sections 363 and 365 of the Bankruptcy Code. The Asset Purchase Agreement is subject to Bankruptcy Court approval and intended to constitute a “stalking horse” bid that is subject to higher and better bids by third parties in accordance with bidding procedures to be approved by the Bankruptcy Court. There can be no assurance that we will be able to obtain approval and complete the proposed sale because there may be objections from our stakeholders, which could include a committee of unsecured creditors or other debt holders or our equity holders.

The Debtors are also seeking bids for the sale of the Company’s Pharma Business segment. There can be no assurance that we will be successful in entering into an agreement for, or completing, any such sale because, among other things, we may not receive sufficient consideration for such assets, or there may be objections from our stakeholders, which could include a committee of unsecured creditors or other debt holders or our equity holders. Such a sale would also be subject to the approval of the Bankruptcy Court.

If we are unable to complete one or more sales of the Company’s assets, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process. If one or more sales of the Company’s assets are completed, they may not generate the anticipated or desired outcomes.

From time to time, we may also receive inquiries from third parties regarding our potential interest in disposing of certain of our assets, which we may choose to pursue in accordance with procedures approved by the Bankruptcy Court. Any dispositions may result in us recognizing significant losses. As a result, such asset dispositions could have a material adverse effect on our business, financial condition, liquidity and results of operations.

We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

These risks and uncertainties could significantly affect our business and operations in various ways. For example, negative publicity or events associated with the Chapter 11 Cases may adversely affect our relationships with our vendors and employees, as well as with customers and business partners, which in turn could materially and adversely affect our business, financial condition, liquidity and results of operations. In addition, pursuant to the Bankruptcy Code, we need Bankruptcy Court approval for transactions outside the ordinary course of business, which may impact our ability to take advantage of certain opportunities. Because of the risks and uncertainties associated with the Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the pendency of the Chapter 11 Cases will have on our business, financial condition, liquidity, results of operations, or the certainty as to our ability to continue as a going concern. As a result of the Chapter 11 Cases, realization of assets and liquidation of liabilities are subject to uncertainties. While operating under the protection of the Bankruptcy Code, and subject to Bankruptcy Court approval or otherwise as permitted in the normal course of business, we may sell or otherwise dispose of a portion or all of our assets and liquidate or settle liabilities for amounts other than those reflected in our Consolidated Condensed Financial Statements.

Our businesses could suffer from a long and protracted restructuring.

A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, liquidity and results of operations. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort dealing with the requirements associated with the Chapter 11 Cases instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and stability of our business.

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. In addition, the DIP financing may not be sufficient to meet our liquidity requirements or may be restricted or ultimately terminated by the lenders under the DIP financing in accordance with the terms of the definitive documents governing such financing. If our cash flows and borrowings under the DIP financing are not sufficient to meet our liquidity requirements, our chances of successfully selling our assets as a going concern may be seriously jeopardized and the likelihood that we instead will be required to liquidate our assets on a piecemeal basis may be enhanced, further negatively impacting the value of any of our debt or equity securities.

Operating as a debtor in possession under chapter 11 of the Bankruptcy Code may restrict our ability to pursue our business strategies.

Under the Bankruptcy Code, the entry into transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our various stakeholders;
•	buy or sell assets outside the ordinary course of business;
•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•	borrow funds for our operations, investments or other capital needs or to engage in other business activities that would be in our best interest.

Trading in our securities during the pendency of our Chapter 11 Cases poses substantial risks and is highly speculative.

We cannot predict the extent to which holders of our convertible notes will be able to realize the full amount of their investment upon conclusion of the Chapter 11 Cases. Under anticipated recovery levels, it is not anticipated that the Company’s common stock will have any value upon conclusion of the Chapter 11 Cases. Trading prices for our common stock or other securities may bear little or no relationship during the pendency of the Chapter 11 Cases to the actual recovery, if any, by the holders thereof at the conclusion of the Chapter 11 Cases. Accordingly, we urge extreme caution with respect to existing and future investments in our common stock or other securities.

The Company and certain of its U.S. subsidiaries may be unable to comply with restrictions imposed by the agreements governing the DIP financing and the Company and certain of its U.S. subsidiaries’ other financing arrangements.

The agreements governing the DIP financing impose a number of restrictions on the Company and certain of its U.S. subsidiaries. Specifically, the terms of the credit agreement governing the DIP credit facilities impose certain obligations including, among other things, affirmative covenants requiring the Debtors to provide financial information, budgets and other information to the agents under the DIP credit facilities, and negative covenants restricting the Debtors' ability to incur additional indebtedness, make additional investments, grant liens, dispose of assets, pay dividends, undertake transactions with affiliates or take certain other actions, in each case except as permitted by the terms and conditions of the credit agreements governing the DIP credit facilities. The Debtors' ability to borrow under the DIP credit facilities is subject to the satisfaction of certain customary conditions precedent set forth therein.

The Company and certain of its U.S. subsidiaries’ ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Company and certain of its U.S. subsidiaries cannot comply with a covenant or achieve a milestone, could result in an event of default under the agreements governing the DIP financing and the Company and certain of its U.S. subsidiaries’ other financing arrangements.

In certain instances, including, among other things, if we are not able to obtain confirmation of a chapter 11 plan, if current financing is insufficient, or if exit financing is not available, a chapter 11 case may be converted to a case under chapter 7 of the Bankruptcy Code, and may result in significantly smaller distributions to the Debtors' creditors than under a chapter 11 plan.

In order to conclude the Chapter 11 Cases, we must develop and obtain confirmation of a chapter 11 plan by the Bankruptcy Court. There can be no assurance that we will be able to confirm a plan. There can be no assurance that our access to liquidity, including funds available from our DIP financing, will be sufficient to fund ongoing operations.

If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under chapter 7 of the Bankruptcy Code. In such event, a chapter 7 trustee would be appointed or elected to liquidate the Debtors' assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under chapter 7 would result in significantly smaller distributions being made to the Debtors' creditors than those provided for in a chapter 11 plan because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than selling in a controlled manner the Debtors' businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that may be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

Our business, financial condition, results of operations and liquidity could be negatively impacted by the loss of customers and suppliers.

As a result of the Chapter 11 Cases, we may experience collection issues with otherwise valid receivables with respect to certain customers. Adverse resolution of these disagreements may impact our revenues and other costs of services, both prospectively and retroactively. It is too soon for us to predict with any certainty the ultimate impact of these disagreements. Many of our suppliers, vendors and service providers may require stricter terms and conditions, and we may not find these terms and conditions acceptable. In addition, we may continue to experience a loss of confidence by current and prospective suppliers, customers, landlords, employees or other stakeholders, which could make it more difficult for us to operate and have a material adverse effect on our businesses, financial condition, liquidity and results of operations. Any failure to timely obtain suitable inventory at competitive prices could materially adversely affect our businesses, financial condition, liquidity and results of operations.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources and have limited access to additional financing. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we must comply with the covenants of our significant DIP financing in order to continue to access our borrowings thereunder. These covenants include, among other things, continuous and detailed financial reporting and budget requirements (including adhering to a budget subject to limited permitted variances), restrictions on transactions with affiliates, as well as general restrictions on the incurrence of debt, making additional investments, granting of liens and dispositions of assets. We cannot assure you that we will be able to comply with the covenants of our DIP financing or that cash on hand and cash flow from operations will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP financing agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 Cases.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a committee of unsecured creditors and other parties-in-interest and one or more hearings. A creditors' committee and other parties-in-interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

Adverse publicity in connection with the Chapter 11 Cases or otherwise could negatively affect our businesses.

Adverse publicity or news coverage relating to us, including, but not limited to, publicity or news coverage in connection with the Chapter 11 Cases, may negatively impact operations, liquidity and financial condition.

We may not have sufficient cash to maintain our operations during the Chapter 11 Cases.

Because of our financial condition, we will have heightened exposure to, and less ability to withstand, the operating risks that are customary in our industry. Any of these factors could result in the need for substantial additional funding. A number of other factors, including our Chapter 11 Cases, our financial results in recent years, our substantial indebtedness and the competitive environment we face, materially adversely affect the availability and terms of funding that might be available to us during the Chapter 11 Cases. As a result, we may not be able to source capital at rates acceptable to us, or at all, to fund our current operations outside of the anticipated DIP financing. The inability to obtain necessary additional funding on acceptable terms could have a material adverse impact on us and on our ability to sustain our operations and/or sell our assets as a going concern.

Transfers of our equity and issuances of equity in connection with the Chapter 11 Cases may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. Our ability to utilize net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in section 382 of the U.S. Internal Revenue Code, then our ability to use net operating loss carryforwards and other tax attributes may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an “ownership change” if one or more shareholders owning 5% or more of a corporation’s common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. While not currently expected, following the implementation of a plan of reorganization in the Chapter 11 Cases, we may experience an “ownership change.” Under section 382 of the U.S. Internal Revenue Code, absent an application exception, if a corporation undergoes an “ownership change,” the amount of its net operating losses that may be utilized to offset future taxable income generally is subject to an annual limitation on the amount of federal income tax net operating loss carry-forwards existing prior to the change that it could utilize to offset its taxable income in any future taxable year to an amount generally equal to the value of its stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate, subject to adjustments to reflect the differences between the fair market value of the corporation’s assets and the tax basis in such assets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

Bankruptcy Filing

On February 19, 2019, the Company and certain of its U.S. subsidiaries (collectively with the Company, the “Debtors”) each filed a voluntary petition for relief (the “Bankruptcy Filing”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of New Jersey (the “Bankruptcy Court”). The Debtors have proposed to jointly administer their chapter 11 cases under the caption In re Aceto Corporation, et al. (the “Chapter 11 Case”). All documents filed with the Bankruptcy Court are available for inspection at the Office of the Clerk of the Bankruptcy Court or online at www.primeclerk.com.

Each of the Debtors remains in possession of its respective assets and will continue to operate its respective business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court, and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court.

The Debtors have filed a series of “first day” motions, including motions for entry of orders authorizing the Debtors to obtain secured postpetition financing; to continue paying employee wages, salaries and benefit programs; to continue their cash management system; to continue customer programs; and to obtain other relief intended to assure the Debtors’ ability to continue ordinary course operations.

The Debtors currently intend to seek the approval of the Bankruptcy Court of one or more sales of substantially all of their assets under section 363 of the Bankruptcy Code.

Asset Purchase Agreement

On February 18, 2019, the Company and certain of its U.S. subsidiaries (collectively, the “Sellers”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with NMC Atlas, L.P., a Delaware limited partnership (the “Buyer”), an affiliate of New Mountain Capital, L.L.C., pursuant to which the Buyer agreed to acquire substantially all of the assets and assume certain liabilities of the Company’s Chemicals Plus Business for an aggregate purchase price of $338,000 in cash plus the assumption of certain liabilities (as set forth in the Asset Purchase Agreement), subject to adjustments for net current assets at closing.

The Asset Purchase Agreement is intended to constitute a “stalking horse” bid that is subject to higher and better bids by third parties in accordance with bidding procedures to be approved by the Bankruptcy Court. The Asset Purchase Agreement provides for the payment of a termination fee of $6,760, and reimbursement of Buyer’s expenses up to $2,000, in the event that the Asset Purchase Agreement is replaced by a higher and better bid.

Pursuant to the Asset Purchase Agreement, the Buyer has deposited $33,800 into escrow as a good faith deposit. The good faith deposit will be applied to the purchase price at closing or retained by the Sellers in the event the Asset Purchase Agreement is terminated due to certain breaches of the Asset Purchase Agreement by Buyer or returned to Buyer if the Asset Purchase Agreement is terminated for other reasons.

The Sellers and the Buyer have made customary representations, warranties and covenants in the Asset Purchase Agreement. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to the satisfaction or waiver of a number of closing conditions, including the receipt of customary regulatory approvals and the entry of a sale order by the Bankruptcy Court approving the sale as provided in the Asset Purchase Agreement.

The foregoing description of the Asset Purchase Agreement is not complete and is qualified in its entirety by reference to the Asset Purchase Agreement which is attached as Exhibit 10.2 hereto and is incorporated herein by reference.

Debtor-In-Possession Financing

In connection with the Chapter 11 Cases, the Company and certain of its U.S. subsidiaries (collectively, the “DIP Borrowers”) will enter into a Senior Secured, Priming and Superprioity Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”) with the lenders party thereto from time to time (the “DIP Lenders”) and Wells Fargo Bank, National Association, as administrative agent for the DIP Lenders (the “DIP Administrative Agent”) The DIP Credit Agreement is subject to approval of the Bankruptcy Court and will become effective upon, in addition to other customary closing conditions, the entry of the Interim Order (as defined in the DIP Credit Agreement). The DIP Credit Agreement provides for a $60,000 debtor-in-possession revolving credit facility (the “DIP Facility”). In accordance with the terms of the DIP Credit Agreement, a portion of the DIP Facility will be used to refinance up to $23,000 of outstanding revolving bridge loans along with additional revolving loans held by DIP Lenders under the Company’s prepetition credit agreement outstanding on the Effective Date. In addition, the DIP Borrowers will use the proceeds of the DIP Facility for the following purposes: (i) to finance the expenses of the DIP Borrowers, including ordinary course operating expenses related to the Chapter 11 Cases and professional fees and expenses set forth in an approved budget, which shall be in form and substance reasonably satisfactory to the DIP Administrative Agent, as updated by monthly supplementary forecasts to be delivered by the DIP Borrowers and that have been approved by the DIP Administrative Agent and (ii) to make adequate protection payments to its prepetition secured lenders and agents in connection with the use of their collateral.

Pursuant to the terms of the DIP Credit Agreement, interest will accrue on the principal balance of the DIP Loans at a rate per annum equal to (a) LIBOR for such interest period plus 7.00% in respect of Eurodollar Loans (as defined in the DIP Credit Agreement) and (b) the alternate base rate plus 6.00% in respect of ABR Borrowings (as defined in the DIP Credit Agreement). The DIP Facility is subject to certain customary representations, warranties, covenants and events of default, and the DIP Lenders’ obligations to fund are contingent upon the satisfaction of certain conditions, including, without limitation, the entry of the Interim DIP Order and final order (the “Final DIP Order”) by the Bankruptcy Court approving the DIP Facility and its terms (collectively, the “DIP Orders”).

Further, until the DIP Facility is paid in full, 100% of the net proceeds received in connection with the Asset Purchase Agreement must be used to prepay the DIP Facility.

The DIP Facility will mature and shall be paid in full, on the earliest of the following: (i) June 7, 2019 (which date may be extended for 30 days in accordance with the DIP Credit Agreement), (ii) 40 days after entry of the Interim DIP Order if the Final DIP Order has not been entered prior to such date; (iii) the close of the sale of the DIP Borrowers’ Chemicals Plus Business; and (iv) the acceleration of the maturity of the DIP Facility after the occurrence and during the continuance of an event of default under the DIP Credit Agreement.

Subject to entry of the DIP Orders, the DIP Credit Agreement will become effective and the DIP Borrowers’ obligations under the DIP Credit Agreement will be secured by, among other things, first priority, priming security interests in substantially all of the DIP Borrowers’ assets, subject only to certain carve-outs and permitted exceptions, as set forth in the DIP Credit Agreement and DIP Orders.

Executive Compensatory Arrangements

William C. Kennally, III

On February 14, 2019, we entered into a Key Executive Incentive Agreement (the “Key Executive Agreement”) with William Kennally, III, our President and Chief Executive Officer. The Key Executive Agreement is designed to incentivize Mr. Kennally to maximize the value of our assets and to ensure optimum recovery for all of our stakeholders. The total potential award opportunity for Mr. Kennally under the Key Executive Agreement is $800 (the “Bonus”).

Under the Key Executive Agreement, Mr. Kennally was entitled to receive the Bonus upon the receipt of a binding offer for the purchase of the assets of either the Chemicals Plus Business or the Pharma Business, which would be subject to higher or otherwise better offers under the supervision of the Bankruptcy Court and subject to the terms of Bankruptcy Court order (a “Stalking Horse Bid”) prior to March 15, 2019. A Stalking Horse Bid was timely received, and accordingly, the Bonus was paid to Mr. Kennally on February 14, 2019.

Mr. Kennally is obligated to repay 100% of the Bonus if his employment with the Company terminates, for any reason other than by the Company without cause or as a result of his death or disability, prior to the earliest of (i) the consummation of a sale or reorganization of both the Pharma Business and the Chemicals Plus Business, (ii) the dismissal or conversion of the Bankruptcy Cases, if any, or (iii) September 13, 2019.

Steven Rogers

On February 14, 2019, we also entered into a letter agreement (the “Retention Bonus Amendment”) with Steven Rogers, our Senior Vice President and Chief Legal Officer, amending the Retention Bonus Agreement between us and Mr. Rogers, dated May 21, 2018 (the “Original Retention Agreement”). The Retention Bonus Amendment is also designed to incentivize Mr. Rogers to maximize the value of our assets and to ensure optimum recovery for all of our stakeholders.

Under the terms of the Original Retention Agreement, the $620.10 of Mr. Rogers’ retention bonus which remained unpaid as of February 11, 2019 (the “Balance”), was payable in connection with the earlier of (i) the consummation of a change of control transaction or (ii) September 13, 2019, subject to the terms and conditions of the Original Retention Agreement. Pursuant to the Retention Bonus Amendment, Mr. Rogers was entitled to receive the Balance upon the earlier of (x) a payment event under the Original Retention Agreement or (y) the receipt of a Stalking Horse Bid prior to March 15, 2019. A Stalking Horse Bid was timely received and accordingly, the Balance was paid to Mr. Rogers on February 14, 2019.

Mr. Rogers is obligated to repay 100% of the Bonus if his employment with the Company terminates, for any reason other than by the Company without cause or as result of his death or disability, prior to the earliest of (i) the consummation of a sale or reorganization of both the Pharma Business and the Chemicals Plus Business, (ii) the dismissal or conversion of the Bankruptcy Case, if any, or (iii) September 13, 2019. Additionally, if Mr. Rogers’ employment terminates, for any reason, prior to the date the Balance would have been paid absent the Retention Bonus Amendment, Mr. Rogers is obligated to repay the difference between (x) the Balance and (y) the portion of the Balance he would have been paid had his employment not terminated, if any, as determined by our Compensation Committee in its good faith discretion.

The descriptions of the Key Executive Agreement and the Retention Bonus Amendment are not complete and are qualified in their entirety by reference to the Key Executive Agreement and the Retention Bonus Amendment filed as Exhibits 10.3 and 10.4, respectively, hereto and are incorporated herein by reference.

NASDAQ Notification of Delinquent Filing

On February 12, 2019, the Company filed with the SEC a report on Form 12b-25 advising the SEC that the Company would be late in filing this Quarterly Report on Form 10-Q which was due on February 11, 2019. The report on Form 12b-25 did not specify when this Quarterly Report on Form 10-Q would be filed. Since the report on Form 12b-25 did not indicate that the Company would file its Quarterly Report on Form 10-Q within the five day period permitted by Rule 12b-25 (which period ended on February 19, 2019), on February 13, 2019, the Company received a notification from the Nasdaq Stock Market (“Nasdaq”) informing the Company that since it had not yet filed its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2018 (the “Quarterly Report”), the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”). The Listing Rule requires listed companies to timely file all required periodic financial reports with the SEC. The Nasdaq notification letter specifies that the Company has 60 calendar days, or until April 14, 2019, to submit a plan to regain compliance with the Listing Rule. If Nasdaq accepts the plan from the Company, Nasdaq can grant an exception of up to 180 calendar days from the Quarterly Report’s due date, or until August 12, 2019, to regain compliance.

Item 6. Exhibits

10.1	Fourth Amendment and Limited Waiver to Second Amended and Restated Credit Agreement, dated as of January 8, 2019.

10.2	Asset Purchase Agreement by and among Aceto Corporation, Aceto Agricultural Chemicals Corporation, Aceto Realty LLC and NMC Atlas, L.P., dated February 18, 2019.

10.3	Amendment No. 1, dated February 14, 2019 to the Retention Bonus Agreement, dated May 21, 2018, by and between Aceto Corporation and Steven Rogers.

10.4	Key Executive Incentive Agreement, by and between Aceto Corporation and William C. Kennally, III, dated February 14, 2019.

15.1	Letter from BDO USA, LLP regarding unaudited interim financial information

31.1	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ACETO CORPORATION

DATE	February 20, 2019	BY	/s/ William C. Kennally, III
William C. Kennally, III, President and Chief Executive Officer
(Principal Executive Officer)

DATE	February 20, 2019	BY	/s/ Rebecca Roof
Rebecca Roof, Chief Financial Officer
(Principal Financial Officer)

